Form 10-Q
period 2011-03-31
PennantPark Floating Rate Capital Ltd.
filed 2011-05-12
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00891

PENNANTPARK FLOATING RATE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

MARYLAND	27-3794690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212)-905-1000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 12, 2011 was 6,850,667.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION

This report on form 10-Q (the “Report”) is not a prospectus and is not intended to be used as a prospectus. We refer you to the Securities and Exchange Commission (“SEC”) website, where you may find a copy of our registration statement on Form N-2 that we used in connection with our initial public offering of common stock.

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “Company,” “we,” “our,” “PennantPark Floating Rate Capital” or “us” refer to PennantPark Floating Rate Capital Ltd. unless the context suggests otherwise. This Report primarily contains information as of March 31, 2011 and accordingly some information differs from our Balance Sheet contained in Registration Statement on Form N-2 filed on April 8, 2011. Please read the section “Recent Developments” in the “Discussion of Management’s Expected Operating Plans” for current information regarding events related to our initial public offering.

Item 1.	Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF ASSETS AND LIABILITIES

(Unaudited)

March 31, 2011
Assets
Cash	$10,000

Total assets	10,000

Commitments and contingencies (See Note 3)	—
Net Assets
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 667 shares issued and outstanding	1
Paid-in capital in excess of par	9,999

Total net assets	$10,000

Net asset value per share	$15.00

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

For the period March 4, 2011 (inception) through March 31, 2011
Investment income
Interest	$—

Expenses
Operating expenses	—

Net increase in net assets resulting from operations	$—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

For the period March 4, 2011 (inception) through March 31, 2011
Increase in net assets from operations
Net investment income	$—

Increase in net assets resulting from operations	—

Capital Share Transactions
Issuance of shares of common stock	10,000

Increase in net assets resulting from capital share transactions	10,000

Total increase in net assets	10,000

Net Assets
Beginning of period	—
End of period	$10,000

Capital Share Activity
Shares issued	667

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

For the period March 4, 2011 (inception) through March 31, 2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$—

Net cash provided by operating activities	—

Cash flows from financing activities
Proceeds from issuance of common stock	10,000

Cash provided by financing activities	10,000

Net increase in cash
Cash, beginning of period	—

Cash, end of period	$10,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation on October 28, 2010. The company is a closed-end, externally managed, non-diversified investment company. PennantPark Floating Rate Capital intends to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), prior to pricing its initial public offering.

Our investment objective is to seek high current income. We will seek to achieve our investment objective by investing primarily in floating rate loans and other instruments made to private middle-market companies whose debt is rated below investment grade. “Floating Rate Loans” are defined as loans that typically pay interest at rates, which are determined periodically, on the basis of a floating base lending rate such as the London Interbank Offering Rate (“LIBOR”), plus a spread over it. Under normal market conditions, we expect that at least 80% of the value of our “Managed Assets”, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans. We expect that senior secured loans will represent at least 65% of our overall portfolio. We expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments. We can offer no assurance that we will achieve our investment objective or be able to structure our investment portfolio as anticipated.

PennantPark Floating Rate Capital will be managed by PennantPark Investment Advisers, LLC (the “Investment Adviser”). PennantPark Investment Administration, LLC (the “Administrator”) will provide the administrative services necessary for us to operate. The Company has had no operations other than a sale of 667 shares of common stock for $10,000 ($15.00 per share). As of March 31, 2011, all of the outstanding shares of PennantPark Floating Rate Capital common stock were owned by the Investment Adviser. See Note 6 “Subsequent Events”.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of PennantPark Floating Rate Capital’s assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. References to the Accounting Standards Codification (“ASC”) serve as a single source of accounting literature and are not intended to change accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring subsequently through the date on which the financial statements are issued.

The financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity.

(b) Cash

Cash consists of a non-interest bearing demand deposit at a financial institution.

(c) U.S. Federal Income Taxes

We intend to operate so as to qualify and elect to be taxed as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code (“Code”). If we so qualify, we will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income as defined by the Code. Although not required for us to maintain our RIC tax status, we must also distribute an amount at least equal to the sum of 98% of our ordinary income (during each calendar year) plus 98.2% of our net capital gains (during each 12-month period ending on October 31) to avoid a 4% excise tax.

(d) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenditure during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Note 3. COMMITMENTS AND CONTINGENCIES

Initial organization and operating costs will be borne by the Investment Adviser until the consummation of the Company’s initial public offering. Upon consummation of the Company’s proposed initial public offering, initial organization and operating costs allocable to the Company and incurred by the Investment Adviser will be reimbursed by the Company. Subsequent to the Company’s initial public offering, all organization and operating costs will be borne by the Company. See Note 6 “Subsequent Events”.

Note 4. NET ASSETS AND COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock with a par value of $0.001 per share.

PENNANTPARK FLOATING RATE CAPITAL LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5. INDEMNIFICATION

Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company enters into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be known; however, the Company expects any risk of loss to be remote.

Note 6. SUBSEQUENT EVENTS

Election to be a Business Development Company

On April 7, 2011, the Company elected to be treated as a business development company under the 1940 Act.

Completion of Initial Public Offering

On April 8, 2011 and May 6, 2011, the Company sold a combined 6,850,000 shares in an initial public offering and the exercise of the over-allotment, resulting in gross proceeds of approximately $102,750,000. After deducting the underwriters’ discount (“sales load”) of $5,137,500, the Company received net proceeds of $97,612,500. We estimate offering costs to be paid by the Company to be $1,000,000 excluding the sales load. The underwriters agreed to reimburse, and have paid us, $350,000 of the estimated $1,000,000 of offering expenses we expect to incur in connection with this offering.

Material Agreements

(a) Repayment of Sales Load to Investment Adviser

Concurrent with the consummation of the Company’s proposed initial public offering of common stock and exercise of the over-allotment, the Investment Adviser has agreed to pay to the underwriters a portion of the sales load, in the amount of $2,055,000 with respect to the offering of shares of the Company’s common stock. The Company (and indirectly its stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-period ending on or after the one year anniversary of the closing of the initial public offering, the Company’s Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of the Company’s net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of the Company’s common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, the Company will not be obligated to repay this amount. The Company will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of the Company’s common stock in the secondary market.

(b) Investment Management and Administration Agreements

We entered into certain contracts under which we will have material future commitments. Under the investment management agreement (the “Investment Management Agreement”), PennantPark Investment Advisers LLC will serve as our investment adviser in accordance with the terms of the Investment Management Agreement. Payments under the Investment Management Agreement in each reporting period will be equal to (1) a management fee equal to 1% of the value of our gross assets and (2) an incentive fee based on our performance.

Under the administration agreement (the “Administration Agreement”), PennantPark Investment Administration will furnish us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration may be paid an additional amount based on the services provided. Payment under the Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

PennantPark Floating Rate Capital Ltd.

We have reviewed the accompanying statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. (the “Company”) as of March 31, 2011, and the related statements of operations, changes in net assets, and cash flows for the period ended March 31, 2011. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

New York, New York

May 12, 2011

Item 2.	DISCUSSION OF MANAGEMENT’S EXPECTED OPERATING PLANS

FORWARD-LOOKING STATEMENTS

This Report contains statements that constitute forward-looking statements regarding future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business;

•	our contractual arrangements and relationships with third parties;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	the valuations or pricing of investments in portfolio companies, particularly those with no liquid trading marker;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates”, “believes”, “expects”, “intends”, “seeks” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.

We have based the forward-looking statements included in this report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including, reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Report.

Overview

We were formed on October 28, 2010 as a Maryland corporation structured as an externally managed, non-diversified, closed-end management investment company. We intend to make the election to be treated as a business development company under the 1940 Act. In addition, for tax purposes we intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, commencing with our first taxable year ending after completion of an offering.

        Our investment objective is to seek high current income. We will seek to achieve our investment objective by investing primarily in Floating Rate Loans made to private middle-market companies whose debt is rated below investment grade. We may also invest in thinly traded or small market-cap public middle-market U.S. companies. Floating Rate Loans are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other forms of non-investment grade debt, Floating Rate Loans typically have more robust capital-preserving qualities such as less credit risk and have historically had lower default rates than junk bonds. Floating Rate Loans are typically the most senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Floating Rate Loans feature rates that reset regularly, maintaining a fixed spread over the LIBOR or the prime rates of large money-center banks. Floating Rate Loans typically have terms of three to ten years. Floating Rate Loans are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Under normal market conditions, we expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans. We expect that senior secured loans will represent approximately 65% of our overall portfolio. We expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and private equity investments.

We expect to invest in Floating Rate Loans made primarily to leveraged private middle-market companies. We may also invest in thinly traded or small market-cap public middle-market U.S. companies. Our investments will initially generally range between $2 million and $20 million on average, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These investments may include, but are not limited to, direct investments in public companies that are thinly traded and securities of leveraged companies located in select countries outside of the United States.

We will be managed by PennantPark Investment Advisers. PennantPark Investment Administration will provide the administrative services necessary for us to operate. We believe that our ability to leverage the existing investment management and administrative support platforms of the Investment Adviser and Administrator, respectively, will enable us to operate more efficiently and with lower overhead costs than other newly formed funds of comparable size.

The consummation of each investment will, however, depend upon obtaining mutually satisfactory pricing terms, the execution and delivery of final binding agreements and the completion of final due diligence. In addition, if we do not wish to make an investment, we will not be obligated to do so. Similarly, prospective portfolio companies are not obligated to obtain Floating Rate Loan financing from us. We can offer no assurance that in the course of completing the prospective investments the Investment Adviser’s team has identified for us, we will not discover facts that would cause us to change the terms and amounts of these investments or render these investments unattractive or that any of these investments will actually be made.

Revenues

We intend to generate revenue in the form of interest income on our portfolio investments and capital gains and distributions, if any, on our debt investments that we may acquire in portfolio companies. Our Floating Rate Loans typically will have a term of three to ten years and bear interest at a floating rate. Interest on debt investments is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or interest payments in-kind (“PIK”). The principal amount of our debt investments and any accrued but unpaid interest generally will become due at the maturity date. We expect to originate portfolio investments to a greater extent over time and may generate revenue from origination or structuring fees. In addition, we may generate revenue in the form of commitment or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized, and we will accrete or amortize such amounts into income. We will record prepayment premiums on loans and debt securities as income. Dividend income, if any, will be recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses will include the payment of management fees to the Investment Adviser, our allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. Our management fee will compensate the Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we would pay interest expense on any outstanding debt we may accrue under a credit facility. We will bear all other direct or indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•

fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•

all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

Critical Accounting Policies

        This discussion of our expected operating plans is based upon our expected financial statements, once we have completed a public offering and begun investing activities, which will be prepared in accordance with GAAP. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

Valuation of Portfolio Investments

Our investments may consist of illiquid securities including Floating Rate Loans and, to a lesser extent, equity investments of middle-market companies. Our board of directors will generally use market quotations to assess the value of our investments for which market quotations are readily available. We will obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments, of sufficient credit quality, purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximates value.

We expect that there will not be readily available market values for many of the investments that will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that our board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors will undertake a multi-step valuation process each quarter, as described below:

1.	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

2.	Preliminary valuation conclusions will then be documented and discussed with the management of the Investment Adviser;

3.	Our board of directors will also engage independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms will review management’s preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

4.	The audit committee of our board of directors will review the preliminary valuations of the Investment Adviser and that of the independent valuation firms and respond and supplement the valuation recommendations of the independent valuation firms to reflect any comments; and

5.	Our board of directors will discuss these valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firms and the audit committee.

Fair Value Measurements, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of PennantPark Floating Rate Capital. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available at the time.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchies:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets, or that are quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term, if applicable, of the financial instrument.

Level 3: Inputs that are unobservable for an asset or liability because they are based on our own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments will be classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, which may include assets using both Level 2 and 3 inputs, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment, regardless of which level of inputs beings used, in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes from brokers/dealers accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker bids as a Level 2 asset includes, but is not limited to, observable market based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing the asset.

A review of fair value hierarchy classifications will be conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy will be reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur.

In addition to using the above inputs in cash and cash equivalents, and investment valuations, PennantPark Floating Rate Capital will employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, PennantPark Floating Rate Capital will evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Our investments will generally be structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, will typically be the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments will be made to reflect the expected exit values. Ongoing reviews by the Investment Adviser and independent valuation firms will be based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance multiples and comparable yields among other factors. These non-public investments will be included in Level 3 of the fair value hierarchy.

Revenue Recognition

We will record interest income on an accrual basis to the extent that we expect to collect such amounts. For Floating Rate Loans with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue as a receivable interest on our investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on our debt will be capitalized, and we will then amortize such amounts as interest income or expense as applicable. We will record contractual prepayment premiums on our investments as income. Dividend income, if any, will be recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest, or PIK

We may have investments in our portfolio which contain a PIK interest provision. PIK interest will be added to the principal balance of the investment and recorded as income. For us to obtain and maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we will not have collected any cash with respect to PIK securities.

Federal Income Taxes

We intend to operate so as to qualify to obtain and maintain annually our election to be taxed as a RIC under Subchapter M of the Code. If we so qualify, we will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income as defined by the Code. Although not required for us to maintain our RIC tax status, we must also distribute an amount at least equal to the sum of 98% of our ordinary income (during each calendar year) plus 98.2% of our net capital gains (during each 12-month period ending on October 31) to avoid a 4% excise tax.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences will be reclassified among capital accounts in our future financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Liquidity and Capital Resources

We expect to generate cash primarily from the net proceeds of our initial public offering and any future offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We also intend to borrow funds under a credit facility, including before we have fully invested the proceeds of our initial public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced opportunities, or if our board of directors determines that leveraging our portfolio would be in the best interest of us and our stockholders, though we have not decided the extent to which we will finance portfolio investment using debt. In the future, we may also securitize a portion of our investments and/or obtain additional borrowings from banks and issue senior securities. Our primary use of funds will be investments in portfolio companies and repayment of amounts owing to the advances under any borrowings we may obtain in the future, cash distributions to holders of our common stock and the payment of operating expenses, including debt service if we borrow additional amounts after completion of our initial public offering to fund our investments. See “Recent Developments”.

Contractual Obligations

We will enter into certain contracts under which we will have material future commitments. Under the Investment Management Agreement, PennantPark Investment Advisers LLC will serve as our investment adviser in accordance with the terms of such agreement. Payments under the Investment Management Agreement in each reporting period will be equal to (1) a management fee equal to 1% of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under the Administration Agreement, PennantPark Investment Administration will furnish us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration may be paid an additional amount based on the services provided. Payment under the Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs.

        The Investment Adviser plans to pay to the underwriters 2% of the sales load, or $2,055,000 in the aggregate, with respect to the initial public offering and exercise of the over-allotment option of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after the one year anniversary of the closing of our initial public offering, our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market.

If any of our contractual obligations discussed above are terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement. Any new Investment Management Agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

Subsequent to the completion of an offering, and to the extent we have income available, we intend to make monthly distributions to our stockholders. Our monthly distributions, if any, will be determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code, beginning with our first taxable year ending after completion of an offering. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our net ordinary income for such calendar year; (b) 98.2% of our net capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year; and (c) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax.

We currently intend to distribute net capital gains (net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and you had reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and/or due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

In January 2010, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We do not intend to distribute stock as a dividend but reserve the right to do so.

Recent Developments

Election to be a Business Development Company

On April 7, 2011, we elected to be treated as a business development company under the 1940 Act.

Completion of Initial Public Offering

On April 8, 2011 and May 6, 2011, we sold 6,850,000 shares in an initial public offering and the exercise of the over-allotment, resulting in gross proceeds of approximately $102,750,000. After deducting the underwriters’ discount (“sales load”) of $5,137,500, the Company received net proceeds of $97,612,500. We estimate offering costs to be paid by the Company to be $1,000,000 excluding the sales load. The underwriters agreed to reimburse, and have paid us, $350,000 of the estimated $1,000,000 of offering expenses we expect to incur in connection with this offering.

Material Agreements

Repayment of Sales Load to Investment Adviser, Investment Management and Administration Agreements

We entered into certain contracts under which we will have material future commitments as described under “Contractual Obligations.”

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. Because we may in the future borrow money to make investments, any future net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of declining interest rates, our cost of funds would decrease, but may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

        As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor our Investment Adviser nor our Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should consider carefully the factors discussed in our N-2 “Risk Factors” filed on April 8, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Form N-2 will be updated in our Annual Report on Form 10-K and are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2011 we sold $10,000 worth of common stock at $15.00 per share to the Investment Adviser, exempted from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 4(2) of the Securities Act. These proceeds are expected to be used for general working capital and/or investment purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

[Intentionally left blank]

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

4.1	Form of Stock Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

11	Computation of Per Share Earnings (not included due to the limited operations in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1 *	Privacy Policy of the Registrant.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 12, 2011	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: May 12, 2011	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)