Form 10-Q
period 2011-06-30
PennantPark Floating Rate Capital Ltd.
filed 2011-08-04
CIK 1504619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 814-00891
  _________________________________________
PENNANTPARK FLOATING RATE
CAPITAL LTD.
(Exact name of registrant as specified in its charter)
  _________________________________________

MARYLAND	27-3794690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15thFloor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)
(212)-905-1000
(Registrant’s Telephone Number, Including Area Code)
 _________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
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
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 4, 2011 was 6,850,667.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I—CONSOLIDATED FINANCIAL INFORMATION

This report on form 10-Q (the “Report”) is not a prospectus and is not intended to be used as a prospectus. We are filing this Report in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission (“SEC”). In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. unless the context suggests otherwise. References to “our subsidiary” refer to PennantPark Floating Rate Funding I, LLC (“Funding I”), which is wholly owned and consolidated. References to our portfolio, our investments and our business include investments and activities of our subsidiary.

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(Unaudited)

June 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$87,345,961)	$87,273,617
Cash equivalents (See Note 7)	10,451,169
Interest receivable	646,069
Receivable for investments sold	4,509,438
Prepaid expenses and other assets	226,703
Total assets	103,106,996
Liabilities
Distribution payable	342,533
Payable for investments purchased	5,773,125
Management fee payable (See Note 3)	99,001
Performance-based incentive fee payable (See Note 3)	43,865
Accrued expenses	544,933
Total liabilities	6,803,457
Net Assets
Common stock, 6,850,667 shares are issued and outstanding. Par value is $0.001 per share and 100,000,000 shares are authorized.	6,851
Paid-in capital in excess of par value	97,303,202
Undistributed net investment loss	(1,225,839)
Accumulated net realized gain on investments	291,669
Net unrealized depreciation on investments	(72,344)
Total net assets	$96,303,539
Total liabilities and net assets	$103,106,996
Net asset value per share	$14.06

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011
Investment income:
From non-controlled, non-affiliated investments:
Interest	$898,719
Expenses:
Base management fee (See Note 3)	99,001
Performance-based incentive fee (See Note 3)	43,865
Administrative services expenses (See Note 3)	84,749
Other general and administrative expenses	218,675
Total expenses before debt issuance costs	446,290
Debt issuance costs (See Note 5)	1,335,735
Total expenses	1,782,025
Net investment loss	(883,306)
Realized and unrealized gain (loss) on investments:
Net realized gain on non-controlled, non-affiliated investments	291,669
Net unrealized (depreciation) on:
Non-controlled, non-affiliated investments	(72,344)
Net realized and unrealized gain from investments	219,325
Net decrease in net assets resulting from operations	$(663,981)
Net decrease in net assets resulting from operations per common share (See Note 6)	$(0.10)
Net investment loss per common share	$(0.13)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011
Decrease in net assets from operations:
Net investment loss	$(883,306)
Net realized gain on investments	291,669
Net unrealized depreciation on investments	(72,344)
Net decrease in net assets resulting from operations	(663,981)
Distribution to stockholders:
Distribution to stockholders	(342,533)
Capital Transactions:
Proceeds from offerings	102,760,000
Offering costs (See Note 3)	(5,449,947)
Total increase in net assets	96,303,539
Net Assets:
Beginning of period	—
End of period	$96,303,539

Undistributed net investment loss, end of period	$(1,225,839)
Capital Share Activity:
Issuance of shares from offerings (Note 1)	6,850,667

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(663,981)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Net change in unrealized depreciation on investments	72,344
Net realized (gain) on investments	(291,669)
Net accretion of discount and amortization of premium	(28,253)
Purchases of investments	(114,843,476)
Payment-in-kind interest	(12,503)
Proceeds from dispositions of investments	27,829,940
(Increase) in interest receivable	(646,069)
(Increase) in receivable for investments sold	(4,509,438)
(Increase) in prepaid expenses and other assets	(226,703)
Increase in payable for investments purchased	5,773,125
Increase in management fee payable	99,001
Increase in performance-based incentive fee payable	43,865
Increase in accrued expenses	544,933
Net cash used by operating activities	(86,858,884)
Cash flows from financing activities:
Proceeds from offerings	102,760,000
Offering costs	(5,449,947)
Net cash provided by financing activities	97,310,053

Net increase in cash equivalents	10,451,169
Cash equivalents, beginning of period	—
Cash equivalents, end of period	$10,451,169

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2011
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(2)		Par	Cost	Fair Value(1)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 90.6%
First Lien Secured Debt – 80.3%
Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800	(5)	$1,604,762	$1,610,211	$1,616,798
Artel, LLC	06/01/2016	Telecommunications	5.50%		L+325	(5)	1,000,000	990,131	980,000
Chester Downs and Marina, LLC	07/31/2016	Hotel, Gaming and Leisure	12.38%		L+988	(5)	500,000	510,625	507,709
Ernest Health, Inc.	05/13/2016	Healthcare and Pharmaceuticals	6.25%		L+475	(5)	2,988,750	2,959,772	2,958,863
Frac Tech International, LLC	05/06/2016	Energy: Oil and Gas	6.25%		L+475	(5)	2,200,368	2,178,282	2,195,210
Gundle/SLT Environmental, Inc.	05/27/2016	Environmental Industries	7.00%		L+550	(5)	3,000,000	2,970,411	2,970,000
Harmony Foods Corporation (3)	05/01/2016	Beverage, Food and Tobacco	10.00%		—		2,000,000	2,000,000	2,040,000
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(5)	5,476,250	5,528,279	5,448,869
KAR Auction Services, Inc.	05/19/2017	Automotive	5.00%		L+375	(5)	3,000,000	2,985,284	3,005,625
KIK Custom Products Inc. (6)	05/31/2014	Consumer Goods: Non-Durable	8.50%		L+700	(5)	5,000,000	4,850,000	4,900,000
Medpace Holdings, Inc.	06/17/2017	Business Services	6.50%		L+500	(5)	2,000,000	1,970,038	1,975,000
Mood Media Corporation (6)	05/06/2018	Media: Diversified and Production	7.00%		L+550	(5)	4,000,000	3,960,021	3,930,000
Penton Media Inc.	08/01/2014	Media: Diversified and Production	5.00%	(4)	L+400	(5)	5,499,609	4,614,699	4,368,751
Potter's Holdings II, L.P.	05/06/2017	Containers, Packaging and Glass	6.00%		L+450	(5)	2,000,000	1,980,378	1,997,500
Securus Technologies, Inc.	05/31/2017	Telecommunications	5.25%		L+400	(5)	3,000,000	2,970,195	3,022,500
Select Medical Corporation	06/01/2018	Business Services	5.50%		L+375	(5)	3,000,000	2,970,241	2,940,000
Seven Seas Cruises (3), (6)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—		3,000,000	3,000,000	3,090,000
Sotera Defense Solutions, Inc.	04/22/2017	Aerospace and Defense	7.00%		L+550	(5)	3,000,000	2,971,063	2,992,500
Tank Intermediate Holding Corp.	04/15/2016	Containers, Packaging and Glass	5.00%		L+375	(5)	1,886,792	1,882,178	1,886,792
Triple Point Technology, Inc.	04/14/2016	High Tech Industries	6.25%		L+475	(5)	5,000,000	4,952,263	5,000,000
Univita Health Inc.	06/27/2017	Consumer Services	6.25%		L+475	(5)	3,000,000	2,970,000	2,970,000
U.S. Healthworks Holding Company, Inc.	06/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475	(5)	3,000,000	2,970,099	2,973,750
Valitas Health Services, Inc.	06/03/2017	Healthcare and Pharmaceuticals	5.75%		L+450	(5)	1,500,000	1,492,617	1,495,313
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	(5)	4,875,000	4,814,298	4,814,062
Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%		P+450	(5)	3,000,000	2,970,000	2,955,000
Yonkers Racing Corporation (3)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—		4,000,000	4,372,366	4,340,000
Total First Lien Secured Debt								$77,443,451	$77,374,242

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)
JUNE 30, 2011
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Points Above Index(2)		Par	Cost	Fair Value (1)
Second Lien Secured Debt — 8.7%
Ernest Health, Inc.	05/13/2017	Healthcare and Pharmaceuticals	10.25%	L+850	(5)	$4,000,000	$3,941,329	$3,940,000
Gundle/SLT Environmental, Inc.	11/27/2016	Environmental Industries	13.00%	L+1,150	(5)	2,000,000	1,960,000	1,965,000
Mood Media Corporation (6)	11/06/2018	Media: Diversified and Production	10.25%	L+875	(5)	1,500,000	1,485,003	1,479,375
Sensus USA, Inc.	05/09/2018	Utilities: Water	8.50%	L+725	(5)	1,000,000	990,213	1,015,000
Total Second Lien Secured Debt							8,376,545	8,399,375
Subordinated Debt/Corporate Notes — 1.6%
Affinion Group Holdings, Inc. (3)	11/15/2015	Consumer Goods: Non-Durable	11.63%	—		1,500,000	1,525,965	1,500,000
Total Subordinated Debt/Corporate Notes							1,525,965	1,500,000
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 90.6%							87,345,961	87,273,617
Cash Equivalents — 10.9%						10,451,169	10,451,169	10,451,169
Total Investments and Cash Equivalents — 101.5%							$97,797,130	$97,724,786
Liabilities in Excess of Other Assets—(1.5%)								(1,421,247)
Net Assets—100.0%								$96,303,539

  ___________________

(1)	Valued based on the Company's valuation policy. See Note 2.

(2)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).

(3)
Security is exempt from registration or not subject to registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.

(4)	Coupon is payable in cash and/or payable in-kind (“PIK”).

(5)	Coupon is subject to a LIBOR or a Prime rate floor.

(6)	Non-U.S. company or principal place of business outside the United States.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

1.	ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation on October 28, 2010. The Company is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).
Our investment objective is to generate high current income. We will seek to achieve our investment objective by investing primarily in floating rate loans and other instruments made to private middle-market companies whose debt is rated below investment grade. “Floating Rate Loans” are defined as loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread over it. Under normal market conditions, we generally expect that at least 80% of the value of our “Managed Assets”, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans. We generally expect that senior secured loans will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments.
On April 13, 2011, PennantPark Floating Rate Capital Ltd. closed its initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT”. The Company entered into an investment management agreement (the “Investment Management Agreement”) with PennantPark Investment Advisers, LLC (the “Investment Adviser” or “Adviser”), an external adviser that manages our day-to-day operations. The Company also entered into an administration agreement (the “Administration Agreement”) with PennantPark Investment Administration, LLC (the “Administrator”) that provides the administrative services necessary for us to operate.
Funding I, a wholly owned subsidiary of the Company and a special purpose entity, was organized in Delaware as a limited liability company on May 18, 2011. We formed Funding I, in order to establish a senior secured revolving facility (the “Credit Facility”). The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase the consolidated management fee of the Company. The five-year Credit Facility allows Funding I to borrow up to $100.0 million at LIBOR plus 225 basis points during the revolving period. The Credit Facility will be secured by all of the assets held by Funding I. See Note 9.
On April 13, 2011, we closed our initial public offering of 6,700,000 shares, and on May 11, 2011 the underwriters exercised their overallotment option and purchased an additional 150,000 shares, resulting in total gross proceeds of $102.7 million. After deducting the underwriters' discount (“sales load”) of $5.1 million, we received net proceeds of $97.6 million from its initial public offering. Additionally, offering costs paid by us were estimated at $1.0 million. The underwriters agreed to reimburse, and have paid us, $0.4 million of the estimated $1.0 million of offering expenses we estimated in connection with this offering. On March 4, 2011, the Company sold 667 shares of common stock for $10,000 ($15.00 per share) to the Investment Adviser.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of our consolidated assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions, if any. References to the Accounting Standards Codification (“ASC”) serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

Our Consolidated Financial Statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders' Equity.
Our significant accounting policies consistently applied are as follows:

(a)	Investment Valuations
Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.
We generally expect that there will not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. See Note 5.
With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)
Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms review management's preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker.

(4)
The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)
The board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses
Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net unrealized appreciation or depreciation reflects the change in portfolio investment and Credit Facility values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, market discount or premium are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.
Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

(c) Income Taxes

Since March 4, 2011, PennantPark Floating Rate Capital Ltd. has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”), and expects to be subject to tax as a regulated investment company (“RIC”). As a result, PennantPark Floating Rate Capital Ltd. accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our intention to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. We recognize in our Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal.
Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company's capital accounts, as appropriate. Additionally, the tax characteristics of distributions are determined in accordance with income tax regulations that may differ from GAAP.
(d) Dividends, Distributions and Capital Transactions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.
Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.
(e) Consolidation
As permitted under Regulation S-X and as explained by ASC 946-810-45, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we consolidate the results of Funding I, a special purpose entity, in these Consolidated Financial Statements.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

3. AGREEMENTS
The Company's Investment Management Agreement with the Investment Adviser was approved by our board of directors, including a majority of our independent directors in March 2011. Under this agreement the Investment Adviser, subject to the overall supervision of the Company's board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase the consolidated management fee of the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components–a base management fee and an incentive fee (collectively, “Management Fees”).
The base management fee is calculated at an annual rate of 1.00% on the Company's gross assets and is payable quarterly in arrears. The gross assets are calculated based on the average gross assets at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, the Investment Adviser earned a base management fee of $0.1 million, from us.
The incentive fee has two parts, as follows:
One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). The Company pays the Investment Adviser an incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of the Company's realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
The performance based incentive fee on capital gains due to our investment adviser as calculated under the Investment Management Agreement (as described above) for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 resulted in no accrual. However, in accordance with GAAP, the Company accrued a capital gains incentive fee of approximately $0.1 million for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future.
The Company entered into an Administration Agreement with the Administrator which was approved by our board of directors, including a majority of the independent directors, in March 2011. Under this agreement, the Administrator provides administration services to the Company. For providing these services, facilities and personnel we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which the Company is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, the Investment Adviser was reimbursed approximately $0.1 million, from us, including expenses it incurred on behalf of the Administrator, for services described above.
The Investment Adviser has paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the initial public offering and exercise of the over-allotment option of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after the one year anniversary of the closing of our initial public offering, our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. In connection with the sales load paid by the Investment Adviser more fully described above and based on actual returns as of June 30, 2011, as well as the likelihood of future activity that may generate additional returns, management determined that the 7.0% return on Pre-Incentive Fee Net Investment Income was uncertain. Accordingly, the Company did not record a liability for it. Management assesses performance to determine whether the 7% return on Pre-Incentive Fee Net Investment Income is probable before recording the $2.1 million charge to capital.

4. INVESTMENTS
Purchases of long-term investments, including PIK, for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 totaled $114.9 million. Sales and repayments of long-term investments for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 totaled $27.8 million.
Investments and cash equivalents consisted of the following:

	June 30, 2011
	Cost	Fair Value
First lien	$77,443,451	$77,374,242
Second lien	8,376,545	8,399,375
Subordinated debt/corporate notes	1,525,965	1,500,000
Total Investments	87,345,961	87,273,617
Cash equivalents	10,451,169	10,451,169
Total Investments and cash equivalents	$97,797,130	$97,724,786

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of June 30, 2011.

Industry Classification	June 30, 2011
Healthcare and Pharmaceuticals	13%
Media: Diversified and Production	11
Business Services	9
Hotel, Gaming and Leisure	9
Consumer Goods: Non-Durable	7
Chemicals, Plastics and Rubber	6
Environmental Industries	6
High Tech Industries	6
Media: Advertising, Printing and Publishing	6
Telecommunications	6
Containers, Packaging and Glass	5
Automotive	3
Aerospace and Defense	3
Consumer Services	3
Energy: Oil and Gas	3
Other	4
Total	100%

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.
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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and long-term Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.
The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes from brokers/dealers accompanied by disclaimer would result in classification as

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.
Our investments will generally be structured as Floating Rate Loans, mainly senior secured loans, but also may include second lien, high yield, mezzanine and distressed debt securities and equity investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit value for an investment. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observable valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. There were no investments transferred between Levels 1 and 2 during the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.
In addition to using the inputs described above in valuing cash equivalents, investments and the Credit Facility valuations, PennantPark Floating Rate Capital Ltd. employs the valuation policy approved by its board of directors that is consistent with ASC 820 (See Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

At June 30, 2011, our cash equivalents and investments were categorized as follows in the fair value hierarchy for ASC 820 purposes.
June 30, 2011

Description	Fair Value	Level 1	Level 2	Level 3
First Lien	$77,374,242	$—	$2,195,210	$75,179,032
Second Lien	8,399,375	—	—	8,399,375
Subordinated Debt/Corporate Notes	1,500,000	—	—	1,500,000
Total Investments	87,273,617	—	2,195,210	85,078,407
Cash Equivalents	10,451,169	10,451,169	—	—
Total Investments and cash equivalents	$97,724,786	$10,451,169	$2,195,210	$85,078,407

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the period from March 4, 2011 (Commencement of Operations) through the period ended June 30, 2011.

Period Ended June 30, 2011
Description	First Lien	Second Lien and Subordinated Debt	Total
Beginning Balance, March 4, 2011	$—	$—	$—
Net realized gains	218,137	73,496	291,633
Unrealized depreciation	(86,138)	(3,134)	(89,272)
Purchases, PIK and net discount accretion	100,325,208	12,375,263	112,700,471
Sales / repayments	(25,278,175)	(2,546,250)	(27,824,425)
Transfers into/out of Level 3	—	—	—
Ending Balance, June 30, 2011	$75,179,032	$9,899,375	$85,078,407
Net unrealized depreciation for the period from March 4, 2011 reported within the net unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(86,138)	$(3,134)	$(89,272)

The carrying value of our financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred non-recurring expenses of $1.3 million, which represents the upfront fees and expenses related to the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company's choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the period March 4, 2011 (Commencement of Operations) through June 30, 2011, we did not draw on our Credit Facility. We used a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share.

Description	For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011
Numerator for net decrease in net assets resulting from operations	$(663,981)
Denominator for basic and diluted weighted average shares *	6,797,502
Basic and diluted net decrease in net assets resulting from operations per share	$(0.10)

* Weighted average is based on the initial public offering issuance date of April 13, 2011.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

7. CASH EQUIVALENTS
Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or other repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser's management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2011, cash equivalents consisted of $10.5 million in money market products.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

8. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on June 30, 2011 were $96.3 million and $14.06, respectively. Below are the financial highlights for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.

For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011
Per Share Data:
Net asset value, beginning of period	$—
Net investment loss (1)	(0.13)
Net realized and unrealized gain (1)	0.03
Net decrease in net assets resulting from operations (1)	(0.10)
Distribution to stockholders (1), (2)	(0.05)
Initial issuance of common stock	15.00
(Dilutive) effect of offering costs	(0.79)
Net asset value, end of period	$14.06
Per share market value, end of period	$12.69
Total return* (3)	(15.07)%
Shares outstanding at end of period	6,850,667
Ratios * / Supplemental Data:
Ratio of operating expenses to average net assets **	0.46%
Ratio of Credit Facility related expenses to average net assets **	1.39%
Ratio of total expenses to average net assets **	1.85%
Ratio of net investment income to average net assets	(0.92)%
Net assets at end of period	$96,303,539
Portfolio turnover ratio	40.12%
___________________

*	Not annualized for period less than one year.

**	Includes both recurring and non-recurring expenses such as debt issuance costs and organizational expenses.

(1)	Per share data are calculated based on the weighted average shares outstanding from the initial public offering issuance date of April 13, 2011 to June 30, 2011.

(2)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.

(3)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

9. CREDIT FACILITY

On June 23, 2011, Funding I entered into a five-year senior secured revolving Credit Facility with Three Pillars Funding LLC (“Lender”), an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. (“STRH”). The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million. As of June 30, 2011, Funding I had no outstanding borrowings under the Credit Facility.
During the Credit Facility's first three years, the revolving period, it bears interest at the LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I. Both the Company and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. For a complete list of such covenants, see our report on Form 8-K, filed June 29, 2011.
The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, sector requirements, average life of loans, geographic portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of asset, income and leverage ratios, restrictions on certain payments and issuance of debt. Any violations of these and other covenants could result in the early amortization of the Credit Facility and further limit advances available under it.
Our Investment Adviser, serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager.

We own 100% of the equity interest in Funding I and plan to treat the indebtedness of Funding I as our leverage. We also plan to transfer certain loans and debt securities we have originated or acquired or will originate or acquire from time to time to Funding I through a Purchase and Contribution Agreement and may cause Funding I to originate or acquire loans in the future, consistent with the Company's investment objectives. The structure of the financing, including organizing Funding I as a special purpose, bankruptcy-remote entity and selling assets from the Company to Funding I renders such assets generally unavailable to creditors of PennantPark Floating Rate Capital Ltd. and is intended to protect the Lender from credit and bankruptcy risks of PennantPark Floating Rate Capital Ltd.

Our interest in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) is subordinate in priority of payment to every other obligation of Funding I, and are subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made all (1) required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations.

Our equity interest in Funding I is subordinate to the secured and unsecured creditors, known or unknown, of Funding I including the Lender. Consequently, to the extent that the value of Funding I's portfolio of loan investments is reduced as a result of conditions in the credit markets, defaulted loans, capital losses in excess of gains on the underlying assets, prepayments or changes in interest rates, the return on our investment in Funding I could be reduced. Accordingly, our investment in Funding I is subject to loss of principal.
In the event that we fail to receive cash from Funding I, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. The Credit Facility documents place restrictions on the Investment Adviser's ability to sell investments. As a result, there may be times or circumstances during which the Investment Adviser is unable to sell investments or take other actions that may be in our best interests.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES
From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
PennantPark Floating Rate Capital Ltd. and subsidiary
We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and subsidiary (the “Company”), including the consolidated schedule of investments, as of June 30, 2011, and the consolidated statements of operations, changes in net assets, and cash flows for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011. These interim consolidated financial statements are the responsibility of the Company's management.
We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

New York, New York
August 4, 2011

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Report contains statements that constitute forward-looking statements, which relate to both us and our consolidated subsidiary, regarding future events or future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our prospective portfolio companies;
•the impact of fluctuations in interest rates on our business;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of investments that we expect to make;
•our contractual arrangements and relationships with third parties;
•the valuations of our investments in portfolio companies, particularly those having no liquid trading market;
•the ability of our prospective portfolio companies to achieve their objectives;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.
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
You should understand that under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to this quarterly Report on Form 10-Q.
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements contained elsewhere in this Report.
Overview
PennantPark Floating Rate Capital Ltd. is a business development company whose objective is to generate high current income by investing primarily in Floating Rate Loans (as defined below) made to private middle-market companies whose debt is typically not rated or rated below investment grade.
We believe that Floating Rate Loans to private middle-market companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. In this Report, we refer to the term “middle-market” when referring to companies with annual revenues between $50 million and $1 billion. We may also invest in thinly traded or small market-capitalization public middle-market U.S. companies. Our investments are typically not rated or rated below investment grade. However, when our investments such as Floating Rate Loans are compared to junk bonds and other forms of non-investment grade debt, they typically have more robust capital-preserving qualities, such as less credit risk, and have historically had lower default rates than junk bonds. We refer to Floating Rate Loans or variable rate investments as investments that pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread over it. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.
Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans. We generally expect that senior secured loans will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments. Our investment size may range between $2 million and $20 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.
Organization and Structure of the Company
PennantPark Floating Rate Capital Ltd. was organized under the Maryland General Corporation Law on October 28, 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less.
Our investment activities are managed by PennantPark Investment Advisers. Our wholly owned subsidiary, Funding I, was organized in Delaware as a limited liability company on May 18, 2011 and as of June 30, 2011 had not yet begun investing. We formed Funding I in order to establish a senior secured revolving credit facility (the “Credit Facility”). The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement has no effect on the consolidated management fee of the Company. The Credit Facility allows Funding I to borrow up to $100.0 million at LIBOR plus 225 basis points during the reinvestment period. The Credit Facility will be secured by all of the assets held by Funding I.
Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average gross assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. Our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers, supervises our activities.
Revenues
We generate revenue in the form of interest income on our portfolio investments and capital gains and distributions, if any, from our debt investments in portfolio companies. Our Floating Rate Loans generally have a term of three to ten years and bear interest at a floating or variable rate. Interest on debt investments is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK. The principal amount of our debt investments and any accrued but unpaid interest generally will become due at the maturity date. We expect to originate portfolio investments to a greater extent over time and may generate revenue from origination or structuring fees. In addition, we may generate revenue in the form of commitment or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount, or “OID” and market discount or premium are capitalized, and we accrete or amortize such amounts into income. We record prepayment premiums on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.
Expenses
Our primary operating expenses may include the payment of management fees to the Investment Adviser, our allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. Our management fee compensates the Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we would accrue and pay interest expense on any outstanding debt under a Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting sales and repurchases of shares of our common stock and other securities;

•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;

•expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;
•fees to transfer agent, custodian and other third parties;
•fees and expenses associated with marketing efforts;
•federal and state registration fees and any stock exchange listing fees;
•federal, state and local taxes;
•independent directors' fees and expenses;
•brokerage commissions;
•fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•direct costs such as printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.
PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2011, our portfolio totaled $87.3 million and consisted of $77.4 million of senior secured loans, $8.4 million of second lien secured debt and $1.5 million in subordinated debt investments. Our portfolio consisted of 88% variable rate investments, with a LIBOR or prime floor, and 12% fixed rate investments. Overall, the portfolio had an unrealized depreciation of approximately $0.1 million. Our overall portfolio consisted of 28 companies with an average investment size of $3.1 million, a weighted average yield on debt investments of 8.0%, and was invested 89% in senior secured loans, 9% in second lien secured debt and 2% in subordinated debt investments.
For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, we invested $114.8 million in 38 new companies with a weighted average yield on debt investments of 7.5%. Sales and repayments of investments for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 totaled $27.8 million.

CRITICAL ACCOUNTING POLICIES
The discussion of our financial condition and results of operation is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions, if any. References to the ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.
Valuation of Portfolio Investments
Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.
We expect that there will not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. See Note 5.
With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)
Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firms review management’s preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

(4)
The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)
The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

Fair Value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.
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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and long-term Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.
The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes from brokers/dealers accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur.
Our investments are generally structured as Floating Rate Loans, mainly senior secured loans, but also may include second lien, high yield, mezzanine and distressed debt securities and equity investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.
In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading, in determining fair value.
Revenue Recognition
We record interest income on an accrual basis to the extent that we expect to collect such amounts. For Floating Rate Loans with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we generally do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on our investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, OID, market discount or premium are capitalized, and we then amortize such amounts into interest income. We record prepayment premiums on our investments as income. Dividend income, if any, are recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.
Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation
We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest, or PIK
We may have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash with respect to PIK securities.
Federal Income Taxes
We intend to elect and operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and intend to continue to do so. In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we must also distribute an amount at least equal to the sum of 98% of our ordinary income (during each calendar year) plus 98.2% of our net capital gains (during each 12 month period ending on October 31) to avoid a 4% excise tax.
Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
RESULTS OF OPERATIONS
Set forth below are the results of operations for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.
Investment Income
Investment income for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 was $0.9 million, and was primarily attributable to senior secured loans. We continue to deploy capital raised in our public offering and with availability under the Credit Facility will look to grow investment income over time.

Expenses
Expenses for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, totaled $1.8 million. Base management fee for the same period totaled $0.1 million, performance-based incentive fees totaled $0.1 million (none of which is currently payable), debt issuance costs (non-recurring) totaled $1.3 million, and general and administrative expenses totaled $0.3 million. Expenses include organizational costs associated with starting up our operations.
Net Investment Income/Loss
Net investment loss totaled $0.9 million, or $0.13 per share, for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.

Net Realized Gains
Sales and repayments of investments for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 totaled $27.8 million and realized gains totaled $0.3 million due to sales of debt investments.
Unrealized Depreciation on Investments
For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, our investments had net unrealized depreciation of approximately $0.1 million.
Net Decrease in Net Assets Resulting from Operations
Net decrease in net assets resulting from operations totaled $0.7 million, or $0.10 per share, for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from the proceeds of our initial public offering, our Credit Facility and from cash flows from operations, including investment sales and income earned. Our primary use of funds from operations included investments in portfolio companies and other operating expenses we incurred. We used, and expect to continue to use capital resources from public offerings of securities and our Credit Facility to finance our investment objective.
On June 23, 2011, Funding I entered into a five-year $100.0 million senior secured revolving Credit Facility with the lender and STRH, as administrative agent. The Credit Facility contains an accordion feature whereby it can be expanded to $600.0 million. During the Credit Facility's first three years, the revolving period, it bears interest at the LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I. Both the Company and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other requirements customary for similar credit facilities.
On June 30, 2011, we had cash equivalents of approximately $10.5 million and $100.0 million of unused borrowing capacity under our Credit Facility. The Credit Facility contains covenants including but not limited to restrictions of loan size, sector requirements, average life of loans, geographic portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of asset, income and leverage ratios, restrictions on certain payments and issuance of debt. Any violations of these and other covenants could result in the early amortization of the Credit Facility and further limit advances available under it.
Our Investment Adviser, serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager.

We own 100% of the equity interest in Funding I and plan to treat the indebtedness of Funding I as our leverage. We also plan to transfer certain loans and debt securities we have originated or acquired or will originate or acquire from time to time to Funding I through a Purchase and Contribution Agreement and may cause Funding I to originate or acquire loans in the future, consistent with the Company's investment objectives. The structure of the financing, including organizing Funding I as a special purpose, bankruptcy-remote entity and selling assets from PennantPark Floating Rate Capital Ltd. to Funding I renders such assets generally unavailable to creditors of PennantPark Floating Rate Capital Ltd. and is intended to protect the Lender from credit and bankruptcy risks of PennantPark Floating Rate Capital Ltd.

Our interest in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) is subordinate in priority of payment to every other obligation of Funding I and are subject to certain payment restrictions set forth in the Credit Facility documents. We may receive cash distributions on our equity interests in Funding I only after it has made all (1) required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations.

Our equity interest in Funding I is subordinate to the secured and unsecured creditors, known or unknown, of Funding I including the Lender. Consequently, to the extent that the value of Funding I's portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital losses in excess of gains on the underlying assets, prepayments or changes in interest rates, the return on our investment in Funding I could be reduced. Accordingly, our investment in Funding I is subject to loss of principal.
In the event that we fail to receive cash from Funding I, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. The Credit Facility documents place restrictions on the Investment Adviser's ability to sell investments. As a result, there may be times or circumstances during which the Investment Adviser is unable to sell investments or take other actions that may be in our best interests.
Cash provided by financing activities for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 was $97.3 million. Cash used in operating activities for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 was $86.9 million. We expect that all current liquidity needs will be met with cash flows from operations and our Credit Facility.
Contractual Obligations
We have entered into certain contracts under which we will have material future commitments. Under the Investment Management Agreement, which was approved in March 2011, PennantPark Investment Advisers serves as our investment adviser. The Investment Adviser also serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement will not increase the consolidated management fee of the Company. Payments under the Investment Management Agreement in each reporting period will be equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3.

Under the Administration Agreement which was approved March 2011, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If we are requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration will be paid an additional amount based on the services provided. Payment under the Administration Agreement is based upon our allocable portion of the Administrator's overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs.
The Investment Adviser has paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the initial public offering and exercise of the over-allotment option of shares of our common stock. We (and indirectly our stockholders) are obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after the one year anniversary of the closing of our initial public offering, our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market.
If any of our contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement. Any new Investment Management Agreement would also be subject to approval by our stockholders.
Off-Balance Sheet Arrangements
We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions
In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to our stockholders on an annual basis. Although not required for us to qualify as a RIC, we must also distribute an amount at least equal to the sum of 98% of our ordinary income (during each calendar year) plus 98.2% of our net capital gains (during each 12 month period ending on October 31) to avoid a 4% excise tax.
For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, we declared distributions of $0.05 per share, for a total distribution of $0.3 million. Distributions are paid from taxable earnings and may include a return of capital and/or capital gains.  The specific tax characteristics of the distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in its periodic report filed with the SEC.
We intend to continue to make monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors.
We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.
In January 2010, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive an amount equal to less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend but reserve the right to do so.
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

Item 3.	Quantitative And Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the period covered by this Report, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBOR rate and typically have durations of three months, after which they reset to current market interest rates.
Assuming that the balance sheet as of June 30, 2011 were to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not reflect potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet or other business developments that could affect the net change in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income.
We may hedge against interest rate fluctuations through the use of standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While any such hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures
As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Neither we nor our Investment Adviser nor our Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may become a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The outcome of these legal proceedings cannot be predicted with certainty.

Item 1A.	Risk Factors
In addition to the other information set forth in this Report, you should consider carefully the factors discussed in “Risk Factors” section of our Registration Statement on Form N-2 filed on April 8, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Form N-2 will be updated in our Annual Report on Form 10-K and are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. As a result of the Credit Facility, through Funding I, we are subject to a variety of risks normally associated with leverage, including those set forth below.

Our interests in Funding I are subordinated.

We own 100% of the equity interests in Funding I. We consolidate Funding I in our financial statements and treat the indebtedness of Funding I as our leverage. Our interest in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) is subordinate in priority of payment to every other obligation of Funding I and are subject to certain payment restrictions set forth in the Credit Facility documents. We may receive cash distributions on our equity interests in Funding I only after it has made all (1) required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations.

Our equity interests in Funding I are subordinate to all of the secured and unsecured creditors, known or unknown, of Funding I, including the Lender. Consequently, to the extent that the value of Funding I's portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital losses exceed gains on the underlying assets, prepayments or changes in interest rates, the return on our investment in Funding I could be reduced. Accordingly, our investment in Funding I is subject to loss of principal.

Funding I may fail to meet certain asset coverage tests, which would have an adverse effect on the time of payments to us.

Under the documents governing the Credit Facility, there are two coverage tests applicable to Funding I. The first such test compares the amount of interest received on the portfolio loans held by Funding I to the amount of interest payable to the Lender. To meet this first test, the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lender. The second such test compares the aggregate principal amount of the portfolio loans to the aggregate outstanding principal amount of the Credit Facility. To meet this test at any time, the aggregate principal amount of the portfolio loans must equal at least 50% of the aggregate outstanding borrowings under the Credit Facility. If these coverage tests are not satisfied on any date on which compliance is measured, Funding I will be required to apply any available funds to the repayment of principal under the Credit Facility to the extent necessary to satisfy the applicable coverage tests.

We may not receive cash on our equity interests from Funding I.

Except for management fees that PennantPark Advisers has irrevocably directed to be paid to us, we receive cash from Funding I only to the extent that we receive distributions on our equity interests in Funding I. Funding I may make equity distributions on such interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the Lender and other secured parties are paid in full. In the event that we fail to receive cash from Funding I, we could be unable to make distributions to our stockholders in amounts sufficient to qualify as a RIC. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

The ability to sell investments held by Funding I is limited.

The Credit Facility documents place restrictions on the collateral manager's ability to sell investments. As a result, there may be times or circumstances during which the collateral manager is unable to sell investments or take other actions that might be in our best interests.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1
Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant's Pre-Effective Amendment No.3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2
Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant's Pre-Effective Amendment No.3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant's Pre-Effective Amendment No.5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).
11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this Report).
10.1
Revolving Credit and Security Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Funding I, LLC, as the borrower, PennantPark Investment Advisers, LLC, as the collateral manager, the lenders from time to time party thereto, SunTrust Robinson Humphrey, Inc., as administrative agent, U.S. Bank National Association, as collateral agent, U.S. Bank National Association, as backup collateral manager, and U.S. Bank National Association, as custodian (Incorporated by reference to Exhibit 10.1 to the Registrant's Periodic Report on Form 8-K, filed on June 29, 2011).

10.2
Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant's Periodic Report on Form 8-K, filed on June 29, 2011).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002
 ___________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANT PARK FLOATING RATE CAPITAL LTD.

Date:	August 4, 2011	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date:	August 4, 2011	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)