Form 10-K
period 2011-09-30
PennantPark Floating Rate Capital Ltd.
filed 2011-11-17
CIK 1504619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
COMMISSION FILE NUMBER: 814-00891
_____________________
PENNANTPARK FLOATING RATE CAPITAL LTD.
(Exact name of registrant as specified in its charter)

MARYLAND	27-3794690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
590 Madison Avenue, 15thFloor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212)-905-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐.     Accelerated filer  ☐.    Non-accelerated filer  ☒. Smaller reporting company  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2011 based on the closing price on that date of $10.55 on the NASDAQ Global Select Market was approximately $72 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 6,850,667 shares of the Registrant’s common stock outstanding as of November 17, 2011.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

PART I
In this annual report on Form 10-K, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd.; “PennantPark Investment Advisers” or the “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or the “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio, our investments and our business include investments we make through our subsidiary PennantPark Floating Rate Funding I, LLC ("Funding I"). Some of the statements in this annual report constitute forward-looking statements, which apply to both us and our consolidated subsidiary and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated subsidiary and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report (the “Report”).

Item 1. Business
General Business of PennantPark Floating Rate Capital Ltd.
PennantPark Floating Rate Capital Ltd. is a BDC whose objective is to generate high current income by investing primarily in Floating Rate Loans and other investments made to private middle-market companies. Floating Rate Loans or variable rate investments pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as the London Interbank Offered Rate, or LIBOR, plus a fixed spread.
We believe that Floating Rate Loans to private middle-market companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in public middle-market U.S. companies that are thinly traded or have a small market-capitalization. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as "leverage loans" or "high yield" securities or "junk bonds" and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, Floating Rate Loans typically have more robust capital-preserving qualities, such as reduced credit risk, and have historically had lower default rates than junk bonds. Floating Rate Loans are typically the most senior source of capital in a borrower's capital structure and often have certain of the borrower's assets pledged as collateral. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.
Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and investments with similar economic characteristics, including cash equivalents invested in money market funds. We generally expect that senior secured loans will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments. Our investment size may generally range between $2 million and $20 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.
For the period March 4, 2011 (commencement of operations) to September 30, 2011, we purchased $147.5 million of investments issued by 50 portfolio companies with an overall weighted average yield of 7.6% on debt investments. For the same period, sales and repayments generated proceeds of $33.2 million.

As of September 30, 2011, our portfolio totaled $110.7 million and consisted of $94.3 million of senior secured loans, $9.3 million of second lien secured debt, $7.0 million of subordinated debt and $0.1 million of preferred and common equity investments. Our portfolio consisted of 84% variable-rate (including 78% with a LIBOR or prime floor) and 16% fixed-rate investments. Our overall portfolio consisted of 38 companies with an average investment size of $2.9 million, a weighted average yield on debt investments of 8.0%, and was invested 85% in senior secured loans, 9% in second lien secured debt, and 6% in subordinated debt, preferred and common equity investments as of September 30, 2011.

Organization and Structure of PennantPark Floating Rate Capital Ltd.
PennantPark Floating Rate Capital Ltd., a Maryland corporation organized on October 28, 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes we intend to be treated, and intend to qualify annually, as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our first fiscal year ending September 30, 2011.
Our Investment Adviser and Administrator
We utilize the investing experience and contacts of the Investment Adviser in developing an attractive portfolio. The senior investment professionals of the Investment Adviser have worked together for many years, and average over 20 years of experience in mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, the Investment Adviser's senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. The Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management.
The Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the U.S. Securities and Exchange Commission, or the SEC. The Administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, and monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, the Administrator may provide, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure” and "Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns."

Market Opportunity
We believe that the limited amount of capital available to the middle-market companies, coupled with the desire of these companies for flexible sources of capital, creates an attractive investment environment for us.

We believe middle-market companies have faced increasing difficulty in raising debt through the capital markets. While many middle-market companies formerly were able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult as institutional investors have sought to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield bonds.

We believe middle-market companies have faced difficulty raising debt in private markets. Banks, finance companies, hedge funds and collateralized loan obligation, or CLO, funds have withdrawn capital from the middle-market resulting in opportunities for alternative funding sources.

We believe that the current credit market dislocation for middle-market companies improves the risk-adjusted returns of our investments.  In the current credit environment, market participants have reduced lending to middle-market and non-investment grade borrowers. As a result, we believe there is less competition in our market, more conservative capital structures, higher yields and stronger covenants.

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments.  We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors. We expect such activity to be funded by the substantial amounts of private equity capital that have been raised in recent years.

We believe there is substantial supply of opportunities resulting from refinancing. A high volume of financings were completed between the years 2004 and 2007, which will come due in the next few years. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-adjusted returns to investors.

Competitive Advantages
We believe that we have the following competitive advantages over other capital providers in middle-market companies:

a.	Experienced Management Team
The senior investment professionals of the Investment Adviser have worked together for many years and average over 20 years of experience in mezzanine lending, leveraged finance, distressed debt and private equity businesses. These senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this extensive experience and history has resulted in a strong reputation across the capital markets.

b.	Disciplined Investment Approach with Strong Value Orientation
We employ a disciplined approach in selecting investments that meet the long-standing, consistent, value-oriented investment criteria employed by the Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We believe our approach continues to enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s experience, industry expertise and network of contacts. Among other things, our due diligence is designed to ensure that each prospective portfolio company will be able to meet its debt service obligations. See “Investment Selection Criteria.”
In addition to engaging in extensive due diligence, our Investment Adviser seeks to reduce risk by focusing on businesses with:

•	strong competitive positions;

•	positive cash flow that is steady and stable;

•	experienced management teams with strong track records;

•	potential for growth and viable exit strategies; and

•	capital structures offering appropriate risk-adjusted terms and covenants.

c.	Ability to Source and Evaluate Transactions through our Investment Adviser’s Research Capability and Established Network
The management team of the Investment Adviser has long-term relationships with financial sponsors, management consultants and management teams that we believe enable us to evaluate investment opportunities effectively in numerous industries, as well as provide us access to substantial information concerning those industries. We identify potential investments both through active origination and through dialogue with numerous financial sponsors, management teams, members of the financial community and corporate partners with whom the professionals of our Investment Adviser have long-term relationships.

d.	Flexible Transaction Structuring
We are flexible in structuring investments and tailor investments to meet the needs of a company while also generating attractive risk-adjusted returns. We can invest in any part of a capital structure and our Investment Adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.
Our Investment Adviser seeks to minimize the risk of capital loss without foregoing potential for capital appreciation. In making investment decisions, we seek to invest in companies that we believe can generate positive risk-adjusted returns.
We believe that the in-depth coverage and experience of our Investment Adviser will enable us to invest throughout various stages of the economic and market cycles and to provide us with ongoing market insights in addition to a significant investment sourcing engine.

e.	Longer Investment Horizon with Attractive Publicly Traded Model
Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that funds raised by a private equity or venture capital fund, together with any capital gains on such invested funds, can only be invested once and must be returned to investors after a pre-agreed time period. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles enables us to generate attractive returns on invested capital and to be a better long-term partner for our portfolio companies.

Investment Selection Criteria
We are committed to a value oriented philosophy used by the senior investment professionals who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.
We have identified several criteria, discussed below, that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.
Leading and defensible competitive market positions
The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Investment Adviser will seek portfolio companies that it believes possess advantages in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors.
Investing in stable borrowers with positive cash flow
The Investment Adviser invests in portfolio companies it believes to be stable and well established, with strong cash flows and profitability. The Investment Adviser believes these attributes indicate portfolio companies that may be well-positioned to maintain consistent cash flow to service and repay their liabilities and maintain growth in their businesses or their relative market share. The Investment Adviser currently does not expect to invest significantly in start-up companies, companies in turnaround situations or companies with speculative business plans, although we are permitted to do so.

Proven management teams
The Investment Adviser focuses on investments in which the portfolio company has an experienced management team with an established track record of success. The Investment Adviser typically will require that portfolio companies have in place proper incentives to align management's goals with our goals.
Private equity sponsorship
The Investment Adviser may seek to cause us to participate in transactions sponsored by what it believes to be high-quality private equity firms. The Investment Adviser believes that a private equity sponsor's willingness to invest significant equity capital in a company is an implicit endorsement of the quality of that company. Further, private equity sponsors of portfolio companies with significant investments at risk may have an ability, and a strong incentive, to contribute additional capital in difficult economic times should financial or operational issues arise so as to maintain their ownership position.
Investments in different borrowers and industries
The Investment Adviser seeks to invest our assets broadly among portfolio companies and across industries. The Investment Adviser believes that this diversified approach may reduce the risk that a downturn in any one company or industry will have a disproportionate impact on the value of our portfolio.
Viable exit strategy
We seek to invest in portfolio companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we will exit from our investments over time. In addition, we seek to invest in portfolio companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or other capital market transaction.
Competition
Our primary competitors provide financing to middle-market companies and include other BDC's, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007. We believe this has resulted in a less competitive environment for making new investments.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
For additional information concerning the competitive risks we face, please see “Risk Factors—Risks Relating to our Business and Structure—We operate in a highly competitive market for investment opportunities.”
Leverage
We maintain a five-year, $100.0 million Credit Facility, which matures on June 23, 2016. During the Credit Facility's first three years, or the revolving period, it bears interest at LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, with SunTrust Robinson Humphrey, Inc., or STRH, as administrative agent, under which we had drawn $24.7 million outstanding at September 30, 2011. The Credit Facility permits borrowing up to $100.0 million and, subject to satisfaction of certain conditions, contains an accordian feature whereby the Credit Facility can be expanded to $600.0 million. We believe that our capital resources provide us with the flexibility to take advantage of market opportunities when they arise.
Investment Policy Overview
We seek to create a diversified portfolio primarily of Floating Rate Loans by generally targeting an investment size of $2 to $20 million, on average, in Floating Rate Loans of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.
Over time, we expect that our portfolio will continue to consist primarily of Floating Rate Loans in qualifying assets such as private or thinly traded or small market-capitalization, public U.S. companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets” for more information. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or do not have a market capitalization of more than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Investment Policy Overview—Investment selection criteria” for more information.
Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.
Operating and Regulatory Structure
Our investment activities are managed by PennantPark Investment Advisers. Under our investment management agreement, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. See “Investment Management Agreement” for more information.
We have also entered into an administration agreement, or the Administration Agreement, with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. See “Administration Agreement” for more information.
If any of our contractual obligations discussed above is terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement and our Administration Agreement. Any new Investment Management Agreement would also be subject to approval by our stockholders. Our activities are supervised by our board of directors, a majority of whom are independent of us and our Investment Adviser.
As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We intend to be treated, and intend to qualify annually, as a RIC under the Code, commencing with our first fiscal year ending September 30, 2011. See “Regulation” for more information.

Information Available
Our address is 590 Madison Avenue, 15th Floor, New York, NY 10022. Our phone number is (212) 905-1000, and our internet address is www.pennantpark.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as well as proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Report, and you should not consider information contained on our website to be part of this Report or any other report we file with the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Our Consolidated Portfolio
Our principal investment focus is to invest in Floating Rate Loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has investment experience:

•	Aerospace and Defense	•	Financial Services
•	Auto Sector	•	Grocery
•	Broadcasting and Entertainment	•	Healthcare, Education and Childcare
•	Buildings and Real Estate	•	High Tech Industries
•	Business Services	•	Home & Office Furnishings, Housewares & Durable Consumer Products
•	Cable Television	•	Hotels, Motels, Inns and Gaming
•	Cargo Transportation	•	Insurance
•	Chemicals, Plastics and Rubber	•	Leisure, Amusement, Motion Picture, Entertainment
•	Communications	•	Logistics
•	Consumer Products	•	Manufacturing / Basic Industries
•	Containers Packaging & Glass	•	Media
•	Distribution	•	Oil and Gas
•	Diversified/Conglomerate Manufacturing	•	Personal, Food and Miscellaneous Services
•	Diversified/Conglomerate Services	•	Printing and Publishing
•	Education	•	Retail Stores
•	Energy / Utilities	•	Telecommunications
•	Environmental Services

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of:

Portfolio Company	September 30, 2011	Industry	September 30, 2011
Ernest Health, Inc.	6%	Business Services	10%
Instant Web, Inc.	6	Healthcare and Pharmaceuticals	10
K2 Pure Solutions NoCal, L.P.	5	Media: Advertising, Printing and Publishing	10
Mood Media Corporation	5	Hotel, Gaming and Leisure	9
Trusthouse Services Group, Inc.	5	Consumer Goods: Durable	8
C.H.I. Overhead Doors, Inc.	4	Media: Diversified and Production	8
KIK Custom Products Inc.	4	Beverage, Food and Tobacco	7
Triple Point Technology, Inc.	4	Chemicals, Plastics and Rubber	5
Viamedia Services Corp.	4	Telecommunications	5
Yonkers Racing Corporation	4	Automotive	4

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of another affiliated fund, a publicly-traded BDC. Accordingly, they may have obligations to investors in that entity, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or its affiliates. In any such case, when the Investment Adviser identifies an investment, it will choose which investment fund should receive the allocation. See "Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns" for more information.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with affiliates of PennantPark Floating Rate Capital Ltd., subject to compliance with applicable regulations and our trade allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We have not sought, and there can be no assurance that we would obtain, any such order.
On September 30, 2011, our portfolio consisted of 38 companies and was invested 85% in senior secured loans, 9% in second lien secured debt and 6% in subordinated debt, preferred and common equity investments.

Due diligence
We believe it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. Our Investment Adviser conducts a rigorous due diligence process that is applied to prospective portfolio companies and draws from our Investment Adviser’s experience, industry expertise and network of contacts. In conducting due diligence, our Investment Adviser uses information provided by companies, financial sponsors and publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.
Our due diligence typically includes:

•	review of historical and prospective financial information;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documents;

•	background checks; and

•	research relating to the company’s management, industry, markets, products and services and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. These members are employees of our Investment Adviser and receive compensation from our Investment Adviser.
Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent auditors prior to the closing of the investment, as well as other outside advisers, as appropriate.
The Investment Adviser monitors credit risk of each portfolio company regularly and periodically with a goal toward identifying early, and when able and appropriate selling, Floating Rate Loans and other investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company's financial resources and operating history; (2) comparing a portfolio company's current operating results with the Investment Adviser's initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company's sensitivity to economic conditions; (4) the performance of a portfolio company's management; (5) a portfolio company's debt maturities and borrowing requirements; (6) a portfolio company's interest and asset coverage; and (7) the relative value of an investment based on a portfolio company's anticipated cash flow.
Under normal market conditions, we expect that at least 80% of our Managed Assets will be invested in Floating Rate Loans and investments with similar economic characteristics, including cash equivalents invested in money market funds. This policy is not fundamental and may be changed by our board of directors with at least 60 days' prior written notice provided to stockholders.
The Investment Adviser seeks to achieve our investment objective through a disciplined approach to the selection of credit investments and its evaluation of portfolio companies. The Investment Adviser also gains exposure to portfolio companies across a broad range of industries and of varying operating and financial characteristics and return profiles, as well as active management of such investments in light of economic developments and trends. However, we are classified as “non-diversified” under the 1940 Act, and our investment portfolio may be more concentrated than the portfolios of other issuers. We may take certain actions if short-term interest rates increase or market conditions otherwise change (or if we anticipate such an increase or change) and our use of leverage, if any, begins (or is expected) to adversely affect our common stockholders. To offset any potentially negative impact of leverage on common stockholders, we may shorten the average maturity of our investment portfolio (by investing in short-term securities) or may reduce our indebtedness or unwind other leveraged transactions. We may also attempt to reduce our use of leverage by redeeming or otherwise purchasing outstanding preferred stock or debt securities, if any.
While our investment objective is to seek high current income through investments in Floating Rate Loans, we may invest up to 35% of the portfolio in opportunistic investments. These investments may include investments in high-yield bonds, distressed debt, private equity or securities of public companies and securities of companies located outside of the United States. We expect that these public foreign companies generally will have debt securities that are non-investment grade.

Investment structure
Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is structured relative to the other capital in the portfolio company’s capital structure.
We expect our Floating Rate Loans to have terms of three to ten years. We may obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.
Certain Floating Rate Loans may have interest-only payments in the early years, cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity or additional debt securities or defers payments of interest for the first few years after our investment. Also, in some cases our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine debt has maturities of three to ten years.
In the case of our Floating Rate Loans, we seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•
negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as direct investments in the equity securities of borrowers or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.
We expect to hold most of our investments to maturity, but may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over investments to better position the portfolio in light of market conditions.

Ongoing relationships with portfolio companies
Monitoring
The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser also monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company.
The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	Assessment of success in adhering to portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings or presentations by portfolio companies; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial assistance
We offer managerial assistance to our portfolio companies. As a BDC, we are required to make available such managerial assistance within the meaning of Section 55 of the 1940 Act. See “Regulation” for more information.
Staffing
We do not currently have any employees. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.

Investment Management Agreement
We have entered into the Investment Management Agreement with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Under the terms of our Investment Management Agreement, PennantPark Investment Advisers:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes and monitors the investments we make.
PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our stockholders or our board of directors, to other entities so long as its services to us are not impaired. Our board of directors would monitor any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from PennantPark Floating Rate Capital Ltd., consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

Investment Advisory Fees
The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills and/or temporary draws on the Credit Facility or “average adjusted gross assets,” if any). The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately prorated and payable in arrears. PennantPark Investment Advisers, however, has agreed to waive the portion of the base management fee payable on any net proceeds of the initial offering that have not yet been invested in portfolio investments, inclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. For the period from March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned base management fees of $0.4 million.
The incentive fee has two parts, as follows:
One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a Hurdle of 1.75% per quarter (7.00% annualized). We have agreed to pay PennantPark Investment Advisers an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which PennantPark Floating Rate Capital Ltd.'s Pre-Incentive Fee Net Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle but is less than 2.9167% in any calendar quarter (11.67% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle but is less than 2.9167%) as the “catch-up.” The “catch-up” is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income as if a Hurdle did not apply if this net investment income exceeds 2.9167% in any calendar quarter, and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) is payable to our Investment Adviser (once the Hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Investment Income thereafter is allocated to our Investment Adviser).
The following is a graphical representation of calculation of quarterly incentive fee based on Net Investment Income
Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Investment Adviser with respect to Pre-Incentive Fee Net Investment Income.
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees provided that, the incentive fee determined as of December 31, 2011 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of PennantPark Floating Rate Capital Ltd. The performance based incentive fee on capital gains due to our investment adviser as calculated under the investment management agreement for the period from March 1, 2011 (commencement of operations) to September 30, 2011, resulted in no accrual.
Examples of Quarterly Incentive Fee Calculation
Example 1: Income Related Portion of Incentive Fee (*):
Alternative 1
Assumptions
Investment income (including interest, distributions, fees, etc.) = 1.25%
Hurdle(1) = 1.75%
Base management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income-(base management fee + other expenses)) = 0.80%
Pre-incentive net investment income does not exceed Hurdle; therefore there is no incentive fee.
Alternative 2
Assumptions
Investment income (including interest, distributions, fees, etc.) = 2.70%
Hurdle(1) = 1.75%
Base management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income-(base management fee + other expenses)) = 2.25%

Incentive fee	= 50% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”(4)
= 50% x (2.25% - 1.75%)
= 0.25%

Alternative 3
Assumptions
Investment income (including interest, distributions, fees, etc.) = 4.00%
Hurdle(1) = 1.75%
Base management fee(2) = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income-(base management fee + other expenses)) = 3.55%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”(4)
Incentive fee	= 50% x "catch-up" + (20% x (Pre-Incentive Fee Net Investment Income - 2.9167%))
Catch-up	2.9167%-1.75%
=1.1667%
=(50% x 1.1667%) + (20% x (3.55% -2.9167%))
=0.5833% + (20% x 0.6333%)
=0.5833% + 0.1267%
=0.71%
______________________

*	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.

(1)	Represents 7.0% annualized Hurdle.

(2)	Represents 1.0% annualized base management fee.

(3)	Excludes organizational and offering expenses.

(4)
The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of approximately 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.9167% in any calendar quarter end.

Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1:
Assumptions

Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

Year 3: FMV of Investment B determined to be $25 million

Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:

Year 1: None

Year 2: $6 million capital gains incentive fee

$30 million realized capital gains on sale of Investment A multiplied by 20%

Year 3: None

$5 million cumulative fee (20% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

Year 4: $200,000 capital gains incentive fee

$6.2 million cumulative fee ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (previous capital gains fee paid in Year 2)
Alternative 2
Assumptions

Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4: FMV of Investment B determined to be $35 million

Year 5: Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:
Year 1: None
Year 2: $5 million capital gains incentive fee

20% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

Year 3: $1.4 million capital gains incentive fee(1)
$6.4 million cumulative fee (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation))
less $5 million (previous capital gains fee paid in Year 2)

Year 4: None

Year 5: None

$5 million cumulative fee (20% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3)
______________________

(1)
As illustrated in Year 3 of Alternative 1 above, if PennantPark Floating Rate Capital Ltd. were to be wound up on a date other than December 31 of any year, PennantPark Floating Rate Capital Ltd. may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if PennantPark Floating Rate Capital Ltd. had been wound up on December 31 of such year.

Duration and Termination of Advisory Agreement
The Investment Management Agreement was approved by our board of directors, including a majority of our independent directors who are not interested persons of PennantPark Floating Rate Capital Ltd., in March 2011. Unless terminated earlier as described below, our Investment Management Agreement will continue in effect for a period of two years through April 8, 2013. It will remain in effect, from year to year thereafter, if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors—Risks Relating to our Business and Structure—We are dependent upon our Investment Advisers’ key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.”

Organization of the Investment Adviser
PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Administration Agreement
Pursuant to the Administration Agreement the Administrator furnishes us with office facilities, equipment and bookkeeping and record keeping services at such facilities. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our chief compliance officer and chief financial officer and their respective staffs. Under our Administration Agreement, the Administrator offers, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. For the period from March 4, 2011 (commencement of operations) to September 30, 2011 the Investment Adviser and Administrator were reimbursed $0.1 million from PennantPark Floating Rate Capital Ltd., including expenses it incurred on behalf of the Administrator for the services described above.

Duration and Termination of Administration Agreement
The Administration Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Floating Rate Capital Ltd., in March 2011. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of two years through April 2013. It will remain in effect, from year to year thereafter, if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement will automatically terminate in the event of its assignment. The Administration Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

Indemnification
Our Investment Management Agreement and Administration Agreement provide that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations, PennantPark Investment Advisers and PennantPark Investment Administration and their officers, manager, partners, agents, employees, controlling persons, members and any other person or entity affiliated with them are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Advisers’ and PennantPark Investment Administration’s services under our Investment Management Agreement or Administration Agreement or otherwise as Investment Adviser or Administrator for us.
License Agreement
We have entered into the license agreement, or the License Agreement, with PennantPark Investment Advisers pursuant to which PennantPark Investment Advisers has granted us a royalty-free, non-exclusive license to use the name “PennantPark.” Under this agreement, we have a right to use the PennantPark name, for so long as PennantPark Investment Advisers or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.
Sales load advance
In connection with our initial public offering, the Investment Adviser has paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012, our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market.

REGULATION
Regulated Investment Company and Business Development Company Regulations
We are a BDC under the 1940 Act, which intends to qualify to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and it's affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate fluctuations. None of these policies is fundamental and may be changed without stockholder approval.

Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined under the 1940 Act to include any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but is excluded from the definition of an investment company by Section 3(c) of the 1940 Act; and

(c)
does not have any class of securities listed on a national securities exchange; has any class of securities listed on a national securities exchange subject to a market capitalization maximum of $250.0 million; or is controlled by us which has an affiliated person who is a director of such portfolio company.

(2)	Securities of any eligible portfolio company which we control.

(3)
Securities purchased in a private transaction from a U.S. operating company or from an affiliated person of the issuer, or in transactions incidental thereto, if such issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies
As a BDC, we are required to make available managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 55 of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance.

Temporary Investments
Pending investments in other types of “qualifying assets,” as described above, may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests, as defined later in this report, in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.”
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Investment Adviser. The Proxy Voting Policies and Procedures of our Investment Adviser are set forth below. The guidelines are reviewed periodically by our Investment Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we”, “our” and “us” refers to our Investment Adviser.
Introduction
As an Investment Adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Proxy Policies
We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients' stockholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients' portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.
Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of clients' investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Aviv Efrat, Chief Financial Officer and Treasurer, 590 Madison Avenue, 15 th Floor, New York, New York 10022.

Joint Code of Ethics and Code of Conduct
We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes' requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to our annual Report on Form 10-K and is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. You may also obtain copies of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
Privacy Protection Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party Administrator).

We restrict access to non-public personal information about our stockholders to employees of our Investment Adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC's Internet site at www.sec.gov, filed as an exhibit to our Report on Form 10-K (File No. 814-00891) on November 17, 2011. You may also obtain copies of our privacy policy, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of independent directors and, in some cases, prior approval by the SEC.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required by law to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to PennantPark Investment or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We and PennantPark Investment Advisers have each adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws. We review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering such policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes several regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•
pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting, which must be audited by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated there-under. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and continue to take actions necessary to ensure that we are in compliance with that act.
Election to be Taxed as a RIC
We intend to qualify as a RIC under Subchapter M of the Code. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity.
In order to qualify as a RIC for federal income tax purposes, we must:

• maintain an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from distributions, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock, or securities the 90% Income Test; and

• diversify our holdings so that at the end of each quarter of the taxable year:

1)
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represents more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

2)
no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships, or the Diversification Tests.

Taxation as a RIC
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with pay in kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
In January 2010, the Internal Revenue Service extended a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend but reserve the right to do so.
Failure to Qualify as a RIC
If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, unless certain cure provisions apply, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above for more information.
If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as distribution income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Item 1A. Risk Factors
Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline and you may lose all or part of your investment.
RISKS RELATING TO OUR BUSINESS AND STRUCTURE
We are a new company with a limited operating history.
We were incorporated in October 2010 and commenced operations in March 2011. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.
Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again materially and adversely affect debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.
The U.S. capital markets have experienced a period of disruption characterized by the freezing of credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. During this period of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time again or materially worsen in the future. We may in the future have difficulty accessing debt and equity capital, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations.
Volatility or a prolonged disruption in the credit markets could materially damage our business.
We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may materially adversely affect our valuations and our net asset value, even if we intend to hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by applicable regulations, such that our asset coverage, as defined under the 1940 Act, must equal at least 200% of our total indebtedness immediately after each time we incur indebtedness. Shrinking portfolio values negatively impact our ability to borrow additional funds under the Credit Facility because our net asset value is reduced for purposes of the 200% asset coverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.
The significant disruption in the capital markets experienced in the past may in the future have a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that will be available to us may be at a higher cost and/or on less favorable terms and conditions than those currently used. A prolonged inability to raise capital may require us to reduce the volume of Floating Rate Loans we invest in and could have a material adverse impact on our business, financial condition or results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business, financial condition or results of operations.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then we would carry our investments, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Unrealized losses of any given portfolio company could be an indication of such company's inability in the future to meet its repayment obligations to us. If the fair value of our portfolio companies reflects future realized losses, this would ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations and cause a material decline in the value of our publicly traded common stock.
We incur credit risk when we loan money or commit to loan money to a portfolio company.
Our primary business exposes us to credit risk, and the quality of our portfolio has a significant impact on our earnings. Credit risk is a component part of our fair valuation of our Floating Rate Loans and other investments we may purchase. Negative credit events will lead to a decrease in the fair value of our Floating Rate Loans and other investments.
In addition, current market conditions have affected consumer confidence levels, which may result in adverse changes in payment patterns. Increased delinquencies and default rates would impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our capital, financial condition and results of operations.
Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.
If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business and cause a material adverse effect on our business, financial condition or results of operations.
Our borrowers may default on their payments, which may have a materially negative effect on our financial performance.
We invest in Floating Rate Loans, which may involve a high degree of repayment risk. We invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially negatively impact the ability of our borrowers to repay their loans, which could materially damage our business. Numerous other factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any related collateral and may have a materially adverse effect on our financial condition and results of operations.
We are dependent upon our Investment Adviser’s key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.
We depend on the diligence, skill and network of business contacts of the investment professionals of the Investment Adviser. We also depend, to a significant extent, on PennantPark Investment Advisers' access to the investment information and deal flow generated by these investment professionals and any others that may be hired by the Investment Adviser. Managers of the Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of the Investment Adviser. The departure of managers of the Investment Adviser could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser. The Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days' written notice, whether we have found a replacement or not.

Our financial condition and results of operation depends on our ability to manage future growth effectively.
Our ability to achieve our investment objectives depend on our ability to grow, which depends, in turn, on the Investment Adviser's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under the Investment Management Agreement. In order to grow, the Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the principals of the Investment Adviser or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDC's, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly competitive market for investment opportunities.
A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other BDC's and closed-end funds, commercial and investment banks, commercial financing companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, also invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot offer any assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We will not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. However, if we match our competitors' pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.
Also, the Investment Adviser evaluates investments consistent with its selection process. As a result, we will invest our funds in temporary investments such as cash, cash equivalents, U.S. government securities and other high-quality investment grade securities that mature in one year or less from the date of investment pending such selection. The income earned on such investments will be significantly less than what we would earn on investments in Floating Rate Loans and other investments.
We may not replicate the historical performance of other investment companies with which our investment professionals have been affiliated.
The 1940 Act imposes numerous constraints on the investment activities of BDC's. For example, BDC's are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser's ability to take advantage of attractive investment opportunities and to achieve our investment objectives. Current market conditions and the depressed economic cycle present significant challenges to us that have not been present in recent years, if ever. In addition, the investment philosophy and techniques used by the Investment Adviser may differ from those used by other investment companies advised by the Investment Adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.
Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.
We have elected to be treated as a BDC. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility, which could have a material adverse effect on our business, financial condition and results of operations.

Loss of RIC tax status would substantially reduce net assets and income available for debt service and dividends.
We have operated and intend to operate so as to qualify as a RIC under Subchapter M of the Code commencing with our first taxable year. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income or gains we do not distribute. If we do not distribute an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12 month period ending on October 31), we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the undistributed amount.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, or OID, or contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of contracted PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
The part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.
In some cases we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to obtain RIC tax benefits. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate level income tax.
Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains, some or all of which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings, of at least 200% of indebtedness. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We will be partially dependent on our subsidiary Funding I for cash distributions to enable us to meet the RIC distribution requirements. Funding I may be limited by its covenants from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of these covenant's restrictions for Funding I to make certain distributions to maintain our RIC status. We cannot assure you that Funding I will be granted such waiver and if Funding I is unable to obtain a waiver, compliance with the covenants may result in an entity-level tax on us.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to pay dividends, incur additional indebtedness or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness or redeem a portion of our senior securities, as applicable, at a time when such sales may be disadvantageous, which could materially damage our business.

•
Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•
Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

•
Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle's portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance requires us to consolidate the securitization vehicle's financial statements with our financial statements any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage test applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.
Because we borrow funds, through Funding I, to make investments we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the net asset value attributable to our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not at least 200%, and any amounts that we use to service our indebtedness are not available for distribution to our common stockholders.

Our current debt is governed by the terms of Funding I's Credit Facility and may in the future be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.
If we incur additional debt, it could increase the risk of investing in our shares.
We have indebtedness outstanding pursuant to our Credit Facility and expect in the future to borrow additional amounts under our Credit Facility and, subject to market availability and satisfaction of certain conditions, to increase the size of our Credit Facility. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I's assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
As of September 30, 2011, we had outstanding borrowings of $24.7 million under our Credit Facility. Our consolidated debt had a weighted average annual interest rate on September 30, 2011 of 2.53% exclusive of the fees on the undrawn commitment of 0.50%. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2011, at the then current rate, we would have to receive an annual yield of at least 0.53%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee payable to our Investment Adviser, will be borne by our common stockholders.
The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2011 of 20% of total assets (including such borrowed funds), at a weighted average rate at the time of 2.53%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level and weighted average rate of leverage. The amount of leverage that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	(10.0)%	(5.0)%	—	5.0%	10.0%
Corresponding return to common stockholders(2)	(13.8)%	(7.3)%	(0.7)%	5.9%	12.5%
______________________

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

(2)
In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

We are exposed to risks associated with changes in interest rates that may affect our cost of capital and net investment income.
Since we borrow money, through Funding I, to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income.
General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense on any variable rate borrowings, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.
We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us in the same way as our borrowings.
Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Payment of dividends on, and repayment of the liquidation preference of, such preferred stock would typically take preference over any dividends or other payments to our common stockholders. Also, preferred stockholders are not, typically, subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Furthermore, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stock. Also, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.
We may in the future determine to fund a portion of our investments with debt securities, which would magnify the potential for loss and the risks of investing in us in the same way as our borrowings.
As a result of an issuance of debt securities, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other dividends or other payments to our common stockholders. If we issue debt securities, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.
Our interests in Funding I are subordinated.
We own 100% of the equity interests in Funding I. We consolidate Funding I in our financial statements and treat the indebtedness of Funding I as our leverage. Our interests in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) are subordinate in priority of payment to every other obligation of Funding I and are subject to certain payment restrictions set forth in the Credit Facility documents. We may receive cash distributions on our equity interests in Funding I only after it has made all (1) required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations.
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

Funding I may fail to meet certain asset coverage tests, which would have an adverse effect on the timing of payments to us, or otherwise fail to satisfy various covenants.
Under the documents governing the Credit Facility, there are two coverage tests applicable to Funding I. For example, the income coverage test compares the amount of interest received on the portfolio loans held by Funding I to the amount of interest payable to the Lender and certain other expenses. To meet this test, the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lender and other parties. If these coverage tests are not satisfied on any date on which compliance is measured, Funding I will be required to apply any available funds to the repayment of principal under the Credit Facility to the extent necessary to satisfy the applicable coverage tests.

In addition to the applicable asset coverage test that restricts our ability to borrow under Funding I's Credit Facility, the various covenants which, if not complied with, could accelerate repayment under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Funding I's borrowings under the Credit Facility are collateralized by the assets in Funding I's  investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a BDC;

•	A requirement to maintain a minimum amount of shareholder's equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the values of our portfolio companies.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. Material net asset devaluation resulting from under performance or defaults in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders' equity. This could have a material adverse effect on our operations, as it would trigger mandatory pre-payment obligations under the terms of the Credit Facility.
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
If we issue preferred stock and/or debt securities, the net asset value and market value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock and/or debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the 1940 Act and the terms of our preferred stock and/or debt securities or of a downgrade in the ratings of the preferred stock and/or debt securities or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock and/or debt securities. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock and/or debt securities. Holders of preferred stock and/or debt securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes, which could have a material adverse effect on our business, financial condition and results of operations.
We may in the future issue securities for which there is no public market and for which we expect no public market to develop.
In order to raise additional capital, we may issue debt or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on the NASDAQ, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.
There are significant potential conflicts of interest which could impact our investment returns.
The professionals of the Investment Adviser and Administrator serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of PennantPark Floating Rate Capital Ltd. that may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if new affiliated funds are formed, our board of directors, adviser and administrator may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, serve as officers and directors of PennantPark Investment Corporation, a publicly-traded BDC. Although the Investment Adviser endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it is forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with PennantPark Investment Corporation, and any other affiliates that the Investment Adviser currently has or forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.
In the ordinary course of our investing activities, we will pay investment advisory and incentive fees to the Investment Adviser, and will reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
In connection with our initial public offering, the Investment Adviser has paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) must reimburse this amount under certain circumstances. As a result of these arrangements, there may be times when the management team of the Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, to ensure repayment, there is a risk the Investment Adviser will make more speculative investments.
We have entered into a License Agreement with PennantPark Investment Advisers, pursuant to which the Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon sixty days' written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name. In addition, we pay PennantPark Investment Administration, an affiliate of the Investment Adviser, our allocable portion of overhead and other expenses incurred by PennantPark Investment Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements may create conflicts of interest that our board of directors must monitor.

If we are required to repay in cash the amount paid to the underwriters of our initial public offering by the Investment Adviser, we may have to sell assets at a loss, and the amount that we have available for investment may be reduced, in order to pay the amount due.
In connection with our initial public offering, the Investment Adviser has paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012, our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market.
If we are obligated to repay this amount to the Investment Adviser in cash while making distributions to our stockholders necessary to maintain our RIC status and/or avoid the imposition of federal income and excise taxes, we may have to dispose of a portion of our investments. Any such disposition could result in our realizing losses and reduce the amount that we have available for investment. Furthermore, to ensure repayment, there is a risk the Investment Adviser will make more speculative investments.
The trading market or market value of any publicly issued debt securities may be volatile.
If we publicly issue debt securities, they may or may not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.
There also may be a limited number of buyers for our debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.
Our credit ratings may not reflect all risks of an investment in debt securities.
Our credit ratings, if any, are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of any publicly issued debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

Terms relating to redemption may materially adversely affect the return on any debt securities.
If we issue debt securities that are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
If we issue subscription rights or warrants for our common stock, your interest in us may be diluted as a result of such rights or warrants offering.
Stockholders who do not fully exercise rights or warrants issued to them in an offering of subscription rights or warrants to purchase our common stock should expect that they will, at the completion of an offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights or warrants. We cannot state precisely the amount of any such dilution in share ownership because we do not know what proportion of the common stock would be purchased as a result of any such offering.
In addition, if the subscription price or warrant price is less than our net asset value per share of common stock at the time of an offering, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any such decrease in net asset value is not predictable because it is not known at this time what the subscription price, warrant price or net asset value per share will be on the expiration date of such rights offering or what proportion of our common stock will be purchased as a result of any such offering.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the Floating Rate Loans we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility future decreases of fair value of our debt will have a corresponding increase to our net asset value. Further increases of fair value of our debt will have the opposite effect. This will tend to mitigate volatility in our earnings and net asset value. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations may adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business. See "Regulation" for more information.
Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
Our board of directors have the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS
We invest in illiquid assets, and our valuation procedures with respect to such assets may result in recording values that are materially different than the values we ultimately receive upon disposition of such assets.
We expect most of our investments may be recorded using broker/dealers quotes or at fair value as determined in good faith by our board of directors. We expect that primarily most, if not all, of our investments (other than cash and cash equivalents) and, the fair value of the Credit Facility will be classified as Level 3 under ASC 820, Fair Value Measurements. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information.
Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or pro forma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses, we are instead required by the 1940 Act to specifically fair value each individual investment on a quarterly basis. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Likewise, we record unrealized depreciation if we believe that the underlying portfolio company has depreciated in value. As a result, there will be uncertainty as to the value of our portfolio investments.
We adjust the valuation of our portfolio quarterly to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded on our Consolidated Statement of Operations as net change in unrealized appreciation or depreciation.
If we invest a greater percentage of our total assets in private investments, more of our portfolio assets will be recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity in our investments may adversely affect our business.
We may acquire our investments directly from the issuer in privately negotiated transactions. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. We typically exit our investments when the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering of the company, but we are not required to do so.
The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises, particularly in light of recent market developments in which investor appetite for illiquid securities was substantially diminished. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.
Securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially harm our business.
A general disruption in the credit markets could materially damage our business.
We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our liability maturities. Funding I's borrowings under it's Credit Facility are collateralized by the assets in our investment portfolio. A general disruption in the credit markets could result in a diminished appetite for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.
If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down Funding I's Credit Facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.
We rely in part on our over-the-counter securities to provide us with adequate liquidity, but even these securities did face liquidity constraints under recent market conditions.
The market for other over-the-counter traded securities has weakened in the recent past as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

RISKS RELATED TO OUR INVESTMENTS
Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.
We intend to invest primarily in Floating Rate Loans issued by U.S. middle-market companies.

Floating Rate Loans. The Floating Rate Loans we invest in are usually rated below investment grade or may also be unrated. Investments in Floating Rate Loans rated below investment grade are considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could reduce our net asset value and income distributions. An economic downturn would generally lead to a higher non-payment rate by portfolio companies, and a Floating Rate Loan may lose significant market value before a default occurs and we may experience losses due to the inherent illiquidity of the investments. Moreover, any specific collateral used to secure a Floating Rate Loan may decline in value or become illiquid, which would adversely affect the Floating Rate Loan's value. Floating Rate Loans are subject to a number of risks, including liquidity risk and the risk of investing in below investment-grade, variable rate securities.

Floating Rate Loans are subject to the risk of non-payment of scheduled interest or principal. Such non-payment would result in a reduction of income to us, a reduction in the value of the investment and a potential decrease in our net asset value. There can be no assurance that the liquidation of any collateral securing a Floating Rate Loan would satisfy the borrower's obligation in the event of non-payment of scheduled interest or principal payments, or that the collateral could be readily liquidated. In the event of bankruptcy or insolvency of a borrower, we could experience delays or limitations with respect to our ability to realize the benefits of the collateral securing a Floating Rate Loan. The collateral securing a Floating Rate Loan may lose all or substantially all of its value in the event of the bankruptcy or insolvency of a borrower. Some Loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the rights in collateral of such Loans to presently existing or future indebtedness of the borrower or take other action detrimental to the holders of Loans including, in certain circumstances, invalidating such Loans or causing interest previously paid to be refunded to the borrower. Either such step could materially negatively affect our performance.

We may acquire Floating Rate Loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser's rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the Floating Rate Loan with respect to which we are buying a participation as we would conduct if we were investing directly in the Floating Rate Loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such Floating Rate Loans than we expected when initially purchasing the participation.
In addition, investing in middle-market companies involves a number of significant risks including:

•
companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may invest up to 30% of our assets in investments that are not qualifying assets for business development companies under the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.
As a BDC, we may not acquire any asset other than qualifying assets, as defined under the 1940 Act, unless at the time the acquisition is made such qualifying assets represent at least 70% of the value of our total assets. Qualifying assets include investments in U.S. operating companies whose securities are not listed on a national securities exchange and companies listed on a national securities exchange subject to a market capitalization limit of $250 million. Qualifying assets also include cash, cash equivalents, government securities and high quality debt securities maturing in one year or less from the time of investment.
We believe that most of our Floating Rate Loan investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments, in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and materially harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur regardless of how we may have structured our investment.
If we fail to make follow-on investments in our portfolio companies, this could materially impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment.
We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

Because we do not generally hold controlling equity interests in our portfolio companies, we are not in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
Because we do not, generally, have controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.
An investment strategy focused primarily on privately held companies, including controlled equity interests, presents certain challenges, including the lack of available or comparable information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.
We have invested and intend to continue to invest primarily in privately held companies. Generally, little public information exists about these companies, and we will rely on the ability of our Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If they are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose value on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could have a material adverse impact on our investment returns as compared to companies investing primarily in the securities of public companies.
The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest primarily in Floating Rate Loans issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, our investments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Our incentive fee may induce the Investment Adviser to make speculative investments.
The incentive fee payable by us to PennantPark Investment Advisers may create an incentive for PennantPark Investment Advisers to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Investment Adviser is calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock. In addition, our Investment Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle applicable to the portion of the incentive fee based on net capital gains. As a result, the Investment Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The part of our incentive fee payable by us to PennantPark Investment Advisers that relates to our investment income is computed and paid on income that may include interest that has been accrued but that has not been received in cash. PennantPark Investment Advisers is not obligated to reimburse us for any such incentive fees even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. As a result, there is a risk that we will pay incentive fees with respect to income that we never receive in cash.

We may make investments that cause our shareholders to bear investment advisory fees and other expenses on such investments in addition to our management fees and expenses.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of investment company provided in Section 3(c) of the 1940 Act. To the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and incentive fees, to PennantPark Investment Advisers with respect to investments in the securities and instruments of other investment companies under our Investment Management Agreement. With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of PennantPark Investment Advisers as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.
We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.
Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our Consolidated Statement of Operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates potential investments in securities of companies located outside of the United States. Investing in companies located outside of the United States may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.
We may expose ourselves to risks if we engage in hedging transactions.
If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a Credit Facility in currencies selected to minimize our foreign currency exposure or use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK
We may obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. If we receive such approval from stockholders, in the future, we may issue shares of our common stock at a price below the then current net asset value per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our net asset value per share.
We intend to seek to obtain from our stockholders and they may approve a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a 12-month period. Such approval will allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to BDC's under the 1940 Act.
Any sale or other issuance of shares of our common stock at a price below net asset value per share will result in an immediate dilution to your interest in our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our net asset value per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offerings we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering.
You may have current tax liabilities on distributions you reinvest in our common stock.
Under the dividend reinvestment plan, if you own shares of our common stock registered in your own name, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you opt out of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next dividend or distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your federal income tax liability on the value of the common stock received. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions” for more information.
There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.
We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if more stockholders opt to receive cash dividends and other distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments, which could materially harm our business. Finally, to the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.
Investing in our shares may involve an above average degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk and volatility than alternative investment options or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. See "Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information.
We may allocate the net proceeds from any offering of our securities in ways with which you may not agree.
We have significant flexibility in investing the net proceeds of an offering and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.
Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.
Shares of BDC's may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares may trade above and below our net asset value, or NAV. Our shares traded on the NASDAQ Global Select Market at $10.55 as of September 30, 2011. Our NAV was $13.44 as of September 30, 2011. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
significant volatility in the market price and trading volume of securities of BDC's or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RIC's or BDC's;

•	any loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.
Since our initial listing on the NASDAQ Global Select Market, our shares of common stock have traded at a wide range of prices. We can offer no assurance that our shares of common stock will not display similar volatility in future periods.
We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.
Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations under our Credit Facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.
Sales of substantial amounts of our securities may have an adverse effect on the market price of our securities.
Sales of substantial amounts of our securities, or the availability of such securities for sale, could adversely affect the prevailing market prices for our securities. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
There is a risk that our common stockholders may receive our stock as dividends in which case they may be required to pay taxes in excess of the cash they receive.
In January 2010, the Internal Revenue Service extended a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market in the United States, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend but reserve the right to do so.
If we distribute our common stock as a dividend of our taxable income, a shareholder could receive up to 90% of the amount of the dividend declared in shares of our common stock with the remaining amount in cash. The total dividend declared would be taxable income to a shareholder although he or she may only receive 10% of the dividend in cash to pay any taxes due on the dividend.

We incur significant costs as a result of being a publicly traded company.
As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC and the listing standards of the NASDAQ.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. Our bylaws require us to consult with the SEC staff before we repeal such exemption. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorizes our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.

These anti-takeover provisions may inhibit a change of control in circumstances that could give our stockholders the opportunity to realize a premium over the market price for our common stock.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
As of September 30, 2011, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings
None of us, our Investment Adviser or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition of results of operations.

Item 4. Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFLT”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV, and monthly dividends per share since shares of our common stock began being regularly quoted on the NASDAQ Global Select Market.

Period		Closing Sales Price
Fiscal year ended September 30, 2011	NAV(1)	High	Low	High Sales Price to NAV(2)	Low Sales Price to NAV(2)	Dividends Declared
Fourth quarter	$13.44	$12.85	$10.34	96%	77%	$0.20	(3)
Third quarter*	14.06	13.70	12.27	97%	87%	0.05
____________________

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	Includes a declared dividend of $0.07 per share paid on October 3, 2011.

*	From April 9, 2011 (commencement of trading) to June 30, 2011.

Shares of business development companies may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded below our NAV. Our shares closed on the NASDAQ Global Select Market at $10.55 and our NAV was $13.44 as of September 30, 2011. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future. As of September 30, 2011, we had 3 stockholders of record.

We intend to continue making monthly distributions to our stockholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since our inception (See Note 7 to our Consolidated Financial Statements):

Record Dates	Payment Dates	Dividends Declared
Fiscal year ended September 30, 2011
September 23, 2011	October 3, 2011	$0.07
August 22, 2011	September 1, 2011	$0.07
July 22, 2011	August 1, 2011	$0.06
June 24, 2011	July 1, 2011	$0.05
Total		$0.25
In January 2012, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.
We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

In January 2010, the Internal Revenue Service extended a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend but reserve the right to do so.
We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.
Sale of Unregistered Securities
We sold 667 shares in a private placement to PennantPark Investment Advisers at a price of $15.00 per share for total proceeds of $10,000 during the period March 4, 2011 (commencement of operations) to September 30, 2011.
Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 8, 2011 (initial public offering) through September 30, 2011. The graph assumes that, on April 8, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
We have derived the financial information below from our audited and unaudited financial data and, in the opinion of management, such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of such periods. The Consolidated Statement of Operations data, Per share data and Consolidated Statement of Assets and Liabilities data for the period March 4, 2011 (commencement of operations) to September 30, 2011 are derived from our Consolidated Financial Statements which have been audited by KPMG LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

For the period March 4, 2011 (commencement of operations) to September 30, 2011
(Dollar amounts in thousands, except per share data)
Consolidated Statement of Operations data:
Total investment income	$2,947
Net expenses before debt issuance costs	1,260
Total expenses after debt issuance costs *	2,626
Net investment income	320
Net realized and unrealized loss	(3,793)
Net decrease in net assets resulting from operations	(3,473)
Per share data:(1)
Net asset value (at period end)	13.44
Net investment income(2)	0.05
Net realized and unrealized loss	(0.56)
Net decrease in net assets resulting from operations	(0.51)
Distributions declared(2)	0.25
Consolidated Statement of Assets and Liabilities data (at period end):
Total assets	121,075
Total investment portfolio	110,724
Borrowings outstanding (at fair value)	24,650
Payable for investments and unfunded investments	3,313
Total net asset value	92,072
Other data:
Total return ** (3)	(28.1)%
Number of portfolio companies (at period end) (4)	38
Yield on debt portfolio (at period end)(4)	8.0%
 ______________________
* Includes non-recurring expenses.
** Not annualized for a period of less than a year.

(1)	Based on the weighted average shares outstanding for the period .

(2)	Determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Unaudited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks”, "plans", "estimates" and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.
We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including, reports on Form 10-Q/K and current reports on Form 8-K.
You should understand that under Sections 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview
PennantPark Floating Rate Capital Ltd. is a BDC, whose objective is to generate high current income by investing primarily in Floating Rate Loans and other investments made to private middle-market companies. Floating Rate Loans or variable rate investments are investments that pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread.
We believe that Floating Rate Loans to private middle-market companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in public middle-market U.S. companies that are thinly traded or have a small market-capitalization. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as "leverage loans" or "high yield" securities or "junk bonds" and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, Floating Rate Loans typically have more robust capital-preserving qualities, such as reduced credit risk, and have historically had lower default rates than junk bonds. Floating Rate Loans are typically the most senior source of capital in a borrower's capital structure and often have certain of the borrower's assets pledged as collateral. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.
Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and investments with similar economic characteristics, including cash equivalents invested in money market funds. We generally expect that senior secured loans will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments. Our investment size may range between $2 million and $20 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.
Organization and Structure of PennantPark Floating Rate Capital Ltd.
PennantPark Floating Rate Capital Ltd., a Maryland corporation organized on October 28, 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we intend to be treated, and intend to qualify annually, as a RIC under the Code, commencing with our first fiscal year ending September 30, 2011.
Our investment activities are managed by PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. Our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers supervise our activities.

Revenues
We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment premiums on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.
Expenses
Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complimentary businesses;

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

•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2011, our portfolio totaled $110.7 million and consisted of $94.3 million of senior secured loans, $9.3 million of second lien secured debt, $7.0 million of subordinated debt and $0.1 million of preferred and common equity investments. Our portfolio consisted of 84% variable-rate (including 78% with a LIBOR or prime floor) and 16% with a fixed-rate. Overall, for the period from March 4, 2011 (commencement of operations) to September 30, 2011 the portfolio had an unrealized depreciation of $4.1 million. Our overall portfolio consisted of 38 companies with an average investment size of $2.9 million, a weighted average yield on debt investments of 8.0%, and was invested 85% in senior secured loans, 9% in second lien secured debt, and 6% in subordinated debt, preferred and common equity investments as of September 30, 2011.
For the period March 4, 2011 (commencement of operations) to September 30, 2011, we purchased $147.5 million of investments issued by 50 portfolio companies with an overall weighted average yield of 7.6% on debt investments. For the same period, sales and repayments generated proceeds of $33.2 million.
CRITICAL ACCOUNTING POLICIES
The discussion of our financial condition and results of operation is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.
Valuation of Portfolio Investments
Our investments generally consist of illiquid securities including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers, if available, otherwise by a principal market maker or a primary market dealer. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.
We expect that there may not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described in this Report, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may differ from our valuation and the differences could be material.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the senior investment professionals of the Investment Adviser responsible for the portfolio investment;

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

(4)
The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)
Our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

Fair Value Measurements, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources of us. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.
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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and long-term Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may differ from our valuation and those differences may be material.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such data may be the result of consensus pricing information or broker quotes which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market-based inputs that may be used in pricing an asset.
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
In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which investments are trading, in determining fair value.
The carrying value of our selected financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to its Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the period June 23, 2011 (inception of Credit Facility) to September 30, 2011, our long-term Credit Facility had no change in unrealized appreciation. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that our board of directors uses to value investments. Subsequent changes in the fair value of our Credit Facility will be recorded in the Consolidated Statement of Operations.
Revenue Recognition
We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount, and market discount or premium are capitalized, and we then amortize such amounts as interest income or expense as applicable. We record prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.
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
Payment-in-Kind Interest
We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash with respect to PIK securities.
Federal Income Taxes
We intend to elect to be taxed as a RIC under Subchapter M of the Code. In order to qualify as a RIC and not be subject to corporate-level tax on income, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity.
Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

RESULTS OF OPERATIONS
Set forth below are our results of operations for the period March 4, 2011 (commencement of operations) to September 30, 2011.
Investment Income
Investment income for the period March 4, 2011 (commencement of operations) to September 30, 2011, was $2.9 million, and was attributable to $2.4 million from senior secured loan investments, $0.4 million from second lien secured debt investments, and $0.1 million from subordinated debt investments. We continue to deploy capital from our new Credit Facility to grow both our portfolio and investment income over time.
Expenses
Expenses for the period March 4, 2011 (commencement of operations) to September 30, 2011, totaled $2.6 million. Base management fee for the same period totaled $0.4 million, debt-issuance cost (non-recurring) totaled $1.4 million, credit facility expenses totaled $0.1 million and general and administrative expenses totaled $0.7 million. Expenses include organizational cost associated with starting up our operations.
Net Investment Income
Net investment income totaled $0.3 million or $0.05 per share for the period March 4, 2011 (commencement of operations) to September 30, 2011.
Net Realized Gains
Sales and repayments of long-term investments for the period March 4, 2011 (commencement of operations) to September 30, 2011 totaled $33.2 million and net realized gains totaled $0.3 million.

Net Unrealized Appreciation/Depreciation on Investments and Credit Facility
Net unrealized depreciation on investments totaled $4.1 million for the period March 4, 2011 (commencement of operations) to September 30, 2011. There was no change in unrealized (appreciation) depreciation on credit facility for the same period. Credit market conditions have weakened and while lowering our net asset value could increase our risk adjusted returns on new investments.
Net Decrease in Net Assets Resulting From Operations
Net decrease in net assets resulting from operations totaled $3.5 million, or $0.51 per share for the period March 4, 2011 (commencement of operations) to September 30, 2011. The decrease in net assets is primarily the result of unrealized losses on our investments.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity and capital resources are derived from our public offering, Credit Facility, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of dividends and operating expenses, including management fees. We have used, and expect to continue to use, our Credit Facility proceeds, the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.
On June 23, 2011, we entered into a five-year senior secured revolving Credit Facility with affiliates of SunTrust, or the Lender, an asset-backed commercial paper conduit administered by STRH. The Credit Facility allows us to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million. As of September 30, 2011, we had $24.7 million in outstanding borrowings under the Credit Facility with a rate of 2.53%, exclusive of the 0.50% on undrawn commitment. We had $75.3 million available under our Credit Facility subject to various restrictions and covenants as of September 30, 2011.
During the Credit Facility's first three years, or the revolving period, it bears interest at the LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I. Both we and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. For example, we must maintain a weighted average loan life of no more than 6 years and cannot have more than 10% of Funding I's assets in a single portfolio company. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. Any violations of these and other covenants could result in the early amortization of the Credit Facility and further limit advances available under it. For a complete list of such covenants, see our report on Form 8-K, filed June 29, 2011.
Our Investment Adviser, serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to us so long as the Investment Adviser remains the collateral manager.
We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. We also transfered certain loans and debt securities we have originated or acquired and may continue to contribute such assets from time to time to Funding I through a Purchase and Contribution Agreement and may cause Funding I to originate or acquire loans in the future, consistent with our investment objectives. The structure of the financing, including organizing Funding I as a special purpose, bankruptcy-remote entity and selling assets from us to Funding I renders such assets generally unavailable to creditors of PennantPark Floating Rate Capital Ltd. and is intended to protect the Lender from credit and bankruptcy risks of the Company.

Our interest in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) is subordinate in priority of payment to every other obligation of Funding I, and are subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made all (1) required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations. As of September 30, 2011, we were in compliance with the terms of our Credit Facility.
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2011 our asset coverage for borrowed amounts was 474%.

We may raise equity or debt capital through both registered offerings and by private offerings of securities, by securitizing a portion of our investments among other considerations. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraph. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
At September 30, 2011, we had cash equivalents of $7.0 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.
Our operating activities used cash of $113.7 million for the period March 4, 2011 (commencement of operations) to September 30, 2011, and our financing activities provided net cash proceeds of $120.7 million for the same period. Our operating activities used cash primarily for investing that was provided from, primarily, proceeds from our initial public offering of common stock and draws under the Credit Facility.

Contractual Obligations
A summary of our significant contractual payment obligations including, but not limited to, borrowings under our Credit Facility maturing in June 2016 and other contractual obligations are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving Credit Facility(1), (2)	$24.7	$—	$—	$24.7	$—
Unfunded investments(3)	2.2	—	2.2	—	—
Total contractual obligations	$26.9	$—	$2.2	$24.7	$—
______________________

(1)	As of September 30, 2011, we had $75.3 million of unused borrowing capacity under our Credit Facility, subject to various restrictions and covenants.

(2)	The weighted average interest rate on the total debt outstanding as of September 30, 2011 was 2.53% exclusive of the fee on undrawn commitment of 0.50%.

(3)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments in subordinated debt.
We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, approved by the board of directors and a majority of our independent directors in March 2011, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See note 3 to the Consolidated Financial Statements for more information.

Under our Administration Agreement, approved by the board of directors and a majority of our independent directors in March 2011, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See note 3 to the Consolidated Financial Statements for more information.
If any of our contractual obligations discussed above are terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement and our Administration Agreement. Any new Investment Management Agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements
We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Distributions
In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity.
During the period March 4, 2011 (commencement of operations) to September 30, 2011, we declared to stockholders distributions of $0.25 per share for total distributions of $1.7 million. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year.
We intend to continue to distribute monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors.
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
We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2011, our portfolio consisted of 84% variable-rate (including 78% with a LIBOR or prime floor) and 16% fixed-rate investments. The variable, or floating, rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. In regards to variable rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefits from market rates above a floor.
Assuming that the balance sheet as of September 30, 2011 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which would reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PennantPark Floating Rate Capital Ltd. and its Subsidiary:
We have audited the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”), including the consolidated schedule of investments as of September 30, 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the period March 4, 2011 (commencement of operations) to September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Floating Rate Capital Ltd. and its Subsidiary as of September 30, 2011, and the results of their operations and their cash flows for the period March 4, 2011 (commencement of operations) to September 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
November 17, 2011

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

September 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$114,829,621)	$110,724,241
Cash equivalents (See Note 8)	6,987,450
Interest receivable	732,695
Receivable for investments sold	2,467,500
Prepaid expenses and other assets	163,374
Total assets	121,075,260
Liabilities
Distributions payable	479,547
Payable for investments purchased	990,000
Unfunded investments	2,323,250
Credit facility payable (cost—$24,650,000), (See Notes 5 and 10)	24,650,000
Interest payable on credit facility	150,246
Management fee payable (See Note 3)	266,432
Accrued other expenses	143,680
Total liabilities	29,003,155
Net Assets
Common stock, 6,850,667 shares are issued and outstanding. Par value $0.001 per share, 100,000,000 shares authorized.	6,851
Paid-in capital in excess of par value	97,251,174
Distributions in excess of net investment income	(1,392,528)
Accumulated net realized gain on investments	311,988
Net unrealized depreciation on investments	(4,105,380)
Total net assets	$92,072,105
Total liabilities and net assets	$121,075,260
Net asset value per share	$13.44
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

For the period March 4, 2011 (commencement of operations) to September 30, 2011

Investment income:
From non-controlled, non-affiliated investments:
Interest	$2,946,599
Expenses:
Base management fee (See Note 3)	365,433
Interest and expenses on the credit facility (See Note 10)	155,913
Administrative services expenses (See Note 3)	182,995
Other general and administrative expenses	556,076
Expenses before debt issuance costs	1,260,417
Debt issuance costs (See Note 5)	1,366,043
Total expenses	2,626,460
Net investment income	320,139
Realized and unrealized gain(loss) on investments:
Net realized gain on non-controlled, non-affiliated investments	311,988
Net unrealized (depreciation) on:
Non-controlled, non-affiliated investments	(4,105,380)
Net realized and unrealized loss from investments	(3,793,392)
Net decrease in net assets resulting from operations	$(3,473,253)
Net decrease in net assets resulting from operations per common share (See Note 6)	$(0.51)
Net investment income per common share	$0.05

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the period March 4, 2011 (commencement of operations) to September 30, 2011

Net decrease in net assets from operations:
Net investment income	$320,139
Net realized gain on investments and cash equivalents	311,988
Net unrealized depreciation on investments	(4,105,380)
Net decrease in net assets resulting from operations	(3,473,253)
Distributions to stockholders:
Distributions	(1,712,667)
Capital share transactions:
Issuance of shares of common stock	102,760,000
Offering costs	(5,501,975)
Net increase in net assets resulting from capital share transactions	97,258,025
Total increase in net assets	92,072,105
Net Assets:
Beginning of period	—
End of period	$92,072,105
Distributions in excess of net investment income, at period end	$(1,392,528)
Capital Share Activity:
Shares issued from public and private offerings	6,850,667

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

For the period March 4, 2011 (commencement of operations) to September 30, 2011

Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(3,473,253)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used for operating activities:
Net net unrealized depreciation on investments	4,105,380
Net realized gain on investments	(311,988)
Net accretion of discount and amortization of premium	(136,975)
Purchase of investments	(147,545,077)
Payment-in-kind interest	(42,074)
Proceeds from disposition of investments	33,206,493
(Increase) in interest receivable	(732,695)
(Increase) in receivables for investments sold	(2,467,500)
(Increase) in prepaid expenses and other assets	(163,374)
Increase in unfunded investments	2,323,250
Increase in payables for investments purchased	990,000
Increase in interest payable on credit facility	150,246
Increase in management fee payable	266,432
Increase in accrued other expenses	143,680
Net cash used for operating activities	(113,687,455)
Cash flows from financing activities:
Proceeds from issuance of common stock	102,760,000
Offering costs	(5,501,975)
Distributions paid	(1,233,120)
Borrowings under credit facility (See Note 10)	29,000,000
Repayments under credit facility (See Note 10)	(4,350,000)
Net cash provided by financing activities	120,674,905
Net increase in cash equivalents	6,987,450
Cash equivalents, beginning of year	—
Cash equivalents, end of year	$6,987,450
Supplemental disclosure of cash flow information:
Interest paid	$5,556

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(1)		Par/ Shares	Cost	Fair Value(2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—120.2%(3),(4)
First Lien Secured Debt—102.4%
Airvana Network Solutions Inc. (11)	3/25/2015	Telecommunications	10.00%		L+800		1,209,524	$1,213,365	$1,215,571
Artel, LLC (11)	6/1/2016	Telecommunications	5.50%		L+425		987,500	978,043	972,688
Autoparts Holdings Limited (11)	7/29/2017	Automotive	6.50%		L+500		1,000,000	995,085	992,500
Chester Downs and Marina, LLC	7/31/2016	Hotel, Gaming and Leisure	12.38%		L+988		478,873	488,220	476,878
C.H.I. Overhead Doors, Inc. (11)	8/17/2017	Consumer Goods: Durable	7.25%		L+575		4,000,000	3,921,236	3,900,000
EAG, Inc. (11)	7/28/2017	Business Services	6.75%		P+350		987,500	982,590	967,750
Ernest Health, Inc. (11)	5/13/2016	Healthcare and Pharmaceuticals	6.25%		L+475		2,966,250	2,939,107	2,936,587
Frac Tech International, LLC	5/6/2016	Energy: Oil and Gas	6.25%		L+475		2,073,930	2,054,330	2,033,747
Gundle/SLT Environmental, Inc. (11)	5/27/2016	Environmental Industries	7.01%		L+550		2,992,500	2,964,467	2,812,950
Harmony Foods Corporation (5) (6)	5/1/2016	Beverage, Food and Tobacco	10.00%		—		2,000,000	2,000,000	1,990,000
Insight Global, Inc. (11)	8/16/2017	Business Services	6.50%		L+500		2,493,750	2,481,331	2,475,047
Instant Web, Inc.	8/7/2014	Media: Advertising, Printing and Publishing	3.61%		L+338	(7)	6,981,823	6,523,240	6,283,641
K2 Pure Solutions NoCal, L.P. (11)	9/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675		5,476,250	5,525,637	5,202,437
KAR Auction Services, Inc.	5/19/2017	Automotive	5.00%		L+375		2,992,500	2,978,487	2,895,244
KIK Custom Products Inc. (7)	5/31/2014	Consumer Goods: Non-Durable	8.50%		L+700		4,987,500	4,847,186	4,713,187
Medpace Holdings, Inc. (11)	6/17/2017	Business Services	6.50%		L+500		1,995,000	1,966,025	1,895,250
Mood Media Corporation (7) (11)	5/6/2018	Media: Diversified and Production	7.00%		L+550		3,990,000	3,951,886	3,670,800
Penton Media, Inc.	8/1/2014	Media: Diversified and Production	5.00%	(8)	L+400		5,498,048	4,675,936	3,802,818
Potter's Holdings II, L.P. (11)	5/8/2017	Containers, Packaging and Glass	6.00%		L+450		1,995,000	1,976,257	1,900,237
Pro Mach, Inc. (11)	7/6/2017	Capital Equipment	6.25%		L+475		997,500	987,986	982,537
Securus Technologies, Inc. (11)	5/31/2017	Telecommunications	5.25%		L+400		2,992,500	2,963,597	2,891,503
Select Medical Corporation	6/1/2018	Business Services	5.50%		L+375		2,992,500	2,963,943	2,708,212
Seven Seas Cruises (5) (6) (7)	5/15/2019	Hotel, Gaming and Leisure	9.13%		—		3,000,000	3,000,000	2,970,000
Sotera Defense Solutions, Inc. (11)	4/22/2017	Aerospace and Defense	7.00%		L+550		2,992,500	2,964,848	2,917,688
Tank Intermediate Holding Corp. (11)	4/15/2016	Containers, Packaging and Glass	5.00%		L+375		1,835,472	1,831,420	1,807,940
Terex Corporation (11)	4/28/2017	Capital Equipment	5.50%		L+400		2,000,000	1,980,598	1,962,500
Triple Point Technology, Inc. (11)	4/14/2016	High Tech Industries	6.25%		L+475		4,968,750	4,923,769	4,819,688
Univita Health Inc. (11)	6/19/2017	Consumer Services	6.25%		L+475		2,992,500	2,964,110	2,827,913
U.S. Healthworks Holding Company, Inc. (11)	6/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475		2,992,500	2,964,480	2,887,763
Valitas Health Services, Inc. (11)	6/2/2017	Healthcare and Pharmaceuticals	5.75%		L+450		1,496,250	1,489,223	1,406,475
Viamedia Services Corp.	4/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550		4,750,000	4,694,273	4,690,625
Virtual Radiologic Corporation (11)	12/22/2016	Business Services	7.75%		P+450		2,992,500	2,963,172	2,812,950
Water Pik, Inc. (11)	8/10/2017	Consumer Goods: Durable	6.75%		L+525		3,500,000	3,465,501	3,430,000
Yonkers Racing Corporation (5) (6)	7/15/2016	Hotel, Gaming and Leisure	11.38%		—		4,000,000	4,355,966	4,080,000
Total First Lien Secured Debt								$97,975,314	$94,333,126

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2011

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(1)	Par/ Shares	Cost	Fair Value(2)
Second Lien Secured Debt—10.1%
Autoparts Holdings Limited (11)	1/29/2018	Automotive	10.50%	L+900	1,000,000	$995,000	$985,000
Ernest Health, Inc.	5/13/2017	Healthcare and Pharmaceuticals	10.25%	L+850	4,000,000	3,942,406	3,940,000
Mood Media Corporation (7)	11/6/2018	Media: Diversified and Production	10.25%	L+875	1,500,000	1,485,581	1,380,000
ROC Finance LLC and ROC Finance 1 Corp (5)	9/1/2018	Hotel, Gaming and Leisure	12.13%	—	2,000,000	1,965,834	2,020,000
Sensus USA Inc.	5/9/2018	Utilities: Water	8.50%	L+725	1,000,000	990,624	960,000
Total Second Lien Secured Debt						9,379,445	9,285,000

Subordinated Debt/Corporate Notes—7.6%
Affinion Group Holdings, Inc. (5)	11/15/2015	Consumer Goods: Non-Durable	11.63%	—	1,500,000	1,524,891	1,155,000
Trusthouse Services Group, Inc. (5) (7)	7/31/2018	Beverage, Food and Tobacco	14.00%	—	3,762,500	3,688,091	3,687,250
Trusthouse Services Group, Inc. (5) (9)	7/31/2018	Beverage, Food and Tobacco	—	—	2,206,000	2,161,880	2,161,880
Total Subordinated Debt/Corporate Notes						7,374,862	7,004,130

Preferred Equity/Partnership Interests—0.1%
Trusthouse Services Holdings, LLC	—	Beverage, Food and Tobacco	12.50%	—	158	95,000	96,985
Total Preferred Equity/Partnership Interests						95,000	96,985

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2011

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(1)	Par/ Shares	Cost	Fair Value(2)
Common Equity - 0.0% (10)
Trusthouse Services Holdings, LLC	—	Beverage, Food and Tobacco	—	—	8	$5,000	$5,000
Total Common Equity						5,000	5,000
Investments in Non-Controlled, Non-Affiliated Portfolio Companies						114,829,621	110,724,241

Cash Equivalents—7.6%	6,987,450	6,987,450	6,987,450
Total Investments and Cash Equivalents—127.8%		$121,817,071	$117,711,691
Liabilities in Excess of Other Assets—(27.8%)			(25,639,586)
Net Assets—100.0%			$92,072,105

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or prime rate (Prime or “P”) and its coupon is subject to a LIBOR or prime rate floor.

(2)	Valued based on our accounting policy (see Note 2 to our consolidated financial statements).

(3)
The provisions of the Investment Company Act of 1940, as amended, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.

(4)
The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(5)	Coupon is not subject to a LIBOR or prime rate floor.

(6)
Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(7)	Non-U.S. company or principal place of business outside the United States.

(8)	Coupon is payable in cash and/or in-kind (“PIK”).

(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.

(10)	Non-income producing securities.

(11)	The securities are pledged as collateral under PennantPark Floating Rate Funding I, LLC's Credit Facility.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd.

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation on October 28, 2010. The Company is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act.
Our investment objective is to generate high current income. We will seek to achieve our investment objective by investing primarily in floating rate loans and other instruments made to private middle-market companies whose debt is rated below investment grade. “Floating Rate Loans” are defined as loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread over it. Under normal market conditions, we generally expect that at least 80% of the value of our “Managed Assets”, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and investments with similar characteristics, including cash equivalents in money market funds. We generally expect that senior secured loans will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments.
On April 13, 2011, we closed our initial public offering of 6,700,000 shares, and on May 11, 2011 the underwriters exercised their overallotment option and purchased an additional 150,000 shares, resulting in total gross proceeds of $102.8 million. After deducting the underwriters' discount, or sales load, of $5.1 million, we received net proceeds of $97.7 million from our initial public offering. Additionally, offering costs were estimated at $1.0 million. The underwriters agreed to reimburse, and have paid us, $0.4 million of the estimated $1.0 million of offering expenses. On March 4, 2011, the Company sold 667 shares of common stock for $10,000 ($15.00 per share) to the Investment Adviser.
We are externally managed by PennantPark Investment Advisers, LLC, or the Investment Adviser or PennantPark Investment Advisers. PennantPark
Investment Administration, LLC, or the Administrator or PennantPark Investment Administration, provides the administrative services necessary for us to operate.
On April 13, 2011, PennantPark Floating Rate Capital Ltd. closed its initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT”. We entered into an investment management agreement, the Investment Management Agreement, with PennantPark Investment Advisers, LLC the Investment Adviser or Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, the Administration Agreement, with the Administrator, that provides the administrative services necessary for us to operate.
Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company on May 18, 2011. We formed Funding I, in order to establish a senior secured revolving facility, the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $100.0 million at commercial paper rate that approximates LIBOR plus 225 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10 to the Consolidated Financial Statements.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions, if any. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.
Our Consolidated Financial Statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders' Equity.

Our significant accounting policies consistently applied are as follows:
(a) Investment Valuations
Our Board of Directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers, if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. We expect that there may not be readily available market values for our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the differences may be material. See Note 5 to the Consolidated Financial Statements.
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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses
Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in our portfolio investments and Credit Facility values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, market discount or premium are capitalized and then accreted or amortized using the effective interest method as interest income or interest expense. We record prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.
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
(c) Income Taxes
Since March 4, 2011, PennantPark Floating Rate Capital Ltd. has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intends to be subject to tax as a regulated investment company, or RIC. As a result, PennantPark Floating Rate Capital Ltd. accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our intention to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. We recognize in our Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we expect to file federal and state tax returns, our major tax jurisdiction is federal.
Book and tax basis differences relating to permanent book and tax differences are reclassified among PennantPark Investment’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP. See Note 7 to the Consolidated Financial Statements.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

(d) Dividends, Distributions, and Capital Transactions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is determined by the board of directors each month and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.
Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.
(e) Consolidation
As permitted under Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of Funding I in our Consolidated Financial Statements.
Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing requirements for accounting sale treatment are reflected in the Consolidated Balance Sheet as investments. Any such assets are owned by Funding I, the creditors of Funding I have received security interests in any such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).
(f) New Accounting Pronouncement
In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends Accounting Standards Codification Topic 820, "Fair Value Measurements" ("ASC 820") by: (1) clarifying that certain concepts related to measuring the fair value apply only to non-financial assets; (2) allowing a reporting entity to measure the fair value of a net asset or net liability position in a manner consistent with how market participants would price the position; (3) providing a framework for selecting a premium or discount that may be applied in a fair value measurement; (4) providing that an instrument classified in a reporting entity's shareholders' equity may be fair valued based how a market participant would price the identical instrument; and (5) expanding the qualitative and quantitative fair value disclosure requirements. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our consolidated financial statements and the company is currently evaluating the impact on its disclosures.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

3. AGREEMENTS
The Company's investment management agreement, or the Investment Management Agreement, with the investment adviser, the adviser, was approved by our board of directors, including a majority of our independent directors in March 2011. Under this agreement the Investment Adviser, subject to the overall supervision of the Company's board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase the consolidated management fee of the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components-a base management fee and an incentive fee, collectively, the Management Fees.
The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills, and/or temporary draws on the Credit Facility or "average adjusted gross assets," if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately prorated.PennantPark Investment Advisers, however, has agreed to waive the portion of the base management fee payable on any net proceeds of this offering that have not yet been invested in portfolio investments, inclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment.
The gross assets are calculated based on the average gross assets at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the period from March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned a base management fee of $0.4 million from us.
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
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees provided that, the incentive fee determined as of December 31, 2011 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of PennantPark Floating Rate Capital.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

In accordance with GAAP, the Company did not accrue a capital gains incentive fee for the period from March 4, 2011 (commencement of operations) to September 30, 2011. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The performance based incentive fee on capital gains due to our investment adviser as calculated under the Investment Management Agreement (as described above) for the period from March 4, 2011 (commencement of operations) to September 30, 2011, resulted in no accrual.
We entered into an administration agreement with the Administrator, or the Administration Agreement, which was approved by our board of directors, including a majority of the independent directors, in March 2011. Under this agreement, the Administrator provides administration services to the Company. For providing these services, facilities and personnel we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which the Company is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the period from March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser was reimbursed approximately $0.1 million, from us, including expenses it incurred on behalf of the Administrator, for services described above.
In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. In connection with the sales load paid by the Investment Adviser more fully described above and based on actual returns as of September 30, 2011, as well as the likelihood of future activity that may generate additional returns, management determined that the 7.0% return on Pre-Incentive Fee Net Investment Income was uncertain. Accordingly, the Company did not record a liability for it. Management assesses performance to determine whether the 7% return on Pre-Incentive Fee Net Investment Income is probable before recording the $2.1 million charge to capital.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

4. INVESTMENTS
Purchases of long-term investments, including PIK, for the period from March 4, 2011 (commencement of operations) to September 30, 2011 totaled $147.5 million. Sales and repayments of long-term investments for the same period totaled $33.2 million.

Investments and cash equivalents consisted of the following:

	September 30, 2011
	Cost	Fair Value
First lien	$97,975,314	$94,333,126
Second lien	9,379,445	9,285,000
Subordinated debt / corporate notes	7,374,862	7,004,130
Preferred and common equity	100,000	101,985
Total Investments	114,829,621	110,724,241
Cash equivalents	6,987,450	6,987,450
Total investments and cash equivalents	$121,817,071	$117,711,691
The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of September 30, 2011.

Industry Classification
Business Services	10%
Healthcare and Pharmaceuticals	10
Media: Advertising, Printing and Publishing	10
Hotel, Gaming and Leisure	9
Consumer Goods: Durable	8
Media: Diversified and Production	8
Beverage, Food and Tobacco	7
Chemicals, Plastics and Rubber	5
Telecommunications	5
Automotive	4
Consumer Goods: Non-Durable	4
High Tech Industries	4
Aerospace and Defense	3
Capital Equipment	3
Containers, Packaging and Glass	3
Consumer Services	2
Energy: Oil & Gas	2
Environmental Industries	2
Utilities: Water	1
Total	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and long-term Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may differ from our valuation and those differences may be material.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the period March 4, 2011 (commencement of operations) to September 30, 2011, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to Level 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations we employ the valuation policy approved by our board of directors that is consistent with ASC 820 (See Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading, in determining fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

At September 30, 2011 our cash and cash equivalents, investments and our long-term Credit Facility were categorized as listed below in the fair value hierarchy for ASC 820 purposes. Please refer to the paragraphs preceding this sentence for information regarding Levels 1 through 3 within the fair value hierarchy.

Description	Fair Value	Level 1	Level 2	Level 3
First Lien	$94,333,126	$—	$2,033,747	$92,299,379
Second Lien	9,285,000	—	—	9,285,000
Subordinated Debt/Corporate Notes	7,004,130	—	1,155,000	5,849,130
Preferred and Common Equity	101,985			101,985
Total Investments	110,724,241	—	3,188,747	107,535,494
Cash Equivalents	6,987,450	6,987,450	—	—
Total Investments and cash equivalents	117,711,691	6,987,450	3,188,747	107,535,494
Long-Term Credit Facility	$24,650,000	$—	$—	$24,650,000
The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the period from March 4, 2011 (commencement of operations) to September 30, 2011:

Description	First Lien	Second Lien, Subordinated Debt and Equity Investments	Totals
Beginning Balance, March 4, 2011	$—	$—	$—
Realized gains	218,684	93,319	312,003
Unrealized depreciation	(3,621,606)	(93,301)	(3,714,907)
Purchases, PIK and net discount accretion	124,246,206	19,766,732	144,012,938
Sales / repayments	(28,543,905)	(4,530,635)	(33,074,540)
Transfers in and /or out of Level 3	—	—	—
Ending Balance, September 30, 2011	$92,299,379	$15,236,115	$107,535,494
Net change in unrealized appreciation (depreciation) for the period above within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date:	$(3,621,606)	$(93,301)	$(3,714,907)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the period from March 4, 2011 (commencement of operations) to September 30, 2011.

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, March 4, 2011 (Cost - $0)	$—
Total unrealized appreciation included in earnings	—
Borrowings	29,000,000
Repayments	(4,350,000)
Transfers in and/or out of Level 3	—
Total Credit Facility, September 30, 2011 (Cost – $24,650,000)	$24,650,000

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred non-recurring expenses of $1.4 million, which represents the upfront fees and expenses related to the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company's choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the period from March 4, 2011 (commencement of operations) to September 30, 2011, our Credit Facility had no net change in unrealized (appreciation) depreciation. PennantPark Floating Rate Capital Ltd. uses one or more nationally recognized independent valuation service to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE
The following information sets forth the computation of basic and diluted per share net decrease in net assets resulting from operations.

For the period March 4, 2011 (commencement of operations) to September 30, 2011
Class and Year
Numerator for net decrease in net assets resulting from operations	$(3,473,253)
Denominator for basic and diluted weighted average shares	6,826,105
Basic and diluted net decrease in net assets per share resulting from operations	$(0.51)

7. TAXES AND DISTRIBUTIONS
Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and these book-to-tax adjustments could be material. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate in the period that the difference arises. As of September 30, 2011, we had no permanent book-to-tax differences.
As of September 30, 2011, the cost of investments for federal income tax purposes was $114.8 million resulting in a gross unrealized appreciation of $0.1 million and depreciation of $4.2 million.
The following reconciles net decrease in net assets resulting from operations to taxable income:

For the period March 4, 2011 (commencement of operations) to September 30, 2011
Net increase in net assets resulting from operations	$(3,473,253)
Net unrealized appreciation / (depreciation) on investments and credit facility	4,105,380
Other temporary book-to-tax differences	1,297,741
Taxable income before deductions for distributions	$1,929,868
The components of accumulated losses on tax basis and reconciliation to accumulated losses on a GAAP basis for the period from March 4, 2011 (commencement of operations) to September 30, 2011 are as follows:

Undistributed ordinary income	$696,748
Undistributed long-term net capital gains	—
Total undistributed net earnings	696,748
Dividends payable and other temporary differences	(1,777,288)
Net unrealized appreciation (depreciation) of investments and credit facility	(4,105,380)
Total accumulated deficit	$(5,185,920)

The tax characteristics of dividends during the fiscal year ended September 30, 2011 totaled $1.7 million or $0.25 per share.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

8. CASH EQUIVALENTS
Cash equivalents represents cash pending investment in longer-term portfolio holdings, PennantPark Floating Rate Capital Ltd. may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, PennantPark Floating Rate Capital Ltd. could take proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Floating Rate Capital Ltd. may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Floating Rate Capital Ltd.’s valuation policy. As of September 30, 2011, cash equivalents consisted of $7.0 million in money market funds.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

9. FINANCIAL HIGHLIGHTS
Below are the financial highlights for the reported period:

For the period March 4, 2011 (commencement of operations) to September 30, 2011
Per Share Data:
Net asset value, beginning of period	$—
Net investment income(1)	0.05
Net realized and unrealized losses(1)	(0.56)
Net increase (decrease) in net assets resulting from operations(1)	(0.51)
Dividends and distributions to stockholders(1),(2)	(0.25)
Initial issuance of common stock	15.00
Offering Costs(1)	(0.80)
Net asset value, end of period	$13.44
Per share market value, end of period	$10.55
Total return(3)*	28.13%
Shares outstanding at end of period	6,850,667
Ratio/Supplemental Data*:
Ratio of operating expenses to average net assets	1.16%
Ratio of credit facility related expenses to average net assets(4)	1.61%
Total expenses to average net assets**	2.77%
Ratio of net investment income to average net assets	0.34%
Net assets at end of period	$92,072,105
Weighted average debt outstanding	$7,550,877
Weighted average debt per share	$1.11
Portfolio turnover ratio	37.53%
______________________
* Not annualized for a period of less than a year.
** Includes both recurring and non-recurring expenses such as debt issuance costs and organizational expenses.

(1)	Per share data are calculated based on the weighted average shares outstanding from the initial public offering date of March 4, 2011 to September 30, 2011.

(2)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.

(3)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Excluding debt issuance cost the ratio would be 0.16%.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

10. CREDIT FACILITY

On June 23, 2011, Funding I entered into a five-year senior secured revolving credit facility with the Lender, an asset-backed commercial paper conduit administered by STRH. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions. As of September 30, 2011, Funding I had $24.7 million of outstanding borrowings under the Credit Facility, carried an interest rate of 2.53% excluding the 0.50% undrawn commitment fee and had $75.3 million available subject to restrictions and covenants.
During the Credit Facility's first three years, or the revolving period, it bears interest at the LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining or two years. The Credit Facility is secured by all of the assets held by Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. For example, we must maintain a weighted average loan life of no more than 6 years and cannot have more than 10% of Funding I's assets in a single portfolio company. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. Any violations of these and other covenants could result in the early amortization of the Credit Facility and further limit advances available under it. For a complete list of such covenants, see our report on Form 8-K, filed June 29, 2011.
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2011 our asset coverage for borrowed amounts was 474%.
Our Investment Adviser, serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager.
We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. We also transfered certain loans and debt securities we originated or acquired and may do so again , to Funding I through a Purchase and Contribution Agreement. Funding I may and has originated or acquired loans, consistent with PenantPark Floating Rate Capital Ltd.'s investment objectives. The structure of the financing, including organizing Funding I as a special purpose, bankruptcy-remote entity and selling assets from PennantPark Floating Rate Capital Ltd. to Funding I renders such assets generally unavailable to creditors of PennantPark Floating Rate Capital Ltd. and is intended to protect the Lender from credit and bankruptcy risks.

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

11. COMMITMENTS AND CONTINGENCIES
From time to time, PennantPark Floating Rate Capital Ltd., the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments in subordinated debt investments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c)	Changes in Internal Controls Over Financial Reporting.
There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 59.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1
Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2 *	Amended and Restated Bylaws of the Registrant.

4.1	Form of Share Certificate (Incorporated by reference to the Registrant's Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

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

10.3
Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 99(k)(2) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.4
Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.5
Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 99(g) to the Registrant's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	List of Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Privacy Policy of the Registrant.
______________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR H. PENN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 17, 2011
Arthur H. Penn
/S/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 17, 2011
Aviv Efrat
/S/ ADAM K. BERNSTEIN	Director	November 17, 2011
Adam K. Bernstein
/S/ JEFFREY FLUG	Director	November 17, 2011
Jeffrey Flug
/S/ MARSHALL BROZOST	Director	November 17, 2011
Marshall Brozost
/S/ SAMUEL L. KATZ	Director	November 17, 2011
Samuel L. Katz