Form 10-Q
period 2011-12-31
PennantPark Floating Rate Capital Ltd.
filed 2012-02-09
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 9, 2012 was 6,850,667.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its consolidated subsidiary. “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio, our investments, our senior secured revolving credit facility, or the Credit Facility, and our business include investments we make through our subsidiary PennantPark Floating Rate Funding I, LLC, or Funding I.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011 (unaudited)	September 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$132,364,633 and $114,829,621, respectively)	$129,328,344	$110,724,241
Cash equivalents (See Note 7)	4,661,292	6,987,450
Interest receivable	831,266	732,695
Receivable for investments sold	7,922,500	2,467,500
Prepaid expenses and other assets	97,978	163,374

Total assets	142,841,380	121,075,260

Liabilities
Distributions payable	479,547	479,547
Payable for investments purchased	10,765,000	990,000
Unfunded investments	2,161,880	2,323,250
Credit facility payable (cost—$35,100,000 and $24,650,000, respectively) (See Notes 5 and 9)	34,749,000	24,650,000
Interest payable on credit facility	278,981	150,246
Management fee payable (See Note 3)	315,845	266,432
Accrued other expenses	352,497	143,680

Total liabilities	49,102,750	29,003,155

Net Assets
Common stock, 6,850,667 shares are issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	6,851	6,851
Paid-in capital in excess of par value	97,251,174	97,251,174
Distributions in excess of net investment income	(1,456,269)	(1,392,528)
Accumulated net realized gain on investments	622,163	311,988
Net unrealized depreciation on investments	(3,036,289)	(4,105,380)
Net unrealized depreciation on credit facility	351,000	—

Total net assets	$93,738,630	$92,072,105

Total liabilities and net assets	$142,841,380	$121,075,260

Net asset value per share	$13.68	$13.44

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended December 31, 2011
Investment income:
From non-controlled, non-affiliated investments:
Interest	$2,467,028

Expenses:
Base management fee (See Note 3)	315,845
Interest and expenses on the credit facility (See Note 9)	278,980
Administrative services expenses (See Note 3)	138,335
Other general and administrative expenses	358,969

Total expenses	1,092,129

Net investment income	1,374,899

Realized and unrealized gain on investments and credit facility:
Net realized gain on non-controlled, non-affiliated investments	310,175
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	1,069,091
Credit facility depreciation (See Note 5)	351,000

Net change in unrealized depreciation on investments and credit facility	1,420,091

Net realized and unrealized gain from investments and credit facility	1,730,266

Net increase in net assets resulting from operations	$3,105,165

Net increase in net assets resulting from operations per common share (See Note 6)	$0.45

Net investment income per common share	$0.20

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Three Months Ended December 31, 2011
Net increase in net assets resulting from operations:
Net investment income	$1,374,899
Net realized gain on investments	310,175
Net change in unrealized depreciation on investments	1,069,091
Net change in unrealized depreciation on credit facility	351,000

Net increase in net assets resulting from operations	3,105,165
Distributions to stockholders:
Distributions	(1,438,640)

Total increase in net assets	1,666,525

Net Assets:
Beginning of period	92,072,105

End of period	$93,738,630

Distributions in excess of net investment income, end of period	$(1,456,269)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended December 31, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,105,165
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized depreciation on investments	(1,069,091)
Net change in unrealized depreciation on credit facility	(351,000)
Net realized gain on investments	(310,175)
Net accretion of discount and amortization of premium	(145,347)
Purchase of investments	(39,340,500)
Payment-in-kind interest	(33,280)
Proceeds from dispositions of investments	22,294,290
(Increase) in receivable for investments sold	(5,455,000)
(Increase) in interest receivable	(98,571)
Decrease in prepaid expenses and other assets	65,396
Increase in payables for investments purchased	9,775,000
Decrease in unfunded investments	(161,370)
Increase in interest payable on credit facility	128,735
Increase in management fee payable	49,413
Increase in accrued expenses	208,817

Net cash used for operating activities	(11,337,518)

Cash flows from financing activities:
Distributions paid to stockholders	(1,438,640)
Borrowings under credit facility (See Note 9)	23,000,000
Repayments under credit facility (See Note 9)	(12,550,000)

Net cash provided by financing activities	9,011,360

Net decrease in cash equivalents	(2,326,158)
Cash equivalents, beginning of period	6,987,450

Cash equivalents, end of period	$4,661,292

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$150,246

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par/ Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—137.9% (3),(4)
First Lien Secured Debt—113.5%
Airvana Network Solutions Inc. (11)	03/25/2015	Telecommunications	10.00%		L+800		876,190	$879,384	$876,190
Autoparts Holdings Limited (11)	07/29/2017	Automotive	6.50%		L+500		997,500	992,820	995,630
Chester Downs and Marina, LLC	07/31/2016	Hotel, Gaming and Leisure	12.38%		L+988		471,831	480,612	472,618
C.H.I. Overhead Doors, Inc. (11)	08/17/2017	Consumer Goods: Durable	7.25%		L+575		3,990,000	3,914,525	3,950,100
Document Technologies, Inc. (11)	12/01/2016	Business Services	7.50%		P+425		1,000,000	990,114	997,500
EAG, Inc. (11)	07/28/2017	Business Services	6.75%		P+350		987,500	982,833	967,750
Ernest Health, Inc. (11)	05/13/2016	Healthcare and Pharmaceuticals	6.25%		L+475		2,943,750	2,918,506	2,914,312
Frac Tech International, LLC	05/06/2016	Energy: Oil and Gas	6.25%		L+475		2,021,803	2,003,891	1,992,424
Fundtech (US FT HOLDCO, INC.) (11)	11/30/2017	Business Services	7.50%		L+600		3,000,000	2,910,921	2,960,625
Global Tel*Link Corporation (11)	12/14/2017	Telecommunications	7.00%		L+550		3,000,000	2,940,420	2,925,000
Gundle/SLT Environmental, Inc. (11)	05/27/2016	Environmental Industries	7.01%		L+550		2,985,000	2,958,750	2,910,375
Harmony Foods Corporation (6)	05/01/2016	Beverage, Food and Tobacco	10.00%		—		2,000,000	2,000,000	2,010,000
Insight Global, Inc. (11)	08/16/2017	Business Services	6.50%		L+500		991,259	986,455	973,912
Instant Web, Inc. (11)	08/07/2014	Media: Advertising, Printing and Publishing	3.67%		L+338	(5)	6,963,646	6,544,072	6,511,008
K2 Pure Solutions NoCal, L.P. (11)	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675		5,476,250	5,520,943	5,311,962
KAR Auction Services, Inc.	05/19/2017	Automotive	5.00%		L+375		2,985,000	2,971,729	2,936,493
KIK Custom Products Inc. (7)	05/31/2014	Consumer Goods: Non-Durable	8.50%		L+700		4,975,000	4,848,100	4,676,500
Medpace Holdings, Inc. (11)	06/17/2017	Business Services	6.50%		L+500		1,990,000	1,962,157	1,870,600
Mood Media Corporation (7), (11)	05/06/2018	Media: Diversified and Production	7.00%		L+550		3,980,000	3,943,646	3,641,700
MOSAID Technologies Incorporated (7), (11)	12/23/2016	High Tech Industries	8.50%		L+700		3,000,000	2,925,000	2,925,000
National Healing Corporation (11)	11/30/2017	Healthcare and Pharmaceuticals	8.25%		L+675		5,000,000	4,751,563	4,800,000
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	5.00 (PIK 1.00	% (8) %)	L+400		5,497,918	4,739,263	3,353,730
Potter’s Holdings II, L.P. (11)	05/08/2017	Containers, Packaging and Glass	6.00%		L+450		1,995,000	1,977,094	1,967,569
Pro Mach, Inc. (11)	07/06/2017	Capital Equipment	6.25%		L+475		995,000	986,000	972,613
Renaissance Learning, Inc. (11)	10/19/2017	Media: Broadcasting and Subscription	7.75%		L+625		1,995,000	1,916,193	1,967,569
Securus Technologies, Inc. (11)	05/31/2017	Telecommunications	5.25%		L+400		2,985,000	2,957,149	2,925,300
Select Medical Corporation (11)	06/01/2018	Business Services	5.50%		L+375		2,985,000	2,957,742	2,835,750
Sotera Defense Solutions, Inc. (11)	04/22/2017	Aerospace and Defense	7.00%		L+550		2,985,000	2,958,852	2,955,150
Tank Intermediate Holding Corp. (11)	04/15/2016	Containers, Packaging and Glass	5.00%		L+375		1,811,321	1,807,734	1,802,264
Terex Corporation (11)	04/28/2017	Capital Equipment	5.50%		L+400		1,995,000	1,976,781	1,970,063
Triple Point Technology, Inc. (11)	10/30/2017	High Tech Industries	8.00%		L+650		1,000,000	960,923	998,750
Unifrax I LLC (11)	11/28/2018	Capital Equipment	7.00%		L+550		3,000,000	2,940,541	2,996,250
Univita Health Inc. (11)	06/19/2017	Consumer Services	6.25%		L+475		2,985,000	2,958,105	2,835,750
U.S. Healthworks Holding Company, Inc. (11)	06/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475		2,992,500	2,966,172	2,902,725
Valitas Health Services, Inc. (11)	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450		1,492,500	1,485,850	1,432,800
Viamedia Services Corp. (11)	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550		4,625,000	4,574,010	4,567,188
Virtual Radiologic Corporation (11)	12/22/2016	Business Services	7.75%		P+450		2,992,500	2,965,099	2,797,988
W3 CO. (11)	10/31/2017	Energy: Oil and Gas	7.50%		L+625		2,000,000	1,921,824	1,952,500
Water Pik, Inc. (11)	08/10/2017	Consumer Goods: Durable	6.75%		L+525		3,491,250	3,458,105	3,438,881
Yonkers Racing Corporation (6)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—		4,000,000	4,339,793	4,120,000

Total First Lien Secured Debt								$109,273,671	$106,412,539

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Second Lien Secured Debt—13.3%
Autoparts Holdings Limited (11)	01/29/2018	Automotive	10.50%		L+900	1,000,000	$995,030	$965,000
Ernest Health, Inc.	05/13/2017	Healthcare and Pharmaceuticals	10.25%		L+850	4,000,000	3,943,517	3,940,000
Mood Media Corporation (7)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,485,000	1,383,750
ROC Finance LLC and ROC Finance 1 Corp	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,966,872	2,105,000
Sensus USA Inc. (11)	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	991,036	978,333
Seven Seas Cruises (6), (7)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	3,000,000	3,000,000	3,067,500

Total Second Lien Secured Debt							12,381,455	12,439,583

Subordinated Debt/Corporate Notes—11.0%
Affinion Group Holdings, Inc. (5)	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,738,475	3,403,000
Document Technologies, Inc.	12/01/2018	Business Services	13.00%		—	1,000,000	1,000,000	980,000
Trusthouse Services Group, Inc.	07/31/2018	Beverage, Food and Tobacco	14.00 (PIK 2.00	% (8) %)	—	3,781,731	3,709,152	3,781,731
Trusthouse Services Group, Inc. (9)	07/31/2018	Beverage, Food and Tobacco	—		—	2,206,000	2,161,880	2,206,000

Total Subordinated Debt/Corporate Notes							10,609,507	10,370,731

Preferred Equity/Partnership Interests—0.1% (10)
Trusthouse Services Holdings, LLC (Trusthouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%		—	158	95,000	100,247

Total Preferred Equity/Partnership Interests							95,000	100,247

Common Equity—0.0% (10)
Trusthouse Services Holdings, LLC (Trusthouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—		—	8	5,000	5,244

Total Common Equity							5,000	5,244

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							132,364,633	129,328,344

Cash Equivalents—5.0%						4,661,292	4,661,292	4,661,292

Total Investments and Cash Equivalents—142.9%							$137,025,925	$133,989,636

Liabilities in Excess of Other Assets—(42.9%)								(40,251,006)
Net Assets—100.0%								$93,738,630

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L”, or prime rate, or Prime or “P”, and basis point spread is subject to a LIBOR or Prime rate floor where a spread is provided.
(2)	Valued based on our accounting policy (see Note 2 to our Consolidated Financial Statements).
(3)	The provisions of the Investment Company Act of 1940, as amended, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Coupon is not subject to a LIBOR or Prime rate floor.
(6)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(7)	Non-U.S. company or principal place of business outside the United States.
(8)	Coupon is payable in cash and/or through payment-in-kind, or PIK. The PIK percentage represents the payment in PIK at the date of the report and is subject to change.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-income producing securities.
(11)	The securities are pledged as collateral under PennantPark Floating Rate Funding I, LLC’s credit facility, or the Credit Facility.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—120.2% (3),(4)
First Lien Secured Debt—102.4%
Airvana Network Solutions Inc. (11)	03/25/2015	Telecommunications	10.00%		L+800	1,209,524	$1,213,365	$1,215,571
Artel, LLC (11)	06/01/2016	Telecommunications	5.50%		L+425	987,500	978,043	972,688
Autoparts Holdings Limited (11)	07/29/2017	Automotive	6.50%		L+500	1,000,000	995,085	992,500
Chester Downs and Marina, LLC	07/31/2016	Hotel, Gaming and Leisure	12.38%		L+988	478,873	488,220	476,878
C.H.I. Overhead Doors, Inc. (11)	08/17/2017	Consumer Goods: Durable	7.25%		L+575	4,000,000	3,921,236	3,900,000
EAG, Inc. (11)	07/28/2017	Business Services	6.75%		P+350	987,500	982,590	967,750
Ernest Health, Inc. (11)	05/13/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,966,250	2,939,107	2,936,587
Frac Tech International, LLC	05/06/2016	Energy: Oil and Gas	6.25%		L+475	2,073,930	2,054,330	2,033,747
Gundle/SLT Environmental, Inc. (11)	05/27/2016	Environmental Industries	7.01%		L+550	2,992,500	2,964,467	2,812,950
Harmony Foods Corporation (5), (6)	05/01/2016	Beverage, Food and Tobacco	10.00%		—	2,000,000	2,000,000	1,990,000
Insight Global, Inc. (11)	08/16/2017	Business Services	6.50%		L+500	2,493,750	2,481,331	2,475,047
Instant Web, Inc. (7)	08/07/2014	Media: Advertising, Printing and Publishing	3.61%		L+338	6,981,823	6,523,240	6,283,641
K2 Pure Solutions NoCal, L.P. (11)	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	5,476,250	5,525,637	5,202,437
KAR Auction Services, Inc.	05/19/2017	Automotive	5.00%		L+375	2,992,500	2,978,487	2,895,244
KIK Custom Products Inc. (7)	05/31/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,987,500	4,847,186	4,713,187
Medpace Holdings, Inc. (11)	06/17/2017	Business Services	6.50%		L+500	1,995,000	1,966,025	1,895,250
Mood Media Corporation (7), (11)	05/06/2018	Media: Diversified and Production	7.00%		L+550	3,990,000	3,951,886	3,670,800
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	5.00	% (8)	L+400	5,498,048	4,675,936	3,802,818
Potter’s Holdings II, L.P. (11)	05/08/2017	Containers, Packaging and Glass	6.00%		L+450	1,995,000	1,976,257	1,900,237
Pro Mach, Inc. (11)	07/06/2017	Capital Equipment	6.25%		L+475	997,500	987,986	982,537
Securus Technologies, Inc. (11)	05/31/2017	Telecommunications	5.25%		L+400	2,992,500	2,963,597	2,891,503
Select Medical Corporation	06/01/2018	Business Services	5.50%		L+375	2,992,500	2,963,943	2,708,212
Seven Seas Cruises (5), (6), (7)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	3,000,000	3,000,000	2,970,000
Sotera Defense Solutions, Inc. (11)	04/22/2017	Aerospace and Defense	7.00%		L+550	2,992,500	2,964,848	2,917,688
Tank Intermediate Holding Corp. (11)	04/15/2016	Containers, Packaging and Glass	5.00%		L+375	1,835,472	1,831,420	1,807,940
Terex Corporation (11)	04/28/2017	Capital Equipment	5.50%		L+400	2,000,000	1,980,598	1,962,500
Triple Point Technology, Inc. (11)	04/14/2016	High Tech Industries	6.25%		L+475	4,968,750	4,923,769	4,819,688
Univita Health Inc. (11)	06/19/2017	Consumer Services	6.25%		L+475	2,992,500	2,964,110	2,827,913
U.S. Healthworks Holding Company, Inc. (11)	06/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,992,500	2,964,480	2,887,763
Valitas Health Services, Inc. (11)	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,496,250	1,489,223	1,406,475
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,750,000	4,694,273	4,690,625
Virtual Radiologic Corporation (11)	12/22/2016	Business Services	7.75%		P+450	2,992,500	2,963,172	2,812,950
Water Pik, Inc. (11)	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,500,000	3,465,501	3,430,000
Yonkers Racing Corporation (5), (6)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,355,966	4,080,000

Total First Lien Secured Debt							$97,975,314	$94,333,126

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Second Lien Secured Debt—10.1%
Autoparts Holdings Limited (11)	01/29/2018	Automotive	10.50%		L+900	1,000,000	$995,000	$985,000
Ernest Health, Inc.	05/13/2017	Healthcare and Pharmaceuticals	10.25%		L+850	4,000,000	3,942,406	3,940,000
Mood Media Corporation (7)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,485,581	1,380,000
ROC Finance LLC and ROC Finance 1 Corp (5)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,965,834	2,020,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	990,624	960,000

Total Second Lien Secured Debt							9,379,445	9,285,000

Subordinated Debt/Corporate Notes—7.6%
Affinion Group Holdings, Inc. (5)	11/15/2015	Consumer Goods: Non- Durable	11.63%		—	1,500,000	1,524,891	1,155,000
Trusthouse Services Group, Inc. (5),(7)	07/31/2018	Beverage, Food and Tobacco	14.00	% (8)	—	3,762,500	3,688,091	3,687,250
Trusthouse Services Group, Inc. (5),(9)	07/31/2018	Beverage, Food and Tobacco	—		—	2,206,000	2,161,880	2,161,880

Total Subordinated Debt/Corporate Notes							7,374,862	7,004,130

Preferred Equity/Partnership Interests—0.1%
Trusthouse Services Holdings, LLC	—	Beverage, Food and Tobacco	12.50%		—	158	95,000	96,985

Total Preferred Equity/Partnership Interests							95,000	96,985

Common Equity—0.0%
Trusthouse Services Holdings, LLC	—	Beverage, Food and Tobacco	—		—	8	5,000	5,000

Total Common Equity							5,000	5,000

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							114,829,621	110,724,241

Cash Equivalents—7.6%						6,987,450	6,987,450	6,987,450

Total Investments and Cash Equivalents—127.8%							$121,817,071	$117,711,691

Liabilities in Excess of Other Assets—(27.8%)								(25,639,586)

Net Assets—100.0%								$92,072,105

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or Prime and its coupon is subject to a LIBOR or Prime rate floor.
(2)	Valued based on our accounting policy (see Note 2 to our Consolidated Financial Statements).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Coupon is not subject to a LIBOR or Prime rate floor.
(6)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(7)	Non-U.S. company or principal place of business outside the United States.
(8)	Coupon is payable in cash and/or through PIK.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-income producing securities.
(11)	The securities are pledged as collateral under the Credit Facility.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation on October 28, 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the 1940 Act.

Our investment objective is to generate high current income. We seek to achieve our investment objective by investing primarily in Floating Rate Loans and other instruments made to private middle-market companies whose debt is rated below investment grade. “Floating Rate Loans” are defined as loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread over it. Under normal market conditions, we generally expect that at least 80% of the value of our “Managed Assets,” which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and investments with similar characteristics, including cash equivalents in money market funds. We generally expect that senior secured loans will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments.

On April 13, 2011, PennantPark Floating Rate Capital Ltd. closed its initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” Also on April 13, 2011, we issued 6,700,000 shares, and on May 11, 2011 the underwriters exercised their overallotment option and purchased an additional 150,000 shares, resulting in total gross proceeds of $102.8 million. After deducting the underwriters’ discount, or the sales load, of $5.1 million, we received net proceeds of $97.7 million from our initial public offering. The underwriters agreed to reimburse, and have paid us, $0.4 million of the estimated $1.0 million of offering expenses. On March 4, 2011, we sold 667 shares of common stock for $10,000 ($15.00 per share) to the Investment Adviser.

We entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company on May 18, 2011. We formed Funding I, in order to establish a senior secured revolving credit facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $100.0 million at a commercial paper rate that approximates LIBOR plus 225 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 9 to the Consolidated Financial Statements.

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

Our Consolidated Financial Statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

                Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers, if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

DECEMBER 31, 2011

(Unaudited)

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

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

Book and tax basis differences relating to permanent book and tax differences are reclassified among our capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP.

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

(e) Consolidation

As permitted under Regulation S-X and the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Guide for Investment Companies, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of Funding I in our Consolidated Financial Statements.

Asset transfers that do not meet ASC 860 Transfers and Servicing requirements for sale accounting treatment are reflected in the Consolidated Balance Sheet as investments. The creditors of Funding I have received security interests in any such assets and are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. (or any affiliate of the Company).

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

(f) New Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, “Fair Value Measurements,” or ASC 820, by: (1) clarifying that certain concepts related to measuring the fair value apply only to non-financial assets; (2) allowing a reporting entity to measure the fair value of a net asset or net liability position in a manner consistent with how market participants would price the position; (3) providing a framework for selecting a premium or discount that may be applied in a fair value measurement; (4) providing that an instrument classified in a reporting entity’s shareholders’ equity may be fair valued based how a market participant would price the identical instrument; and (5) expanding the qualitative and quantitative fair value disclosure requirements. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our Consolidated Financial Statements and the Company is currently evaluating the impact on its disclosures.

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was approved by our board of directors, including a majority of our independent directors, in March 2011. Under this agreement the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills and/or temporary draws on the Credit Facility, or average adjusted gross assets, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately pro-rated. PennantPark Investment Advisers, however, has agreed to waive the portion of the base management fee payable on any net proceeds of the initial public offering that have not yet been invested in portfolio investments, inclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are appropriately pro-rated. For the three months ended December 31, 2011, the Investment Adviser earned a base management fee of $0.3 million from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. The performance based incentive fee on net investment income due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the three months ended December 31, 2011, resulted in no accrual.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees provided that, the incentive fee determined as of December 31, 2011 is calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from our commencement of operations.

In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative net unrealized capital appreciation, if any. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The performance based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the three months ended December 31, 2011 resulted in no accrual.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

We entered into the Administration Agreement with the Administrator which was approved by our board of directors, including a majority of the independent directors, in March 2011. Under this agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three months ended December 31, 2011, the Investment Adviser was reimbursed approximately $0.1 million from us, including expenses it incurred on behalf of the Administrator, for services described above.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. In connection with the sales load paid by the Investment Adviser more fully described above and based on actual returns as of December 31, 2011, as well as the likelihood of future activity that may generate additional returns, management determined that the 7.0% return on Pre-Incentive Fee Net Investment Income was uncertain. Accordingly, we did not record a liability for it. Management assesses performance to determine whether the 7.0% return on Pre-Incentive Fee Net Investment Income is probable before recording the $2.1 million charge to capital.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three months ended December 31, 2011 totaled $39.4 million. Sales and repayments of long-term investments for the three months ended December 31, 2011 totaled $22.3 million.

Investments and cash equivalents consisted of the following:

	December 31, 2011		September 30, 2011
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$109,273,671	$106,412,539	$97,975,314	$94,333,126
Second lien	12,381,455	12,439,583	9,379,445	9,285,000
Subordinated debt / corporate notes	10,609,507	10,370,731	7,374,862	7,004,130
Preferred and common equity	100,000	105,491	100,000	101,985

Total investments	132,364,633	129,328,344	114,829,621	110,724,241
Cash equivalents	4,661,292	4,661,292	6,987,450	6,987,450

Total investments and cash equivalents	$137,025,925	$133,989,636	$121,817,071	$117,711,691

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of December 31, 2011 and September 30, 2011.

Industry Classification	December 31, 2011	September 30, 2011
Healthcare and Pharmaceuticals	12%	10%
Business Services	11	10
Media: Advertising, Printing and Publishing	9	10
Hotel, Gaming and Leisure	8	9
Beverage, Food and Tobacco	6	7
Consumer Goods: Durable	6	8
Consumer Goods: Non-Durable	6	4
Media: Diversified and Production	6	8
Capital Equipment	5	3
Telecommunications	5	5
Automotive	4	4
Chemicals, Plastics and Rubber	4	5
Containers, Packaging and Glass	3	3
Energy: Oil & Gas	3	2
High Tech Industries	3	4
Aerospace and Defense	2	3
Consumer Services	2	2
Environmental Industries	2	2
Media: Broadcasting and Subscription	2	—
Utilities: Water	1	1

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2011, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations we employ the valuation policy approved by our board of directors that is consistent with ASC 820 (See Note 2 to the Consolidated Financial Statements). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading, in determining fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

At December 31, 2011 and September 30, 2011, our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

	Fair Value Measurements at December 31, 2011
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$106,412,539	$—	$1,992,424	$104,420,115
Second lien	12,439,583	—	—	12,439,583
Subordinated debt/corporate notes	10,370,731	—	3,403,000	6,967,731
Preferred and common equity	105,491	—	—	105,491

Total investments	129,328,344	—	5,395,424	123,932,920
Cash equivalents	4,661,292	4,661,292	—	—

Total investments and cash equivalents	133,989,636	4,661,292	5,395,424	123,932,920

Long-Term Credit Facility	$34,749,000	$—	$—	$34,749,000

	Fair Value Measurements at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$94,333,126	$—	$2,033,747	$92,299,379
Second lien	9,285,000	—	—	9,285,000
Subordinated debt/corporate notes	7,004,130	—	1,155,000	5,849,130
Preferred and common equity	101,985	—	—	101,985

Total investments	110,724,241	—	3,188,747	107,535,494
Cash equivalents	6,987,450	6,987,450	—	—

Total investments and cash equivalents	117,711,691	6,987,450	3,188,747	107,535,494

Long-Term Credit Facility	$24,650,000	$—	$—	$24,650,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended December 31, 2011 and for the period from March 4, 2011 (commencement of operations) to September 30, 2011.

	Three Months Ended December 31, 2011
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, October 1, 2011 (1)	$89,329,379	$18,206,115	$107,535,494
Realized gains	308,511	—	308,511
Unrealized appreciation	741,940	283,619	1,025,559
Purchases, PIK and net discount accretion	36,280,783	1,023,071	37,303,854
Sales / repayments	(22,240,498)	—	(22,240,498)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, December 31, 2011	$104,420,115	$19,512,805	$123,932,920

Net change in unrealized appreciation for the three months ended December 31, 2011 reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$851,376	$283,619	$1,134,995

(1)	As-adjusted to conform to current year presentation.

	March 4, 2011 (commencement of operations) to September 30, 2011
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, March 4, 2011	$—	$—	$—
Realized gains (losses)	218,684	93,319	312,003
Unrealized appreciation	(3,621,606)	(93,301)	(3,714,907)
Purchases, PIK and net discount accretion	124,246,206	19,766,732	144,012,938
Sales / repayments	(28,543,905)	(4,530,635)	(33,074,540)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, September 30, 2011	$92,299,379	$15,236,115	$107,535,494

Net change in unrealized appreciation (depreciation) for the year reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,621,606)	$(93,301)	$(3,714,907)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended December 31, 2011.

Three Months Ended December 31, 2011

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2011 (Cost – $24,650,000)	$24,650,000
Total unrealized depreciation included in earnings	(351,000)
Borrowings	23,000,000
Repayments	(12,550,000)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2011 (Cost – $35,100,000)	$34,749,000

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three months ended December 31, 2011, we had a net change in unrealized depreciation of $0.4 million. As of December 31, 2011 and September 30, 2011, the Credit Facility had unrealized depreciation of $0.4 million and no appreciation or depreciation, respectively. We use one or more nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

Class and Year	Three Months Ended December 31, 2011
Numerator for net increase in net assets resulting from operations	$3,105,165
Denominator for basic and diluted weighted average shares	6,850,667
Basic and diluted net increase in net assets per share resulting from operations	$0.45

7. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2011 and September 30, 2011, cash equivalents consisted of $4.7 million and $7.0 million, including amounts in money market funds, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on December 31, 2011 were $93.7 million and $13.68, respectively. Below are the financial highlights for the three months ended December 31, 2011.

Three Months Ended December 31, 2011
Per Share Data:
Net asset value, beginning of period	$13.44
Net investment income (1)	0.20
Net change in realized and unrealized gain (1)	0.25

Net increase in net assets resulting from operations (1)	0.45
Distributions to stockholders (1), (2)	(0.21)

Net asset value, end of period	$13.68

Per share market value, end of period	$10.30
Total return * (3)	(0.45)%
Shares outstanding at end of period	6,850,667

Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	3.49%
Ratio of Credit Facility related expenses to average net assets	1.20%
Ratio of total expenses to average net assets	4.69%
Ratio of net investment income to average net assets	5.91%
Net assets at end of period	$93,738,630

Average debt outstanding	$27,986,957
Average debt per share	$4.09
Portfolio turnover ratio	74.70%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the period.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

9. CREDIT FACILITY

On June 23, 2011, Funding I entered into a five-year senior secured revolving Credit Facility with affiliates of SunTrust Bank, or the Lender, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions. As of December 31, 2011 and September 30, 2011, Funding I had $35.1 million and $24.7 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.59% and 2.53%, respectively, excluding the 0.50% undrawn commitment fee, and had $64.9 million and $75.3 million available, respectively, subject to restrictions and covenants.

During the Credit Facility’s first three years, or the revolving period, it bears interest at a commercial paper rate that approximates LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than U.S. GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). For a complete list of such covenants, see our report on Form 8-K, filed June 29, 2011. As of December 31, 2011, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our Investment Adviser, serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. The Credit Facility documents place restrictions on the Investment Adviser’s ability to sell investments. As a result, there may be times or circumstances during which the Investment Adviser is unable to sell investments or take other actions that may be in our best interests.

Our interest in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”), including the consolidated schedules of investments, as of December 31, 2011 and the consolidated statement of operations, changes in net assets, and cash flows for the three months ended December 31, 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary, including the consolidated schedule of investments, as of September 30, 2011, and the consolidated statement of operations, changes in net assets, and cash flows for the period March 4, 2011 (commencement of operations) to September 30, 2011; and in our report dated November 17, 2011, we expressed an unqualified opinion on those consolidated financial statements and schedules.

New York, New York

February 9, 2012

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward-looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason.

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

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including reports on Form 10-Q/K and current reports on Form 8-K.

You should understand that under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview

PennantPark Floating Rate Capital Ltd. is a business development company, or BDC, whose objective is to generate high current income by investing primarily in Floating Rate Loans and other investments made to private middle-market companies. Floating Rate Loans or variable rate investments are investments that pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as the London Interbank Offered Rate, or LIBOR, plus a fixed spread.

We believe that Floating Rate Loans to private middle-market companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in public middle-market U.S. companies that are thinly traded or have a small market-capitalization. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leverage loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, Floating Rate Loans typically have more robust capital-preserving qualities, such as reduced credit risk, and have historically had lower default rates than junk bonds. Floating Rate Loans are typically the most senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Organization and Structure of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized on October 28, 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we intend to be treated, and intend to qualify annually, as a Regulated Investment Company, or RIC, under the Internal Revenue Code, or the Code, commencing with our first fiscal year ending September 30, 2011.

Our investment activities are managed by PennantPark Investment Advisers, or the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration or the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. Our board of directors, a majority of whom are independent of us and the Investment Adviser supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind, or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment premiums on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our senior secured revolving credit agreement, or the Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, and applicable federal and state securities laws; and

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2011, our portfolio totaled $129.3 million and consisted of $106.4 million of senior secured loans, $12.4 million of second lien secured debt, $10.5 million of subordinated debt, preferred and common equity investments. Our portfolio consisted of 84% variable-rate investments (including 78% with a LIBOR or prime floor) and 16% fixed-rate investments. Overall, the portfolio had an unrealized depreciation of $3.0 million. Our overall portfolio consisted of 45 companies with an average investment size of $2.9 million, a weighted average yield on debt investments of 8.3%, and was invested 82% in senior secured loans, 10% in second lien secured debt and 8% in subordinated debt, preferred and common equity investments.

As of September 30, 2011, our portfolio totaled $110.7 million and consisted of $94.3 million of senior secured loans, $9.3 million of second lien secured debt, $7.1 million of subordinated debt, preferred and common equity investments. Our portfolio consisted of 84% variable-rate investments (including 78% with a LIBOR or prime floor) and 16% fixed-rate investments. Overall, the portfolio had an unrealized depreciation of $4.1 million. Our overall portfolio consisted of 38 companies with an average investment size of $2.9 million, a weighted average yield on debt investments of 8.0%, and was invested 85% in senior secured loans, 9% in second lien secured debt and 6% in subordinated debt, preferred and common equity investments.

For the three months ended December 31, 2011, we invested $39.3 million in 13 new portfolio companies and 2 existing portfolio companies with a weighted average yield on debt investments of 9.4%. Sales and repayments of long-term investments for the three months ended December 31, 2011 totaled $22.3 million.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operation is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firms review management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	Our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

Fair value, as defined under Accounting Standards Codification, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2011, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 during the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820 (See Note 2 to the Consolidated Financial Statements). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three months ended December 31, 2011, we had a net change in unrealized depreciation of $0.4 million. As of December 31, 2011 and September 30, 2011, the Credit Facility had unrealized depreciation of $0.4 million and no appreciation or depreciation, respectively. We use one or more nationally recognized independent valuation services to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount, and market discount or premium are capitalized, and we then amortize such amounts as interest income or expense as applicable. We record contractual prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest or PIK

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2011.

Investment Income

Investment income for the three months ended December 31, 2011 was $2.5 million and was primarily attributable to $2.0 million from senior secured loans, $0.3 million from second lien secured debt investments and $0.2 million from subordinated debt investments. We continue to find attractive investment opportunities and will rotate out of lower rate investments to higher rate loans.

Expenses

Expenses for the three months ended December 31, 2011 totaled $1.1 million. Base management fees for the same period totaled $0.3 million, Credit Facility related expenses totaled $0.3 million and general and administrative expenses totaled $0.5 million. We expect our base management fees and Credit Facility expenses to continue to increase as a result of growth in our portfolio and debt.

Net Investment Income

Net investment income totaled $1.4 million, or $0.20 per share, for the three months ended December 31, 2011.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2011 totaled $22.3 million and realized gains totaled $0.3 million due to sales and repayments of our debt investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three months ended December 31, 2011, we reported unrealized depreciation of $1.1 million. As of December 31, 2011 and September 30, 2011, net unrealized depreciation on investments totaled $3.0 million and $4.1 million, respectively.

For the three months ended December 31, 2011, our long-term Credit Facility value increased by $0.4 million. As of December 31, 2011, net unrealized depreciation on our long-term Credit Facility totaled $0.4 million. As of September 30, 2011, we had no appreciation or depreciation on our Credit Facility.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $3.1 million, or $0.45 per share, for the three months ended December 31, 2011. This increase in net assets from operations is due to the continued growth in net investment income as a result of the growth in our portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from our initial public offering, Credit Facility, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of dividends and operating expenses, including management fees. We have used, and expect to continue to use, our Credit Facility proceeds, the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

On June 23, 2011, Funding I entered into the Credit Facility with affiliates of SunTrust Bank, or the Lender, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions. As of December 31, 2011 and September 30, 2011, Funding I had $35.1 million and $24.7 million of outstanding borrowings under the Credit Facility, respectively, had an interest rate of 2.59% and 2.53%, respectively, excluding the 0.50% undrawn commitment fee, and had $64.9 million and $75.3 million available, respectively, subject to restrictions and covenants.

During the Credit Facility’s first three years, or the revolving period, it bears interest at a commercial paper rate that approximates LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than U.S. GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). For a complete list of such covenants, see our report on Form 8-K, filed June 29, 2011. As of December 31, 2011, we were in compliance with our covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our Investment Adviser, serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. The Credit Facility documents place restrictions on the Investment Adviser’s ability to sell investments. As a result, there may be times or circumstances during which the Investment Adviser is unable to sell investments or take other actions that may be in our best interests.

Our interest in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I.

We may raise equity or debt capital through both registered offerings and by private offerings of securities, by securitizing a portion of our investments among other considerations. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At December 31, 2011, we had cash equivalents of $4.7 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $11.3 million for the three months ended December 31, 2011, and our financing activities provided net cash proceeds of $9.0 million for the same period. Our operating activities used cash primarily for net investing that was provided from net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations including, but not limited to, borrowings under our Credit Facility maturing in June 2016 and other contractual obligations are as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1), (2)	$35.1	$—	$—	$35.1	$—
Unfunded investments (3)	2.2	—	—	—	2.2

Total contractual obligations	$37.3	$—	$—	$35.1	$2.2

(1)	As of December 31, 2011, we had $64.9 million of unused borrowing capacity under our Credit Facility, subject to various restrictions and covenants.
(2)	The weighted average interest rate on the total debt outstanding as of December 31, 2011 was 2.59% exclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility.
(3)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments in subordinated debt.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, approved by the board of directors and a majority of our independent directors in March 2011, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. Payments under our Investment Management Agreement in each reporting period are equal to: (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 to the Consolidated Financial Statements for more information.

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

During the three months ended December 31, 2011, we declared to stockholders distributions of $0.21 per share for total distributions of $1.4 million. Distributions are paid from taxable earnings and may include a return of capital and/or capital gains. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

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

We may distribute our common stock as a dividend of our taxable income and a shareholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. A shareholder will be considered to have recognized dividend income equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2011, our portfolio consisted of 84% variable-rate investments (including 78% with a LIBOR or prime floor) and 16% fixed-rate investments. The variable-rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the balance sheet as of December 31, 2011 were to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of declining interest rates, our cost of funds would decrease, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

As of the period covered by this Report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor our Investment Adviser nor our Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 9, 2012	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board

Date: February 9, 2012	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)