Form 10-Q
period 2012-03-31
PennantPark Floating Rate Capital Ltd.
filed 2012-05-03
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 3, 2012 was 6,850,667.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its consolidated subsidiary. “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC. “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio, our investments, our senior secured revolving credit facility, or the Credit Facility, and our business include investments we make through our subsidiary, PennantPark Floating Rate Funding I, LLC, or Funding I.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012 (unaudited)	September 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$146,227,958 and $114,829,621, respectively)	$146,188,132	$110,724,241
Cash equivalents (See Note 7)	3,849,360	6,987,450
Interest receivable	1,085,930	732,695
Receivable for investments sold	—	2,467,500
Prepaid expenses and other assets	50,742	163,374

Total assets	151,174,164	121,075,260

Liabilities
Distributions payable	513,800	479,547
Payable for investments purchased	2,940,000	990,000
Unfunded investments	2,161,880	2,323,250
Credit Facility payable (cost—$47,800,000 and $24,650,000, respectively, See Notes 5 and 9)	47,561,000	24,650,000
Interest payable on Credit Facility	342,495	150,246
Management fee payable (See Note 3)	370,352	266,432
Performance-based incentive fees payable (See Note 3)	175,740	—
Accrued other expenses	386,592	143,680

Total liabilities	54,451,859	29,003,155

Net Assets
Common stock, 6,850,667 shares are issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	6,851	6,851
Paid-in capital in excess of par value	97,251,174	97,251,174
Distributions in excess of net investment income	(1,452,769)	(1,392,528)
Accumulated net realized gain on investments	717,875	311,988
Net unrealized depreciation on investments	(39,826)	(4,105,380)
Net unrealized depreciation on Credit Facility	239,000	—

Total net assets	$96,722,305	$92,072,105

Total liabilities and net assets	$151,174,164	$121,075,260

Net asset value per share	$14.12	$13.44

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$2,943,730	$5,410,758

Expenses:
Base management fee (See Note 3)	370,352	686,197
Performance-base incentive fees payable (Note 3)	175,740	175,740
Interest and expenses on the Credit Facility (See Note 9)	342,496	621,476
Administrative services expenses (See Note 3)	149,624	287,959
Other general and administrative expenses	360,618	719,587

Total expenses	1,398,830	2,490,959

Net investment income	1,544,900	2,919,799

Realized and unrealized gain on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	95,712	405,887
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	2,996,463	4,065,554
Credit Facility (appreciation) depreciation (See Note 5)	(112,000)	239,000

Net change in unrealized depreciation on investments and Credit Facility	2,884,463	4,304,554

Net realized and unrealized gain from investments and Credit Facility	2,980,175	4,710,441

Net increase in net assets resulting from operations	$4,525,075	$7,630,240

Net increase in net assets resulting from operations per common share (See Note 6)	$0.66	$1.12

Net investment income per common share	$0.23	$0.43

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Six Months Ended March 31, 2012
Net increase in net assets resulting from operations:
Net investment income	$2,919,799
Net realized gain on investments	405,887
Net change in unrealized depreciation on investments	4,065,554
Net change in unrealized depreciation on Credit Facility	239,000

Net increase in net assets resulting from operations	7,630,240
Distributions to stockholders:
Distributions	(2,980,040)

Total increase in net assets	4,650,200

Net assets:
Beginning of period	92,072,105

End of period	$96,722,305

Distributions in excess of net investment income, end of period	$(1,452,769)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended March 31, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,630,240
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net change in unrealized depreciation on investments	(4,065,554)
Net change in unrealized depreciation on Credit Facility	(239,000)
Net realized gain on investments	(405,887)
Net accretion of discount and amortization of premium	(333,296)
Purchase of investments	(72,216,125)
Payment-in-kind interest	(47,292)
Proceeds from dispositions of investments	41,604,263
Decrease in receivable for investments sold	2,467,500
(Increase) in interest receivable	(353,235)
Decrease in prepaid expenses and other assets	112,632
Increase in payables for investments purchased	1,950,000
(Decrease) in unfunded investments	(161,370)
Increase in interest payable on Credit Facility	192,249
Increase in management fee payable	103,920
Increase in performance-based incentive fees payable	175,740
Increase in accrued expenses	242,912

Net cash used by operating activities	(23,342,303)

Cash flows from financing activities:
Distributions paid to stockholders	(2,945,787)
Borrowings under Credit Facility (See Note 9)	54,050,000
Repayments under Credit Facility (See Note 9)	(30,900,000)

Net cash provided by financing activities	20,204,213

Net decrease in cash equivalents	(3,138,090)
Cash equivalents, beginning of period	6,987,450

Cash equivalents, end of period	$3,849,360

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$429,227

Taxes paid	$842

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par/ Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—151.1%(3),(4)
First Lien Secured Debt—130.6%
Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800		785,714	$787,760	$746,429
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550		2,992,500	2,947,919	2,970,056
Autoparts Holdings Limited	07/29/2017	Automotive	6.50%		L+500		995,000	990,663	999,975
Blue Coat Systems, Inc.	02/15/2018	High Tech Industries	7.50%		L+600		4,000,000	3,921,389	3,980,000
C.H.I. Overhead Doors, Inc.	08/17/2017	Consumer Goods: Durable	7.27%		L+575		3,980,000	3,907,844	3,960,100
DCS Business Services, Inc.	03/19/2018	Business Services	8.00%		P+475		3,000,000	2,955,160	2,955,000
Document Technologies, Inc.	12/01/2016	Business Services	6.50%		L+500		1,000,000	990,557	995,000
DS Waters of America, Inc.	08/29/2017	Beverage, Food and Tobacco	10.50%		L+900		4,000,000	3,920,851	3,935,000
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350		975,000	970,472	965,250
Fundtech (US FT HOLDCO, INC.)	11/30/2017	Business Services	7.50%		L+600		2,992,500	2,905,553	2,986,889
Global Tel*Link Corporation	12/14/2017	Telecommunications	7.00%		L+550		2,992,500	2,935,337	2,994,370
Gundle/SLT Environmental, Inc.	05/27/2016	Environmental Industries	6.99%		L+550		2,977,500	2,953,133	2,932,838
Harmony Foods Corporation (5)	05/01/2016	Beverage, Food and Tobacco	10.00%		—	(9)	2,000,000	2,000,000	2,060,000
HMK Intermediate Holdings LLC	04/01/2019	Retail	7.25%		L+600		3,000,000	2,940,000	2,940,000
IDQ Holdings, Inc. (5)	04/01/2017	Automotive	11.50%		—	(9)	2,000,000	1,960,101	2,050,000
Insight Global, Inc.	08/16/2017	Business Services	6.50%		L+500		988,769	984,109	971,465
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.62%		L+338	(9)	6,945,468	6,565,294	6,250,920
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675		5,476,250	5,519,390	5,421,487
KIK Custom Products Inc. (6)	05/31/2014	Consumer Goods: Non-Durable	8.50%		L+700		4,962,500	4,848,837	4,881,859
Medpace Intermediateco, Inc.	06/17/2017	Business Services	6.50%		L+500		1,985,000	1,958,287	1,925,450
Mood Media Corporation (6)	05/06/2018	Media: Diversified and Production	7.00%		L+550		3,970,000	3,935,345	3,870,750
MOSAID Technologies Incorporated (6)	12/23/2016	High Tech Industries	8.50%		L+700		3,000,000	2,928,463	2,985,000
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	5.00 (PIK 1.00	% %)	L+400		5,496,951	4,805,359	4,358,626
Potter’s Holdings II, L.P.	05/08/2017	Containers, Packaging and Glass	6.00%		L+450		1,985,000	1,968,064	1,980,038
Pro Mach, Inc.	07/06/2017	Capital Equipment	6.25%		L+475		992,500	984,001	976,372
Renaissance Learning, Inc.	10/19/2017	Media: Broadcasting and Subscription	7.75%		L+625		1,990,000	1,913,981	1,987,513
Rocket Software, Inc.	02/08/2018	High Tech Industries	7.00%		L+550		3,990,000	3,911,459	3,990,000
Securus Technologies, Inc.	05/31/2017	Telecommunications	5.25%		L+400		2,977,500	2,950,706	2,935,318
Sotera Defense Solutions, Inc.	04/22/2017	Aerospace and Defense	7.00%		L+550		2,977,500	2,952,842	2,947,725
Tank Intermediate Holding Corp.	04/15/2016	Containers, Packaging and Glass	4.75%		L+350		1,811,321	1,808,062	1,806,792
Tekelec Global, Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750		750,000	738,971	750,000
Tekelec Global, Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200		1,875,000	1,821,164	1,875,000
Terex Corporation	04/28/2017	Capital Equipment	5.50%		L+400		1,990,000	1,972,905	1,975,075
Triple Point Technology, Inc.	10/30/2017	High Tech Industries	8.00%		L+650		997,500	959,847	996,253
Unifrax I LLC	11/28/2018	Capital Equipment	7.00%		L+550		2,992,500	2,934,992	3,018,610
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475		2,977,500	2,952,122	2,783,963
U.S. Healthworks Holding Company, Inc.	06/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475		2,977,500	2,952,966	2,932,838

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par/ Shares	Cost	Fair Value (2)
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%	L+450		1,488,750	$1,482,497	$1,451,531
Vantage Specialties, Inc.	02/09/2018	Chemicals, Plastics and Rubber	7.00%	L+550		3,000,000	2,940,664	3,000,000
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%	L+550		4,500,000	4,453,517	4,432,500
Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%	P+450		2,985,000	2,958,806	2,776,050
W3 CO.	10/31/2017	Energy: Oil and Gas	7.50%	L+625		1,995,000	1,919,750	1,975,050
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%	L+525		3,482,500	3,450,900	3,473,794
WCA Waste Corporation	03/23/2017	Environmental Industries	5.50%	L+425		1,000,000	990,037	1,002,500
Wound Care (National Healing Corporation)	11/30/2017	Healthcare and Pharmaceuticals	8.25%	L+675		4,987,500	4,748,327	4,812,938
Yonkers Racing Corporation (5)	07/15/2016	Hotel, Gaming and Leisure	11.38%	—	(9)	4,000,000	4,322,842	4,290,000

Total First Lien Secured Debt							126,721,245	126,306,324

Second Lien Secured Debt—7.4%
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%	L+900		1,000,000	$$995,000	982,500
Mood Media Corporation (6)	11/06/2018	Media: Diversified and Production	10.25%	L+875		1,500,000	1,485,491	1,406,250
ROC Finance LLC and ROC Finance 1 Corp	09/01/2018	Hotel, Gaming and Leisure	12.13%	—	(9)	2,000,000	1,967,727	2,230,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%	L+725		1,000,000	991,449	995,000
Seven Seas Cruises (5), (6)	05/15/2019	Hotel, Gaming and Leisure	9.13%	—	(9)	1,500,000	1,500,000	1,522,500

Total Second Lien Secured Debt							6,939,667	7,136,250

Subordinated Debt/Corporate Notes—12.6%
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%	—	(9)	4,100,000	3,755,717	3,710,500
Document Technologies, Inc.	12/01/2017	Business Services	13.00%	—	(9)	1,000,000	980,000	1,000,000
Lonestar Intermediate Super Holdings, LLC	09/02/2019	Consumer Services	11.00%	L+950		1,500,000	1,455,331	1,517,250
Trusthouse Services Group, Inc.	07/31/2018	Beverage, Food and Tobacco	14.00% (PIK 2.00%)	—	(9)	3,781,731	3,712,668	3,781,730
Trusthouse Services Group, Inc. (7)	07/31/2018	Beverage, Food and Tobacco	—	—	(9)	2,206,000	2,161,880	2,206,000

Total Subordinated Debt/Corporate Notes							12,065,596	12,215,480

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Preferred Equity/Partnership Interests—0.1% (8)
Trusthouse Services Holdings, LLC (Trusthouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%	—	158	$95,000	$122,104

Common Equity—0.4% (8)
Titan Private Holdings I, LLC (Tekelec Global, Inc.)	—	Telecommunications	—	—	401,797	401,450	401,797
Trusthouse Services Holdings, LLC (Trusthouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—	—	8	5,000	6,177

Total Common Equity						406,450	407,974

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						146,227,958	146,188,132

Cash Equivalents—4.0%					3,849,360	3,849,360	3,849,360

Total Investments and Cash Equivalents—155.1%						$150,077,318	$150,037,492

Liabilities in Excess of Other Assets—(55.1)%							(53,315,187)
Net Assets—100.0%							$96,722,305

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L”, or prime rate, or Prime or “P”. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2 to our Consolidated Financial Statements).
(3)	The provisions of the Investment Company Act of 1940, as amended, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(8)	Non-income producing securities.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—120.2%(3),(4)
First Lien Secured Debt—102.4%
Airvana Network Solutions Inc. (5)	03/25/2015	Telecommunications	10.00%		L+800	1,209,524	$1,213,365	$1,215,571
Artel, LLC (5)	06/01/2016	Telecommunications	5.50%		L+425	987,500	978,043	972,688
Autoparts Holdings Limited (5)	07/29/2017	Automotive	6.50%		L+500	1,000,000	995,085	992,500
Chester Downs and Marina, LLC	07/31/2016	Hotel, Gaming and Leisure	12.38%		L+988	478,873	488,220	476,878
C.H.I. Overhead Doors, Inc. (5)	08/17/2017	Consumer Goods: Durable	7.25%		L+575	4,000,000	3,921,236	3,900,000
EAG, Inc. (5)	07/28/2017	Business Services	6.75%		P+350	987,500	982,590	967,750
Ernest Health, Inc. (5)	05/13/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,966,250	2,939,107	2,936,587
Frac Tech International, LLC	05/06/2016	Energy: Oil and Gas	6.25%		L+475	2,073,930	2,054,330	2,033,747
Gundle/SLT Environmental, Inc. (5)	05/27/2016	Environmental Industries	7.01%		L+550	2,992,500	2,964,467	2,812,950
Harmony Foods Corporation (11), (6)	05/01/2016	Beverage, Food and Tobacco	10.00%		—	2,000,000	2,000,000	1,990,000
Insight Global, Inc. (5)	08/16/2017	Business Services	6.50%		L+500	2,493,750	2,481,331	2,475,047
Instant Web, Inc. (7)	08/07/2014	Media: Advertising, Printing and Publishing	3.61%		L+338	6,981,823	6,523,240	6,283,641
K2 Pure Solutions NoCal, L.P. (5)	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	5,476,250	5,525,637	5,202,437
KAR Auction Services, Inc.	05/19/2017	Automotive	5.00%		L+375	2,992,500	2,978,487	2,895,244
KIK Custom Products Inc. (7)	05/31/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,987,500	4,847,186	4,713,187
Medpace Holdings, Inc. (5)	06/17/2017	Business Services	6.50%		L+500	1,995,000	1,966,025	1,895,250
Mood Media Corporation (7), (5)	05/06/2018	Media: Diversified and Production	7.00%		L+550	3,990,000	3,951,886	3,670,800
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	5.00	%(8)	L+400	5,498,048	4,675,936	3,802,818
Potter’s Holdings II, L.P. (5)	05/08/2017	Containers, Packaging and Glass	6.00%		L+450	1,995,000	1,976,257	1,900,237
Pro Mach, Inc. (5)	07/06/2017	Capital Equipment	6.25%		L+475	997,500	987,986	982,537
Securus Technologies, Inc. (5)	05/31/2017	Telecommunications	5.25%		L+400	2,992,500	2,963,597	2,891,503
Select Medical Corporation	06/01/2018	Business Services	5.50%		L+375	2,992,500	2,963,943	2,708,212
Seven Seas Cruises (11), (6), (7)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	3,000,000	3,000,000	2,970,000
Sotera Defense Solutions, Inc. (5)	04/22/2017	Aerospace and Defense	7.00%		L+550	2,992,500	2,964,848	2,917,688
Tank Intermediate Holding Corp. (5)	04/15/2016	Containers, Packaging and Glass	5.00%		L+375	1,835,472	1,831,420	1,807,940
Terex Corporation (5)	04/28/2017	Capital Equipment	5.50%		L+400	2,000,000	1,980,598	1,962,500
Triple Point Technology, Inc. (5)	04/14/2016	High Tech Industries	6.25%		L+475	4,968,750	4,923,769	4,819,688
Univita Health Inc. (5)	06/19/2017	Consumer Services	6.25%		L+475	2,992,500	2,964,110	2,827,913
U.S. Healthworks Holding Company, Inc. (5)	06/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,992,500	2,964,480	2,887,763
Valitas Health Services, Inc. (5)	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,496,250	1,489,223	1,406,475
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,750,000	4,694,273	4,690,625
Virtual Radiologic Corporation (5)	12/22/2016	Business Services	7.75%		P+450	2,992,500	2,963,172	2,812,950
Water Pik, Inc. (5)	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,500,000	3,465,501	3,430,000
Yonkers Racing Corporation (11), (6)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,355,966	4,080,000

Total First Lien Secured Debt							97,975,314	94,333,126

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Second Lien Secured Debt—10.1%
Autoparts Holdings Limited (5)	01/29/2018	Automotive	10.50%		L+900	1,000,000	$995,000	$985,000
Ernest Health, Inc.	05/13/2017	Healthcare and Pharmaceuticals	10.25%		L+850	4,000,000	3,942,406	3,940,000
Mood Media Corporation (7)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,485,581	1,380,000
ROC Finance LLC and ROC Finance 1 Corp (5)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,965,834	2,020,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	990,624	960,000

Total Second Lien Secured Debt							9,379,445	9,285,000

Subordinated Debt/Corporate Notes—7.6%
Affinion Group Holdings, Inc. (11)	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	1,500,000	1,524,891	1,155,000
Trusthouse Services Group, Inc. (11),(7)	07/31/2018	Beverage, Food and Tobacco	14.00	%(8)	—	3,762,500	3,688,091	3,687,250
Trusthouse Services Group, Inc. (11),(9)	07/31/2018	Beverage, Food and Tobacco	—		—	2,206,000	2,161,880	2,161,880

Total Subordinated Debt/Corporate Notes							7,374,862	7,004,130

Preferred Equity/Partnership Interests—0.1% (10)
Trusthouse Services Holdings, LLC	—	Beverage, Food and Tobacco	12.50%		—	158	95,000	96,985

Total Preferred Equity/Partnership Interests							95,000	96,985

Common Equity—0.0% (10)
Trusthouse Services Holdings, LLC	—	Beverage, Food and Tobacco	—		—	8	5,000	5,000

Total Common Equity							5,000	5,000

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							114,829,621	110,724,241

Cash Equivalents—7.6%						6,987,450	6,987,450	6,987,450

Total Investments and Cash Equivalents—127.8%							$121,817,071	$117,711,691

Liabilities in Excess of Other Assets—(27.8%)								(25,639,586)
Net Assets—100.0%								$92,072,105

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or Prime and its coupon is subject to a LIBOR or Prime rate floor.
(2)	Valued based on our accounting policy (see Note 2 to our Consolidated Financial Statements).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	The securities are pledged as collateral under the Credit Facility.
(6)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(7)	Non-U.S. company or principal place of business outside the United States.
(8)	Coupon is payable in cash and/or through PIK.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-income producing securities.
(11)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation on October 28, 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the 1940 Act.

Our investment objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans and other instruments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans or variable-rate investments are loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread over it. Under normal market conditions, we generally expect that at least 80% of the value of our “Managed Assets”, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest which may, from time to time, include cash equivalents invested in money market funds and variable rate derivative instruments. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments.

On April 13, 2011, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” Also on April 13, 2011, we issued 6,700,000 shares of common stock, and on May 11, 2011, the underwriters exercised their overallotment option and purchased an additional 150,000 shares of common stock, resulting in total gross proceeds of $102.8 million. After deducting the underwriters’ discount, or the sales load, of $5.1 million, we received net proceeds of $97.7 million from our initial public offering. The underwriters agreed to reimburse, and have paid us, $0.4 million of the estimated $1.0 million of offering expenses. On March 4, 2011, we sold 667 shares of common stock for $10,000 ($15.00 per share) to the Investment Adviser.

We entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I, in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $100.0 million at a commercial paper rate that approximates LIBOR plus 225 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 9.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions, if any. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

Our Consolidated Financial Statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

                Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers/dealers, if available, or otherwise from a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

We expect that there may not be readily available market values for our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and those of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

(b) Security Transactions, Revenue Recognition and Realized/Unrealized Gains or Losses

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, market discount or premium are capitalized and then accreted or amortized using the effective interest method as interest income or interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

Since March 4, 2011, PennantPark Floating Rate Capital Ltd. has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intends to be subject to tax as a regulated investment company, or RIC. As a result, PennantPark Floating Rate Capital Ltd. accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our intention to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. We recognize in our Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we expect to file federal and state tax returns, our major tax jurisdiction is federal.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

Because federal income tax regulations differ from GAAP, differences in distributable income arise which could be permanent or temporary. Book and tax basis differences which are permanent are reclassified among our capital accounts, to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

(d) Dividends, Distributions, and Capital Transactions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend or distribution is determined by the board of directors each month and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

(e) Consolidation

As permitted under Regulation S-X and the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of Funding I in our Consolidated Financial Statements.

(f) Asset Transfers and Servicing

Asset transfers that do not meet ASC 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statement of Assets and Liabilities as investments. The creditors of Funding I have received security interests in any such assets and are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. (or any affiliate of the Company).

(g) New Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements, or ASC 820, by: (1) clarifying that certain concepts related to measuring the fair value apply only to non-financial assets; (2) allowing a reporting entity to measure the fair value of a net asset or net liability position in a manner consistent with how market participants would price the position; (3) providing a framework for selecting a premium or discount that may be applied in a fair value measurement; (4) providing that an instrument classified in a reporting entity’s shareholders’ equity may be fair valued based on how a market participant would price the identical instrument; and (5) expanding the qualitative and quantitative fair value disclosure requirements. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, as adopted, did not have a material impact on our Consolidated Financial Statements. See Note 5.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was approved by our board of directors, including a majority of our independent directors, in March 2011. Under this agreement the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills and/or temporary draws on the Credit Facility, or average adjusted gross assets, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately pro-rated. PennantPark Investment Advisers, however, has waived the portion of the base management fee payable on any net proceeds of the initial public offering that were not invested in portfolio investments, inclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. For the three and six months ended March 31, 2012, the Investment Adviser earned a base management fee of $0.4 million and $0.7 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. The performance based incentive fee on net investment income due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the three and six months ended March 31, 2012, resulted in an accrual of less than $0.1 million.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined as of March 31, 2012 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from our inception. The performance based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the three and six months ended March 31, 2012, resulted in no accrual.

In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The performance based incentive fee on capital gains due to our Investment Adviser as calculated under GAAP and the Investment Management Agreement (as described above) for the three and six months ended March 31, 2012 resulted in an accrual of $0.1 million.

We entered into the Administration Agreement with the Administrator which was approved by our board of directors, including a majority of the independent directors, in March 2011. Under this agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2012, the Investment Adviser and Administrator, collectively, were reimbursed approximately $0.1 million, from us, including expenses incurred by the Investment Adviser on behalf of the Administrator, for the services described above.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. In connection with the sales load paid by the Investment Adviser more fully described above and based on actual returns as of March 31, 2012, as well as the likelihood of future activity that may generate additional returns, management determined that the 7.0% return on Pre-Incentive Fee Net Investment Income was uncertain. Accordingly, we did not record a liability for it. Management continues to assess performance to determine whether the 7.0% return on Pre-Incentive Fee Net Investment Income is probable before recording the $2.1 million charge to capital.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three and six months ended March 31, 2012 totaled $32.9 million and $72.3 million, respectively. Sales and repayments of long-term investments for the three and six months ended March 31, 2012 totaled $19.3 million and $41.6 million, respectively.

Investments and cash equivalents consisted of the following:

	March 31, 2012		September 30, 2011
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$126,721,245	$126,306,324	$97,975,314	$94,333,126
Second lien	6,939,667	7,136,250	9,379,445	9,285,000
Subordinated debt / corporate notes	12,065,596	12,215,480	7,374,862	7,004,130
Preferred and common equity	501,450	530,078	100,000	101,985

Total investments	146,227,958	146,188,132	114,829,621	110,724,241
Cash equivalents	3,849,360	3,849,360	6,987,450	6,987,450

Total investments and cash equivalents	$150,077,318	$150,037,492	$121,817,071	$117,711,691

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of March 31, 2012 and September 30, 2011.

Industry Classification	March 31, 2012	September 30, 2011
Business Services	10%	10%
Beverage, Food and Tobacco	8	7
High Tech Industries	8	4
Media: Advertising, Printing and Publishing	7	10
Media: Diversified and Production	7	8
Telecommunications	7	5
Consumer Goods: Non-Durable	6	4
Chemicals, Plastics and Rubber	6	5
Healthcare and Pharmaceuticals	6	10
Hotel, Gaming and Leisure	6	9
Consumer Goods: Durable	5	8
Consumer Services	5	2
Capital Equipment	4	3
Automotive	3	4
Containers, Packaging and Glass	3	3
Environmental Industries	3	2
Aerospace and Defense	2	3
All Other	4	3

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding brokers/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

In accordance with ASU 2011-04 and as outlined in the table below, our investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

                The remainder of our portfolio was valued using a market comparable or enterprise valuation technique and our long-term Credit Facility used an income approach valuation technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

Asset Category	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Values/Input
First lien, second lien, subordinated debt/corporate notes and preferred and common equity	90%	Market approach	Broker/Dealer bids	1 - 9
First lien, second lien, subordinated debt/corporate notes and preferred and common equity	10%	Market comparable / Enterprise value	EBITDA multiples	7.6x – 10.7x
Long-Term Credit Facility	100%	Market comparable / Income approach	Discount rate	3.5%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

At March 31, 2012 and September 30, 2011, our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

	Fair Value Measurements at March 31, 2012
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$126,306,324	$—	$—	$126,306,324
Second lien	7,136,250	—	—	7,136,250
Subordinated debt/corporate notes	12,215,480	—	3,710,500	8,504,980
Preferred and common equity	530,078	—	—	530,078

Total investments	146,188,132	—	3,710,500	142,477,632
Cash equivalents	3,849,360	3,849,360	—	—

Total investments and cash equivalents	150,037,492	3,849,360	3,710,500	142,477,632

Long-Term Credit Facility	$47,561,000	$—	$—	$47,561,000

	Fair Value Measurements at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$94,333,126	$—	$2,033,747	$92,299,379
Second lien	9,285,000	—	—	9,285,000
Subordinated debt/corporate notes	7,004,130	—	1,155,000	5,849,130
Preferred and common equity	101,985	—	—	101,985

Total investments	110,724,241	—	3,188,747	107,535,494
Cash equivalents	6,987,450	6,987,450	—	—

Total investments and cash equivalents	117,711,691	6,987,450	3,188,747	107,535,494

Long-Term Credit Facility	$24,650,000	$—	$—	$24,650,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended March 31, 2012 and for the period from March 4, 2011 (commencement of operations) to September 30, 2011:

	Six Months Ended March 31, 2012
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, October 1, 2011(1)	$89,329,379	$18,206,115	$107,535,494
Realized gains	315,366	86,442	401,808
Unrealized appreciation	3,176,684	543,615	3,720,299
Purchases, PIK and net discount accretion	67,494,977	2,868,886	70,363,863
Sales / repayments	(34,010,082)	(5,533,750)	(39,543,832)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, March 31, 2012	$126,306,324	$16,171,308	$142,477,632

Net change in unrealized appreciation for the six months ended March 31, 2012 reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$3,638,956	$546,020	$4,184,976

(1)	As-adjusted to conform to current year presentation.

	March 4, 2011 (commencement of operations) to September 30, 2011
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, March 4, 2011	$—	$—	$—
Realized gains	218,684	93,319	312,003
Unrealized depreciation	(3,621,606)	(93,301)	(3,714,907)
Purchases, PIK and net discount accretion	124,246,206	19,766,732	144,012,938
Sales / repayments	(28,543,905)	(4,530,635)	(33,074,540)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, September 30, 2011	$92,299,379	$15,236,115	$107,535,494

Net change in unrealized depreciation for the year reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,621,606)	$(93,301)	$(3,714,907)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended March 31, 2012.

Six Months Ended March 31, 2012

Long-Term Credit Facility	Carrying / Fair Value
Beginning Balance, September 30, 2011 (cost – $24,650,000)	$24,650,000
Total unrealized depreciation included in earnings	(239,000)
Borrowings	54,050,000
Repayments	(30,900,000)
Transfers in and/or out of Level 3	—

Ending Balance, March 31, 2012 (cost – $47,800,000)	$47,561,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three and six months ended March 31, 2012, we had a net change in unrealized (appreciation) depreciation of $(0.1) million and $0.2 million, respectively. As of March 31, 2012 and September 30, 2011, the Credit Facility had net unrealized depreciation of $0.2 million and zero, respectively. We use one or more nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

Class and Year	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Numerator for net increase in net assets resulting from operations	$4,525,075	$7,630,240
Denominator for basic and diluted weighted average shares	6,850,667	6,850,667
Basic and diluted net increase in net assets per share resulting from operations	$0.66	$1.12

7. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2012 and September 30, 2011, cash equivalents consisted of $3.8 million and $7.0 million, including amounts in money market funds, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on March 31, 2012 were $96.7 million and $14.12 per share, respectively. Below are the financial highlights for the six months ended March 31, 2012.

Six Months Ended March 31, 2012
Per Share Data(1):
Net asset value, beginning of period	$13.44
Net investment income	0.43
Net change in realized and unrealized gain	0.69

Net increase in net assets resulting from operations	1.12
Dividends to stockholders (2)	(0.44)

Net asset value, end of period	$14.12

Per share market value, end of period	$11.75

Total return* (3)	15.75%
Shares outstanding at end of period	6,850,667

Ratios / Supplemental Data: **
Ratio of operating expenses to average net assets	3.88%
Ratio of Credit Facility related expenses to average net assets	1.32%
Ratio of total expenses to average net assets	5.20%
Ratio of net investment income to average net assets	6.19%
Net assets at end of period	$96,722,305

Average debt outstanding	$34,512,568

Average debt per share	$5.04
Portfolio turnover ratio	65.86%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the period except for net asset value.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)

Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

9. CREDIT FACILITY

On June 23, 2011, Funding I entered into a five-year Credit Facility with affiliates of SunTrust Bank, or the Lender, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions. As of March 31, 2012 and September 30, 2011, Funding I had $47.8 million and $24.7 million of outstanding borrowings under the Credit Facility, carried an interest rate of 2.54% and 2.53%, excluding the 0.50% undrawn commitment fee.

During the Credit Facility’s first three years, or the revolving period, it bears interest at a commercial paper rate that approximates LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by substantially all of the assets of the Company. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2012, we were in compliance with our covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. The Credit Facility documents place restrictions on the Investment Adviser’s ability to sell investments. As a result, there may be times or circumstances during which the Investment Adviser is unable to sell investments or take other actions that may be in our best interests.

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

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”), including the consolidated schedules of investments, as of March 31, 2012, the consolidated statements of operations for the three and six months ended March 31, 2012, and the changes in net assets and cash flows for the six months ended March 31, 2012. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2011, and the consolidated statement of operations, changes in net assets, and cash flows for the period March 4, 2011 (commencement of operations) to September 30, 2011; and in our report dated November 17, 2011, we expressed an unqualified opinion on those consolidated financial statements and schedules.

New York, New York

May 3, 2012

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview

PennantPark Floating Rate Capital Ltd. is a business development company, or BDC, whose objectives are to generate current income and capital appreciation by investing primarily in Floating Rate Loans and other investments made to U.S. middle-market private companies. Floating Rate Loans or variable-rate investments are investments that pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as the London Interbank Offered Rate, or LIBOR, with or without a floor plus a fixed spread.

We believe that Floating Rate Loans to middle-market private companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in public middle-market U.S. companies that are thinly traded or have a small market-capitalization. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, Floating Rate Loans typically have more robust capital-preserving qualities, such as reduced credit risk, and have historically had lower default rates than junk bonds. Floating Rate Loans are typically the most senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means net assets plus borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest which may, from time to time, include cash equivalents invested in money market funds and variable rate derivative instruments. We generally expect that senior secured loans will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments. Our investment size may range between $1 million and $10 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

Organization and Structure of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized on October 28, 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we intend to be treated, and intend to qualify annually, as a Regulated Investment Company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our first fiscal year ending September 30, 2011.

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration or the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. Our board of directors, a majority of whom are independent of us, and the Investment Adviser supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind, or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our senior secured revolving credit agreement, or Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2012, our portfolio totaled $146.2 million and consisted of $126.3 million of senior secured loans, $7.1 million of second lien secured debt, $12.8 million of subordinated debt and preferred and common equity investments. Our portfolio consisted of 85% variable-rate investments (including 80% with a LIBOR or prime floor) and 15% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of less than $0.1 million. Our overall portfolio consisted of 51 companies with an average investment size of $2.9 million, a weighted average yield on debt investments of 8.6%, and was invested 86% in senior secured loans, 5% in second lien secured debt and 9% in subordinated debt, preferred and common equity investments.

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

For the three months ended March 31, 2012, we invested $32.9 million in 12 new portfolio companies with a weighted average yield on debt investments of 8.9%. Sales and repayments of investments for the three months ended March 31, 2012 totaled $19.3 million. For the six months ended March 31, 2012, we invested $72.2 million in 25 new portfolio companies and 2 existing portfolio companies with a weighted average yield on debt investments of 9.2%. Sales and repayments of investments for the six months ended March 31, 2012 totaled $41.6 million.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

Valuation of Portfolio Investments

Our investments generally consist of illiquid securities including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers/dealers, if available, or otherwise by a principal market maker or a primary market dealer. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and those of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding brokers/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

In accordance with ASU 2011-04 and as outlined in the table below, our investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

                   The remainder of our portfolio was valued using a market comparable or enterprise valuation technique and our long-term Credit Facility used an income approach valuation technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

Asset Category	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Values/Input
First lien, second lien, subordinated debt/corporate notes and preferred and common equity	90%	Market approach	Broker/Dealer bids	1 - 9
First lien, second lien, subordinated debt/corporate notes and preferred and common equity	10%	Market comparable / Enterprise value	EBITDA multiples	7.6x – 10.7x
Long-Term Credit Facility	100%	Market comparable / Income approach	Discount rate	3.5%

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three and six months ended March 31, 2012, we had a net change in unrealized (appreciation) depreciation of $(0.1) million and $0.2 million, respectively. As of March 31, 2012 and September 30, 2011, the Credit Facility had unrealized depreciation of $0.2 million and zero, respectively. We use one or more nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2012.

Investment Income

Investment income for the three and six months ended March 31, 2012 was $2.9 million and $5.4 million, respectively, and was primarily attributable to $2.3 million and $4.3 million from senior secured loans, $0.3 million and $0.6 million from second lien secured debt investments and $0.3 million and $0.5 million from subordinated debt investments, respectively. We continue to find attractive investment opportunities and intend to continue to rotate out of lower yielding investments to higher yielding investments.

Expenses

Expenses for the three and six months ended March 31, 2012 totaled $1.4 million and $2.5 million, respectively. Base management fees for the same period totaled $0.4 million and $0.7 million, performance-based incentive fees totaled $0.2 million and $0.2 million, Credit Facility expenses totaled $0.3 million and $0.6 million and general and administrative expenses totaled $0.5 million and $1.0 million, respectively. We expect our Credit Facility expenses and management fees to continue to increase as a result of growth in our portfolio.

Net Investment Income

Net investment income totaled $1.5 million and $2.9 million, or $0.23 and $0.43 per share, for the three and six months ended March 31, 2012, respectively.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2012 totaled $19.3 million and $41.6 million and realized gains totaled $0.1 million and $0.4 million, respectively, due to sales and repayments of our debt investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and six months ended March 31, 2012, we reported unrealized appreciation on investments of $3.0 million and $4.1 million, respectively. As of March 31, 2012 and September 30, 2011, net unrealized depreciation on investments totaled less than $0.1 million and $4.1 million, respectively.

For the three and six months ended March 31, 2012, our long-term Credit Facility had a change in unrealized (appreciation) depreciation of $(0.1) million and $0.2 million, respectively. As of March 31, 2012 and September 30, 2011, net unrealized depreciation on our long-term Credit Facility totaled $0.2 million and zero, respectively.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $4.5 million and $7.6 million, or $0.66 and $1.12 per share, respectively, for the three and six months ended March 31, 2012. This increase in net assets from operations was due to the continued growth in net investment income as a result of growth in our portfolio and appreciation on our investments.

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

On June 23, 2011, Funding I entered into the Credit Facility with affiliates of SunTrust Bank, or the Lender, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions. As of March 31, 2012 and September 30, 2011, Funding I had $47.8 million and $24.7 million of outstanding borrowings under the Credit Facility, had an interest rate of 2.54% and 2.53%, excluding the 0.50% undrawn commitment fee.

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

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than U.S. GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). For a complete list of such covenants, see our report on Form 8-K, filed June 29, 2011. As of March 31, 2012, we were in compliance with our covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. The Credit Facility documents place restrictions on the Investment Adviser’s ability to sell investments. As a result, there may be times or circumstances during which the Investment Adviser is unable to sell investments or take other actions that may be in our best interests.

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

We may raise equity or debt capital through both registered offerings and private offerings of securities and by securitizing a portion of our investments among, other considerations. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At March 31, 2012, we had cash equivalents of $3.8 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $23.3 million for the six months ended March 31, 2012, and our financing activities provided net cash proceeds of $20.2 million for the same period. Our operating activities used cash primarily for net investing that was provided from net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations including, but not limited to, borrowings under our Credit Facility maturing in June 2016 and other contractual obligations are as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$47.8	$—	$—	$47.8	$—
Unfunded investments (1)	2.2	—	—	—	2.2

Total contractual obligations	$50.0	$—	$—	$47.8	$2.2

(1)	Unfunded debt investments represent delayed draws on investments in subordinated debt.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement approved by the board of directors, including a majority of our independent directors, in March 2011, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. Payments under our Investment Management Agreement in each reporting period are equal to: (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See note 3 to the Consolidated Financial Statements for more information.

Under our Administration Agreement approved by the board of directors, including a majority of our independent directors, in March 2011, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See note 3 to the Consolidated Financial Statements for more information.

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

Distributions

During the three and six months ended March 31, 2012, we declared distributions of $0.225 and $0.435 per share, respectively, for total distributions of $1.5 million and $3.0 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

We intend to continue to distribute monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors.

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e. net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

                   We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2012, our portfolio consisted of 85% variable-rate investments (including 80% with a LIBOR or prime floor) and 15% fixed-rate investments. The variable-rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the most recent balance sheet was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 3, 2012	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board

Date: May 3, 2012	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)