Form 10-Q
period 2012-06-30
PennantPark Floating Rate Capital Ltd.
filed 2012-08-09
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 9, 2012 was 6,850,667.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities as of June 30, 2012 (unaudited) and September 30, 2011	2

Consolidated Statements of Operations for the three and nine months ended June 30, 2012 (unaudited) and the three months ended June 30, 2011 (unaudited)	3

Consolidated Statements of Changes in Net Assets for the nine months ended June 30, 2012 (unaudited) and the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 (unaudited) and the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 (unaudited)	5

Consolidated Schedules of Investments as of June 30, 2012 (unaudited) and September 30, 2011	6

Notes to Consolidated Financial Statements (unaudited)	11

Report of Independent Registered Public Accounting Firm	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative And Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Reserved	38

Item 5. Other Information	38

Item 6. Exhibits	39

SIGNATURES	40

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

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012 (unaudited)	September 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$156,728,980 and $114,829,621, respectively)	$154,979,350	$110,724,241
Cash equivalents (See Note 7)	3,328,639	6,987,450
Interest receivable	1,022,489	732,695
Receivable for investments sold	—	2,467,500
Prepaid expenses and other assets	282,061	163,374

Total assets	159,612,539	121,075,260

Liabilities
Distributions payable	548,053	479,547
Payable for investments purchased	8,230,000	990,000
Unfunded investments	—	2,323,250
Credit Facility payable (cost—$54,400,000 and $24,650,000, respectively, See Notes 5 and 9)	54,128,000	24,650,000
Interest payable on Credit Facility	406,862	150,246
Management fee payable (See Note 3)	383,673	266,432
Performance-based incentive fees payable (See Note 3)	18,074	—
Accrued other expenses	398,070	143,680

Total liabilities	64,112,732	29,003,155

Net Assets
Common stock, 6,850,667 shares are issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	6,851	6,851
Paid-in capital in excess of par value	97,251,174	97,251,174
Distributions in excess of net investment income	(1,216,181)	(1,392,528)
Accumulated net realized gain on investments	935,593	311,988
Net unrealized depreciation on investments	(1,749,630)	(4,105,380)
Net unrealized appreciation on Credit Facility	272,000	—

Total net assets	$95,499,807	$92,072,105

Total liabilities and net assets	$159,612,539	$121,075,260

Net asset value per share	$13.94	$13.44

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$3,120,180	$898,719	$8,387,545
Other income	80,522	—	223,915

Total Income	3,200,702	898,719	8,611,460

Expenses:
Base management fee (See Note 3)	383,673	99,001	1,069,870
Performance-based incentive fees (Note 3)	(117,536)	43,865	58,204
Interest and expenses on the Credit Facility (See Note 9)	409,732	—	1,031,208
Administrative services expenses (See Note 3)	147,097	84,749	435,056
Other general and administrative expenses	254,743	218,675	974,330

Expenses before Credit Facility issuance and amendment costs	1,077,709	446,290	3,568,668
Credit Facility issuance and amendment costs (See Note 9)	276,500	1,335,735	276,500

Total Expenses	1,354,209	1,782,025	3,845,168

Net investment income (loss)	1,846,493	(883,306)	4,766,292

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	217,718	291,669	623,605
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(1,709,804)	(72,344)	2,355,750
Credit Facility depreciation (See Note 5)	33,000	—	272,000

Net change in unrealized (appreciation) depreciation on investments and Credit Facility	(1,676,804)	(72,344)	2,627,750

Net realized and unrealized (loss) gain from investments and Credit Facility	(1,459,086)	219,325	3,251,355

Net increase (decrease) in net assets resulting from operations	$387,407	$(663,981)	$8,017,647

Net increase (decrease) in net assets resulting from operations per common share (See Note 6)	$0.06	$(0.10)	$1.17

Net investment income (loss) per common share	$0.27	$(0.13)	$0.70

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30, 2012	For the period from March 04, 2011 (Commencement of Operations) to June 30, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$4,766,292	$(883,306)
Net realized gain on investments	623,605	291,669
Net change in unrealized depreciation on investments	2,355,750	(72,344)
Net change in unrealized depreciation on Credit Facility	272,000	—

Net increase (decrease) in net assets resulting from operations	8,017,647	(663,981)

Distributions to stockholders:
Distributions from net investment income	(4,589,945)	(342,533)

Capital Transactions:
Proceeds from offerings	—	102,760,000
Offering costs (See Note 1)	—	(5,449,947)

Total increase in net assets	3,427,702	96,303,539

Net assets:
Beginning of period	$92,072,105	$—
End of period	$95,499,807	$96,303,539

Distributions in excess of net investment income, end of period	$(1,216,181)	$(1,225,839)

Capital Share Activity:
Issuance of shares from offerings (Note 1)	—	6,850,667

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30, 2012	For the period from March 04, 2011 (Commencement of Operations) to June 30, 2011
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,017,647	$(663,981)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used by operating activities:
Net change in unrealized (depreciation) appreciation on investments	(2,355,750)	72,344
Net change in unrealized depreciation on Credit Facility	(272,000)	—
Net realized gain on investments	(623,605)	(291,669)
Net accretion of discount and amortization of premium	(502,435)	(28,253)
Purchase of investments	(99,875,195)	(114,843,476)
Payment-in-kind interest	(93,404)	(12,503)
Proceeds from dispositions of investments	57,033,401	27,829,940
Decrease (increase) in receivable for investments sold	2,467,500	(4,509,438)
(Increase) in interest receivable	(289,794)	(646,069)
(Increase) in prepaid expenses and other assets	(118,687)	(226,703)
Increase in payable for investments purchased	7,240,000	5,773,125
(Decrease) in unfunded investments	(161,370)	—
Increase in interest payable on Credit Facility	256,616	—
Increase in management fee payable	117,241	99,001
Increase in performance-based incentive fees payable	18,074	43,865
Increase in accrued expenses	254,390	544,933

Net cash used by operating activities	(28,887,371)	(86,858,884)

Cash flows from financing activities:
Proceeds from offerings	—	102,760,000
Offering costs	—	(5,449,947)
Distributions paid to stockholders	(4,521,440)	—
Borrowings under Credit Facility (See Note 9)	71,450,000	—
Repayments under Credit Facility (See Note 9)	(41,700,000)	—

Net cash provided by financing activities	25,228,560	97,310,053

Net (decrease) increase in cash equivalents	(3,658,811)	10,451,169
Cash equivalents, beginning of period	6,987,450	—

Cash equivalents, end of period	$3,328,639	$10,451,169

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$774,591	$—

Taxes paid	$842	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—162.3%(3),(4) First Lien Secured Debt—143.2%
Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800	428,571	$429,682	$412,500
Archipelago Learning, Inc.	05/17/2018	Media, Broadcasting and Subscription	7.50%		L+600	1,000,000	970,549	993,750
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,985,000	2,942,191	2,962,613
Attachmate Corporation	11/22/2017	High Tech Industries	7.25%		L+575	3,000,000	2,941,003	2,956,500
Autoparts Holdings Limited	07/29/2017	Automotive	6.50%		L+500	992,500	988,528	954,661
Blue Coat Systems, Inc.	02/15/2018	High Tech Industries	7.50%		L+600	4,000,000	3,924,210	3,980,000
C.H.I. Overhead Doors, Inc.	08/17/2017	Consumer Goods: Durable	7.25%		L+575	3,875,882	3,809,110	3,837,124
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	2,992,500	2,948,114	2,947,613
Document Technologies, Inc.	12/01/2016	Business Services	6.50%		L+500	995,000	986,187	975,100
DS Waters of America, Inc.	08/29/2017	Beverage, Food and Tobacco	10.50%		L+900	3,990,000	3,914,063	3,920,175
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	962,500	958,205	952,875
EIG Investors Corp.	04/20/2018	High Tech Industries	7.75%		L+625	3,000,000	2,971,176	2,970,000
ELO Touch Solutions, Inc.	06/01/2018	High Tech Industries	8.00%		L+650	2,000,000	1,920,000	1,920,000
Emerald Performance Materials LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,000,000	1,980,305	1,985,000
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	8.00%		L+650	3,000,000	2,880,000	2,880,000
Fundtech (US FT HOLDCO, INC.)	11/30/2017	Business Services	7.50%		L+600	2,985,000	2,902,471	2,981,269
GFA Brands, Inc.	07/02/2018	Beverage, Food and Tobacco	7.00%		L+575	2,000,000	1,960,000	1,960,000
Gundle/SLT Environmental, Inc.	05/27/2016	Environmental Industries	7.00%		L+550	2,971,800	2,947,243	2,927,223
Harmony Foods Corporation (5), (8)	05/01/2016	Beverage, Food and Tobacco	10.00%		—	2,000,000	2,000,000	2,075,000
HMK Intermediate Holdings LLC	04/01/2019	Retail	7.25%		L+600	2,992,500	2,934,485	2,932,650
IDQ Holdings, Inc. (5), (8)	04/01/2017	Automotive	11.50%		—	2,000,000	1,961,630	2,080,000
Insight Global, Inc.	08/16/2017	Business Services	6.50%		L+500	986,278	981,810	969,018
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.62	%(9)	L+338	6,836,508	6,500,603	5,264,111
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	5,476,250	5,517,720	5,435,178
KIK Custom Products Inc. (6), (8)	05/31/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,950,000	4,845,897	4,826,250
Medpace Intermediateco, Inc.	06/17/2017	Business Services	6.50%		L+500	1,985,000	1,958,777	1,895,675
Mood Media Corporation (6)	05/06/2018	Media: Diversified and Production	7.00%		L+550	3,960,000	3,924,693	3,851,100
MOSAID Technologies Incorporated (6)	12/23/2016	High Tech Industries	8.50%		L+700	2,943,750	2,877,361	2,914,313
MX USA, INC and KAN-DI-KI, LLC	05/01/2017	Healthcare and Pharmaceuticals	6.50%		L+525	2,992,500	2,948,621	2,962,575
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	1,000,000	985,481	997,500
National Healing Corporation	11/30/2017	Healthcare and Pharmaceuticals	8.25%		L+675	4,975,000	4,744,187	4,800,874
Pelican Products, Inc.	06/15/2018	Containers, Packaging and Glass	7.00%		L+550	1,500,000	1,470,000	1,470,000
Penton Media, Inc. (8)	08/01/2014	Media: Diversified and Production	5.00 (PIK 1.00	% %)	L+400	5,497,687	4,866,090	4,161,749
Potter’s Holdings II, L.P.	05/08/2017	Containers, Packaging and Glass	6.00%		L+450	1,980,000	1,962,768	1,963,501
Pro Mach, Inc.	07/06/2017	Capital Equipment	6.25%		L+475	978,077	970,162	962,184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Renaissance Learning, Inc.	10/19/2017	Media: Broadcasting and Subscription	7.75%		L+625	1,985,000	$1,911,857	$1,982,519
Rocket Software, Inc.	02/08/2018	High Tech Industries	7.00%		L+550	3,980,000	3,904,553	3,960,100
Securus Technologies, Inc.	05/31/2017	Telecommunications	6.50%		L+525	2,970,000	2,944,408	2,947,725
Sotera Defense Solutions, Inc.	04/22/2017	Aerospace and Defense	7.00%		L+550	2,970,006	2,944,913	2,940,306
Tank Intermediate Holding Corp.	04/15/2016	Containers, Packaging and Glass	4.84%		L+350	1,622,642	1,619,255	1,614,528
Tekelec Global, Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	510,000	502,723	510,000
Tekelec Global, Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	1,875,000	1,822,252	1,914,375
Triple Point Technology, Inc.	10/30/2017	High Tech Industries	8.00%		L+650	995,000	958,688	993,756
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475	2,970,000	2,944,235	2,836,350
U.S. Healthworks Holding Company, Inc.	06/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,977,500	2,952,710	2,917,950
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,485,000	1,478,259	1,440,450
Vantage Specialties, Inc.	02/09/2018	Chemicals, Plastics and Rubber	7.00%		L+550	2,992,500	2,935,679	2,992,500
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,343,778	4,298,908	4,326,403
Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%		P+450	2,977,500	2,947,800	2,620,200
W3 CO.	10/31/2017	Energy: Oil and Gas	7.50%		L+625	1,990,000	1,917,688	1,970,100
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,473,750	3,443,764	3,456,381
WCA Waste Corporation	03/23/2017	Environmental Industries	5.50%		L+425	997,500	988,117	989,394
Yonkers Racing Corporation (5), (8)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,305,762	4,250,000

Total First Lien Secured Debt							138,644,893	136,741,118

Second Lien Secured Debt—7.4%
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%		L+900	1,000,000	995,000	865,000
Mood Media Corporation (6)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,486,146	1,455,000
ROC Finance LLC and ROC Finance 1 Corp (8)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,968,243	2,250,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	991,414	993,750
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,548,750

Total Second Lien Secured Debt							6,940,803	7,112,500

Subordinated Debt/Corporate Notes—10.8% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,766,379	3,239,000
Document Technologies, Inc.	12/01/2017	Business Services	13.00%		—	1,000,000	980,106	1,000,000
Lonestar Intermediate Super Holdings, LLC	09/02/2019	Consumer Services	11.00%		L+950	1,500,000	1,456,279	1,535,250
TrustHouse Services Group, Inc.	06/01/2019	Beverage, Food and Tobacco	14.25 (PIK 2.25	% %)	—	4,500,000	4,423,373	4,500,000

Total Subordinated Debt/Corporate Notes							10,626,137	10,274,250

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Preferred Equity/Partnership Interests —0.2% (7), (8)
TrustHouse Services Holdings, LLC (Trusthouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%	—	176	$110,697	$173,222

Common Equity—0.7% (7), (8)
Titan Private Holdings I, LLC (Tekelec Global, Inc.)	—	Telecommunications	—	—	401,797	401,450	669,482
TrustHouse Services Holdings, LLC (Trusthouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—	—	8	5,000	8,778

Total Common Equity						406,450	678,260

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						156,728,980	154,979,350
Cash Equivalents—3.5%						3,328,639	3,328,639

Total Investments and Cash Equivalents—165.8%						$160,057,619	$158,307,989

Liabilities in Excess of Other Assets—(65.8)%							(62,808,182)
Net Assets—100.0%							$95,499,807

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L”, or prime rate, or Prime or “P”. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the Investment Company Act of 1940, as amended, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—120.2%(3),(4)
First Lien Secured Debt—102.4%
Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800	1,209,524	$1,213,365	$1,215,571
Artel, LLC	06/01/2016	Telecommunications	5.50%		L+425	987,500	978,043	972,688
Autoparts Holdings Limited	07/29/2017	Automotive	6.50%		L+500	1,000,000	995,085	992,500
Chester Downs and Marina, LLC (5)	07/31/2016	Hotel, Gaming and Leisure	12.38%		L+988	478,873	488,220	476,878
C.H.I. Overhead Doors, Inc.	08/17/2017	Consumer Goods: Durable	7.25%		L+575	4,000,000	3,921,236	3,900,000
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	987,500	982,590	967,750
Ernest Health, Inc.	05/13/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,966,250	2,939,107	2,936,587
Frac Tech International, LLC (5)	05/06/2016	Energy: Oil and Gas	6.25%		L+475	2,073,930	2,054,330	2,033,747
Gundle/SLT Environmental, Inc.	05/27/2016	Environmental Industries	7.01%		L+550	2,992,500	2,964,467	2,812,950
Harmony Foods Corporation (5), (6), (11)	05/01/2016	Beverage, Food and Tobacco	10.00%		—	2,000,000	2,000,000	1,990,000
Insight Global, Inc.	08/16/2017	Business Services	6.50%		L+500	2,493,750	2,481,331	2,475,047
Instant Web, Inc. (5), (7)	08/07/2014	Media: Advertising, Printing and Publishing	3.61%		L+338	6,981,823	6,523,240	6,283,641
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	5,476,250	5,525,637	5,202,437
KAR Auction Services, Inc. (5)	05/19/2017	Automotive	5.00%		L+375	2,992,500	2,978,487	2,895,244
KIK Custom Products Inc. (5), (7)	05/31/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,987,500	4,847,186	4,713,187
Medpace Holdings, Inc.	06/17/2017	Business Services	6.50%		L+500	1,995,000	1,966,025	1,895,250
Mood Media Corporation (7)	05/06/2018	Media: Diversified and Production	7.00%		L+550	3,990,000	3,951,886	3,670,800
Penton Media, Inc. (5)	08/01/2014	Media: Diversified and Production	5.00	%(8)	L+400	5,498,048	4,675,936	3,802,818
Potter’s Holdings II, L.P.	05/08/2017	Containers, Packaging and Glass	6.00%		L+450	1,995,000	1,976,257	1,900,237
Pro Mach, Inc.	07/06/2017	Capital Equipment	6.25%		L+475	997,500	987,986	982,537
Securus Technologies, Inc.	05/31/2017	Telecommunications	5.25%		L+400	2,992,500	2,963,597	2,891,503
Select Medical Corporation (5)	06/01/2018	Business Services	5.50%		L+375	2,992,500	2,963,943	2,708,212
Seven Seas Cruises (11), (6), (7), (5)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	3,000,000	3,000,000	2,970,000
Sotera Defense Solutions, Inc.	04/22/2017	Aerospace and Defense	7.00%		L+550	2,992,500	2,964,848	2,917,688
Tank Intermediate Holding Corp.	04/15/2016	Containers, Packaging and Glass	5.00%		L+375	1,835,472	1,831,420	1,807,940
Terex Corporation	04/28/2017	Capital Equipment	5.50%		L+400	2,000,000	1,980,598	1,962,500
Triple Point Technology, Inc.	04/14/2016	High Tech Industries	6.25%		L+475	4,968,750	4,923,769	4,819,688
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475	2,992,500	2,964,110	2,827,913
U.S. Healthworks Holding Company, Inc.	06/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,992,500	2,964,480	2,887,763
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,496,250	1,489,223	1,406,475
Viamedia Services Corp. (5)	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,750,000	4,694,273	4,690,625
Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%		P+450	2,992,500	2,963,172	2,812,950
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,500,000	3,465,501	3,430,000
Yonkers Racing Corporation (11), (6), (5)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,355,966	4,080,000

Total First Lien Secured Debt							97,975,314	94,333,126

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Second Lien Secured Debt—10.1%
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%		L+900	1,000,000	$995,000	$985,000
Ernest Health, Inc. (5)	05/13/2017	Healthcare and Pharmaceuticals	10.25%		L+850	4,000,000	3,942,406	3,940,000
Mood Media Corporation (5),(7)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,485,581	1,380,000
ROC Finance LLC and ROC Finance 1 Corp (5)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,965,834	2,020,000
Sensus USA Inc.(5)	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	990,624	960,000

Total Second Lien Secured Debt							9,379,445	9,285,000

Subordinated Debt/Corporate Notes—7.6%
Affinion Group Holdings, Inc. (5),(11)	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	1,500,000	1,524,891	1,155,000
TrustHouse Services Group, Inc. (11),(7),(5)	07/31/2018	Beverage, Food and Tobacco	14.00	%(8)	—	3,762,500	3,688,091	3,687,250
TrustHouse Services Group, Inc. (11),(9),(5)	07/31/2018	Beverage, Food and Tobacco	—		—	2,206,000	2,161,880	2,161,880

Total Subordinated Debt/Corporate Notes							7,374,862	7,004,130

Preferred Equity/Partnership Interests —0.1% (5),(10)
TrustHouse Services Holdings, LLC	—	Beverage, Food and Tobacco	12.50%		—	158	95,000	96,985

Total Preferred Equity/Partnership Interests							95,000	96,985

Common Equity—0.0% (5),(10)
TrustHouse Services Holdings, LLC	—	Beverage, Food and Tobacco	—		—	8	5,000	5,000

Total Common Equity							5,000	5,000

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							114,829,621	110,724,241
Cash Equivalents—7.6%							6,987,450	6,987,450

Total Investments and Cash Equivalents—127.8%							$121,817,071	$117,711,691

Liabilities in Excess of Other Assets—(27.8%)								(25,639,586)
Net Assets—100.0%								$92,072,105

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or Prime and its coupon is subject to a LIBOR or Prime rate floor.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(6)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(7)	Non-U.S. company or principal place of business outside the United States.
(8)	Coupon is payable in cash and/or through payment-in-kind, or PIK.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-income producing securities.
(11)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation on October 28, 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the 1940 Act.

Our investment objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans and other instruments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans or variable-rate investments are loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread over it. Under normal market conditions, we generally expect that at least 80% of the value of our “Managed Assets”, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest which may, from time to time, include variable rate derivative instruments. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

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

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at bid prices obtained from at least two brokers/dealers, if available, or otherwise from a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

(c) Income Taxes

Since March 2011, PennantPark Floating Rate Capital Ltd. has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and has elected to be treated as a regulated investment company, or RIC. As a result, PennantPark Floating Rate Capital Ltd. accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. We recognize in our Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we expect to file federal and state tax returns, our major tax jurisdiction is federal.

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

JUNE 30, 2012

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

The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility and/or repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. PennantPark Investment Advisers, however, has waived the portion of the base management fee payable on any net proceeds of the initial public offering that were not invested in portfolio investments, inclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. For the three and nine months ended June 30, 2012, the Investment Adviser earned a base management fee of $0.4 million and $1.1 million, respectively, from us. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, the Investment Adviser earned a base management fee of $0.1 million, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. The performance based incentive fee on net investment income due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the three and nine months ended June 30, 2012 resulted in an accrual for both periods of less than $0.1 million. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, the Investment Adviser earned no performance based incentive fee on net investment income from us.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees; provided that the incentive fee determined as of June 30, 2012 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from our inception. The performance-based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the three and nine months ended June 30, 2012 resulted in no fee earned. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, the Investment Adviser earned no performance based incentive fee on capital gains from us.

In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future. The performance based incentive fee on capital gains due to our Investment Adviser as calculated under GAAP and the Investment Management Agreement (as described above) for the three and nine months ended June 30, 2012 resulted in $(0.1) million and no accrual, respectively. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, the Investment Adviser accrued no performance based incentive fee on capital gains due to our Investment Adviser as calculated under GAAP and the Investment Management Agreement (as described above) from us.

We entered into the Administration Agreement with the Administrator which was approved by our board of directors, including a majority of the independent directors, in March 2011. Under this agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2012, the Investment Adviser and Administrator, collectively, were reimbursed approximately less than $0.1 million and $0.2 million, respectively, from us, including expenses incurred by the Investment Adviser on behalf of the Administrator, for the services described above. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, the Investment Adviser and Administrator, collectively, were reimbursed approximately $0.1 million from us, including expenses it incurred on behalf of the Administrator, for services described above.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. In connection with the sales load paid by the Investment Adviser more fully described above and based on actual returns as of June 30, 2012, as well as the likelihood of future activity that may generate additional returns, management determined that the 7.0% return on Pre-Incentive Fee Net Investment Income was uncertain. Accordingly, we did not record a liability for it. Management continues to assess performance to determine whether the 7.0% return on Pre-Incentive Fee Net Investment Income is probable before recording the $2.1 million charge to capital.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three and nine months ended June 30, 2012 totaled $27.7 million and $100.0 million, respectively. Sales and repayments of long-term investments for the three and nine months ended June 30, 2012 totaled $15.4 million and $57.0 million, respectively.

Investments and cash equivalents consisted of the following:

	June 30, 2012		September 30, 2011
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$138,644,893	$136,741,118	$97,975,314	$94,333,126
Second lien	6,940,803	7,112,500	9,379,445	9,285,000
Subordinated debt / corporate notes	10,626,137	10,274,250	7,374,862	7,004,130
Preferred and common equity	517,147	851,482	100,000	101,985

Total investments	156,728,980	154,979,350	114,829,621	110,724,241
Cash equivalents	3,328,639	3,328,639	6,987,450	6,987,450

Total investments and cash equivalents	$160,057,619	$158,307,989	$121,817,071	$117,711,691

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of June 30, 2012 and September 30, 2011.

Industry Classification	June 30, 2012	September 30, 2011
High Tech Industries	13%	4%
Healthcare and Pharmaceuticals	10	10
Business Services	9	10
Beverage, Food and Tobacco	8	7
Chemicals, Plastics and Rubber	7	5
Media: Advertising, Printing and Publishing	6	10
Media: Diversified and Production	6	8
Consumer Goods: Durable	5	8
Consumer Goods: Non-Durable	5	4
Consumer Services	5	2
Hotel, Gaming and Leisure	5	9
Telecommunications	4	5
Containers, Packaging and Glass	3	3
Environmental Industries	3	2
Aerospace and Defense	2	3
Automotive	2	4
Retail	2	—
Media: Broadcasting and Subscription	2	—
Energy: Oil and Gas	1	2
All Other	2	4

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2 or Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

In accordance with ASU 2011-04 and as outlined in the table below, our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

The remainder of our portfolio, including our long-term Credit Facility, is classified as Level 3 and was valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

Asset Category	Fair Value	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$138,638,090	Market Comparable	Broker/Dealer bid quotes	1 - 5
First lien, second lien, subordinated debt/corporate notes	$12,250,778	Market Comparable	Market Yield	7.5% - 15.5% (12.0%)
Preferred and common equity	$851,482	Enterprise Market Value	EBITDA multiple	6.5X – 8.5X (7.0X)
Long-Term Credit Facility	$54,128,000	Market Comparable	Discount rate	3.2%

At June 30, 2012 and September 30, 2011, our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

	Fair Value Measurements at June 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$136,741,118	$—	$—	$136,741,118
Second lien	7,112,500	—	—	7,112,500
Subordinated debt/corporate notes	10,274,250	—	3,239,000	7,035,250
Preferred and common equity	851,482	—	—	851,482

Total investments	154,979,350	—	3,239,000	151,740,350
Cash equivalents	3,328,639	3,328,639	—	—

Total investments and cash equivalents	158,307,989	3,328,639	3,239,000	151,740,350

Long-Term Credit Facility	$54,128,000	$—	$—	$54,128,000

	Fair Value Measurements at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$94,333,126	$—	$2,033,747	$92,299,379
Second lien	9,285,000	—	—	9,285,000
Subordinated debt/corporate notes	7,004,130	—	1,155,000	5,849,130
Preferred and common equity	101,985	—	—	101,985

Total investments	110,724,241	—	3,188,747	107,535,494
Cash equivalents	6,987,450	6,987,450	—	—

Total investments and cash equivalents	117,711,691	6,987,450	3,188,747	107,535,494

Long-Term Credit Facility	$24,650,000	$—	$—	$24,650,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended June 30, 2012 and for the period from March 4, 2011 (commencement of operations) to June 30, 2011:

	Nine Months Ended June 30, 2012
Description	First Lien (1)	Second lien, subordinated debt and equity investments (1)	Totals
Beginning Balance, October 1, 2011	$89,329,379	$18,206,115	$107,535,494
Realized gains	460,977	160,181	621,158
Unrealized appreciation	1,687,829	804,825	2,492,654
Purchases, PIK and net discount accretion	90,634,426	5,431,216	96,065,642
Sales / repayments	(45,371,493)	(9,603,105)	(54,974,598)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, June 30, 2012	$136,741,118	$14,999,232	$151,740,350

Net change in unrealized appreciation for the nine months ended June 30, 2012 reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$2,168,199	$807,232	$2,975,431

(1)	As-adjusted to conform to current year presentation.

	March 4, 2011 (commencement of operations) to June 30, 2011
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, March 4, 2011	$—	$—	$—
Realized gains	218,137	73,496	291,633
Unrealized appreciation	(86,138)	(3,134)	(89,272)
Purchases, PIK and net discount accretion	100,325,208	12,375,263	112,700,471
Sales / repayments	(25,278,175)	(2,546,250)	(27,824,425)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, June 30, 2011	$75,179,032	$9,899,375	$85,078,407

Net change in unrealized appreciation (depreciation) for the period reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(86,138)	$(3,134)	$(89,272)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended June 30, 2012. There were no temporary draws outstanding.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

Nine Months Ended June 30, 2012

Long-Term Credit Facility	Carrying / Fair Value
Beginning Balance, September 30, 2011 (cost – $24,650,000)	$24,650,000
Total unrealized depreciation included in earnings	(272,000)
Borrowings	71,450,000
Repayments	(41,700,000)
Transfers in and/or out of Level 3	—

Ending Balance, June 30, 2012 (cost – $54,400,000)	$54,128,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred non-recurring expenses of $0.3 million relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three and nine months ended June 30, 2012, the Credit Facility had a net change in unrealized appreciation of less than $0.1 million and $0.3 million, respectively. As of June 30, 2012 and September 30, 2011, the Credit Facility had unrealized appreciation of $0.3 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

Class and Year	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012	For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 *
Numerator for net increase (decrease) in net assets resulting from operations	$387,407	$8,017,647	$(663,981)
Denominator for basic and diluted weighted average shares	6,850,667	6,850,667	6,797,502
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.06	$1.17	$(0.10)

*	Weighted average shares is based on the initial public offering issuance date of April 13, 2011.

7. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2012 and September 30, 2011, cash equivalents consisted of $3.3 million and $7.0 million, respectively, including amounts in money market funds.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on June 30, 2012 and June 30, 2011 were $95.5 million and $13.94 per share and $96.3 million and $14.06 per share, respectively. Below are the financial highlights for the nine months ended June 30, 2012 and the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.

	Nine Months Ended June 30, 2012	For the period from March 04, 2011 (Commencement of Operations) to June 30, 2011
Per Share Data(1):
Net asset value, beginning of period	$13.44	$—
Net investment income (loss)	0.70	(0.13)
Net change in realized and unrealized gain	0.47	0.03

Net increase (decrease) in net assets resulting from operations	1.17	(0.10)
Dividends to stockholders (2)	(0.67)	(0.05)
Initial issuance of common stock	—	15.00
(Dilutive) effect of offering costs	—	(0.79)

Net asset value, end of period	$13.94	$14.06

Per share market value, end of period	$11.90	$12.69

Total return* (3)	19.45%	(15.07)%
Shares outstanding at end of period	6,850,667	6,850,667
Ratios / Supplemental Data: **
Ratio of operating expenses to average net assets	3.57%	0.46%
Ratio of Credit Facility related interest and expenses to average net assets	1.84%	1.39%
Ratio of total expenses to average net assets	5.41%	1.85%
Ratio of net investment income (loss) to average net assets	6.70%	(0.92)%
Net assets at end of period	$95,499,807	$96,303,539
Average debt outstanding	$40,176,277	$—
Average debt per share	$5.86	$—
Portfolio turnover ratio	56.90%	40.12%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the period except for net asset value.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)

Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

9. CREDIT FACILITY

On June 23, 2011, Funding I entered into a five-year Credit Facility with affiliates of SunTrust Bank, or the Lender, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. On May 14, 2012, Funding I amended and restated the Credit Facility to extend the maturity date to May 2017 and reinvestment period to May 2015 to increase the availability under the Credit Facility. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions. As of June 30, 2012 and September 30, 2011, Funding I had $54.4 million and $24.7 million of outstanding borrowings under the Credit Facility and carried an interest rate of 2.72% and 2.53%, in each case, excluding the 0.50% undrawn commitment fee, respectively. Funding I had approximately $41.1 available under the Credit Facility at June 30, 2012.

During the three years beginning on May 14, 2012, or the revolving period, the Credit Facility bears interest at LIBOR plus 225 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing on May 14, 2017. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not permitted to be used for assets or liabilities for such compliance reporting). For a complete list of such covenants, see the amended and restated revolving credit and security agreement included as an exhibit to this filing. As of June 30, 2012, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. The Credit Facility restricts the Investment Adviser’s ability to sell investments. As a result, there may be times or circumstances during which the Investment Adviser is unable to sell investments or take other actions that may be in our best interests.

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

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”), including the consolidated schedule of investments, as of June 30, 2012, the consolidated statements of operations for the three and nine months ended June 30, 2012, and the period from March 4, 2011 (Commencement of Operations) through June 30, 2011 and the changes in net assets and cash flows for the nine months ended June 30, 2012 and the period from March 4, 2011 (Commencement of Operations) through June 30, 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

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

August 9, 2012

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

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means net assets plus borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest which may, from time to time, include variable rate derivative instruments. We generally expect that senior secured loans will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and equity investments. Our investment size may range between $1 million and $10 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

Organization and Structure of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized on October 28, 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we elected to be treated, and intend to qualify annually, as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code.

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. Our board of directors, a majority of whom are independent of us, and the Investment Adviser supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2012, our portfolio totaled $155.0 million and consisted of $136.8 million of senior secured loans, $7.1 million of second lien secured debt and $11.1 million of subordinated debt and preferred and common equity investments. Our portfolio consisted of 86% variable-rate investments (including 82% with a LIBOR or prime floor) and 14% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $1.7 million. Our overall portfolio consisted of 58 companies with an average investment size of $2.7 million, a weighted average yield on debt investments of 8.6%, and was invested 88% in senior secured loans, 5% in second lien secured debt and 7% in subordinated debt and preferred and common equity investments.

As of September 30, 2011, our portfolio totaled $110.7 million and consisted of $94.3 million of senior secured loans, $9.3 million of second lien secured debt and $7.1 million of subordinated debt, preferred and common equity investments. Our portfolio consisted of 84% variable-rate investments (including 78% with a LIBOR or prime floor) and 16% fixed-rate investments. Overall, the portfolio had an unrealized depreciation of $4.1 million. Our overall portfolio consisted of 38 companies with an average investment size of $2.9 million, a weighted average yield on debt investments of 8.0%, and was invested 85% in senior secured loans, 9% in second lien secured debt and 6% in subordinated debt and preferred and common equity investments.

For the three months ended June 30, 2012, we invested $27.7 million in 11 new and two existing portfolio companies with a weighted average yield on debt investments of 9.3%. Sales and repayments of investments for the three months ended June 30, 2012 totaled $15.4 million. For the nine months ended June 30, 2012, we invested $99.9 million in 36 new portfolio companies and four existing portfolio companies with a weighted average yield on debt investments of 9.2%. Sales and repayments of investments for the nine months ended June 30, 2012 totaled $57.0 million. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, we invested $114.8 million in 38 new companies with a weighted average yield on debt investments of 7.5%. Sales and repayments of investments for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 totaled $27.8 million.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2 to our Consolidated Financial Statements.

In accordance with ASU 2011-04, our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

The remainder of our portfolio, including our long-term Credit Facility, is classified as Level 3 and was valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. See Note 5 to our Consolidated Financial Statements.

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, for the nine months ended June 30, 2012 we incurred non-recurring expenses of $0.3 million relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three and nine months ended June 30, 2012, the Credit Facility had a net change in unrealized appreciation of less than $0.1 million and $0.3 million, respectively. As of June 30, 2012 and September 30, 2011, the Credit Facility had unrealized appreciation of $0.3 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

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

Federal Income Taxes

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to qualify as a RIC and not be subject to corporate-level tax on income, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2012 and the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.

Investment Income

Investment income for the three and nine months ended June 30, 2012 was $3.2 million and $8.6 million, respectively, and was primarily attributable to $2.7 million and $7.0 million from senior secured loans, $0.2 million and $0.8 million from second lien secured debt investments and $0.3 million and $0.8 million from subordinated debt investments, respectively. We continue to find attractive investment opportunities and intend to continue to rotate out of lower yielding investments to higher yielding investments.

Investment income for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 was $0.9 million and was primarily attributable to senior secured loans.

Expenses

Expenses for the three and nine months ended June 30, 2012 totaled $1.4 million and $3.8 million, respectively. Base management fees for the same period totaled $0.4 million and $1.1 million, performance-based incentive fees totaled $(0.1) million and $0.1 million, Credit Facility expenses totaled $0.7 million and $1.3 million (including $0.3 million of non-recurring expenses) and general and administrative expenses totaled $0.4 million and $1.4 million, respectively. We expect our Credit Facility expenses and management fees to continue to increase as a result of growth in our portfolio.

Expenses for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 totaled $1.8 million. Base management fee for the same period totaled $0.1 million, performance-based incentive fees totaled $0.1 million (none of which is currently payable), debt issuance costs (non-recurring) totaled $1.3 million and general and administrative expenses totaled $0.3 million. Expenses include organizational costs associated with starting up our operations.

Net Investment Income

Net investment income totaled $1.8 million and $4.8 million, or $0.27 and $0.70 per share, for the three and nine months ended June 30, 2012, respectively.

Net investment loss totaled $0.9 million, or $0.13 per share, for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2012 totaled $15.4 million and $57.0 million and realized gains totaled $0.2 million and $0.6 million, respectively, due to sales and repayments of our debt investments.

Sales and repayments of investments for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011 totaled $27.8 million and realized gains totaled $0.3 million due to sales of debt investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and nine months ended June 30, 2012, we reported unrealized appreciation (depreciation) on investments of $(1.7) million and $2.4 million, respectively. As of June 30, 2012 and September 30, 2011, net unrealized depreciation on investments totaled $1.7 million and $4.1 million, respectively.

For the three and nine months ended June 30, 2012, our long-term Credit Facility had a change in unrealized (appreciation) depreciation of less than $0.1 million and $0.3 million, respectively. As of June 30, 2012 and September 30, 2011, net unrealized appreciation on our long-term Credit Facility totaled $0.3 million and zero, respectively.

For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, our investments had net unrealized depreciation of approximately $0.1 million.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $0.4 million and $8.0 million, or $0.06 and $1.17 per share, respectively, for the three and nine months ended June 30, 2012. This increase in net assets from operations was due to the continued growth in net investment income as a result of growth in our portfolio.

Net decrease in net assets resulting from operations totaled $0.7 million, or $0.10 per share, for the period from March 4, 2011 (Commencement of Operations) to June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from public offerings, Credit Facility, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of dividends and operating expenses, including management fees. We have used, and expect to continue to use, our Credit Facility, the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

In June 2011, Funding I entered into the Credit Facility with affiliates of SunTrust Bank, or the Lender, an asset-backed commercial paper conduit administered by SunTrust Robinson Humphrey, Inc. In May 2012, Funding I amended and restated the Credit Facility to extend the maturity date to May 2017 and reinvestment period to May 2015 and to increase the availability under the Credit Facility. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions. As of June 30, 2012 and September 30, 2011, Funding I had $54.4 million and $24.7 million of outstanding borrowings under the Credit Facility, and carried an interest rate of 2.72% and 2.53%, in each case excluding the 0.50% undrawn commitment fee, respectively. Funding I had approximately $41.1 available under the Credit Facility at June 30, 2012.

During the Credit Facility’s first three years beginning on May 14, 2012, or the revolving period, the Credit Facility bears interest at LIBOR plus 225 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing on May 14, 2017. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than U.S. GAAP (for example, fair value, as defined under ASC 820, is not permitted to be used for assets or liabilities for such compliance reporting). For a complete list of such covenants see the amended and restated revolving credit and security agreement included as an exhibit to this filing. As of June 30, 2012, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. The Credit Facility restricts the Investment Adviser’s ability to sell investments. As a result, there may be times or circumstances during which the Investment Adviser is unable to sell investments or take other actions that may be in our best interests.

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

At June 30, 2012, we had cash equivalents of $3.3 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $28.9 million for the nine months ended June 30, 2012, and our financing activities provided net cash proceeds of $25.2 million for the same period. Our operating activities used cash primarily for net investing that was provided from net draws under the Credit Facility.

At June 30, 2011, we had cash equivalents of $10.5 million available for investing and general corporate purposes. Our operating activities used cash of $86.9 million for the nine months ended June 30, 2011, and our financing activities provided net cash proceeds of $97.3 million for the same period.

Contractual Obligations

A summary of our significant contractual payment obligations including, but not limited to, borrowings under our Credit Facility maturing in May 2017 is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$54.1	$—	$—	$54.1	$—

Total contractual obligations	$54.1	$—	$—	$54.1	$—

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

Distributions

During the three and nine months ended June 30, 2012, we declared distributions of $0.235 and $0.670 per share, respectively, for total distributions of $1.6 million and $4.6 million, respectively. For the period from March 4, 2011 (Commencement of Operations) to June 30, 2011, we declared distributions of $0.05 per share for a total distribution of $0.3 million. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2012, our portfolio consisted of 86% variable-rate investments (including 82% with a LIBOR or prime floor) and 14% fixed-rate investments. The variable-rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on May 3, 2012).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1*	Amended and Restated Revolving Credit and Security Agreement, dated as of May 14, 2012, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent and U.S. Bank National Association, as collateral agent, as backup collateral manager and as custodian.

10.2 *	Amended and Restated Investment Advisory Management Agreement, dated as of August 7, 2012, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC.

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 9, 2012	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board

Date: August 9, 2012	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)