Form 10-K
period 2012-09-30
PennantPark Floating Rate Capital Ltd.
filed 2012-11-14
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00891

PENNANTPARK FLOATING RATE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

MARYLAND	27-3794690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212)-905-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.	Accelerated filer ☒.	Non-accelerated filer ☐.	Smaller Reporting Company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2012 based on the closing price on that date of $12.67 on the NASDAQ Global Select Market was approximately $86.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 6,850,667 shares of the Registrant’s common stock outstanding as of November 14, 2012.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

PART I

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its consolidated subsidiary, “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “PennantPark Investment Advisers” or the “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or the “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio, our investments and our business include investments we make through Funding I. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated subsidiary and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Item 1.	Business

General Business of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd. is a business development company whose objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in loans bearing a variable-rate of interest, or Floating Rate Loans, and other instruments made to U.S. middle-market private companies whose debt is rated below investment grade.

We believe that Floating Rate Loans to U.S. middle-market private companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in public middle-market U.S. companies that are thinly traded or have a small market-capitalization. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings, will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest which may, from time to time, include variable rate derivative instruments. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and to a lesser extent equity investments. Our investment size may generally range between $1 million and $10 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. The turmoil in the credit markets in recent years has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for middle-market debt instruments. These conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our credit facility, or the Credit Facility, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

As of September 30, 2012, our portfolio totaled $171.8 million and consisted of $150.2 million of senior secured loans, $12.0 million of second lien secured debt and $9.6 million of subordinated debt and preferred and common equity investments. Our debt portfolio consisted of 85% variable-rate investments (including 81% with a London Interbank Offered Rate, or LIBOR, or prime floor) and 15% fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $0.3 million. Our overall portfolio consisted of 61 companies with an average investment size of $2.8 million, a weighted average yield on debt investments of 8.6%, and was invested 87% in senior secured loans, 7% in second lien secured debt and 6% in subordinated debt and preferred and common equity investments.

As of September 30, 2011, our portfolio totaled $110.7 million and consisted of $91.4 million of senior secured loans, $12.2 million of second lien secured debt and $7.1 million of subordinated debt and preferred and common equity investments. Our debt portfolio consisted of 84% variable-rate investments (including 78% with a LIBOR or prime floor) and 16% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $4.1 million. Our overall portfolio consisted of 38 companies with an average investment size of $2.9 million, a weighted average yield on debt investments of 8.0%, and was invested 83% in senior secured loans, 11% in second lien secured debt and 6% in subordinated debt and preferred and common equity investments.

For the fiscal year ended September 30, 2012, we purchased $128.7 million of investments issued by 47 new and seven existing portfolio companies with a weighted average yield of 8.9% on debt investments. For the same period sales and repayments generated proceeds of $71.5 million.

For the period March 4, 2011 (commencement of operations) to September 30, 2011, we purchased $147.5 million of investments issued by 50 portfolio companies with an overall weighted average yield of 7.6% on debt investments. For the same period sales and repayments generated proceeds of $33.2 million.

Organization and Structure of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized in October 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes we have elected and intend to qualify annually, to be taxed as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 20 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007 it has raised over $1.5 billion in debt and equity capital and has invested over $2.1 billion in more than 200 companies with over 100 different financial sponsors through its managed funds.

Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC. The Administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns and monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator provides, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

Market Opportunity

We believe that the limited amount of capital available to the middle-market companies, coupled with the desire of these companies for flexible sources of capital, creates an attractive investment environment for us.

•

We believe middle-market companies have faced increasing difficulty in raising debt through the capital markets. While many middle-market companies formerly were able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult as institutional investors have sought to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield securities.

•

We believe middle-market companies have faced difficulty raising debt in private markets. Banks, finance companies, hedge funds and collateralized loan obligation, or CLO, funds have withdrawn capital from the middle-market, resulting in opportunities for alternative funding sources.

•

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

•

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that we are well-positioned to partner with such equity investors. We expect such activity to be funded by the substantial amounts of private equity capital that have been raised in recent years.

•

We believe there is substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings were completed between the years 2004 and 2007, which will come due in the next few years. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-adjusted returns to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers in middle-market companies:

a) Experienced Management Team

The senior investment professionals of our Investment Adviser have worked together for many years and average over 20 years of experience in mezzanine lending, leveraged finance, distressed debt and private equity businesses. The senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this extensive experience and history has resulted in a strong reputation across the capital markets.

b) Disciplined Investment Approach with Strong Value Orientation

We employ a disciplined approach in selecting investments that meet the long-standing, consistent value-oriented investment criteria employed by our Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We believe this approach continues to enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s experience, industry expertise and network of contacts. Among other things, our due diligence is designed to ensure that each prospective portfolio company will be able to meet its debt service obligations. See “Investment Selection Criteria” for more information.

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

c) Ability to Source and Evaluate Transactions through our Investment Adviser’s Research Capability and Established Network

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

d) Flexible Transaction Structuring

We are flexible in structuring investments and tailor investments to meet the needs of a portfolio company while also generating attractive risk-adjusted returns. We can invest in any part of a capital structure and our Investment Adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.

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

We have identified several criteria, discussed below, that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience, relationships and access to market information to identify investment candidates and to structure investments efficiently and effectively.

a)	Leading and defensible competitive market positions

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

b)	Investing in stable borrowers with positive cash flow

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

c)	Proven management teams

The Investment Adviser focuses on investments in which the portfolio company has an experienced management team with an established track record of success. The Investment Adviser typically requires that portfolio companies have in place proper incentives to align management’s goals with our goals.

d)	Private equity sponsorship

The Investment Adviser may seek to cause us to participate in transactions sponsored by what it believes to be high-quality private equity firms. The Investment Adviser believes that a private equity sponsor’s willingness to invest significant equity capital in a portfolio company is an implicit endorsement of the quality of that portfolio company. Further, private equity sponsors of portfolio companies with significant investments at risk may have an ability, and a strong incentive, to contribute additional capital should economic, financial or operational issues arise so as to maintain their ownership position.

e)	Investments in different borrowers and industries

The Investment Adviser seeks to invest our assets broadly among portfolio companies and across industries. The Investment Adviser believes that this diversified approach may reduce the risk that a downturn in any one portfolio company or industry will have a disproportionate impact on the value of our portfolio.

f)	Viable exit strategy

We seek to invest in portfolio companies that we believe will provide a steady stream of cash flow to repay our loans while also reinvesting in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we will exit from our investments over time. In addition, we seek to invest in portfolio companies whose business models and expected future cash flows offer attractive exit possibilities. These portfolio companies include candidates for strategic acquisition by other industry participants and portfolio companies that may repay our investments through an initial public offering of common stock, refinancing or other capital markets transaction.

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial finance companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we believe that there has been a reduction in the amount of debt capital available to middle-market companies since the downturn in the credit markets, which began in mid-2007. We believe this has resulted in a less competitive environment for making new investments.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. See “Risk Factors—Risks Relating to our Business and Structure—We operate in a highly competitive market for investment opportunities” for more information.

Leverage

We maintain a five-year, $100.0 million Credit Facility, which matures in May 2017, with SunTrust Bank. During the Credit Facility’s first three years beginning in May 2012, or the revolving period, it bears interest at LIBOR plus 225 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, under which we had drawn $75.5 million outstanding with a weighted average interest rate of 2.47%, excluding the unused commitment fee of 0.375%, as of September 30, 2012. The Credit Facility permits, subject to satisfaction of certain conditions, an accordion feature whereby the Credit Facility can be expanded to $600.0 million. We believe that our capital resources provide us with the flexibility to take advantage of market opportunities when they arise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

Investment Policy Overview

We seek to create a diversified portfolio primarily of Floating Rate Loans by generally targeting an investment size of $1 million to $10 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of Floating Rate Loans in qualifying assets such as private or thinly traded or small market-capitalization, public U.S. companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets” for more information. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or have a market capitalization greater than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Investment Selection Criteria” for more information.

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

Operating and Regulatory Structure

Our investment activities are managed by PennantPark Investment Advisers and supervised by our board of directors, a majority of whom are independent of us. Under our investment management agreement, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. See “Investment Management Agreement” for more information.

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

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes under the Code as a RIC. See “Regulation” for more information.

Our Corporate Information

Our administrative and principal executive offices are located at 590 Madison Avenue, 15th Floor, New York, NY 10022. Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PFLT.” Our phone number is (212) 905-1000, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report, and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may read and copy, after paying a duplicating fee, the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains material that we file with the SEC on the EDGAR Database.

Our Consolidated Portfolio

Our principal investment focus is to invest in Floating Rate Loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Environmental Services
• Auto Sector	• Financial Services
• Beverage, Food and Tobacco	• Grocery
• Broadcasting and Entertainment	• Healthcare, Education and Childcare
• Buildings and Real Estate	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Business Services	• Hotels, Motels, Inns and Gaming
• Cable Television	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture & Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Products	• Media
• Containers, Packaging & Glass	• Mining, Steel, Iron and Non-Precious Metals
• Distribution	• Oil and Gas
• Diversified/Conglomerate Manufacturing	• Other Media
• Diversified/Conglomerate Services	• Personal, Food and Miscellaneous Services
• Diversified Natural Resources, Precious Metals and Mineral	• Printing and Publishing
• Education	• Retail Stores
• Energy/Utilities	• Telecommunications

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30,

Portfolio Company	2012	Portfolio Company	2011
Healogics Inc. (f/k/a National Healing Corp.)	3%	Ernest Health, Inc.	6%
Instant Web, Inc.	3	Instant Web, Inc.	6
K2 Pure Solutions NoCal, L.P.	3	K2 Pure Solutions NoCal, L.P.	5
KIK Custom Products Inc.	3	Mood Media Corporation	5
Mood Media Corporation	3	Trusthouse Services Group, Inc.	5
Penton Media, Inc.	3	C.H.I. Overhead Doors, Inc.	4
Trusthouse Services Group, Inc.	3	KIK Custom Products Inc.	4
Yonkers Racing Corporation	3	Triple Point Technology, Inc.	4
DS Waters of America, Inc.	2	Viamedia Services Corp.	4
Viamedia Services Corp.	2	Yonkers Racing Corporation	4

Industry	2012	Industry	2011
High Tech Industries	11%	Business Services	10%
Business Services	10	Healthcare and Pharmaceuticals	10
Healthcare and Pharmaceuticals	8	Media: Advertising, Printing and Publishing	10
Hotel, Gaming and Leisure	8	Hotel, Gaming and Leisure	9
Beverage, Food and Tobacco	6	Consumer Goods: Durable	8
Chemicals, Plastics and Rubber	6	Media: Diversified and Production	8
Consumer Goods: Non-Durable	6	Beverage, Food and Tobacco	7
Media: Diversified and Production	6	Chemicals, Plastics and Rubber	5
Media: Advertising, Printing and Publishing	5	Telecommunications	5
Telecommunications	5	Automotive	4

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Investment Corporation, a publicly traded BDC and other managed funds, as applicable. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or its affiliates. In any such case, when the Investment Adviser identifies an investment, it will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with our affiliates, subject to compliance with applicable regulations and our trade allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We have not sought, and there can be no assurance that we would obtain, any such order.

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

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	research relating to the company’s management, industry, markets, products and services and competitors;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	on-site visits;

•	review of loan documents; and

•	background checks.

Upon the completion of due diligence and a decision to proceed with an investment in a portfolio company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. These members are employees of our Investment Adviser and receive compensation from our Investment Adviser.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent auditors prior to the closing of the investment, as well as other outside advisers, as appropriate.

The Investment Adviser monitors credit risk of each portfolio company regularly and periodically with a goal toward identifying early, and when able and appropriate selling, Floating Rate Loans and other investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company’s financial resources and operating history; (2) comparing a portfolio company’s current operating results with the Investment Adviser’s initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company’s sensitivity to economic and industry conditions; (4) the performance of a portfolio company’s management; (5) a portfolio company’s debt maturities and borrowing requirements; (6) a portfolio company’s interest and asset coverage; and (7) the relative value of an investment based on a portfolio company’s anticipated cash flow.

Under normal market conditions, we expect that at least 80% of our Managed Assets will be invested in Floating Rate Loans and other instruments bearing a variable rate of interest. This policy is not fundamental and may be changed by our board of directors with at least 60 days’ prior written notice provided to stockholders.

The Investment Adviser seeks to achieve our investment objectives through a disciplined approach to the selection of credit investments and its evaluation of portfolio companies. The Investment Adviser also gains exposure to portfolio companies across a broad range of industries and of varying operating and financial characteristics and return profiles, as well as active management of such investments in light of economic developments and trends. However, we are classified as “non-diversified” under the 1940 Act, and our investment portfolio may be more concentrated than the portfolios of other issuers. We may take certain actions if short-term interest rates increase or market conditions otherwise change (or if we anticipate such an increase or change) and our use of leverage, if any, begins (or is expected) to adversely affect our common stockholders. To offset any potentially negative impact of leverage on common stockholders, we may shorten the average maturity of our investment portfolio (by investing in short-term securities) or may reduce our indebtedness or unwind other leveraged transactions. We may also attempt to reduce our use of leverage by redeeming or otherwise purchasing outstanding preferred stock or debt securities, if any.

While our investment objectives are to seek high current income and capital appreciation through investments in Floating Rate Loans, we may invest up to 35% of the portfolio in opportunistic investments. These investments may include investments in high-yield bonds, distressed debt, private equity or securities of public companies and securities of companies located outside of the United States. We expect that investments in public foreign companies, if any, generally will be in debt securities that are non-investment grade.

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that portfolio company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is structured relative to the other capital in the portfolio company’s capital structure.

We expect our Floating Rate Loans to have terms of three to ten years. We may obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

Certain opportunistic investments may have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payment of interest for the first few years after our investment. Also, in some cases our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine debt has maturities of three to ten years.

We seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring a total or minimum return on our investments (including both interest in the form of a floor and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with our focus of preserving capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as direct investments in the equity securities of borrowers or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

We expect to hold most of our investments to maturity or repayment, but we may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over investments to better position the portfolio in light of market conditions.

Ongoing Relationships with Portfolio Companies

Monitoring

The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each portfolio company.

The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	Assessment of success in adhering to a portfolio company’s business plan and compliance with covenants;

•	Periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings or presentations by portfolio companies; and

•	Review of monthly and quarterly financial statements and financial projections of portfolio companies.

Managerial assistance

We offer managerial assistance to our portfolio companies. As a BDC, we are required to make available such managerial assistance within the meaning of section 55 of the 1940 Act. See “Regulation” for more information.

Staffing

We do not currently have any employees. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, mezzanine lending, leveraged finance, distressed debt and private equity businesses.

Investment Management Agreement

PennantPark Floating Rate Capital Ltd. has entered into the Investment Management Agreement with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of and provides investment advisory services to the Company. Mr. Penn, our Chairman and Chief Executive Officer, is the managing member and a senior investment professional of, and has a financial and controlling interests in PennantPark Investment Advisers. The Investment Adviser, as collateral manager for Funding I, manages day-to-day operations of and provides investment advisory services to Funding I under its collateral management agreement. Funding I’s collateral management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Under the terms of our Investment Management Agreement, PennantPark Investment Advisers:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	closes and monitors the investments and other assets we make or acquire; and

•	provides us with such other investment advisory, research and related services as we may need from time to time.

PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our stockholders or our board of directors, to other entities so long as its services to us are not impaired. Our board of directors monitors for any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee, collectively, Management Fees.

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills, temporary draws under any Credit Facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, or “average adjusted gross assets,” if any (see example below)) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Base management fees for any partial month or quarter are appropriately pro-rated. For the fiscal year ended September 30, 2012, and for the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned base management fees of $1.5 million and $0.4 million, respectively, from us.

The following is a hypothetical example of the calculation of average adjusted gross assets:

Gross assets as of December 31, 20XX = $160 million

U.S. Treasury bills and temporary draws on credit facilities as of December 31, 20XX = $10 million

Adjusted gross assets as of December 31, 20XX = $150 million

Gross assets as of March 31, 20XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter = ($150 million + $180 million) / 2 = $165 million

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. The performance based incentive fee on net investment income due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the year ended September 30, 2012, and for the period March 4, 2011 (commencement of operations) to September 30, 2011, resulted in an accrual of $0.3 million and in no accrual, respectively.

The following is a graphical representation of calculation of quarterly incentive fee based on Net Investment Income

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest income applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in incentive fees payable to the Investment Adviser with respect to Pre-Incentive Fee Net Investment Income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. The performance-based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the year ended September 30, 2012, and for the period March 4, 2011 (commencement of operations) to September 30, 2011, resulted no accruals, respectively.

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The performance based incentive fee on our unrealized and realized capital gains due to our Investment Adviser for the year ended September 30, 2012 resulted in an accrual of $0.3 million. For the period from March 4, 2011 (commencement of operations) to September 30, 2011, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and resulted in no accrual under GAAP.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle(1) = 1.75%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 0.80%

Pre-incentive net investment income does not exceed hurdle; therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle(1) = 1.75%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.25%

Incentive fee

= 50% X Pre-Incentive Fee Net Investment Income, subject to “catch-up”

= 50% X (2.25% - 1.75%)

= 0.25%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 4.00%

Hurdle(1) = 1.75%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 3.55%

Incentive fee

= 20% X Pre-Incentive Fee Net Investment Income, subject to “catch-up”(3)

Incentive fee

= 50% X “catch-up” + (20% x (Pre-Incentive Fee Net Investment Income - 2.9167%))

Catch-up

= 2.9167%-1.75%

= 1.1667%

= (50% X 1.1667%) + (20% X (3.55% -2.9167%))

= 0.5833% + (20% X 0.6333%)

= 0.5833% + 0.1267%

= 0.71%

*	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.

(1)	Represents 7.0% annualized Hurdle.
(2)	Represents 1.0% annualized base management fee.
(3)	The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of approximately 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.9167% in any calendar quarter.

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

$6.2 million cumulative fee ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (previous capital gains fee paid in Year 2).

Alternative 2:

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

$6.4 million cumulative fee (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million (previous capital gains fee paid in Year 2)

Year 4: None

Year 5: None

$5 million cumulative fee (20% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3)

(1)

As illustrated in Year 3 of Alternative 2 above, if PennantPark Floating Rate Capital Ltd. were to be wound up on a date other than December 31 of any year, PennantPark Floating Rate Capital Ltd. may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if PennantPark Floating Rate Capital Ltd. had been wound up on December 31 of such year.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of us, in March 2011. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of two years through April 2013. It will remain in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons.

The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. See “Risk Factors—Risks Relating to our Business and Structure—We are dependent upon our Investment Adviser’s key personnel for our future success, and if we are or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed” for more information.

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under our Administration Agreement, the Administrator offers, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. For the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser and Administrator collectively, were reimbursed $0.2 million and $0.1 million, respectively.

Duration and Termination of Administration Agreement

The Administration Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of us, in March 2011. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of two years through April 2013. It will remain in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

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

License Agreement

We have entered into a license agreement, or the License Agreement, with PennantPark Investment Advisers pursuant to which PennantPark Investment Advisers has granted us a royalty-free, non-exclusive license to use the name “PennantPark.” Under this agreement, we have a right to use the PennantPark name, for so long as PennantPark Investment Advisers or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.

Deferred Sales Load

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012, our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. Accordingly, for the fiscal year ended September 30, 2012, we have accrued such sales load as it is probable that we will meet the 1.75% Pre-Incentive Fee Net Investment Income hurdle for the fourth consecutive calendar quarter ending on December 31, 2012.

REGULATION

Regulated Investment Company and Business Development Company Regulations

We are a BDC under the 1940 Act, and which has qualified and intends to continue to qualify to maintain an election to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by holders of a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate fluctuations. None of these policies in this paragraph are fundamental and they may be changed without stockholder approval.

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

(b)	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but is excluded from the definition of an investment company by Section 3(c) of the 1940 Act; and

(c)	does not have any class of securities listed on a national securities exchange; has any class of securities listed on a national securities exchange subject to a maximum market capitalization of $250.0 million.

(2)	Securities of any eligible portfolio company which we control which may have an affiliated person who is a director of such portfolio company.

(3)	Securities purchased in a private transaction from a U.S. operating company or from an affiliated person of the issuer, or in transactions incidental thereto, if such issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Temporary Investments

Pending investments in other types of “qualifying assets,” as described above, may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined later in this Report under “Regulation—Election to be Taxed as a RIC,” in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser monitors the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage ratio or test, which is, as defined in the 1940 Act, as the ratio of total assets (loss total liabilities other than indebtedness) to total indebtedness must equal 200% or more after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage test or ratio. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital” for more information.

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establish procedures for personal investments and restricts certain personal securities transactions. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to our annual report on Form 10-K and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov . You may also obtain a copy of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser. The Proxy Voting Policies and Procedures of our Investment Adviser are set forth below. The guidelines are reviewed periodically by our Investment Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to our Investment Adviser.

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

Proxy Policies

We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by calling us collect at (212) 905-1000 or by making a written request for proxy voting information to: Aviv Efrat, Chief Financial Officer and Treasurer, 590 Madison Avenue, 15th Floor, New York, New York 10022.

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

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov, filed as an exhibit to our annual report on Form 10-K (File No. 814-00891 filed on November 17, 2011). You may also obtain copies of our privacy policy, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors and, in some cases, prior approval by the SEC.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required by law to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and PennantPark Investment Advisers have each adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws. We review these policies and procedures annually for their adequacy and the effectiveness of their implementation and we designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes several regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated there-under. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and continue to take actions necessary to ensure that we are in compliance with that act.

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of net realized net long-term capital losses, if any, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gains and net ordinary gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or ordinary income to provide us with additional liquidity.

In order to qualify as a RIC for federal income tax purposes, we must:

•	maintain an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•	diversify our holdings, or the Diversification Tests, so that at the end of each quarter of the taxable year:

1)	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represents more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

2)	no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain asset coverage tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits through tax years ending 2012, unless extended by the U.S. Congress. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Recent Tax Developments

Recently enacted legislation may require certain non-corporate U.S. holders to pay a 3.8% Medicare tax on, among other things, interest on and capital gains from the sale, exchange, redemption or retirement of our common stock. This legislation would apply for taxable years beginning after December 31, 2012. U.S. holders should consult their own tax advisors regarding the effect, if any, of this legislation.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially and adversely affect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

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

We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our net asset value without first obtaining approval for such issuance from our stockholders and our board of directors including a majority of our independent directors. Additionally, our ability to incur indebtedness is limited by our asset coverage ratio or the asset coverage ratio, as defined under the 1940 Act. Declining portfolio values could negatively impact our ability to borrow additional funds under the Credit Facility because our net asset value is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past may in the future have a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and/or on less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income then our net income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition or results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business, financial condition or results of operations.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at fair value, which is derived from a market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then we would carry our investments, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Unrealized losses of any given portfolio company could be an indication of such company’s inability in the future to meet its repayment obligations to us. If the fair value of our portfolio companies reflects future realized losses, this would ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations and cause a material decline in the value of our securities and the value of our publicly traded common stock.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.

If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition or results of operations.

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

In addition, current market conditions have affected consumer confidence levels, which may result in adverse changes in payment patterns. Increased delinquencies and default rates would negatively impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our capital, financial condition and results of operations.

We invest in Floating Rate Loans, which may involve a high degree of repayment risk. We invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially negatively impact the ability of our borrowers to repay their loans, which could materially damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a material adverse effect on our financial condition and results of operations.

We are dependent upon our Investment Adviser’s key personnel for our future success, and if we are or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the senior investment professionals of the Investment Adviser. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these investment professionals and any others that may be hired by the Investment Adviser. Managers of the Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of the Investment Adviser. The departure of managers of the Investment Adviser could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser. The Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not.

Our future financial condition and future results of operation depends on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on the Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under the Investment Management Agreement. In order to grow, the Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the principals of the Investment Adviser or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other BDCs and closed-end funds, commercial and investment banks, commercial financing companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, also invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot offer any assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We will not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

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

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. Current market conditions and the depressed economic cycle present significant challenges to us that have not been present in recent years, if ever. In addition, the investment philosophy and techniques used by the Investment Adviser may differ from those used by other investment companies advised by the Investment Adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as OID, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of net realized net long-term capital losses, if any, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gains and net ordinary gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or ordinary income to provide us with additional liquidity.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains, some or all of which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet the asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, of at least 200% of indebtedness. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are dependent on our subsidiary Funding I for cash distributions to enable us to meet the RIC distribution requirements. Funding I may be limited by its covenants from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of these covenant’s restrictions for Funding I to make certain distributions to maintain our RIC status. We cannot assure you that Funding I will be granted such a waiver and if Funding I is unable to obtain a waiver, compliance with the covenants may result in an entity-level tax on us.

If we are required to repay in cash the amount paid to the underwriters of our initial public offering by the Investment Adviser, and we expect this to occur, we may have to sell assets at a loss, and the amount that we have available for investment may be reduced, in order to pay the amount due and this has reduced our net asset value.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012, our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. Accordingly, for the fiscal year ended September 30, 2012, we have accrued such sales load as we expect that we will meet the 1.75% Pre-Incentive Fee Net Investment Income for the fourth calendar quarter, ending on December 31, 2012. Furthermore, this accrual and expected payment of the sales load has reduced our net asset value and will affect our asset coverage test.

In order to repay this amount to the Investment Adviser in cash while making distributions to our stockholders necessary to maintain our RIC status and/or avoid the imposition of federal income and excise taxes, we may have to dispose of a portion of our investments. Any such disposition could result in realized losses and reduce the amount of capital that we have available for investment. Furthermore, to ensure repayment, there is a risk the Investment Adviser will make more speculative investments.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to pay dividends, incur additional indebtedness or issue additional senior securities would be restricted if our asset coverage ratio were not met. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness or redeem a portion of our senior securities, as applicable, at a time when such sales may be disadvantageous, which could materially damage our business.

•

Senior Securities. As a result of issuing senior securities, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current net asset value per share of common stock, excluding underwriters commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance requires us to consolidate the securitization vehicle’s financial statements with our financial statements any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage test applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Because we borrow funds, through Funding I, to make investments we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the net asset value attributable to our common stock than it would if we did not use debt. Our ability to pay distributions is restricted due when our asset coverage ratio is not met, and any amounts that we use to service our indebtedness are not available for distribution to our common stockholders.

Our current debt is governed by the terms of the Credit Facility and may in the future be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facility and expect in the future to borrow additional amounts under our Credit Facility and, subject to market availability and satisfaction of certain conditions, to increase the size of our Credit Facility. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2012, we had outstanding borrowings of $75.5 million under our Credit Facility with a weighted average annual interest rate on of 2.47% exclusive of the fees on the undrawn commitment of 0.375%. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2012, at the then current rate, we would have to receive an annual yield of at least 1.09%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee payable to our Investment Adviser, will be borne by our common stockholders.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2012 of 42% of total assets (including such borrowed funds), at a weighted average rate at the time of 2.47% and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level and weighted average rate of leverage. The amount of leverage that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	(10.0)%	(5.0)%	—	5.0%	10.0%

Corresponding return to common stockholders(2)	(20.6)%	(11.3)%	(1.9)%	7.4%	16.7%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

We are exposed to risks associated with changes in interest rates that may affect our cost of capital and net investment income.

Since we borrow money to make Floating Rate Loans, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income assuming no corresponding increase in interest income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Management Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates, could decrease the value of any investments we hold which earn fixed interest rates and also, absent a risk, management technique could increase our interest expense on any variable-rate borrowings, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Our interests in Funding I are subordinated.

We own 100% of the equity interests in Funding I. We consolidate Funding I in our consolidated financial statements and treat the indebtedness of Funding I as our leverage. Our interests in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) are subordinate in priority of payment to every other obligation of Funding I and are subject to certain payment restrictions set forth in the Credit Facility documents. We may receive cash distributions on our equity interests in Funding I only after it has made all (1) required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations.

Our equity interests in Funding I are subordinate to all of the secured and unsecured creditors, known or unknown, of Funding I, including the Lender. Consequently, to the extent that the value of Funding I’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital losses exceed gains on the underlying assets, prepayments or changes in interest rates, the return on our investment in Funding I could be reduced. Accordingly, our investment in Funding I is subject to loss of principal.

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

In addition to the applicable asset coverage test that restricts our ability to borrow under Funding I’s Credit Facility, the various covenants which, if not complied with, could accelerate repayment under the Credit Facility, thereby having a material adverse effect on our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a BDC;

•	A requirement to maintain a minimum amount of shareholder’s equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our total portfolio.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. Material net asset devaluation resulting from under performance or defaults in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity. This could have a material adverse effect on our operations, as it would trigger mandatory pre-payment obligations under the terms of the Credit Facility.

We may not receive cash on our equity interests from Funding I.

Except for management fees that PennantPark Investment Advisers has irrevocably directed to be paid to us, we receive cash from Funding I only to the extent that we receive distributions on our equity interests in Funding I. Funding I may make equity distributions on such interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the Lender and other secured parties are paid in full. In the event that we fail to receive cash from Funding I, we could be unable to make distributions to our stockholders in amounts sufficient to qualify as a RIC. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

The ability to sell investments held by Funding I is limited.

The Credit Facility documents place restrictions on the collateral manager’s ability to sell investments. As a result, there may be times or circumstances during which the collateral manager is unable to sell investments or take other actions that might be in our best interests.

There are significant potential conflicts of interest which could impact our investment returns.

The professionals of the Investment Adviser and Administrator serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of the Investment Adviser that may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise both currently and in the future. Accordingly, if new affiliated funds are formed, our board of directors, adviser and administrator may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Investment Corporation, a publicly-traded BDC and other managed funds, as applicable. Although the Investment Adviser endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it is forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with PennantPark Investment Corporation, and any other affiliates that the Investment Adviser currently has or forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

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

We have entered into a License Agreement with PennantPark Investment Advisers, pursuant to which the Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon sixty days’ written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name. In addition, we pay PennantPark Investment Administration, an affiliate of the Investment Adviser, our allocable portion of overhead and other expenses incurred by PennantPark Investment Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. These arrangements may create conflicts of interest that our board of directors must monitor.

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

If we issue preferred stock, debt securities or convertible debt securities the net asset value and market value of our common stock may become more volatile.

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

In order to raise additional capital, we may issue debt or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on the NASDAQ Global Select Market, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.

The trading market or market value of any publicly issued debt securities may be volatile.

If we publicly issue debt securities, they may or may not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may have a material adverse effect on the trading market for, and market value of, our publicly issued debt securities, including:

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

There also may be a limited number of buyers for our debt securities. This too may have a material adverse effect on the market value of the debt securities or the trading market for the debt securities.

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

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business. See “Regulation” for more information.

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

Terms relating to redemption may have a material adverse effect on the return on any debt securities.

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

In addition, if the subscription price or warrant exercise price is less than our net asset value per share of common stock at the time of an offering, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any such decrease in net asset value is not predictable because it is not known at this time what the subscription price, warrant exercise price or net asset value per share will be on the expiration date of such rights offering or what proportion of our common stock will be purchased as a result of any such offering.

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

We expect most of our investments may be recorded using broker/dealers quotes or at fair value as determined in good faith by our board of directors. We expect that primarily most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 820, Fair Value Measurement. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information.

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

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises, particularly at times when the market appetite for illiquid securities is substantially diminished. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

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

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our liability maturities. Funding I’s borrowings under its Credit Facility are collateralized by the assets in Funding I’s investment portfolio. A general disruption in the credit markets could result in a diminished appetite for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down Funding I’s Credit Facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

We rely in part on our over-the-counter securities, which faced liquidity constraints under recent market conditions, to provide us with adequate liquidity.

The market for other over-the-counter traded securities has weakened in the recent past as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

RISKS RELATED TO OUR INVESTMENTS

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

We intend to invest primarily in Floating Rate Loans of middle-market companies.

Floating Rate Loans. The Floating Rate Loans, which may include senior secured loans and mezzanine debt, we invest in are usually rated below investment grade or may also be unrated. Investments in Floating Rate Loans rated below investment grade are considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could reduce our net asset value and income distributions. An economic downturn would generally lead to a higher non-payment rate by portfolio companies, and a Floating Rate Loan may lose significant market value before a default occurs and we may experience losses due to the inherent illiquidity of the investments. Moreover, any specific collateral used to secure a Floating Rate Loan may decline in value or become illiquid, which would adversely affect the Floating Rate Loan’s value. Floating Rate Loans are subject to a number of risks, including liquidity risk and the risk of investing in below investment-grade, variable-rate securities.

Floating Rate Loans and other investments may consist of the following investment types:

•    Senior Secured Loans: When we extend senior secured loans, which we define to include first lien debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this will not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

•    Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured loans and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive cash prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

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

As a BDC, we may not acquire any asset other than qualifying assets, as defined under the 1940 Act, unless at the time the acquisition is made such qualifying assets represent at least 70% of the value of our total assets. Qualifying assets include investments in U.S. operating companies whose securities are not listed on a national securities exchange and companies listed on a national securities exchange subject to a maximum market capitalization of $250 million. Qualifying assets also include cash, cash equivalents, government securities and high quality debt securities maturing in one year or less from the time of investment.

We believe that most of our Floating Rate Loan investments do and will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay loans from us during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and materially harm our operating results.

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

Because we do not generally have controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately held companies, including controlling equity interests, presents certain challenges, including the lack of available or comparable information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and intend to continue to invest primarily in privately held companies. Generally, little public information exists about these companies, and we rely on the ability of our Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If they are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose value on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could have a material adverse impact on our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in Floating Rate Loans issued by our portfolio companies. The portfolio companies usually may have, or may be permitted to incur, other debt that ranks equally with, or senior to, our investments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Our investment strategy contemplates potential investments in securities of companies located outside of the United States. Investments in securities located outside the United States would not be qualifying assets under Section 55(a) of the 1940 Act. Investing in companies located outside of the United States may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Shares of BDC’s may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares may trade above and below our net asset value, or NAV. Our shares traded on the NASDAQ Global Select Market at $12.67 and $10.55 and our NAV was $13.98 and $13.44 as of September 30, 2012 and 2011, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	any loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

We intend to seek to obtain from our stockholders and they may approve a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of NASDAQ.

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

As of September 30, 2012, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

Neither our Investment Adviser, our Administrator or us is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition of results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFLT.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and monthly distributions per share since April 8, 2011.

		Closing Sales Price

Period	NAV(1)	High	Low	(Discount) of High Sales Price to NAV(2)	(Discount) of Low Sales Price to NAV(2)	Dividends Declared

Fiscal Year Ended September 30, 2012

Fourth quarter	13.98	13.03	10.01	(7)	(28)	0.240

Third quarter	13.94	11.93	11.46	(14)	(18)	0.235

Second quarter	14.12	12.10	10.52	(14)	(25)	0.225

First quarter	13.68	11.03	10.01	(19)	(27)	0.210

Fiscal Year Ended September 30, 2011

Fourth quarter	13.44	12.85	10.34	(4)	(23)	0.200

Third quarter (3)	14.06	13.70	12.27	(3)	(13)	0.050

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as the discount (difference between NAV and relevant closing price) to the high or low closing sales price divided by the quarter end NAV.
(3)	From April 8, 2011 (commencement of trading) to June 30, 2011.

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded and may continue to trade below our NAV. Our shares traded on the NASDAQ Global Select Market at $12.67 and $10.55 and our NAV was $13.98 and $13.44, as of September 30, 2012 and 2011, respectively. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future. As of November 13, 2012 we had three stockholders of record.

DISTRIBUTIONS

We intend to continue making monthly distributions to our stockholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since our inception.

Record Dates	Payment Dates	Dividends Declared
Fiscal year ending September 30, 2013
December 21, 2012	January 2, 2013	$0.0825
November 20, 2012	December 3, 2012	0.0825
October 19, 2012	November 1, 2012	0.0825

		$0.2475
Fiscal year ended September 30, 2012
September 20, 2012	October 1, 2012	$0.0800
August 20, 2012	September 4, 2012	0.0800
July 20, 2012	August 1, 2012	0.0800
June 21, 2012	July 2, 2012	0.0800
May 22, 2012	June 1, 2012	0.0800
April 20, 2012	May 1, 2012	0.0750
March 22, 2012	April 2, 2012	0.0750
February 20, 2012	March 1, 2012	0.0750
January 20, 2012	February 1, 2012	0.0750
December 23, 2011	January 3, 2012	0.0700
November 21, 2011	December 1, 2011	0.0700
October 21, 2011	November 1, 2011	0.0700

Total		$0.9100
Fiscal year ended September 30, 2011
September 23, 2011	October 3, 2011	$0.0700
August 22, 2011	September 1, 2011	0.0700
July 22, 2011	August 1, 2011	0.0600
June 24, 2011	July 1, 2011	0.0500

Total		$0.2500

In January 2013, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

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

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2012.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 8, 2011 (commencement of trading) through September 30, 2012. The graph assumes that, on April 8, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

We have derived the financial information below from our audited and unaudited financial data and, in the opinion of management, such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of such periods. The Consolidated Statement of Operations data, Per share data and data for the fiscal year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011 are derived from our financial statements which have been audited by KPMG LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011
(Dollar amounts in thousands, except per share data)
Consolidated Statement of operations data:
Total investment income	$12,099	$2,947
Net Expenses before Credit Facility debt issuance and excise taxes	5,435	1,260

Total expenses after Credit Facility debt issuance and excise taxes	5,789	2,626
Net investment income	6,310	320
Net realized and unrealized gain (loss)	5,651	(3,793)
Net increase (decrease) in net assets resulting from operations	11,961	(3,473)
Per share data:(1)
Net asset value (at period end)	13.98	13.44

Net investment income	0.92	0.05

Net realized and unrealized gain (loss)	0.83	(0.56)

Net increase (decrease) in net assets resulting from operations	1.75	(0.51)

Distributions declared(2)	0.91	0.25

Statement of Assets and Liabilities data (at period end):
Total assets	178,367	121,075
Total investment portfolio	171,834	110,724
Credit Facility payable, at fair value	75,123	24,650
Payable for investments and unfunded investments	3,358	3,313
Total net asset value	95,744	92,072
Other data:

Total return * (3)	29.43%	(28.13)%

Number of portfolio companies (at period end) (4)	61	38

Yield on debt portfolio (at period end) (4)	8.6%	8.0%

*	Not annualized for a period of less than a year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	Determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Unaudited.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act, and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans, and other instruments made to U.S. middle-market private companies whose debt is rated below investment grade.

We believe that Floating Rate Loans to U.S. middle-market private companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in public middle-market U.S. companies that are thinly traded or have a small market-capitalization. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leverage loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest which may, from time to time, include variable rate derivative instruments. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and to a lesser extent equity investments. Our investment size may generally range between $1 million and $10 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

Organization and Structure of PennantPark Floating Rate Capital, Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized in October 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we elected to be treated, and intend to qualify annually, as a RIC, under the Code.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold. Capital gains if any, are recorded on a trade date basis on investments. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, OID, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees.

Expenses

Our primary operating expenses include the payment of management and incentive fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2012, our portfolio totaled $171.8 million and consisted of $150.2 million of senior secured loans, $12.0 million of second lien secured debt and $9.6 million of subordinated debt, preferred and common equity investments. Our debt portfolio consisted of 85% variable-rate investments (including 81% with a LIBOR or prime floor) and 15% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $0.3 million. Our overall portfolio consisted of 61 companies with an average investment size of $2.8 million, a weighted average yield on debt investments of 8.6%, and was invested 87% in senior secured loans, 7% in second lien secured debt and 6% in subordinated debt and preferred and common equity investments.

As of September 30, 2011, our portfolio totaled $110.7 million and consisted of $91.4 million of senior secured loans, $12.2 million of second lien secured debt, $7.1 million of subordinated debt and preferred and common equity investments. Our debt portfolio consisted of 84% variable-rate investments (including 78% with a LIBOR or prime floor) and 16% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $4.1 million. Our overall portfolio consisted of 38 companies with an average investment size of $2.9 million, a weighted average yield on debt investments of 8.0%, and was invested 83% in senior secured loans, 11% in second lien secured debt, 6% in subordinated debt and in preferred and common equity investments.

For the fiscal year ended September 30, 2012, we purchased $128.7 million of investments issued by 47 new and seven existing portfolio companies with a weighted average yield of 8.9% on debt investments. For the same period sales and repayments of investments generated proceeds of $71.5 million.

For the period from March 4, 2011 (commencement of operations) to September 30, 2011, we purchased $147.5 million of investments issued by 50 portfolio companies with a weighted average yield of 7.6% on debt investments. For the same period sales and repayments of investments generated proceeds of $33.2 million.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

We expect that there may not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy described in this Report and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different from our valuations and the differences may be material.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material. A review of fair value hierarchy classifications in conducted on a quarterly basis.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, for the year ended September 30, 2012 we incurred and expensed up-front fees of $0.3 million which represents transaction costs and expenses related to the amendment of the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the year ended September 30, 2012 and for the period from March 4, 2011 (commencement of operations) to September 30, 2011, the Credit Facility had a net change in unrealized appreciation of $0.4 million and zero, respectively. As of September 30, 2012 and 2011, the Credit Facility had unrealized appreciation of $0.4 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount, and market discount or premium are capitalized, and we then amortize such amounts as interest income or expense, as applicable, using the effective interest method. We record contractual prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of net realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

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

Recent Tax Developments

Recently enacted legislation may require certain non-corporate U.S. holders to pay a 3.8% Medicare tax on, among other things, interest on and capital gains from the sale, exchange, redemption or retirement of our common stock. This legislation would apply for taxable years beginning after December 31, 2012. U.S. holders should consult their own tax advisors regarding the effect, if any, of this legislation.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the year ended September 30, 2012 and the period from March 4, 2011 (commencement of operations) to September 30, 2011.

Investment Income

Investment income for the year ended September 30, 2012 was $12.1 million and was primarily attributable to $9.9 million from senior secured loans, $1.0 million from second lien secured debt investments and $1.2 million from subordinated debt investments. This compares to investment income for the period March 4, 2011 (commencement of operations) to September 30, 2011, which was $2.9 million, and was attributable to $2.3 million from senior secured loan investments, $0.5 million from second lien secured debt investments, and $0.1 million from subordinated debt investments. The increase in interest income over the prior year was due to both a full year of operation and the increased size of our portfolio.

Expenses

Expenses for the year ended September 30, 2012 totaled $5.8 million. Base management fees for the same period totaled $1.5 million, performance-based incentive fees totaled $0.6 million (including $0.3 million accrued but not to be paid under GAAP unless the net unrealized gains are realized), Credit Facility expenses totaled $1.8 million (including $0.3 million of amendment expenses) and general and administrative expenses totaled $1.9 million. We expect our Credit Facility expenses and management fees to continue to increase as a result of growth in our portfolio. Additionally, general and administrative costs increased over the prior year due to a full year of operations.

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

Net Investment Income

Net investment income totaled $6.3 million, or $0.92 per share, for the year ended September 30, 2012. This compares to net investment income which totaled $0.3 million or $0.05 per share for the period March 4, 2011 (commencement of operations) to September 30, 2011.

Net Realized Gains or Losses

Sales and repayments of investments for the year ended September 30, 2012 totaled $71.5 million and realized gains totaled $0.9 million, due to sales and repayments of our debt investments. This compares to sales and repayments of long-term investments for the period March 4, 2011 (commencement of operations) to September 30, 2011 which totaled $33.2 million and net realized gains which totaled $0.3 million. The increase in sales and repayments of investments was due to shorter-term investment opportunities.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, we reported unrealized appreciation (depreciation) on investments of $4.4 million and $(4.1) million, respectively. As of September 30, 2012 and September 30, 2011, net unrealized appreciation (depreciation) on investments totaled $0.3 million and $(4.1) million, respectively. Net change in unrealized appreciation on investments over the prior year was the result of changes in the overall leveraged finance markets.

For the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, our long-term Credit Facility had a change in unrealized depreciation of $0.4 million and zero, respectively. As of September 30, 2012 and September 30, 2011, net unrealized depreciation on our long-term Credit Facility totaled $0.4 million and zero, respectively. The net change in unrealized appreciation on the Credit Facility over the prior year was due to amending the terms and changes in the leveraged finance markets.

Net Increase or Decrease in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $12.0 million, or $1.75 per share, respectively, for the year ended September 30, 2012. This increase in net assets from operations was due to the continued growth in net investment income and both realized and unrealized appreciation on investments. We continue to find both long-term and short-term investment opportunities to grow net assets from operations.

Net decrease in net assets resulting from operations totaled $3.5 million, or $0.51 per share for the period March 4, 2011 (commencement of operations) to September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from public offerings, Credit Facility, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our Credit Facility, the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

In May 2012, Funding I amended and restated its Credit Facility with affiliates of SunTrust Bank, or the Lender, to extend the maturity date to May 2017 and reinvestment period to May 2015 while increasing our investment flexibility under the Credit Facility. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of September 30, 2012 and September 30, 2011, Funding I had $75.5 million and $24.7 million of outstanding borrowings under the Credit Facility, and carried an interest rate of 2.47% and 2.53%, exclusive of the 0.375% and 0.500% undrawn commitment fee, respectively.

During the Credit Facility’s first three years beginning in May 2012, or the revolving period, the Credit Facility bears interest at LIBOR plus 225 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in May 2017. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not permitted to be used for assets or liabilities for such compliance reporting). For a complete list of such covenants see the amended and restated revolving credit and security agreement included as an exhibit to form 10-Q filed on August 9, 2012. As of September 30, 2012, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our Asset Coverage Ratio is in compliance. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility. As of September 30, 2012 and 2011, our asset coverage ratios were 227% and 474%, respectively.

Our interest in Funding I (other than the management fees) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager.

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

At September 30, 2012 and 2011, we had cash equivalents of $3.8 million and $7.0 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $47.8 million for the year ended September 30, 2012, and our financing activities provided net cash proceeds of $44.7 million for the same period. Our operating activities used cash primarily for net investing that was provided from net draws under the Credit Facility.

Our operating activities used cash of $113.7 million for the period March 4, 2011 (commencement of operations) to September 30, 2011, and our financing activities provided net cash proceeds of $120.7 million for the same period. Our operating activities used cash primarily for investing that was provided from, primarily, proceeds from our initial public offering of common stock and draws under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2012 including, borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$75.5	$—	$—	$75.5	$—
Accrued sales load charges	2.1	2.1	—	—	—

Total contractual obligations	$77.6	$2.1	$—	$75.5	$—

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was approved by our board of directors, including a majority of our independent directors, in March 2011, PennantPark Investment Advisers serves as our Investment Adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was approved by our board of directors, including a majority of our independent directors, in March 2011, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012, our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. Accordingly, for the fiscal year ended September 30, 2012, we have accrued such sales load as it is probable that we will meet the 1.75% Pre-Incentive Fee Net Investment Income hurdle for the fourth consecutive calendar quarter ending on December 31, 2012.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e. net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity.

During the year ended September 30, 2012, we declared distributions of $0.91 per share for total distributions of $6.2 million. For the period March 4, 2011 (commencement of operations) to September 30, 2011, we declared distributions of $0.25 per share for a total distribution of $1.7 million. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2012, our debt portfolio consisted of 85% variable-rate investments (including 81% with a LIBOR or prime floor) and 15% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities were to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statement of Assets and Liabilities and other business developments that could affect net increase in net assets resulting from operations, or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

Page
Management’s Report on Internal Control Over Financial Reporting	53

Report of Independent Registered Public Accounting Firm	54

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	55

Consolidated Statements of Assets and Liabilities as of September 30, 2012 and 2011	56

Consolidated Statements of Operations for the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011	57

Consolidated Statements of Changes in Net Assets for the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011	58

Consolidated Statements of Cash Flows for the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011	59

Consolidated Schedules of Investments as of September 30, 2012 and September 30, 2011	60

Notes to the Consolidated Financial Statements	64

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital, Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2012. This report appears on page 55.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”), including the consolidated schedules of investments as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2012 by correspondence with the custodians and portfolio companies or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Floating Rate Capital Ltd. and its Subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Floating Rate Capital, Ltd. and its Subsidiary’s, internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 14, 2012

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 53 of the Annual Report on Form 10-K, and Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PennantPark Floating Rate Capital, Ltd. and its Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary, including the schedules of investments as of September 30, 2012 and 2011, and the related statements of operations, changes in net assets, and cash flows for the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011 and our report dated November 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 14, 2012

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	September 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$171,578,009 and $114,829,621, respectively)	$171,834,400	$110,724,241
Cash equivalents (See Note 7)	3,845,803	6,987,450
Interest receivable	1,388,867	732,695
Receivable for investments sold	986,278	2,467,500
Prepaid expenses and other assets	311,313	163,374

Total assets	178,366,661	121,075,260

Liabilities
Distributions payable	548,053	479,547
Payable for investments purchased	3,357,500	990,000
Unfunded investments	—	2,323,250
Credit Facility payable (cost—$75,500,000 and $24,650,000, respectively) (See Notes 5 and 10)	75,122,500	24,650,000
Interest payable on Credit Facility	161,550	150,246
Management fee payable (See Note 3)	424,747	266,432
Performance-based incentive fees payable (See Note 3)	506,314	—
Accrued other expenses	447,120	143,680
Accrued sales load charges (See Note 3)	2,055,000	—

Total liabilities	82,622,784	29,003,155

Net Assets
Common stock, 6,850,667 shares are issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	6,851	6,851
Paid-in capital in excess of par value	95,192,222	97,251,174
Distributions in excess of net investment income	(1,313,000)	(1,392,528)
Accumulated net realized gain on investments	1,223,913	311,988
Net unrealized appreciation (depreciation) on investments	256,391	(4,105,380)
Net unrealized appreciation on Credit Facility	377,500	—

Total net assets	$95,743,877	$92,072,105

Total liabilities and net assets	$178,366,661	$121,075,260

Net asset value per share	$13.98	$13.44

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011
Investment income:
From non-controlled, non-affiliated investments:
Interest	$11,856,483	$2,946,599
Other income	242,065	—

Total income	12,098,548	2,946,599

Expenses:
Base management fee (See Note 3)	1,494,616	365,433
Performance-based incentive fees (Note 3)	564,540	—
Interest and expenses on the Credit Facility (See Note 10)	1,482,339	155,913
Administrative services expenses (See Note 3)	583,613	182,995
Other general and administrative expenses	1,310,084	556,076

Expenses before Credit Facility costs and excise tax expense	5,435,192	1,260,417
Credit Facility issuance costs (See Note 10)	311,648	1,366,043
Excise tax	42,027	—

Total expenses	5,788,867	2,626,460

Net investment income	6,309,681	320,139

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	911,925	311,988
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	4,361,772	(4,105,380)
Credit Facility appreciation (See Note 5)	377,500	—

Net change in unrealized appreciation (depreciation) on investments and Credit Facility	4,739,272	(4,105,380)

Net realized and unrealized gain (loss) from investments and Credit Facility	5,651,197	(3,793,392)

Net increase (decrease) in net assets resulting from operations	$11,960,878	$(3,473,253)

Net increase (decrease) in net assets resulting from operations per common share (See Note 6)	$1.75	$(0.51)

Net investment income per common share	$0.92	$0.05

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended September 30, 2012	For the period March 04, 2011 (commencement of operations) to September 30, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income	$6,309,681	$320,139
Net realized gain on investments	911,925	311,988
Net change in unrealized appreciation (depreciation) on investments	4,361,772	(4,105,380)
Net change in unrealized appreciation on Credit Facility	377,500	—

Net increase (decrease) in net assets resulting from operations	11,960,878	(3,473,253)

Distributions to stockholders:
Distributions	(6,234,106)	(1,712,667)

Capital Transactions:
Proceeds from issuance of common stock	—	102,760,000
Accrued sales load charges (See Notes 1 and 3)	(2,055,000)	(5,501,975)

Net (decrease) increase in net assets resulting from capital transactions	(2,055,000)	97,258,025
Net increase in net assets	3,671,772	92,072,105

Net assets:
Beginning of period	$92,072,105	$—

End of period	$95,743,877	$92,072,105

Distributions in excess of net investment income, end of period	$(1,313,000)	$(1,392,528)

Capital Share Activity:
Issuance of shares from offerings	—	6,850,667

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2012	For the period March 04, 2011 (commencement of operations) to September 30, 2011
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,960,878	$(3,473,253)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(4,361,772)	4,105,380
Net change in unrealized appreciation on Credit Facility	(377,500)	—
Net realized gain on investments	(911,925)	(311,988)
Net accretion of discount and amortization of premium	(704,452)	(136,975)
Purchase of investments	(128,673,695)	(147,545,077)
Payment-in-kind interest	(119,552)	(42,074)
Proceeds from dispositions of investments	71,499,356	33,206,493
Decrease (increase) in receivable for investments sold	1,481,222	(2,467,500)
(Increase) in interest receivable	(656,172)	(732,695)
(Increase) in prepaid expenses and other assets	(147,939)	(163,374)
Increase in payable for investments purchased	2,367,500	990,000
(Decrease) increase in unfunded investments	(161,370)	2,323,250
Increase in interest payable on Credit Facility	11,304	150,246
Increase in management fee payable	158,315	266,432
Increase in performance-based incentive fees payable	506,314	—
Increase in accrued expenses	303,440	143,680

Net cash used by operating activities	(47,826,048)	(113,687,455)

Cash flows from financing activities:
Proceeds from offerings	—	102,760,000
Offering costs	—	(5,501,975)
Distributions paid to stockholders	(6,165,599)	(1,233,120)
Borrowings under Credit Facility (See Notes 5 and 10)	97,650,000	29,000,000
Repayments under Credit Facility (See Notes 5 and 10)	(46,800,000)	(4,350,000)

Net cash provided by financing activities	44,684,401	120,674,905
Net (decrease) increase in cash equivalents	(3,141,647)	6,987,450

Cash equivalents, beginning of period	6,987,450	—
Cash equivalents, end of period	$3,845,803	$6,987,450

Supplemental disclosure of cash flow information:
Interest paid	$1,471,035	$5,556

Taxes paid	$3,952	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—179.5%(3),(4) First Lien Secured Debt—156.9%

Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800	214,286	$214,838	$214,018
Archipelago Learning, Inc.	05/17/2018	Media, Broadcasting and Subscription	7.50%		L+600	987,500	959,574	987,500

Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,977,500	2,937,079	2,962,613
Attachmate Corporation	11/22/2017	High Tech Industries	7.25%		L+575	2,943,750	2,888,381	2,960,309
Autoparts Holdings Limited	07/28/2017	Automotive	6.50%		L+500	990,000	985,747	987,525
Blue Coat Systems, Inc.	02/15/2018	High Tech Industries	7.50%		L+600	3,975,000	3,902,979	4,014,750
C.H.I. Overhead Doors, Inc.	08/17/2017	Consumer Goods: Durable	7.25%		L+575	3,866,119	3,801,408	3,859,675
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,733,125	3,673,063	3,677,128
Document Technologies, Inc.	12/01/2016	Business Services	6.50%		L+500	990,000	981,827	987,525
DS Waters of America, Inc.	08/29/2017	Beverage, Food and Tobacco	10.50%		L+900	3,980,000	3,904,846	4,109,350
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	950,104	946,081	945,353
EIG Investors Corp.	04/20/2018	High Tech Industries	7.75%		L+625	3,990,000	3,952,867	4,009,950
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	1,995,000	1,975,762	2,004,975
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	8.00%		L+650	3,000,000	2,884,003	2,962,500
Fundtech (US FT HOLDCO, INC.)	11/30/2017	Business Services	7.50%		L+600	2,977,500	2,898,672	2,977,500
GFA Brands, Inc.	07/02/2018	Beverage, Food and Tobacco	7.00%		L+575	1,995,000	1,956,496	2,012,456
Graton Economic Development Authority(8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,120,000
Gundle/SLT Environmental, Inc.	05/27/2016	Environmental Industries	7.00%		L+550	2,956,829	2,933,351	2,934,653
Healogics, Inc. (f/k/a National Healing Corp.)	11/30/2017	Healthcare and Pharmaceuticals	8.25%		L+675	4,962,500	4,742,008	4,925,281
HMK Intermediate Holdings LLC	04/01/2019	Retail	7.25%		L+600	2,985,000	2,929,228	2,992,463

Howard Berger Co. LLC	08/03/2017	Wholesale	7.00%		L+575	2,743,125	2,702,953	2,715,694
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,963,159	2,125,000
Ikaria, Inc.	06/22/2016	Healthcare and Pharmaceuticals	7.75%		L+650	1,700,000	1,691,500	1,649,000
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.59	%(9)	L+338	6,836,508	6,534,349	5,247,020
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+775	5,476,250	5,512,699	5,558,394

KIK Custom Products Inc. (6), (8)	06/02/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,937,500	4,845,282	4,863,438
Medpace Intermediateco, Inc.	06/19/2017	Business Services	6.50%		L+500	1,844,649	1,821,373	1,766,252
MModal Inc.	08/16/2019	Business Services	6.75%		L+550	3,400,000	3,349,374	3,351,125
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	3,950,000	3,916,596	3,921,611

MOSAID Technologies Incorporated (6)	12/23/2016	High Tech Industries	8.50%		L+700	2,887,500	2,826,368	2,887,500
MX USA, INC and KAN-DI-KI, LLC	05/01/2017	Healthcare and Pharmaceuticals	6.50%		L+525	2,985,000	2,943,607	2,955,150
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	987,500	973,817	997,375
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,496,250	1,467,389	1,492,509
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	5.00 (PIK 1.00	% %)	L+400	5,497,407	4,931,995	4,439,156
Potter’s Holdings II, L.P.	05/08/2017	Containers, Packaging and Glass	6.00%		L+450	1,975,000	1,958,715	1,967,594
Pro Mach, Inc.	07/06/2017	Capital Equipment	6.25%		L+475	978,077	970,036	967,889
Renaissance Learning, Inc.	10/19/2017	Media: Broadcasting and Subscription	7.75%		L+625	1,980,000	1,909,788	1,994,850
Rocket Software, Inc.	02/08/2018	High Tech Industries	7.00%		L+550	3,970,000	3,898,141	3,970,000
Sabre Industries, Inc.	08/24/2018	Construction and Building	7.00%		L+575	3,000,000	2,955,509	2,973,126
Securus Technologies, Inc.	05/31/2017	Telecommunications	6.50%		L+525	2,962,500	2,938,182	2,960,648
Seven Seas Cruises S. DE R.L.	12/21/2018	Hotel, Gaming and Leisure	6.25%		L+500	1,500,000	1,485,300	1,505,625
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.00%		L+550	2,962,512	2,939,052	2,932,887
Tekelec Global, Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	150,000	147,935	150,000
Tekelec Global, Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	1,875,000	1,823,914	1,914,375
Triple Point Technology, Inc.	10/27/2017	High Tech Industries	8.00%		L+650	992,500	958,036	992,500
UniTek Global Services, Inc.	04/16/2018	Telecommunications	9.00%		L+750	1,995,000	1,935,550	1,950,113
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475	2,962,500	2,938,318	2,844,000
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,481,250	1,474,945	1,466,438
Vantage Specialties, Inc.	02/09/2018	Chemicals, Plastics and Rubber	7.00%		L+550	2,985,000	2,930,559	2,999,925
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,187,556	4,147,483	4,187,556

Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%		P+450	2,970,000	2,940,842	2,643,300

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
W3 CO.	10/31/2017	Energy: Oil and Gas	7.50%		L+625	1,985,000	1,916,035	1,982,519
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,465,000	3,434,281	3,456,338
WCA Waste Corporation	03/23/2018	Environmental Industries	5.50%		L+425	995,000	985,787	998,316
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,400,000	3,332,763	3,417,000
Yonkers Racing Corporation (5), (8)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,288,196	4,320,000

Total First Lien Secured Debt							150,258,038	150,209,747

Second Lien Secured Debt—12.6%
American Gilsonite Company (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	$3,000,000	$3,082,500
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%		L+900	1,000,000	995,180	900,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,666,000	1,691,500
Mood Media Corporation (6)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,486,780	1,475,250
ROC Finance LLC and ROC Finance 1 Corp (8)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,969,103	2,320,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	991,580	996,250
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,560,000

Total Second Lien Secured Debt							11,608,643	12,025,500

Subordinated Debt/Corporate Notes—8.7% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,782,015	2,788,000
Document Technologies, Inc.	12/01/2017	Business Services	13.00%		—	1,000,000	980,074	1,000,000
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food and Tobacco	14.25 (PIK 2.25	% %)	—	4,508,719	4,432,092	4,508,719

Total Subordinated Debt/Corporate Notes							9,194,181	8,296,719

Preferred Equity/Partnership Interests—0.2% (7), (8)
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%		—	176	110,697	200,571

Common Equity/Partnership Interests—1.1% (7), (8)
Titan Private Holdings I, LLC (Tekelec Global, Inc.)	—	Telecommunications	—		—	401,797	401,450	1,091,018
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—		—	8	5,000	10,845

Total Common Equity							406,450	1,101,863
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							171,578,009	171,834,400
Cash Equivalents—4.0%							3,845,803	3,845,803

Total Investments and Cash Equivalents—183.5%							$175,423,812	$175,680,203

Liabilities in Excess of Other Assets—(83.5)%								(79,936,326)
Net Assets—100.0%								$95,743,877

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—120.2%(3),(4)
First Lien Secured Debt—99.2%
Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800	1,209,524	$1,213,365	$1,215,571
Artel, LLC	06/01/2016	Telecommunications	5.50%		L+425	987,500	978,043	972,688
Autoparts Holdings Limited	07/29/2017	Automotive	6.50%		L+500	1,000,000	995,085	992,500
Chester Downs and Marina, LLC (5)	07/31/2016	Hotel, Gaming and Leisure	12.38%		L+988	478,873	488,220	476,878

C.H.I. Overhead Doors, Inc.	08/17/2017	Consumer Goods: Durable	7.25%		L+575	4,000,000	3,921,236	3,900,000
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	987,500	982,590	967,750
Ernest Health, Inc.	05/13/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,966,250	2,939,107	2,936,587
Frac Tech International, LLC (5)	05/06/2016	Energy: Oil and Gas	6.25%		L+475	2,073,930	2,054,330	2,033,747

Gundle/SLT Environmental, Inc.	05/27/2016	Environmental Industries	7.01%		L+550	2,992,500	2,964,467	2,812,950
Harmony Foods Corporation (5), (6), (11)	05/01/2016	Beverage, Food and Tobacco	10.00%		—	2,000,000	2,000,000	1,990,000

Insight Global, Inc.	08/16/2017	Business Services	6.50%		L+500	2,493,750	2,481,331	2,475,047
Instant Web, Inc. (5), (7)	08/07/2014	Media: Advertising, Printing and Publishing	3.61%		L+338	6,981,823	6,523,240	6,283,641
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	5,476,250	5,525,637	5,202,437
KAR Auction Services, Inc. (5)	05/19/2017	Automotive	5.00%		L+375	2,992,500	2,978,487	2,895,244
KIK Custom Products Inc. (5), (7)	05/31/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,987,500	4,847,186	4,713,187

Medpace Holdings, Inc.	06/17/2017	Business Services	6.50%		L+500	1,995,000	1,966,025	1,895,250
Mood Media Corporation (7)	05/06/2018	Media: Diversified and Production	7.00%		L+550	3,990,000	3,951,886	3,670,800

Penton Media, Inc. (5)	08/01/2014	Media: Diversified and Production	5.00	%(8)	L+400	5,498,048	4,675,936	3,802,818

Potter’s Holdings II, L.P.	05/08/2017	Containers, Packaging and Glass	6.00%		L+450	1,995,000	1,976,257	1,900,237
Pro Mach, Inc.	07/06/2017	Capital Equipment	6.25%		L+475	997,500	987,986	982,537
Securus Technologies, Inc.	05/31/2017	Telecommunications	5.25%		L+400	2,992,500	2,963,597	2,891,503
Select Medical Corporation (5)	06/01/2018	Business Services	5.50%		L+375	2,992,500	2,963,943	2,708,212
Sotera Defense Solutions, Inc.	04/22/2017	Aerospace and Defense	7.00%		L+550	2,992,500	2,964,848	2,917,688
Tank Intermediate Holding Corp.	04/15/2016	Containers, Packaging and Glass	5.00%		L+375	1,835,472	1,831,420	1,807,940

Terex Corporation	04/28/2017	Capital Equipment	5.50%		L+400	2,000,000	1,980,598	1,962,500
Triple Point Technology, Inc.	04/14/2016	High Tech Industries	6.25%		L+475	4,968,750	4,923,769	4,819,688
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475	2,992,500	2,964,110	2,827,913
U.S. Healthworks Holding Company, Inc.	06/15/2016	Healthcare and Pharmaceuticals	6.25%		L+475	2,992,500	2,964,480	2,887,763
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,496,250	1,489,223	1,406,475
Viamedia Services Corp. (5)	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,750,000	4,694,273	4,690,625
Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%		P+450	2,992,500	2,963,172	2,812,950
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,500,000	3,465,501	3,430,000
Yonkers Racing Corporation (11), (6), (5)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,355,966	4,080,000

Total First Lien Secured Debt							94,975,314	91,363,126

Second Lien Secured Debt—13.3%
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%		L+900	1,000,000	995,000	985,000
Ernest Health, Inc. (5)	05/13/2017	Healthcare and Pharmaceuticals	10.25%		L+850	4,000,000	3,942,406	3,940,000
Mood Media Corporation (5),(7)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,485,581	1,380,000

ROC Finance LLC and ROC Finance 1 Corp (5)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,965,834	2,020,000
Sensus USA Inc.(5)	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	990,624	960,000
Seven Seas Cruises (11), (6), (7), (5)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	3,000,000	3,000,000	2,970,000

Total Second Lien Secured Debt							12,379,445	12,255,000

Subordinated Debt/Corporate Notes—7.6%
Affinion Group Holdings, Inc. (5),(11)	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	1,500,000	1,524,891	1,155,000
TrustHouse Services Group, Inc. (11),(7),(5)	07/31/2018	Beverage, Food and Tobacco	14.00	%(8)	—	3,762,500	3,688,091	3,687,250
TrustHouse Services Group, Inc. (11),(9),(5)	07/31/2018	Beverage, Food and Tobacco	—		—	2,206,000	2,161,880	2,161,880

Total Subordinated Debt/Corporate Notes							7,374,862	7,004,130

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Preferred Equity/Partnership Interests—0.1% (5),(10)
TrustHouse Services Holdings, LLC	—	Beverage, Food and Tobacco	12.50%	—	158	$95,000	$96,985
(TrustHouse Services Group, Inc.)
Common Equity—0.0% (5),(10)
TrustHouse Services Holdings, LLC	—	Beverage, Food and Tobacco	—	—	8	5,000	5,000
(TrustHouse Services Group, Inc.)

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						114,829,621	110,724,241

Cash Equivalents—7.6%						6,987,450	6,987,450

Total Investments and Cash Equivalents—127.8%						$121,817,071	$117,711,691

Liabilities in Excess of Other Assets—(27.8%)							(25,639,586)

Net Assets—100.0%							$92,072,105

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or Prime and its coupon is subject to a LIBOR or Prime rate floor.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(6)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(7)	Non-U.S. company or principal place of business outside the United States.
(8)	Coupon is payable in cash and/or through payment-in-kind, or PIK.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-income producing securities.
(11)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the 1940 Act.

Our investment objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans and other instruments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans or variable-rate investments are loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread over it. Under normal market conditions, we generally expect that at least 80% of the value of our “Managed Assets,” which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and, to a lesser extent, equity investments.

In April 2011, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” Also in April 2011, we issued 6,700,000 shares of common stock, and in May 2011, the underwriters exercised their overallotment option and purchased an additional 150,000 shares of common stock, resulting in total gross proceeds of $102.8 million. After deducting the underwriters’ discount, or the sales load, of $5.1 million, we received net proceeds of $97.7 million from our initial public offering. The underwriters agreed to reimburse, and have paid us, $0.4 million of the estimated $1.0 million of offering expenses. In March 2011, we sold 667 shares of common stock for $10,000 ($15.00 per share) to the Investment Adviser.

We entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I, in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $100.0 million at LIBOR plus 225 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions, if any. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

SEPTEMBER 30, 2012

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(c) Income Taxes

Since March 2011, PennantPark Floating Rate Capital Ltd. has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and has elected to be treated as a regulated investment company, or RIC. As a result, PennantPark Floating Rate Capital Ltd. accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. We recognize in our Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we expect to file federal and state tax returns, our major tax jurisdiction is federal. Our tax return for our federal tax year 2011 remain subject to examination by the Internal Revenue Service.

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

(f) Asset Transfers and Servicing

Asset transfers that do not meet ASC 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statement of Assets and Liabilities as investments. The creditors of Funding I have received a security interest in any its assets and are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. (or any affiliate of the Company).

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills, temporary draws under any Credit Facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, or “average adjusted gross assets,” if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Base management fees for any partial month or quarter are appropriately pro-rated. For the fiscal year ended September 30, 2012, and for the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned base management fees of $1.5 million and $0.4 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. The performance based incentive fee on net investment income due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the year ended September 30, 2012 resulted in an accrual of $0.3 million. For the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned no performance based incentive fee on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. The performance-based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the year ended September 30, 2012, and for the period March 4, 2011 (commencement of operations) to September 30, 2011, resulted in no accruals.

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The performance based incentive fee on our unrealized and realized capital gains due to our Investment Adviser for the year ended September 30, 2012 resulted in an accrual of $0.3 million. For the period March 4, 2011 (commencement of operations) to September 30, 2011, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and resulted in no accrual under GAAP.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

We entered into the Administration Agreement with the Administrator which was approved by our board of directors, including a majority of the independent directors, in March 2011. Under this agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the year ended September 30, 2012, the Investment Adviser and Administrator, collectively, were reimbursed approximately $0.2 million, from us, including expenses incurred by the Investment Adviser on behalf of the Administrator, for the services described above. For the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser and Administrator, collectively, were reimbursed approximately $0.1 million from us, including expenses it incurred on behalf of the Administrator, for services described above.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. If one or more of these events does not occur on or before April 7, 2014, we will not be obligated to repay this amount. We will repay such amount to the Investment Adviser in cash, and the Investment Adviser has agreed to use such payment to purchase shares of our common stock in the secondary market. In connection with the sales load paid by the Investment Adviser more fully described above and based on actual returns as of September 30, 2012, as well as the likelihood of future activity that may generate additional returns, management determined that the 7.0% return on Pre-Incentive Fee Net Investment Income for four consecutive calendar quarter periods was probable. Accordingly, we recorded a liability for this $2.1 million of accrued sales load charges. Management continues to assess performance to determine whether the 7.0% return on Pre-Incentive Fee Net Investment Income will continue to be probable.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the year ended September 30, 2012 totaled $128.8 million. Sales and repayments of long-term investments for the year ended September 30, 2012 totaled $71.5 million. Purchases of long-term investments, including PIK, for the period March 4, 2011 (commencement of operations) to September 30, 2011, totaled $147.5 million. Sales and repayments for the same period totaled $33.2 million.

Investments and cash equivalents consisted of the following:

	September 30, 2012		September 30, 2011
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$150,258,038	$150,209,747	$94,975,314	$91,363,126
Second lien	11,608,643	12,025,500	12,379,445	12,255,000
Subordinated debt / corporate notes	9,194,181	8,296,719	7,374,862	7,004,130
Preferred and common equity	517,147	1,302,434	100,000	101,985

Total investments	171,578,009	171,834,400	114,829,621	110,724,241
Cash equivalents	3,845,803	3,845,803	6,987,450	6,987,450

Total investments and cash equivalents	$175,423,812	$175,680,203	$121,817,071	$117,711,691

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of September 30:

Industry Classification	2012	2011
High Tech Industries	11%	4%
Business Services	10	10
Healthcare and Pharmaceuticals	8	10
Hotel, Gaming and Leisure	8	9
Beverage, Food and Tobacco	6	7
Chemicals, Plastics and Rubber	6	5
Consumer Goods: Non-Durable	6	4
Media: Diversified and Production	6	8
Media: Advertising, Printing and Publishing	5	10
Telecommunications	5	5
Consumer Goods: Durable	4	8
Consumer Services	3	2
Aerospace and Defense	2	3
Automotive	2	4
Construction and Building	2	—
Containers, Packaging and Glass	2	3
Environmental Industries	2	2
Media: Broadcasting and Subscription	2	—
Metals and Mining	2	—
Retail	2	—
Wholesale	2	—
Energy: Oil and Gas	—	2
All Other	4	4

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the fiscal year ended September 30, 2012 and the period March 4, 2011 (commencement of operations) to September 30, 2011, our ability to observe valuation inputs has resulted in no reclassification of assets amongst Levels 1, 2 and 3.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. ASU 2011-04 was effective for interim and annual periods after December 15, 2011. The Company adopted ASU 2011-04 on December 31, 2011. In accordance with ASU 2011-04 and as outlined in the table below, our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The remainder of our portfolio, including our long-term Credit Facility, is classified and was valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

Asset Category	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$155,983,312	Market Comparable	Broker/Dealer bid quotes	1 - 6

First lien, second lien, subordinated debt/corporate notes	$11,760,650	Market Comparable	Market Yield	7.3% -15.3% (11.9%)

Preferred and common equity	$1,302,438	Enterprise Market Value	EBITDA multiple	6.5x – 8.5x (6.8x)

Total Level 3 investments	169,046,400

Long-Term Credit Facility	$75,122,500	Market Comparable	Discount rate	3.1%

Our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

	Fair Value Measurements at September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$150,209,747	$—	$—	$150,209,747
Second lien	12,025,500	—	—	12,025,500
Subordinated debt/corporate notes	8,296,719	—	2,788,000	5,508,719
Preferred and common equity	1,302,434	—	—	1,302,434

Total investments	171,834,400	—	2,788,000	169,046,400
Cash equivalents	3,845,803	3,845,803	—	—

Total investments and cash equivalents	175,680,203	3,845,803	2,788,000	169,046,400

Long-Term Credit Facility	$75,122,500	$—	$—	$75,122,500

	Fair Value Measurements at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$91,363,126	$—	$2,033,747	$89,329,379
Second lien	12,255,000	—	—	12,255,000
Subordinated debt/corporate notes	7,004,130	—	1,155,000	5,849,130
Preferred and common equity	101,985	—	—	101,985

Total investments	110,724,241	—	3,188,747	107,535,494
Cash equivalents	6,987,450	6,987,450	—	—

Total investments and cash equivalents	117,711,691	6,987,450	3,188,747	107,535,494

Long-Term Credit Facility	$24,650,000	$—	$—	$24,650,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2012
Description	First Lien	Second lien, subordinated debt and equity investments (1)	Totals
Beginning Balance, September 30, 2011	$89,329,379	$18,206,115	$107,535,494
Realized gains	630,647	278,832	909,479
Unrealized appreciation	3,543,311	1,422,002	4,965,313
Purchases, PIK and net discount accretion	114,967,516	7,945,929	122,913,445
Sales / repayments / exchanges	(58,261,106)	(9,016,225)	(67,277,331)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, September 30, 2012	$150,209,747	$18,836,653	$169,046,400

Net change in unrealized appreciation for the year ended September 30, 2012 reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$4,140,166	$1,424,404	$5,564,570

	For the period March 4, 2011 (commencement of operations) to September 30, 2011
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, March 4, 2011	$—	$—	$—
Realized gains	218,684	93,319	312,003
Unrealized appreciation	(3,591,606)	(123,301)	(3,714,907)
Purchases, PIK and net discount accretion	121,246,206	22,766,732	144,012,938
Sales / repayments	(28,543,905)	(4,530,635)	(33,074,540)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, September 30, 2011	$89,329,379	$18,206,115	$107,535,494

Net change in unrealized appreciation (depreciation) for the period reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,591,606)	$(123,301)	$(3,714,907)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying / Fair Value
	Year Ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011
Long-Term Credit Facility
Beginning Balance, September 30, 2011 (cost – $24,650,000)	$24,650,000	$—
Total unrealized depreciation included in earnings	(377,500)	—
Borrowings	97,650,000	29,000,000
Repayments	(46,800,000)	(4,350,000)
Transfers in and/or out of Level 3	—	—

Ending Balance, September 30, 2012 (cost – $75,500,000 and $24,650,000, respectively)	$75,122,500	$24,650,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

measurement attributes. Due to that election and in accordance with GAAP, we incurred and expensed $0.3 million relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the year ended September 30, 2012 and for the period March 4, 2011 (commencement of operations to September 30, 2011), the Credit Facility had a net change in unrealized appreciation of approximately $0.4 million and zero, respectively. As of September 30, 2012 and 2011, the Credit Facility had unrealized appreciation of $0.4 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations.

Class and Year	Year Ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011 *
Numerator for net increase (decrease) in net assets resulting from operations	$11,960,878	$(3,473,253)
Denominator for basic and diluted weighted average shares	6,850,667	6,826,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$1.75	$(0.51)

*	Weighted average shares is based on the initial public offering issuance date of April 13, 2011.

7. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2012 and 2011, cash equivalents consisted of $3.8 million and $7.0 million, respectively, including amounts in money market funds.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

8. TAXES AND DISTRIBUTIONS

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate in the period that the difference arises.

As of September 30, 2012 and 2011, the cost of investments for federal income tax purposes was $171.6 million and $114.8 million, respectively, resulting in a gross unrealized appreciation of $3.6 million and $0.1 million, respectively, and depreciation of $3.3 million and $4.2 million, respectively.

The following permanent differences were reclassified for tax purposes for the year ended September 30, 2012 and there were no reclassifications for the period March 4, 2011 (commencement of operations) to September 30, 2011:

Year Ended September 30, 2012
Decrease in paid-in capital	$(3,952)
Increase in undistributed net investment income	$3,952

The following reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended September 30, 2012	March 4, 2011 (commencement of operations) to September 30, 2011
Net increase in net assets resulting from operations	$11,960,878	$(3,473,253)
Net change in unrealized (depreciation) appreciation on investments and Credit Facility transactions not taxable	(4,739,272)	4,105,380
Other temporary book-to-tax differences	307,975	1,297,741
Other non deductible expenses	42,027	—

Taxable net income before deductions for distribution	$7,571,608	$1,929,868

The components of accumulated surplus (deficit) on book basis and a reconciliation to accumulated surplus (deficit) on a tax basis are as follows:

	As of September 30, 2012	As of September 30, 2011
Undistributed ordinary income	$2,139,738	$696,748
Dividends payable and other temporary differences	(2,228,826)	(1,777,288)
Net unrealized appreciation (depreciation) of investments and credit facility	633,891	(4,105,380)

Total accumulated surplus (deficit)	$544,803	$(5,185,920)

In accordance with Section 19(a) under the 1940 Act, $103,884 of the Company’s distributions paid to stockholders during the fiscal year ended September 30, 2012 represent a distribution of long-term realized capital gains. The tax characteristics of dividends accrued are as follows:

	Year Ended September 30, 2012	March 4, 2011 (commencement of operations) to September 30, 2011
Ordinary income	$6,130,222	$1,712,667
Long-Term capital gain	103,884	—

Total distributions	$6,234,106	$1,712,667

Total distributions per share	$0.91	$0.25

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

9. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on September 30, 2012 and 2011 were $95.7 million and $13.98 per share and $92.1 million and $13.44 per share, respectively. Below are the financial highlights:

	Year Ended September 30, 2012	For the period from March 04, 2011 (commencement of operations) to September 30, 2011
Per Share Data(1):
Net asset value, beginning of period	$13.44	$—

Net investment income	0.92	0.05
Net change in realized and unrealized gain (loss)	0.83	(0.56)

Net increase (decrease) in net assets resulting from operations	1.75	(0.51)
Dividends to stockholders(2)	(0.91)	(0.25)
Initial issuance of common stock	—	15.00
Offering costs	(0.30)	(0.80)

Net asset value, end of period	$13.98	$13.44

Per share market value, end of period	$12.67	$10.55
Total return*(3)	29.43%	(28.13)%
Shares outstanding at end of period	6,850,667	6,850,667
Ratios / Supplemental Data*:
Ratio of operating expenses to average net assets(4)	4.20%	1.16%
Ratio of Credit Facility related interest and expenses to average net assets	1.89%	1.61%
Ratio of total expenses to average net assets	6.09%	2.77%
Ratio of net investment income to average net assets	6.64%	0.34%
Net assets at end of period	$95,743,877	$92,072,105
Average debt outstanding	$46,133,607	$7,550,877
Average debt per share	$6.73	$1.11
Portfolio turnover ratio	50.80%	37.53%

*	Not annualized for period less than a year.
(1)	Based on the weighted average shares outstanding for the period except for net asset value.
(2)	Determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude Credit Facility related costs.

10. CREDIT FACILITY

In May 2012, Funding I amended and restated its Credit Facility with affiliates of SunTrust Bank, or the Lender, to extend the maturity date to May 2017 and reinvestment period to May 2015 while increasing our investment flexibility under the Credit Facility. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of September 30, 2012 and September 30, 2011, Funding I had $75.5 million and $24.7 million of outstanding borrowings under the Credit Facility, and carried an interest rate of 2.47% and 2.53%, in each case excluding the 0.375% and 0.500% undrawn commitment fee, respectively.

During the three years beginning in May 2012, or the revolving period, the Credit Facility bears interest at LIBOR plus 225 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in May 2017. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally,

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility. As of September 30, 2012 and 2011, our asset coverage ratios were 227% and 474%, respectively.

Our interest in Funding I (other than the management fees) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager.

11. COMMITMENTS AND CONTINGENCIES

From time to time, PennantPark Floating Rate Capital Ltd., the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments in first lien secured debt and subordinated debt investments.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2012
	Q4	Q3	Q2	Q1
Total Investment income	$3,488	$3,200	$2,944	$2,467
Net investment income	$1,544	$1,846	$1,545	$1,375
Net realized and unrealized gain (loss)	$2,400	$(1,459)	$2,980	$1,730
Net increase in net assets resulting from operations	$3,944	$387	$4,525	$3,105
Net increase in net assets resulting from operations per common share	$0.58	$0.06	$0.66	$0.45
Net asset value per share at the end of the quarter	$13.98	$13.94	$14.12	$13.68
Market value per share at the end of the quarter	$12.67	$11.90	$11.75	$10.30

	2011
			Q4	Q3
Total Investment income			$2,048	$899
Net investment income (loss)			$1,203	$(883)
Net realized and unrealized (loss) gain			$(4,012)	$219
Net decrease in net assets resulting from operations			$(2,809)	$(664)
Net decrease in net assets resulting from operations per common share			$(0.51)	$(0.10)
Net asset value per share at the end of the quarter			$13.44	$14.06
Market value per share at the end of the quarter			$10.55	$12.69

From March 4, 2011 (commencement of operations) through March 31, 2011, there was only a seed capital investment.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 53 of this Report, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements — Refer to Item 8 starting on page 52.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on May 3, 2012).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1	Amended and Restated Revolving Credit and Security Agreement, dated as of May 14, 2012 among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as backup collateral manager, and as custodian (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 9, 2012).

10.2	Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on June 29, 2011).

10.3	Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 99(k)(2) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.5	Amended and Restated Investment Advisory Agreement , dated as of August 7, 2012, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 9, 2012).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiary of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed November 17, 2011).

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 14, 2012

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 14, 2012

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 14, 2012

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 14, 2012

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 14, 2012

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 14, 2012