Form 10-Q
period 2012-12-31
PennantPark Floating Rate Capital Ltd.
filed 2013-02-07
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 814-00891

PENNANTPARK FLOATING RATE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

MARYLAND	27-3794690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor, New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 7, 2013 was 6,850,667.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its consolidated subsidiary; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended. References to our portfolio, our investments, our senior secured revolving credit facility, or the Credit Facility, and our business include investments we make through our wholly owned consolidated subsidiary PennantPark Floating Rate Funding I, LLC, or Funding I.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012 (unaudited)	September 30, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$180,898,304 and $171,578,009, respectively)	$180,795,910	$171,834,400
Cash equivalents (See Note 7)	3,987,645	3,845,803
Interest receivable	1,089,228	1,388,867
Receivable for investments sold	—	986,278
Prepaid expenses and other assets	256,196	311,313

Total assets	186,128,979	178,366,661

Liabilities
Distributions payable	565,180	548,053
Payable for investments purchased	—	3,357,500
Credit Facility payable (cost—$85,775,000 and $75,500,000, respectively) (See Notes 5 and 9)	85,775,000	75,122,500
Interest payable on Credit Facility	162,800	161,550
Management fee payable (See Note 3)	458,986	424,747
Performance-based incentive fees payable (See Note 3)	713,068	506,314
Accrued other expenses	585,177	447,120
Accrued sales load charges (See Note 3)	2,055,000	2,055,000

Total liabilities	90,315,211	82,622,784

Net Assets
Common stock, 6,850,667 shares are issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	6,851	6,851
Paid-in capital in excess of par value	95,192,222	95,192,222
Distributions in excess of net investment income	(949,667)	(1,313,000)
Accumulated net realized gain on investments	1,666,756	1,223,913
Net unrealized (depreciation) appreciation on investments	(102,394)	256,391
Net unrealized depreciation on Credit Facility	—	377,500

Total net assets	$95,813,768	$95,743,877

Total liabilities and net assets	$186,128,979	$178,366,661

Net asset value per share	$13.99	$13.98

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Investment income:
From non-controlled, non-affiliated investments:
Interest	$3,638,227	$2,467,028
Other income	324,446	—

Total investment income	3,962,673	2,467,028

Expenses:
Base management fees (See Note 3)	458,986	315,845
Performance-based incentive fees (See Note 3)	417,029	—
Interest and expenses on the Credit Facility (See Note 9)	471,068	278,980
Administrative services expenses (See Note 3)	155,145	138,335
Other general and administrative expenses	367,500	358,969

Expenses before excise tax expense	1,869,728	1,092,129
Excise tax	34,072	—

Total expenses	1,903,800	1,092,129

Net investment income	2,058,873	1,374,899

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	442,843	310,175
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(358,785)	1,069,091
Credit Facility (appreciation) depreciation (See Note 5)	(377,500)	351,000

Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(736,285)	1,420,091

Net realized and unrealized (loss) gain from investments and Credit Facility	(293,442)	1,730,266

Net increase in net assets resulting from operations	$1,765,431	$3,105,165

Net increase in net assets resulting from operations per common share (See Note 6)	$0.26	$0.45

Net investment income per common share	$0.30	$0.20

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net increase in net assets from operations:
Net investment income	$2,058,873	$1,374,899
Net realized gain on investments	442,843	310,175
Net change in unrealized (depreciation) appreciation on investments	(358,785)	1,069,091
Net change in unrealized (appreciation) depreciation on Credit Facility	(377,500)	351,000

Net increase in net assets resulting from operations	1,765,431	3,105,165

Distributions to stockholders:
Distributions	(1,695,540)	(1,438,640)

Net increase in net assets	69,891	1,666,525

Net Assets:
Beginning of period	95,743,877	92,072,105

End of period	$95,813,768	$93,738,630

Distributions in excess of net investment income, end of period	$(949,667)	$(1,456,269)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,765,431	$3,105,165
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized depreciation (appreciation) on investments	358,785	(1,069,091)
Net change in unrealized appreciation (depreciation) on Credit Facility	377,500	(351,000)
Net realized gain on investments	(442,843)	(310,175)
Net accretion of discount and amortization of premium	(236,560)	(145,347)
Purchase of investments	(38,911,333)	(39,340,500)
Payment-in-kind interest	(65,478)	(33,280)
Proceeds from dispositions of investments	30,335,919	22,294,290
Decrease (increase) in interest receivable	299,639	(98,571)
Decrease (increase) in receivables for investments sold	986,278	(5,455,000)
Decrease in prepaid expenses and other assets	55,117	65,396
(Decrease) increase in payables for investments purchased	(3,357,500)	9,613,630
Increase in interest payable on Credit Facility	1,250	128,735
Increase in management fee payable	34,239	49,413
Increase in performance-based incentive fee payable	206,754	—
Increase in accrued expenses	138,057	208,817

Net cash used for operating activities	(8,454,745)	(11,337,518)

Cash flows from financing activities:
Distributions paid to stockholders	(1,678,413)	(1,438,640)
Borrowings under Credit Facility (See Notes 5 and 9)	30,950,000	23,000,000
Repayments under Credit Facility (See Notes 5 and 9)	(20,675,000)	(12,550,000)

Net cash provided by financing activities	8,596,587	9,011,360

Net increase (decrease) in cash equivalents	141,842	(2,326,158)
Cash equivalents, beginning of period	3,845,803	6,987,450

Cash equivalents, end of period	$3,987,645	$4,661,292

Supplemental disclosure of cash flow information:
Interest paid	$469,788	$150,246

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—188.7%(3),(4) First Lien Secured Debt—164.0%
ABB Con-Cise Optical Group LLC	10/24/2018	Wholesale	6.50%		L+525	1,700,000	$1,683,400	$1,712,750
Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800	80,952	81,160	80,952
ARC Auto Group, Inc.	11/15/2018	Automotive	6.25%		L+500	2,550,000	2,524,834	2,524,500
Archipelago Learning, Inc.	05/17/2018	Media, Broadcasting and Subscription	7.50%		L+600	975,000	948,508	975,000
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,970,000	2,930,861	2,799,225
Attachmate Corporation	11/22/2017	High Tech Industries	7.25%		L+575	2,887,500	2,834,313	2,907,094
Autoparts Holdings Limited	07/28/2017	Automotive	6.50%		L+500	987,500	983,597	988,117
C.H.I. Overhead Doors, Inc.	08/17/2017	Consumer Goods: Durable	7.25%		L+575	3,846,594	3,785,671	3,853,006
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,723,750	3,667,029	3,667,894
Document Technologies, Inc.	12/01/2016	Business Services	6.50%		L+500	985,689	977,469	980,761
DS Waters of America, Inc.	08/29/2017	Beverage, Food and Tobacco	10.50%		L+900	3,970,000	3,898,734	4,074,212
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	925,363	921,658	920,736
EIG Investors Corp.	11/11/2019	High Tech Industries	6.25%		L+500	2,000,000	1,980,369	2,000,000
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,488,748	2,468,631	2,494,970
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	8.00%		L+650	2,992,500	2,881,158	2,955,094
Fishnet Security, Inc.	11/30/2017	High Tech Industries	7.75%		L+650	3,000,000	2,970,167	2,970,000
GFA Brands, Inc.	07/02/2018	Beverage, Food and Tobacco	7.00%		L+575	1,945,000	1,909,110	1,964,450
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,213,750
GSE Environmental, Inc. (f/k/a Gundle/SLT Environmental, Inc.)	05/27/2016	Environmental Industries	7.00%		L+550	2,949,343	2,927,771	2,934,596
Healogics, Inc.	11/30/2017	Healthcare and Pharmaceuticals	8.25%		L+675	4,950,000	4,735,663	4,956,187
HMK Intermediate Holdings LLC	04/01/2019	Retail	7.25%		L+600	2,977,500	2,924,082	2,984,944
Howard Berger Co. LLC	08/03/2017	Wholesale	7.00%		L+575	2,736,250	2,698,396	2,708,887
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,964,778	2,155,000
Ikaria, Inc.	06/22/2016	Healthcare and Pharmaceuticals	7.75%		L+650	1,695,750	1,687,478	1,704,229
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	13.90%		P+625	2,175,000	2,175,000	2,180,297
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.59	%(9)	L+338	6,836,508	6,574,255	5,247,020
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850	3,400,000	3,269,730	3,272,500
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	5,474,773	5,509,569	5,420,025
KIK Custom Products Inc. (6), (8)	06/02/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,925,000	4,846,902	4,826,500
Medpace Intermediateco, Inc.	06/19/2017	Business Services	6.50%		L+500	1,844,649	1,822,635	1,752,417
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.00%		L+475	3,400,000	3,366,959	3,383,000
MModal Inc.	08/16/2019	Business Services	6.75%		L+550	3,391,596	3,342,843	3,238,974
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	2,366,529	2,347,524	2,358,837
MOSAID Technologies Incorporated (6)	12/23/2016	High Tech Industries	8.50%		L+700	2,831,250	2,773,496	2,831,250
MX USA, INC.	05/01/2017	Healthcare and Pharmaceuticals	6.50%		L+525	2,977,500	2,938,674	2,977,500
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	975,000	962,244	979,875
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%		L+775	4,500,000	4,410,278	4,455,000
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,492,500	1,464,991	1,462,650
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	5.00 (PIK 1.00	% %)	L+400	5,497,273	5,005,505	4,833,021
Premier Dental Services, Inc.	11/01/2018	Consumer Services	8.25%		L+700	3,400,000	3,299,842	3,298,000
RiverBoat Corporation of Mississippi	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,165,526	4,186,250
Sabre Industries, Inc.	08/24/2018	Construction and Building	7.00%		L+575	3,000,000	2,957,148	3,004,821
Securus Technologies, Inc.	05/31/2017	Telecommunications	6.50%		L+525	2,955,000	2,931,995	2,960,541
Seven Seas Cruises S. DE R.L.	12/21/2018	Hotel, Gaming and Leisure	6.25%		L+500	1,481,250	1,467,035	1,496,062
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,780,743	2,760,235	2,739,032
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	2,550,000	2,499,043	2,508,562
Tekelec Global, Inc.	01/29/2018	Telecommunications	13.50%		L+1,200	1,875,000	1,825,500	1,912,500
UniTek Global Services, Inc.	04/16/2018	Telecommunications	9.00%		L+750	1,990,000	1,932,949	1,945,225
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475	2,955,000	2,932,445	2,858,962
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,477,500	1,471,641	1,451,644
Vantage Specialties, Inc.	02/09/2018	Chemicals, Plastics and Rubber	7.00%		L+550	2,977,500	2,925,526	2,992,388
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,031,333	3,995,934	4,031,334
Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%		P+450	2,955,000	2,927,746	2,541,300

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
W3 CO.	10/31/2017	Energy: Oil and Gas	7.50%		L+625	1,980,000	$1,913,327	$1,977,525
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,447,500	3,418,540	3,430,263
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non- Durable	7.50%		L+625	3,357,500	3,293,647	3,374,288
Z Wireless	12/21/2016	Retail	12.50 (PIK 1.50	%(9) %)	L+1,225	2,700,000	2,646,083	2,700,000

Total First Lien Secured Debt							157,559,604	157,153,917

Second Lien Secured Debt—11.0%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,090,000
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%		L+900	1,000,000	995,566	950,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,667,338	1,606,500
ROC Finance LLC and ROC Finance 1 Corp (5), (8)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,970,677	2,310,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	992,061	1,000,000
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,586,250

Total Second Lien Secured Debt							10,125,642	10,542,750

Subordinated Debt/Corporate Notes—12.1% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non- Durable	11.63%		—	4,100,000	3,798,673	2,644,501
Document Technologies, Inc.	12/01/2017	Business Services	13.00%		—	1,000,000	980,340	1,007,500
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food and Tobacco	14.25 (PIK 2.25	% %)	—	4,560,151	4,483,524	4,560,151
Vestcom International, Inc. (8)	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	3,333,333	3,266,707	3,333,333

Total Subordinated Debt/Corporate Notes							12,529,244	11,545,485

Preferred Equity/Partnership Interests—0.2% (7), (8)
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%		—	176	110,697	194,585

Common Equity/Partnership Interests—1.4% (7), (8)
Titan Private Holdings I, LLC (Tekelec Global, Inc.)	—	Telecommunications	—		—	401,797	401,450	1,181,935
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—		—	8	5,000	10,571
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	166,667

Total Common Equity							573,117	1,359,173

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							180,898,304	180,795,910
Cash Equivalents—4.2%							3,987,645	3,987,645

Total Investments and Cash Equivalents—192.9%							$184,885,949	$184,783,555

Liabilities in Excess of Other Assets—(92.9)%								(88,969,787)
Net Assets—100.0%								$95,813,768

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the Investment Company Act of 1940, as amended, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—179.5%(3),(4) First Lien Secured Debt—156.9%
Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800	214,286	$214,838	$214,018
Archipelago Learning, Inc.	05/17/2018	Media, Broadcasting and Subscription	7.50%		L+600	987,500	959,574	987,500
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,977,500	2,937,079	2,962,613
Attachmate Corporation	11/22/2017	High Tech Industries	7.25%		L+575	2,943,750	2,888,381	2,960,309
Autoparts Holdings Limited	07/28/2017	Automotive	6.50%		L+500	990,000	985,747	987,525
Blue Coat Systems, Inc.	02/15/2018	High Tech Industries	7.50%		L+600	3,975,000	3,902,979	4,014,750
C.H.I. Overhead Doors, Inc.	08/17/2017	Consumer Goods: Durable	7.25%		L+575	3,866,119	3,801,408	3,859,675
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,733,125	3,673,063	3,677,128
Document Technologies, Inc.	12/01/2016	Business Services	6.50%		L+500	990,000	981,827	987,525
DS Waters of America, Inc.	08/29/2017	Beverage, Food and Tobacco	10.50%		L+900	3,980,000	3,904,846	4,109,350
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	950,104	946,081	945,353
EIG Investors Corp.	04/20/2018	High Tech Industries	7.75%		L+625	3,990,000	3,952,867	4,009,950
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	1,995,000	1,975,762	2,004,975
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	8.00%		L+650	3,000,000	2,884,003	2,962,500
Fundtech (US FT HOLDCO, INC.)	11/30/2017	Business Services	7.50%		L+600	2,977,500	2,898,672	2,977,500
GFA Brands, Inc.	07/02/2018	Beverage, Food and Tobacco	7.00%		L+575	1,995,000	1,956,496	2,012,456
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,120,000
Gundle/SLT Environmental, Inc.	05/27/2016	Environmental Industries	7.00%		L+550	2,956,829	2,933,351	2,934,653
Healogics, Inc. (f/k/a National Healing Corp.)	11/30/2017	Healthcare and Pharmaceuticals	8.25%		L+675	4,962,500	4,742,008	4,925,281
HMK Intermediate Holdings LLC	04/01/2019	Retail	7.25%		L+600	2,985,000	2,929,228	2,992,463
Howard Berger Co. LLC	08/03/2017	Wholesale	7.00%		L+575	2,743,125	2,702,953	2,715,694
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,963,159	2,125,000
Ikaria, Inc.	06/22/2016	Healthcare and Pharmaceuticals	7.75%		L+650	1,700,000	1,691,500	1,649,000
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.59	%(9)	L+338	6,836,508	6,534,349	5,247,020
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+775	5,476,250	5,512,699	5,558,394
KIK Custom Products Inc. (6), (8)	06/02/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,937,500	4,845,282	4,863,438
Medpace Intermediateco, Inc.	06/19/2017	Business Services	6.50%		L+500	1,844,649	1,821,373	1,766,252
MModal Inc.	08/16/2019	Business Services	6.75%		L+550	3,400,000	3,349,374	3,351,125
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	3,950,000	3,916,596	3,921,611
MOSAID Technologies Incorporated (6)	12/23/2016	High Tech Industries	8.50%		L+700	2,887,500	2,826,368	2,887,500
MX USA, INC and KAN-DI-KI, LLC	05/01/2017	Healthcare and Pharmaceuticals	6.50%		L+525	2,985,000	2,943,607	2,955,150
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	987,500	973,817	997,375
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,496,250	1,467,389	1,492,509
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	5.00 (PIK 1.00	% %)	L+400	5,497,407	4,931,995	4,439,156
Potter’s Holdings II, L.P.	05/08/2017	Containers, Packaging and Glass	6.00%		L+450	1,975,000	1,958,715	1,967,594

Pro Mach, Inc.	07/06/2017	Capital Equipment	6.25%		L+475	978,077	970,036	967,889
Renaissance Learning, Inc.	10/19/2017	Media: Broadcasting and Subscription	7.75%		L+625	1,980,000	1,909,788	1,994,850
Rocket Software, Inc.	02/08/2018	High Tech Industries	7.00%		L+550	3,970,000	3,898,141	3,970,000
Sabre Industries, Inc.	08/24/2018	Construction and Building	7.00%		L+575	3,000,000	2,955,509	2,973,126
Securus Technologies, Inc.	05/31/2017	Telecommunications	6.50%		L+525	2,962,500	2,938,182	2,960,648
Seven Seas Cruises S. DE R.L.	12/21/2018	Hotel, Gaming and Leisure	6.25%		L+500	1,500,000	1,485,300	1,505,625
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.00%		L+550	2,962,512	2,939,052	2,932,887
Tekelec Global, Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	150,000	147,935	150,000
Tekelec Global, Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	1,875,000	1,823,914	1,914,375
Triple Point Technology, Inc.	10/27/2017	High Tech Industries	8.00%		L+650	992,500	958,036	992,500
UniTek Global Services, Inc.	04/16/2018	Telecommunications	9.00%		L+750	1,995,000	1,935,550	1,950,113
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475	2,962,500	2,938,318	2,844,000
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,481,250	1,474,945	1,466,438
Vantage Specialties, Inc.	02/09/2018	Chemicals, Plastics and Rubber	7.00%		L+550	2,985,000	2,930,559	2,999,925
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,187,556	4,147,483	4,187,556
Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%		P+450	2,970,000	2,940,842	2,643,300

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
W3 CO.	10/31/2017	Energy: Oil and Gas	7.50%		L+625	1,985,000	$1,916,035	$1,982,519
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,465,000	3,434,281	3,456,338
WCA Waste Corporation	03/23/2018	Environmental Industries	5.50%		L+425	995,000	985,787	998,316
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,400,000	3,332,763	3,417,000
Yonkers Racing Corporation (5), (8)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,288,196	4,320,000

Total First Lien Secured Debt							150,258,038	150,209,747

Second Lien Secured Debt—12.6%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,082,500
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%		L+900	1,000,000	995,180	900,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,666,000	1,691,500
Mood Media Corporation (6)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,486,780	1,475,250
ROC Finance LLC and ROC Finance 1 Corp (8)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,969,103	2,320,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	991,580	996,250
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,560,000

Total Second Lien Secured Debt							11,608,643	12,025,500

Subordinated Debt/Corporate Notes—8.7% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,782,015	2,788,000
Document Technologies, Inc.	12/01/2017	Business Services	13.00%		—	1,000,000	980,074	1,000,000
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food and Tobacco	14.25 (PIK 2.25	% %)	—	4,508,719	4,432,092	4,508,719

Total Subordinated Debt/Corporate Notes							9,194,181	8,296,719

Preferred Equity/Partnership Interests—0.2% (7), (8)
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%		—	176	110,697	200,571

Common Equity/Partnership Interests—1.1% (7), (8)
Titan Private Holdings I, LLC (Tekelec Global, Inc.)	—	Telecommunications	—		—	401,797	401,450	1,091,018
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—		—	8	5,000	10,845

Total Common Equity							406,450	1,101,863

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							171,578,009	171,834,400
Cash Equivalents—4.0%							3,845,803	3,845,803

Total Investments and Cash Equivalents—183.5%							$175,423,812	$175,680,203

Liabilities in Excess of Other Assets—(83.5)%								(79,936,326)
Net Assets—100.0%								$95,743,877

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC, under the 1940 Act.

Our investment objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans and other instruments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans or variable-rate investments are loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, plus a fixed spread over it. Under normal market conditions, we generally expect that at least 80% of the value of our “Managed Assets,” which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien, high yield, mezzanine and distressed debt securities and, to a lesser extent, equity investments.

In April 2011, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” In connection with our April 2011 initial public offering, we issued 6,850,000 shares of common stock, for gross proceeds of $102.8 million, or $97.7 million after deducting the sales load and underwriting expenses. The underwriters agreed to reimburse, and have paid us, $0.4 million of the estimated $1.0 million of offering expenses. In March 2011, we sold 667 shares of common stock for $10,000 ($15.00 per share) to the Investment Adviser. See Note 3.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates. We reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions, if any. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

DECEMBER 31, 2012

(Unaudited)

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

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investments and Credit Facility during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual payment-in-kind, or PIK, interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, market discount or premium are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to tax as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and pay an excise tax of less than $0.1 million for the three months ended December 31, 2012.

PennantPark Floating Rate Capital Ltd. recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax return for our federal tax year 2011 remains subject to examination by the Internal Revenue Service and the state department of revenue.

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

(d) Dividends, Distributions, and Capital Transactions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend or distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

(e) Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, Financial Services – Investment Companies – Consolidation, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of Funding I in our Consolidated Financial Statements.

(f) Asset Transfers and Servicing

Asset transfers that do not meet ASC 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statement of Assets and Liabilities as investments. The creditors of Funding I have received a security interest in all its assets and are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. or any affiliate of the Company.

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our independent directors, in February 2013. Under this agreement the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fees owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills, temporary draws under any Credit Facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, or “average adjusted gross assets,” if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Base management fees for any partial month or quarter are appropriately pro-rated. For the three months ended December 31, 2012 and 2011, the Investment Adviser earned base management fees of $0.5 million and $0.3 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. For the three months ended December 31, 2012 and 2011, the Investment Adviser earned a performance based incentive fee on net investment income as calculated under the Investment Management Agreement of $0.4 million and zero, respectively.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. For the three months ended December 31, 2012 and 2011, the Investment Adviser did not earn a performance based incentive fee on capital gains as calculated under the Investment Management Agreement.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2012 and 2011, the Investment Adviser earned a performance based incentive fee on unrealized and realized capital gains as calculated under GAAP of less than $0.1 million and zero, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

The Administration Agreement with the Administrator was re-approved by our board of directors, including a majority of the independent directors, in February 2013. Under this agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three months ended December 31, 2012 and 2011, the Investment Adviser was reimbursed approximately $0.1 million and $0.1 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) agreed to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns through December 31, 2012, we met the conditions for repayment of the sales load. The Investment Adviser will be repaid approximately $2.1 million.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three months ended December 31, 2012 and 2011 totaled $38.9 million and $39.4 million, respectively. Sales and repayments of long-term investments for the three months ended December 31, 2012 and 2011 totaled $30.3 million and $22.3 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2012		September 30, 2012
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$157,559,604	$157,153,917	$150,258,038	$150,209,747
Second lien	10,125,642	10,542,750	11,608,643	12,025,500
Subordinated debt / corporate notes	12,529,244	11,545,485	9,194,181	8,296,719
Preferred and common equity	683,814	1,553,758	517,147	1,302,434

Total investments	180,898,304	180,795,910	171,578,009	171,834,400

Cash equivalents	3,987,645	3,987,645	3,845,803	3,845,803

Total investments and cash equivalents	$184,885,949	$184,783,555	$175,423,812	$175,680,203

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries were as follows:

	As of
Industry Classification	December 31, 2012	September 30, 2012
Hotel, Gaming and Leisure	10%	8%
Healthcare and Pharmaceuticals	9	8
Business Services	8	10
Consumer Goods: Non-Durable	8	6
Consumer Services	8	3
Media: Advertising, Printing and Publishing	7	5
Beverage, Food and Tobacco	6	6
Chemicals, Plastics and Rubber	6	6
High Tech Industries	6	11
Automotive	4	2
Consumer Goods: Durable	4	4
Media: Diversified and Production	4	6
Telecommunications	4	5
Retail	3	2
Aerospace and Defense	2	2
Construction and Building	2	2
Environmental Industries	2	2
Metals and Mining	2	2
Wholesale	2	2
Containers, Packaging and Glass	1	2
Media: Broadcasting and Subscription	1	2
All Other	1	4

Total	100%	100%

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

DECEMBER 31, 2012

(Unaudited)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2012, our ability to observe valuation inputs resulted in reclassification of assets from Level 3 to 2 and we had no other transfers between levels. This compares to the three months ended December 31, 2011, which resulted in no reclassification of assets from Levels 1, 2 or 3.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

Under Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” and as outlined in the table below, our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

The remainder of our portfolio, including our long-term Credit Facility, is classified and valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

Asset Category	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$161,319,619	Market Comparable	Broker/Dealer bid quotes	1 - 7
First lien, second lien, subordinated debt/corporate notes	13,691,782	Market Comparable	Market Yield	7.3% - 15.3% (12.1%)
Preferred and common equity	1,553,758	Enterprise Market Value	EBITDA multiple	6.0x – 8.5x (6.4x)

Total Level 3 investments	176,565,159

Long-Term Credit Facility	$85,775,000	Market Comparable	Discount rate	3.0%

Our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

	Fair Value Measurements at December 31, 2012
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$157,153,917	$—	$—	$157,153,917
Second lien	10,542,750	—	1,586,250	8,956,500
Subordinated debt/corporate notes	11,545,485	—	2,644,501	8,900,984
Preferred and common equity	1,553,758	—	—	1,553,758

Total investments	180,795,910	—	4,230,751	176,565,159

Cash equivalents	3,987,645	3,987,645	—	—

Total investments and cash equivalents	184,783,555	3,987,645	4,230,751	176,565,159

Long-Term Credit Facility	$85,775,000	$—	$—	$85,775,000

	Fair Value Measurements at September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$150,209,747	$—	$—	$150,209,747
Second lien	12,025,500	—	—	12,025,500
Subordinated debt/corporate notes	8,296,719	—	2,788,000	5,508,719
Preferred and common equity	1,302,434	—	—	1,302,434

Total investments	171,834,400	—	2,788,000	169,046,400

Cash equivalents	3,845,803	3,845,803	—	—

Total investments and cash equivalents	175,680,203	3,845,803	2,788,000	169,046,400

Long-Term Credit Facility	$75,122,500	$—	$—	$75,122,500

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2012
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, September 30, 2012	$150,209,747	$18,836,653	$169,046,400
Realized gains	429,535	13,308	442,843
Unrealized (depreciation) appreciation	(357,390)	158,764	(198,626)
Purchases, PIK and net discount accretion	35,707,944	3,488,767	39,196,711
Sales / repayments / exchanges	(28,835,919)	(1,500,000)	(30,335,919)
Transfers in and/or out of Level 3	—	(1,586,250)	(1,586,250)

Ending Balance, December 31, 2012	$157,153,917	$19,411,242	$176,565,159

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$126,018	$(2,677,717)	$(2,551,699)

	Three Months Ended December 31, 2011
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, September 30, 2011	$89,329,379	$18,206,115	$107,535,494
Realized gains	308,511	—	308,511
Unrealized appreciation	741,940	283,619	1,025,559
Purchases, PIK and net discount accretion	36,280,783	1,023,071	37,303,854
Sales / repayments	(22,240,498)	—	(22,240,498)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, December 31, 2011	$104,420,115	$19,512,805	$123,932,920

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$851,376	$283,619	$1,134,995

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Three Months Ended December 31,
Long-Term Credit Facility	2012	2011
Beginning Balance, September 30, (cost – $75,500,000 and $24,650,000, respectively)	$75,122,500	$24,650,000
Total unrealized appreciation (depreciation) included in earnings	377,500	(351,000)
Borrowings	30,950,000	23,000,000
Repayments	(20,675,000)	(12,550,000)
Transfers in and/or out of Level 3	—	—

Ending Balance, December 31, (cost – $85,775,000 and $35,100,000, respectively)	$85,775,000	$34,749,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three months ended December 31, 2012 and 2011, we had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.4 million, respectively. As of December 31, 2012 and September 30, 2012, the Credit Facility had unrealized depreciation of zero and $0.4 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

	Three Months Ended December 31,
Class and Year	2012	2011
Numerator for net increase in net assets resulting from operations	$1,765,431	$3,105,165
Denominator for basic and diluted weighted average shares	6,850,667	6,850,667
Basic and diluted net increase in net assets per share resulting from operations	$0.26	$0.45

7. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2012 and September 30, 2012, cash equivalents consisted of $4.0 million and $3.8 million, including amounts in money market funds, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2012

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2012	2011
Per Share Data:
Net asset value, beginning of period	$13.98	$13.44
Net investment income (1)	0.30	0.20
Net change in realized and unrealized gain (1)	(0.04)	0.25

Net increase in net assets resulting from operations (1)	0.26	0.45
Dividends to stockholders (1), (2)	(0.25)	(0.21)

Net asset value, end of period	$13.99	$13.68

Per share market value, end of period	$12.70	$10.30

Total return* (3)	2.15%	(0.45)%
Shares outstanding at end of period	6,850,667	6,850,667

Ratios / Supplemental Data: **
Ratio of operating expenses to average net assets (4)	5.97%	3.49%
Ratio of Credit Facility related expenses to average net assets	1.96%	1.20%

Ratio of total expenses to average net assets	7.93%	4.69%
Ratio of net investment income to average net assets	8.58%	5.91%
Net assets at end of period	$95,813,768	$93,738,630

Average debt outstanding	$70,040,217	$27,986,957

Average debt per share	$10.22	$4.09
Portfolio turnover ratio	71.32%	74.70%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)

Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Operating expenses exclude Credit Facility related costs.

9. CREDIT FACILITY

Funding I’s amended and restated Credit Facility with affiliates of SunTrust Bank, or the Lender, matures in May 2017 and its reinvestment period ends in May 2015. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of December 31, 2012 and September 30, 2012, Funding I had $85.8 million and $75.5 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.47%, in each case excluding the 0.375% undrawn commitment fee.

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

DECEMBER 31, 2012

(Unaudited)

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

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments, if any.

11. SUBSEQUENT EVENTS

Under terms agreed among us, the Investment Adviser and underwriters of our initial public offering, the Investment Adviser paid 2% of the underwriters’ sales load, or approximately $2.1 million in the aggregate, on our behalf. We agreed to repay such amount to the Investment Adviser upon its achievement of a benchmark return over four consecutive quarters, and the Investment Adviser agreed to use such amount to purchase shares of our common stock over a six-month period following such repayment. We met the conditions for repayment to the Investment Adviser at the end of the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser. The Investment Adviser announced that it intends to purchase shares of our common stock in the secondary market over the applicable six-month purchase period in compliance with applicable law and SEC guidance.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”), including the consolidated schedule of investments, as of December 31, 2012 and the consolidated statement of operations, changes in net assets, and cash flows for the three months ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary, including the consolidated schedule of investments, as of September 30, 2012 and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 14, 2012, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 7, 2013

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, industry, beliefs and assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

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

Overview

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans, and other instruments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans or variable-rate investments are loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as the London Interbank Offered Rate, or LIBOR, plus a fixed spread over it.

We believe that Floating Rate Loans to U.S. middle-market private companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in public middle-market U.S. companies that are thinly traded or have a small market-capitalization. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Organization and Structure of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized in October 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we elected to be treated, and intend to qualify annually, as a RIC under the Code.

Our investment activities are managed by the Investment Adviser. Under our investment management agreement, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement, or Administration Agreement, with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. Our board of directors, a majority of whom are independent of us, and the Investment Adviser supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold. Capital gains, if any, are recorded on a trade date basis upon existing investments. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of original issue discount, or OID, or commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees.

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and commitment fees on the unfunded debt under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	costs associated with our reporting and compliance obligations under the 1940 Act, and applicable federal and state securities laws; and

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2012, our portfolio totaled $180.8 million and consisted of $157.2 million of senior secured loans, $10.5 million of second lien secured debt and $13.1 million of subordinated debt, preferred and common equity investments. Our debt portfolio consisted of 87% variable-rate investments (including 81% with a LIBOR or prime floor) and 13% fixed-rate investments. Overall, the portfolio had unrealized depreciation of $0.1 million. Our overall portfolio consisted of 64 companies with an average investment size of $2.8 million, a weighted average yield on debt investments of 8.9%, and was invested 87% in senior secured loans, 6% in second lien secured debt and 7% in subordinated debt, preferred and common equity investments.

As of September 30, 2012, our portfolio totaled $171.8 million and consisted of $150.2 million of senior secured loans, $12.0 million of second lien secured debt and $9.6 million of subordinated debt, preferred and common equity investments. Our debt portfolio consisted of 85% variable-rate investments (including 81% with a LIBOR or prime floor) and 15% fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $0.3 million. Our overall portfolio consisted of 61 companies with an average investment size of $2.8 million, a weighted average yield on debt investments of 8.6%, and was invested 87% in senior secured loans, 7% in second lien secured debt and 6% in subordinated debt, preferred and common equity investments.

For the three months ended December 31, 2012, we invested $38.9 million in 12 new portfolio companies and two existing portfolio companies with a weighted average yield on debt investments of 9.6%. Sales and repayments of investments for the three months ended December 31, 2012 totaled $30.3 million.

For the three months ended December 31, 2011, we invested $39.3 million in 13 new portfolio companies and two existing portfolio companies with a weighted average yield on debt investments of 9.4%. Sales and repayments of investments for the three months ended December 31, 2011 totaled $22.3 million.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three months ended December 31, 2012 and 2011, the Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.4 million, respectively. As of December 31, 2012 and September 30, 2012, the Credit Facility had unrealized depreciation of zero and $0.4 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2012 and 2011.

Investment Income

Investment income for the three months ended December 31, 2012 was $4.0 million and was attributable to $3.3 million from senior secured loans, $0.3 million from second lien secured debt investments and $0.4 million from subordinated debt investments. This compares to investment income for the three months ended December 31, 2011, which was $2.5 million, and was attributable to $2.0 million from senior secured loan investments, $0.3 million from second lien secured debt investments and $0.2 million from subordinated debt investments. The increase in investment income is due to a larger portfolio which was funded through both our Credit Facility and rotation out of lower yielding assets.

Expenses

Expenses for the three months ended December 31, 2012 totaled $1.9 million. Base management fees for the same period totaled $0.5 million, performance-based incentive fees totaled $0.4 million, Credit Facility expenses totaled $0.5 million, general and administrative expenses totaled $0.5 million and excise taxes were less than $0.1 million. This compares to expenses for the three months ended December 31, 2011, which totaled $1.1 million. Base management fees for the same period totaled $0.3 million, performance-based incentive fees totaled zero, Credit Facility expenses totaled $0.3 million and general and administrative expenses totaled $0.5 million. The increase in management fees, incentive fees and Credit Facility expenses is due to the growth of our portfolio.

Net Investment Income

Net investment income totaled $2.1 million, or $0.30 per share, for the three months ended December 31, 2012, and $1.4 million, or $0.20 per share, for the three months ended December 31, 2011. The increase in net investment income is due to a larger portfolio and higher yielding assets offset by higher Credit Facility expenses and management and incentive fees.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2012 totaled $30.3 million and realized gains totaled $0.4 million. Sales and repayments of long-term investments totaled $22.3 million and realized gains totaled $0.3 million for the three months ended December 31, 2011. The increase in realized gains was driven by a higher volume of repayments than the comparable period.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three months ended December 31, 2012 and 2011, we reported unrealized (depreciation) appreciation on investments of $(0.4) million and $1.1 million, respectively. As of December 31, 2012 and September 30, 2012, net unrealized (depreciation) appreciation on investments totaled $(0.1) million and $0.3 million, respectively. The change in the three month period compared to last year is the result of the reversal of unrealized gains upon exiting our investments and changes in market values.

For the three months ended December 31, 2012 and 2011, our long-term Credit Facility had a change in unrealized (appreciation) depreciation of $(0.4) million and $0.4 million, respectively. As of December 31, 2012 and September 30, 2012, net unrealized (appreciation) depreciation on our long-term Credit Facility totaled zero and $0.4 million, respectively. The change in the three month period compared to last year was due to changes in the leveraged finance markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $1.8 million, or $0.26 per share, for the three months ended December 31, 2012. This compares to a net increase in net assets resulting from operations which totaled $3.1 million, or $0.45 per share, for the three months ended December 31, 2011. The decrease in net assets resulting from operations compared to last year is due to changes in fair value of our investments due to changes in the leveraged finance markets.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from public offerings, our Credit Facility, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our Credit Facility, the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Funding I’s amended and restated Credit Facility with affiliates of SunTrust Bank, or the Lender, matures in May 2017 and its reinvestment period ends in May 2015. The Credit Facility allows Funding I to borrow up to $100.0 million and contains an accordion feature whereby the Credit Facility can be expanded to $600.0 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of December 31, 2012 and September 30, 2012, Funding I had $85.8 million and $75.5 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.47%, in each case excluding the 0.375% undrawn commitment fee, and had $10.0 million and $20.6 million available, respectively.

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

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not permitted to be used for assets or liabilities for such compliance reporting). For a complete list of such covenants see the amended and restated revolving credit and security agreement included as an exhibit to Form 10-Q filed on August 9, 2012. As of December 31, 2012, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

Our interest in Funding I (other than the management fees) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I. The Investment Adviser has irrevocably directed that all management fees owed with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager.

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

At December 31, 2012, we had cash equivalents of $4.0 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $8.5 million for the three months ended December 31, 2012, and our financing activities provided net cash proceeds of $8.6 million for the same period. Our operating activities used cash primarily for net investing that was financed by net draws under the Credit Facility.

Our operating activities used cash of $11.3 million for the three months ended December 31, 2011, and our financing activities provided net cash proceeds of $9.0 million for the same period. Our operating activities used cash primarily for net investing that was financed by net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2012, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$85.8	$—	$—	$85.8	$—
Accrued sales load charges	2.1	2.1	—	—	—

Total contractual obligations	$87.9	$2.1	$—	$85.8	$—

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was re-approved by our board of directors, including a majority of our independent directors, in February 2013, PennantPark Investment Advisers serves as our Investment Adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was re-approved by our board of directors, including a majority of our independent directors, in February 2013, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) will be obligated to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns through December 31, 2012, we met the conditions for repayment of the sales load. The Investment Adviser will be repaid approximately $2.1 million.

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

During the three months ended December 31, 2012 and 2011, we declared to stockholders distributions of approximately $0.25 and $0.21 per share, respectively, for total distributions of $1.7 million and $1.4 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

We intend to continue to distribute monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors quarterly.

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

RECENT DEVELOPMENTS

Under terms agreed among us, the Investment Adviser and underwriters of our initial public offering, the Investment Adviser paid 2% of the underwriters’ sales load, or approximately $2.1 million in the aggregate, on our behalf. We agreed to repay such amount to the Investment Adviser upon its achievement of a benchmark return over four consecutive quarters, and the Investment Adviser agreed to use such amount to purchase shares of our common stock over a six-month period following such repayment. We met the conditions for repayment to the Investment Adviser at the end of the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser. The Investment Adviser announced that it intends to purchase shares of our common stock in the secondary market over the applicable six-month purchase period in compliance with applicable law and SEC guidance.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, our debt portfolio consisted of 87% variable-rate investments (including 81% with a LIBOR or prime floor) and 13% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on May 3, 2012).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 7, 2013	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2013	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)