Form 10-Q
period 2013-03-31
PennantPark Floating Rate Capital Ltd.
filed 2013-05-09
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐.

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 9, 2013 was 10,302,912.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its consolidated subsidiary; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our senior secured revolving credit facility, as amended, or the Credit Facility, and our business include investments we make through our wholly owned consolidated subsidiary PennantPark Floating Rate Funding I, LLC, or Funding I.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013 (unaudited)	September 30, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$183,536,973 and $171,578,009, respectively)	$183,869,762	$171,834,400
Cash equivalents (See Note 7)	2,725,248	3,845,803
Interest receivable	1,231,099	1,388,867
Receivable for investments sold	—	986,278
Prepaid expenses and other assets	50,735	311,313

Total assets	187,876,844	178,366,661

Liabilities
Distributions payable	599,476	548,053
Payable for investments purchased	11,852,369	3,357,500
Credit Facility payable (cost—$34,200,000 and $75,500,000, respectively) (See Notes 5 and 9)	34,200,000	75,122,500
Interest payable on Credit Facility	153,476	161,550
Management fee payable (See Note 3)	456,637	424,747
Performance-based incentive fee payable (See Note 3)	876,067	506,314
Accrued other expenses	859,334	447,120
Accrued sales load charges (See Note 3)	—	2,055,000

Total liabilities	48,997,359	82,622,784

Net Assets
Common stock, 9,851,151 and 6,850,667 shares are issued and outstanding, respectively.
Par value $0.001 per share and 100,000,000 shares authorized	9,851	6,851
Paid-in capital in excess of par value	136,796,167	95,192,222
Distributions in excess of net investment income	(1,030,705)	(1,313,000)
Accumulated net realized gain on investments	2,771,383	1,223,913
Net unrealized appreciation on investments	332,789	256,391
Net unrealized depreciation on Credit Facility	—	377,500

Total net assets	$138,879,485	$95,743,877

Total liabilities and net assets	$187,876,844	$178,366,661

Net asset value per share	$14.10	$13.98

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$3,976,016	$2,824,557	$7,614,243	$5,267,364
Other income	163,861	119,173	488,307	143,394

Total investment income	4,139,877	2,943,730	8,102,550	5,410,758

Expenses:
Base management fee (See Note 3)	456,637	370,352	915,623	686,197
Performance-based incentive fee (See Note 3)	563,191	175,740	980,220	175,740
Interest and expenses on the Credit Facility (See Note 9)	495,395	342,496	966,463	621,476
Administrative services expenses (See Note 3)	153,679	149,624	308,824	287,959
Other general and administrative expenses	271,709	360,618	639,209	719,587

Expenses before excise tax expense and amendment costs	1,940,611	1,398,830	3,810,339	2,490,959
Excise tax	33,341	—	67,413	—
Credit Facility amendment costs (See Note 9)	500,000	—	500,000	—

Total expenses	2,473,952	1,398,830	4,377,752	2,490,959

Net investment income	1,665,925	1,544,900	3,724,798	2,919,799

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	1,104,627	95,712	1,547,470	405,887
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	435,183	2,996,463	76,398	4,065,554
Credit Facility (appreciation) depreciation (See Note 5)	—	(112,000)	(377,500)	239,000

Net change in unrealized appreciation (depreciation) on investments and Credit Facility	435,183	2,884,463	(301,102)	4,304,554

Net realized and unrealized gain from investments and Credit Facility	1,539,810	2,980,175	1,246,368	4,710,441

Net increase in net assets resulting from operations	$3,205,735	$4,525,075	$4,971,166	$7,630,240

Basic - Net increase in net assets resulting from operations per common share (See Note 6)	$0.45	$0.66	$0.72	$1.12

Basic - Net investment income per common share	$0.24	$0.23	$0.54	$0.43

Diluted - Net increase in net assets resulting from operations per common share (See Note 6)	$0.45	$0.66	$0.71	$1.12

Diluted - Net investment income per common share	$0.24	$0.23	$0.53	$0.43

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Net increase in net assets from operations:
Net investment income	$3,724,798	$2,919,799
Net realized gain on investments	1,547,470	405,887
Net change in unrealized appreciation on investments	76,398	4,065,554
Net change in unrealized (appreciation) depreciation on Credit Facility	(377,500)	239,000

Net increase in net assets resulting from operations	4,971,166	7,630,240

Distributions to stockholders:
Distributions	(3,442,503)	(2,980,040)

Capital transactions:
Public offering and distributions reinvested	42,006,945	—
Offering costs	(400,000)	—

Net increase in net assets	43,135,608	4,650,200
Net assets:
Beginning of period	95,743,877	92,072,105

End of period	$138,879,485	$96,722,305

Distributions in excess of net investment income, end of period	$(1,030,705)	$(1,452,769)

Capital share activity:
Shares issued from public offering	3,000,000	—

Shares issued from reinvestment of dividends	484	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,971,166	$7,630,240
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized appreciation on investments	(76,398)	(4,065,554)
Net change in unrealized appreciation (depreciation) on Credit Facility	377,500	(239,000)
Net realized gain on investments	(1,547,470)	(405,887)
Net accretion of discount and amortization of premium	(565,957)	(333,296)
Purchase of investments	(83,971,182)	(72,216,125)
Payments-in-kind interest	(101,480)	(47,292)
Proceeds from dispositions of investments	74,227,125	41,604,263
Decrease (increase) in interest receivable	157,768	(353,235)
Decrease in receivables for investments sold	986,278	2,467,500
Decrease in prepaid expenses and other assets	260,578	112,632
Increase in payables for investments purchased	8,494,869	1,788,630
(Decrease) increase in interest payable on Credit Facility	(8,074)	192,249
Increase in management fee payable	31,890	103,920
Increase in performance-based incentive fee payable	369,753	175,740
Increase in accrued other expenses	412,214	242,912

Net cash provided by (used for) operating activities	4,018,580	(23,342,303)

Cash flows from financing activities:
Public offering	42,000,000	—
Offering costs	(400,000)	—
Deferred sales load paid	(2,055,000)	—
Distributions paid to stockholders	(3,384,135)	(2,945,787)
Borrowings under Credit Facility (See Notes 5 and 9)	45,250,000	54,050,000
Repayments under Credit Facility (See Notes 5 and 9)	(86,550,000)	(30,900,000)

Net cash (used for) provided by financing activities	(5,139,135)	20,204,213

Net decrease in cash equivalents	(1,120,555)	(3,138,090)
Cash equivalents, beginning of period	3,845,803	6,987,450

Cash equivalents, end of period	$2,725,248	$3,849,360

Supplemental disclosure of cash flow information:
Interest paid	$974,538	$429,227

Excise taxes paid	$79,140	$842

Dividend reinvested	$6,945	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—132.4%(3),(4) First Lien Secured Debt—115.0%
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575	8,500,000	$8,429,233	$8,415,000
ARC Auto Group, Inc.	11/15/2018	Automotive	6.25%		L+500	2,543,625	2,519,876	2,563,763
Aspen Dental Management, Inc. (8)	10/06/2016	Consumer Services	7.00%		L+550	2,962,500	2,930,850	2,836,594
ATI Holdings, Inc. (8)	12/21/2019	Healthcare and Pharmaceuticals	5.75%		L+450	2,992,500	2,963,147	3,033,647
Attachmate Corporation	11/22/2017	High Tech Industries	7.25%		L+575	2,831,250	2,784,237	2,854,843
Autoparts Holdings Limited	07/31/2017	Automotive	6.50%		L+500	964,483	960,942	976,137
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425	3,000,000	2,975,000	3,000,000
Berlin Packaging L.L.C. (8)	03/28/2019	Containers, Packaging and Glass	4.75%		L+350	2,000,000	1,990,000	1,990,000
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,714,375	3,658,259	3,658,659
Document Technologies, Inc.	12/03/2018	Business Services	5.50%		L+425	980,988	973,177	976,083
DS Waters of America, Inc.	08/29/2017	Beverage, Food and Tobacco	10.50%		L+900	3,960,000	3,892,574	4,059,000
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	925,363	921,835	923,050
Edmenturn, Inc. (f/k/a Archipelago Learning, Inc.)	05/17/2018	Media: Broadcasting and Subscription	6.00%		L+475	962,813	962,812	966,423
EIG Investors Corp.	11/12/2019	High Tech Industries	6.25%		L+500	1,995,000	1,976,242	2,004,975
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,482,496	2,463,517	2,494,909
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475	2,985,019	2,970,201	3,014,869
Fishnet Security, Inc.	11/30/2017	High Tech Industries	7.75%		L+650	2,992,500	2,963,909	2,992,500
GFA Brands, Inc.	07/02/2018	Beverage, Food and Tobacco	7.00%		L+575	1,940,000	1,905,699	1,961,825
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,360,000
GSE Environmental, Inc. (8)	05/27/2016	Environmental Industries	7.00%		L+550	2,949,343	2,940,257	2,934,596
HMK Intermediate Holdings LLC	04/01/2019	Retail	7.25%		L+600	2,970,000	2,918,581	2,992,275
Howard Berger Co. LLC (8)	08/03/2017	Wholesale	7.00%		L+575	2,729,375	2,694,461	2,702,081
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,966,362	2,200,000
Ikaria Acqusition Inc.	06/22/2016	Healthcare and Pharmaceuticals	7.75%		L+650	1,691,500	1,683,717	1,708,415
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	11.99%		P+625	2,175,000	2,175,000	2,229,812
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.58	%(9)	L+338	6,836,508	6,621,979	4,785,555
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850	3,400,000	3,273,298	3,349,000
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.50%		P+725	5,909,957	5,945,073	5,880,407
KIK Custom Products Inc. (6), (8)	06/02/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,912,500	4,848,463	4,875,656
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.00%		L+475	3,400,000	3,368,102	3,434,000
MModal Inc. (8)	08/16/2019	Business Services	6.75%		L+550	3,383,191	3,337,786	3,247,863
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	2,360,522	2,342,587	2,358,752
MOSAID Technologies Incorporated (6)	12/23/2016	High Tech Industries	8.50%		L+700	2,775,000	2,721,385	2,788,875
MX USA, Inc.	05/01/2017	Healthcare and Pharmaceuticals	6.50%		L+525	2,970,000	2,933,577	2,977,425
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	962,500	950,224	972,125
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%		L+775	4,500,000	4,414,105	4,601,250
Orbitz Worldwide, Inc., Term Loan C (8)	03/25/2019	Transportation: Consumer	8.00%		L+675	4,000,000	3,960,084	4,038,332
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,488,750	1,462,509	1,488,750
Penton Media, Inc. (8)	08/01/2014	Media: Diversified and Production	6.00 (PIK 2.00	% %)	L+500	5,497,697	5,101,044	5,286,954
Premier Dental Services, Inc.	11/01/2018	Consumer Services	8.25%		L+700	3,391,500	3,295,382	3,399,979
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,172,535	4,207,500
Sabre Industries, Inc.	08/24/2018	Construction and Building	5.75%		L+475	2,992,500	2,951,469	2,990,630
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,773,249	2,754,202	2,696,985
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	2,486,250	2,438,423	2,480,034
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	1,000,000	980,145	987,500
Tekelec Global, Inc.	01/29/2018	Telecommunications	13.50%		L+1,200	1,408,837	1,372,727	1,627,207
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+525	2,992,500	2,904,882	2,951,353
UniTek Global Services, Inc.	04/16/2018	Telecommunications	9.00%		L+750	1,985,000	1,930,464	1,965,150
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475	2,947,500	2,926,538	2,873,812
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,266,455	1,261,822	1,266,455
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	3,875,111	3,843,936	3,875,111
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.75%		P+450	2,955,000	2,933,256	1,920,750

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,447,500	$3,420,248	$3,438,881
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,315,000	3,254,750	3,356,438
Z Wireless	12/21/2016	Retail	12.50 (PIK 1.50	%(9) %)	L+1,225	2,707,318	2,656,561	2,710,078

Total First Lien Secured Debt							159,997,444	159,682,263

Second Lien Secured Debt—7.4%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,187,500
Berlin Packaging L.L.C. (8)	03/28/2020	Containers, Packaging and Glass	8.75%		L+750	2,000,000	1,970,000	1,970,000
Brand Energy and Infrastructure Services, Inc. (8)	10/23/2019	Energy: Oil and Gas	11.00%		L+975	1,906,607	1,859,054	1,925,673
Cannery Casino Resorts, LLC	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,668,423	1,640,500
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,623,750

Total Second Lien Secured Debt							9,997,477	10,347,423

Subordinated Debt/Corporate Notes—8.6% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,831,006	2,603,500
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food and Tobacco	14.25 (PIK 2.25	% %)	—	4,560,151	4,483,524	4,696,956
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Energy: Oil and Gas	14.00 (PIK 4.00	% %)	—	1,774,080	1,740,367	1,766,608
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,803,341	2,837,100

Total Subordinated Debt/Corporate Notes							12,858,238	11,904,164

Preferred Equity/Partnership Interests—0.2% (7), (8)
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%		—	176	110,697	243,338

Common Equity/Partnership Interests—1.2% (7), (8)
Titan Private Holdings I, LLC (Tekelec Global, Inc.)	—	Telecommunications	—		—	401,797	401,450	1,494,877
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—		—	8	5,000	14,305
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	183,392

Total Common Equity/Partnership Interests							573,117	1,692,574

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							183,536,973	183,869,762
Cash Equivalents—2.0%							2,725,248	2,725,248

Total Investments and Cash Equivalents—134.4%							$186,262,221	$186,595,010

Liabilities in Excess of Other Assets—(34.4)%								(47,715,525)
Net Assets—100.0%								$138,879,485

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—179.5%(3),(4) First Lien Secured Debt—156.9%
Airvana Network Solutions Inc.	03/25/2015	Telecommunications	10.00%		L+800	214,286	$214,838	$214,018
Archipelago Learning, Inc.	05/17/2018	Media, Broadcasting and Subscription	7.50%		L+600	987,500	959,574	987,500
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,977,500	2,937,079	2,962,613
Attachmate Corporation	11/22/2017	High Tech Industries	7.25%		L+575	2,943,750	2,888,381	2,960,309
Autoparts Holdings Limited	07/31/2017	Automotive	6.50%		L+500	990,000	985,747	987,525
Blue Coat Systems, Inc.	02/15/2018	High Tech Industries	7.50%		L+600	3,975,000	3,902,979	4,014,750
C.H.I. Overhead Doors, Inc.	08/17/2017	Consumer Goods: Durable	7.25%		L+575	3,866,119	3,801,408	3,859,675
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,733,125	3,673,063	3,677,128
Document Technologies, Inc.	12/01/2016	Business Services	6.50%		L+500	990,000	981,827	987,525
DS Waters of America, Inc.	08/29/2017	Beverage, Food and Tobacco	10.50%		L+900	3,980,000	3,904,846	4,109,350
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	950,104	946,081	945,353
EIG Investors Corp.	04/20/2018	High Tech Industries	7.75%		L+625	3,990,000	3,952,867	4,009,950
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	1,995,000	1,975,762	2,004,975
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	8.00%		L+650	3,000,000	2,884,003	2,962,500
Fundtech (US FT HOLDCO, INC.)	11/30/2017	Business Services	7.50%		L+600	2,977,500	2,898,672	2,977,500
GFA Brands, Inc.	07/02/2018	Beverage, Food and Tobacco	7.00%		L+575	1,995,000	1,956,496	2,012,456
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,120,000
Gundle/SLT Environmental, Inc.	05/27/2016	Environmental Industries	7.00%		L+550	2,956,829	2,933,351	2,934,653
Healogics, Inc. (f/k/a National Healing Corp.)	11/30/2017	Healthcare and Pharmaceuticals	8.25%		L+675	4,962,500	4,742,008	4,925,281
HMK Intermediate Holdings LLC	04/01/2019	Retail	7.25%		L+600	2,985,000	2,929,228	2,992,463
Howard Berger Co. LLC	08/03/2017	Wholesale	7.00%		L+575	2,743,125	2,702,953	2,715,694
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,963,159	2,125,000
Ikaria Acquisition Inc.	06/22/2016	Healthcare and Pharmaceuticals	7.75%		L+650	1,700,000	1,691,500	1,649,000
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.59	%(9)	L+338	6,836,508	6,534,349	5,247,020
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+775	5,476,250	5,512,699	5,558,394
KIK Custom Products Inc. (6), (8)	06/02/2014	Consumer Goods: Non-Durable	8.50%		L+700	4,937,500	4,845,282	4,863,438
Medpace Intermediateco, Inc.	06/19/2017	Business Services	6.50%		L+500	1,844,649	1,821,373	1,766,252
MModal Inc.	08/16/2019	Business Services	6.75%		L+550	3,400,000	3,349,374	3,351,125
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	3,950,000	3,916,596	3,921,611
MOSAID Technologies Incorporated (6)	12/23/2016	High Tech Industries	8.50%		L+700	2,887,500	2,826,368	2,887,500
MX USA, Inc. and KAN-DI-KI, LLC	05/01/2017	Healthcare and Pharmaceuticals	6.50%		L+525	2,985,000	2,943,607	2,955,150
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	987,500	973,817	997,375
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,496,250	1,467,389	1,492,509
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	5.00 (PIK 1.00	% %)	L+400	5,497,407	4,931,995	4,439,156
Potter’s Holdings II, L.P.	05/08/2017	Containers, Packaging and Glass	6.00%		L+450	1,975,000	1,958,715	1,967,594
Pro Mach, Inc.	07/06/2017	Capital Equipment	6.25%		L+475	978,077	970,036	967,889
Renaissance Learning, Inc.	10/19/2017	Media: Broadcasting and Subscription	7.75%		L+625	1,980,000	1,909,788	1,994,850
Rocket Software, Inc.	02/08/2018	High Tech Industries	7.00%		L+550	3,970,000	3,898,141	3,970,000
Sabre Industries, Inc.	08/24/2018	Construction and Building	7.00%		L+575	3,000,000	2,955,509	2,973,126
Securus Technologies, Inc.	05/31/2017	Telecommunications	6.50%		L+525	2,962,500	2,938,182	2,960,648
Seven Seas Cruises S. DE R.L.	12/21/2018	Hotel, Gaming and Leisure	6.25%		L+500	1,500,000	1,485,300	1,505,625
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.00%		L+550	2,962,512	2,939,052	2,932,887
Tekelec Global, Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	150,000	147,935	150,000
Tekelec Global, Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	1,875,000	1,823,914	1,914,375
Triple Point Technology, Inc.	10/27/2017	High Tech Industries	8.00%		L+650	992,500	958,036	992,500
UniTek Global Services, Inc.	04/16/2018	Telecommunications	9.00%		L+750	1,995,000	1,935,550	1,950,113
Univita Health Inc.	06/19/2017	Consumer Services	6.25%		L+475	2,962,500	2,938,318	2,844,000
Valitas Health Services, Inc.	06/02/2017	Healthcare and Pharmaceuticals	5.75%		L+450	1,481,250	1,474,945	1,466,438
Vantage Specialties, Inc.	02/09/2018	Chemicals, Plastics and Rubber	7.00%		L+550	2,985,000	2,930,559	2,999,925
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	4,187,556	4,147,483	4,187,556
Virtual Radiologic Corporation	12/22/2016	Business Services	7.75%		P+450	2,970,000	2,940,842	2,643,300

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

MARCH 31, 2013

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

On March 26, 2013, we completed a follow-on public offering of 3,000,000 shares of common stock at a public offering price of $14.00 per share for gross proceeds of $42.0 million and net proceeds of $41.6 million after offering expenses. Our Investment Adviser paid the entire sales load of $1.3 million in connection with this offering. See Note 11.

We entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fee owing with respect to such services are to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $125.0 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 9.

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

MARCH 31, 2013

(Unaudited)

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

MARCH 31, 2013

(Unaudited)

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to tax as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and accrue an excise tax of $0.1 million and less than $0.1 million for the six months ended March 31, 2013 and 2012, respectively.

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

(d) Dividends, Distributions, and Capital Transactions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend or distribution is ratified by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

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

MARCH 31, 2013

(Unaudited)

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our independent directors, in February 2013. Under this agreement the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fee owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills, temporary draws under any Credit Facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, or “average adjusted gross assets,” if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Base management fee for any partial month or quarter are appropriately pro-rated. For the three and six months ended March 31, 2013, the Investment Adviser earned base management fee of $0.5 million and $0.9 million, respectively, from us. For the three and six months ended March 31, 2012, the Investment Adviser earned base management fee of $0.4 million and $0.7 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. For the three and six months ended March 31, 2013, the Investment Adviser earned a performance based incentive fee on net investment income as calculated under the Investment Management Agreement of $0.3 million and $0.7 million, respectively. For the three and six months ended March 31, 2012, the Investment Adviser earned a performance based incentive fee on net investment income as calculated under the Investment Management Agreement, which resulted in an accrual of less than $0.1 million.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2013

(Unaudited)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. For the three and six months ended March 31, 2013 and 2012, the Investment Adviser did not earn a performance based incentive fee on capital gains as calculated under the Investment Management Agreement.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains (losses) and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fee paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2013, the Investment Adviser earned a performance based incentive fee on unrealized and realized capital gains as calculated under GAAP of approximately $0.3 million. For the three and six months ended March 31, 2012, the Investment Adviser earned a performance based incentive fee on unrealized and realized capital gains as calculated under GAAP, which resulted in an accrual of less than $0.1 million.

The Administration Agreement with the Administrator was re-approved by our board of directors, including a majority of the independent directors, in February 2013. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2013, the Investment Adviser was reimbursed approximately $0.1 million and $0.2 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2012, the Investment Adviser was reimbursed approximately $0.1 million in total, from us, including expenses it incurred on behalf of the Administrator, for services described above.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) agreed to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns, we met the conditions for repayment to the Investment Adviser at the end of the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser, which then purchased shares of our common stock in the secondary market.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three and six months ended March 31, 2013 totaled $45.1 million and $84.1 million, respectively. For the same periods in the prior year, purchases of long-term investments, including PIK, totaled $32.9 million and $72.3 million, respectively. Sales and repayments of long-term investments for the three and six months ended March 31, 2013 totaled $43.9 million and $74.2 million, respectively. For the same periods in the prior year, sales and repayments of long-term investments totaled $19.3 million and $41.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2013

(Unaudited)

Investments and cash equivalents consisted of the following:

	March 31, 2013		September 30, 2012
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$159,997,444	$159,682,263	$150,258,038	$150,209,747
Second lien	9,997,477	10,347,423	11,608,643	12,025,500
Subordinated debt / corporate notes	12,858,238	11,904,164	9,194,181	8,296,719
Preferred and common equity	683,814	1,935,912	517,147	1,302,434

Total investments	183,536,973	183,869,762	171,578,009	171,834,400

Cash equivalents	2,725,248	2,725,248	3,845,803	3,845,803

Total investments and cash equivalents	$186,262,221	$186,595,010	$175,423,812	$175,680,203

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries were as follows:

	As of
Industry Classification	March 31, 2013	September 30, 2012
Hotel, Gaming and Leisure	13%	8%
Healthcare and Pharmaceuticals	9	8
Consumer Goods: Non-Durable	8	6
Consumer Services	8	3
Beverage, Food and Tobacco	6	6
Business Services	6	10
High Tech Industries	6	11
Media: Advertising, Printing and Publishing	6	5
Automotive	5	2
Chemicals, Plastics and Rubber	5	6
Media: Diversified and Production	4	6
Containers, Packaging and Glass	3	2
Retail	3	2
Telecommunications	3	5
Construction and Building	2	2
Consumer Goods: Durable	2	4
Environmental Industries	2	2
Metals and Mining	2	2
Transportation: Consumer	2	—
Aerospace and Defense	1	2
Media: Broadcasting and Subscription	1	2
Wholesale	1	2
All Other	2	4

Total	100%	100%

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

MARCH 31, 2013

(Unaudited)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2013, our ability to observe valuation inputs resulted in reclassification of assets from Level 3 to 2 and we had no other transfers between levels. This compares to the six months ended March 31, 2012, which resulted in no reclassification of assets from Levels 1, 2 or 3.

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

MARCH 31, 2013

(Unaudited)

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of March 31, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$157,963,729	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	19,742,871	Market Comparable	Market Yield	7.3% - 14.9%(12.0%)
Preferred and common equity	1,935,912	Enterprise Market Value	EBITDA multiple	6.8x – 9.5x (8.2x)

Total Level 3 investments	179,642,512

Long-Term Credit Facility	$34,200,000	Market Comparable	Market Yield	2.9%

Our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at March 31, 2013
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$159,682,263	$—	$—	$159,682,263
Second lien	10,347,423	—	1,623,750	8,723,673
Subordinated debt/corporate notes	11,904,164	—	2,603,500	9,300,664
Preferred and common equity	1,935,912	—	—	1,935,912

Total investments	183,869,762	—	4,227,250	179,642,512

Cash equivalents	2,725,248	2,725,248	—	—

Total investments and cash equivalents	186,595,010	2,725,248	4,227,250	179,642,512

Long-Term Credit Facility	$34,200,000	$—	$—	$34,200,000

	Fair Value Measurements at September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$150,209,747	$—	$—	$150,209,747
Second lien	12,025,500	—	—	12,025,500
Subordinated debt/corporate notes	8,296,719	—	2,788,000	5,508,719
Preferred and common equity	1,302,434	—	—	1,302,434

Total investments	171,834,400	—	2,788,000	169,046,400

Cash equivalents	3,845,803	3,845,803	—	—

Total investments and cash equivalents	175,680,203	3,845,803	2,788,000	169,046,400

Long-Term Credit Facility	$75,122,500	$—	$—	$75,122,500

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2013

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2013
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, September 30, 2012	$150,209,747	$18,836,653	$169,046,400
Realized gains	1,132,985	414,485	1,547,470
Unrealized (depreciation) appreciation	(266,886)	539,275	272,389
Purchases, PIK and net discount accretion	75,103,378	9,486,250	84,589,628
Sales / repayments / exchanges	(66,496,961)	(7,730,164)	(74,227,125)
Transfers in and/or out of Level 3	—	(1,586,250)	(1,586,250)

Ending Balance, March 31, 2013	$159,682,263	$19,960,249	$179,642,512

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$580,762	$(1,973,070)	$(1,392,308)

	Six Months Ended March 31, 2012
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, September 30, 2011	$89,329,379	$18,206,115	$107,535,494
Realized gains	315,366	86,442	401,808
Unrealized appreciation	3,176,684	543,615	3,720,299
Purchases, PIK and net discount accretion	67,494,977	2,868,886	70,363,863
Sales / repayments	(34,010,082)	(5,533,750)	(39,543,832)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, March 31, 2012	$126,306,324	$16,171,308	$142,477,632

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$3,638,956	$546,020	$4,184,976

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Six Months Ended March 31,
Long-Term Credit Facility	2013	2012
Beginning Balance, September 30, 2012 and 2011, respectively (cost – $75,500,000 and $24,650,000, respectively)	$75,122,500	$24,650,000
Total unrealized appreciation (depreciation) included in earnings	377,500	(239,000)
Borrowings	45,250,000	54,050,000
Repayments	(86,550,000)	(30,900,000)
Transfers in and/or out of Level 3	—	—

Ending Balance, March 31, 2013 and 2012, respectively (cost – $34,200,000 and $47,800,000, respectively)	$34,200,000	$47,561,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2013

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.5 million relating to amendment fees on the Credit Facility in the three months ended March 31, 2013. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three and six months ended March 31, 2013, we had a net change in unrealized appreciation of zero and $0.4 million, respectively. For the three and six months ended March 31, 2012, we had a net change in unrealized (appreciation) depreciation of $(0.1) million and $0.2 million, respectively. As of March 31, 2013 and September 30, 2012, the Credit Facility had unrealized depreciation of zero and $0.4 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Numerator for net increase in net assets resulting from operations	$3,205,735	$4,525,075	$4,971,166	$7,630,240
Denominator for basic weighted average shares	7,050,833	6,850,667	6,949,650	6,850,667
Denominator for diluted weighted average shares*	7,080,833	6,850,667	6,964,485	6,850,667
Basic net increase in net assets per share resulting from operations	$0.45	$0.66	$0.72	$1.12
Diluted net increase in net assets per share resulting from operations*	$0.45	$0.66	$0.71	$1.12

*	Includes shares issued in connection with the underwriters’ overallotment option.

7. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2013 and September 30, 2012, cash equivalents consisted of money market funds in the amounts of $2.7 million and $3.8 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2013

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2013	2012
Per Share Data:
Net asset value, beginning of period	$13.98	$13.44
Net investment income (1)	0.54	0.43
Net change in realized and unrealized gain (1)	0.18	0.69

Net increase in net assets resulting from operations (1)	0.72	1.12
Dividends to stockholders (1), (2)	(0.50)	(0.44)
Effect of common stock issuance and offering costs	(0.10)	—

Net asset value, end of period	$14.10	$14.12

Per share market value, end of period	$13.96	$11.75

Total return* (3)	14.34%	15.75%
Shares outstanding at end of period	9,851,151	6,850,667

Ratios / Supplemental Data: **
Ratio of operating expenses to average net assets (4)	5.68%	3.88%
Ratio of Credit Facility related expenses to average net assets (5)	2.37%	1.32%

Ratio of total expenses to average net assets	8.05%	5.20%
Ratio of net investment income to average net assets	7.27%	6.19%
Net assets at end of period	$138,879,485	$96,722,305

Average debt outstanding	$73,503,159	$34,512,568

Average debt per share	$10.58	$5.04
Portfolio turnover ratio	85.12%	65.86%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)

Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Operating expenses exclude Credit Facility amendment costs.
(5)	Ratio does not annualize Credit Facility amendment costs.

9. CREDIT FACILITY

On March 29, 2013, we amended Funding I’s Credit Facility with SunTrust Bank, or the Lender, to expand the size of its Credit Facility from $100 million to $125 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, to reduce the interest rate spread above LIBOR from 225 to 200 basis points, to reduce the undrawn commitment fee and to extend the maturity date to May 2018 and the revolving period (as defined below) to May 2016. As of March 31, 2013 and September 30, 2012, Funding I had $34.2 million and $75.5 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.21% and 2.47%, respectively, excluding the 0.375% undrawn commitment fee.

During the period to and including May 14, 2016, or the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in May 2018. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2013

(Unaudited)

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that all management fee owing with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager.

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

11. SUBSEQUENT EVENTS

On April 8, 2013, we sold an additional 450,000 shares of common stock pursuant to the exercise of the underwriters’ overallotment option at a public offering price of $14.00 per share, generating gross proceeds of $6.3 million. Our Investment Adviser paid the entire sales load of $0.2 million in connection with the sale of these shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”), including the consolidated schedule of investments, as of March 31, 2013 and the consolidated statement of operations for the three and six months ended March 31, 2013 and 2012, changes in net assets, and cash flows for the six months ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

May 9, 2013

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans, and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans or variable-rate investments are loans that typically pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as the London Interbank Offered Rate, or LIBOR, plus a fixed spread.

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

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest which may, from time to time, include variable-rate derivative instruments. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and to a lesser extent, equity investments. Our investment size may generally range between $1 million and $10 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

Organization and Structure of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized in October 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for federal income tax purposes we intend to continue to be treated and qualify annually as a RIC under the Code.

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

Expenses

Our primary operating expenses include the payment of management fee to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and commitment fees on the unfunded debt under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fee, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2013, our portfolio totaled $183.9 million and consisted of $159.7 million of senior secured loans, $10.4 million of second lien secured debt and $13.8 million of subordinated debt, preferred and common equity investments. Our debt portfolio consisted of 88% variable-rate investments (including 83% with a LIBOR or prime floor) and 12% fixed-rate investments. Overall, the portfolio had unrealized appreciation of $0.3 million. Our overall portfolio consisted of 63 companies with an average investment size of $2.9 million, had a weighted average yield on debt investments of 8.8%, and was invested 87% in senior secured loans, 6% in second lien secured debt and 7% in subordinated debt, preferred and common equity investments.

As of September 30, 2012, our portfolio totaled $171.8 million and consisted of $150.2 million of senior secured loans, $12.0 million of second lien secured debt and $9.6 million of subordinated debt, preferred and common equity investments. Our debt portfolio consisted of 85% variable-rate investments (including 81% with a LIBOR or prime floor) and 15% fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $0.3 million. Our overall portfolio consisted of 61 companies with an average investment size of $2.8 million, had a weighted average yield on debt investments of 8.6%, and was invested 87% in senior secured loans, 7% in second lien secured debt and 6% in subordinated debt, preferred and common equity investments.

For the three months ended March 31, 2013, we invested $45.1 million in 16 new and four existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the three months ended March 31, 2013 totaled $43.9 million. For the six months ended March 31, 2013, we invested $84.0 million in 28 new portfolio companies and six existing portfolio companies with a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the six months ended March 31, 2013 totaled $74.2 million.

For the three months ended March 31, 2012, we invested $32.9 million in 12 new portfolio companies with a weighted average yield on debt investments of 8.9%. Sales and repayments of investments for the three months ended March 31, 2012 totaled $19.3 million. For the six months ended March 31, 2012, we invested $72.2 million in 25 new portfolio companies and two existing portfolio companies with a weighted average yield on debt investments of 9.2%. Sales and repayments of investments for the six months ended March 31, 2012 totaled $41.6 million.

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

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.5 million relating to amendment fees on the Credit Facility in the three months ended March 31, 2013. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three and six months ended March 31, 2013, we had a net change in unrealized appreciation of zero and $0.4 million, respectively. For the three and six months ended March 31, 2012, we had a net change in unrealized (appreciation) depreciation of $(0.1) million and $0.2 million, respectively. As of March 31, 2013 and September 30, 2012, the Credit Facility had unrealized depreciation of zero and $0.4 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2013 and 2012.

Investment Income

Investment income for the three and six months ended March 31, 2013 was $4.1 million and $8.1 million, respectively, and was attributable to $3.6 million and $6.9 million from senior secured loans, $0.2 million and $0.5 million from second lien secured debt investments and $0.3 million and $0.7 million from subordinated debt investments, respectively. This compares to investment income for the three and six months ended March 31, 2012, which was $2.9 million and $5.4 million, respectively, and was attributable to $2.3 million and $4.3 million from senior secured loans, $0.3 million and $0.6 million from second lien secured debt investments and $0.3 million and $0.5 million from subordinated debt investments, respectively. The increase in investment income was due to a larger portfolio which was funded through both our Credit Facility and rotation out of lower yielding assets. We intend to grow our portfolio with the proceeds of our recent offering of common stock and our increased borrowing capacity under our Credit Facility.

Expenses

Expenses for the three and six months ended March 31, 2013 totaled $2.5 million and $4.4 million, respectively. Base management fee for the same periods totaled $0.5 million and $0.9 million, performance-based incentive fee totaled $0.6 million and $1.0 million (including $0.3 million of non-payable incentive fee), Credit Facility expenses totaled $0.5 million and $1.0 million (excluding $0.5 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.4 million and $0.9 million and excise taxes were $0.1 million, respectively. This compares to expenses for the three and six months ended March 31, 2012, which totaled $1.4 million and $2.5 million, respectively. Base management fee for the same periods in the prior year totaled $0.4 million and $0.7 million, performance-based incentive fee totaled $0.2 million and $0.2 million, Credit Facility expenses totaled $0.3 million and $0.6 million and general and administrative expenses totaled $0.5 million and $1.0 million, respectively. The increase in management fee, incentive fee and Credit Facility expenses was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

Net Investment Income

Net investment income totaled $1.7 million and $3.7 million, or $0.24 and $0.54 per share, for the three and six months ended March 31, 2013, respectively. Net investment income totaled $1.5 million and $2.9 million, or $0.23 and $0.43 per share, for the three and six months ended March 31, 2012, respectively. The increase in net investment income was due to a larger portfolio and higher yielding assets offset by higher Credit Facility expenses and management and incentive fee.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2013 totaled $43.9 million and $74.2 million and realized gains totaled $1.1 million and $1.5 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2012 totaled $19.3 million and $41.6 million and realized gains totaled $0.1 million and $0.4 million, respectively. The increase in realized gains was driven by a higher volume of sales and early repayments than the comparable periods in the prior year.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and six months ended March 31, 2013, we reported unrealized appreciation on investments of $0.4 million and $0.1 million, respectively. For the three and six months ended March 31, 2012, we reported unrealized appreciation on investments of $3.0 million and $4.1 million, respectively. As of March 31, 2013 and September 30, 2012, net unrealized appreciation on investments totaled $0.3 million and $0.3 million, respectively. The decrease in unrealized appreciation for current periods compared to prior periods was the result of the reversal of unrealized gains upon exiting our investments and changes in market values.

For the three and six months ended March 31, 2013, our long-term Credit Facility had a change in unrealized (appreciation) of zero and $(0.4) million, respectively. For the three and six months ended March 31, 2012, our long-term Credit Facility had a change in unrealized (appreciation) depreciation of $(0.1) million and $0.2 million, respectively. As of March 31, 2013 and September 30, 2012, net unrealized depreciation on our long-term Credit Facility totaled zero and $0.4 million, respectively. The change in unrealized appreciation for current periods compared to prior periods was the result of changes in the leveraged credit markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $3.2 million and $5.0 million, or $0.45 and $0.72 per share, respectively, for the three and six months ended March 31, 2013. This compares to a net increase in net assets resulting from operations which totaled $4.5 million and $7.6 million, or $0.66 and $1.12 per share, respectively, for the three and six months ended March 31, 2012. The decrease in net assets resulting from operations compared to last year was due to changes in fair value of our investments due to changes in the market values of our investments.

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

On March 29, 2013, we amended Funding I’s Credit Facility with SunTrust Bank, or the Lender, to expand the size of its Credit Facility from $100 million to $125 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, to reduce the interest rate spread above LIBOR from 225 to 200 basis points, to reduce the undrawn commitment fee and to extend the maturity date to May 2018 and the revolving period (as defined below) to May 2016. As of March 31, 2013 and September 30, 2012, Funding I had $34.2 million and $75.5 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.21% and 2.47%, respectively, excluding the 0.375% undrawn commitment fee.

During the period to and including May 14, 2016, or the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in May 2018. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. For a complete list of such covenants see the amended and restated revolving credit and security agreement filed as an exhibit to Form 10-Q filed on August 9, 2012. As of March 31, 2013, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I. The Investment Adviser has irrevocably directed that all management fee owed with respect to such services are to be paid to the Company so long as the Investment Adviser remains the collateral manager.

We may raise equity or debt capital through both registered offerings and private offerings of securities and by securitizing a portion of our investments among other considerations. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes. On March 26, 2013, we completed a follow-on public offering of 3,000,000 shares of common stock at a public offering price of $14.00 per share for gross proceeds of $42.0 million and net proceeds of $41.6 million after offering expenses. Our Investment Adviser paid the entire sales load of $1.3 million in connection with this offering.

At March 31, 2013, we had cash equivalents of $2.7 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $4.0 million for the six months ended March 31, 2013, and our financing activities used cash of $5.1 million for the same period. Our operating activities provided cash primarily from our investment activity that offset our financing activities, which used cash primarily to pay the deferred sales load and net repayments under the Credit Facility that was partially financed by the proceeds of our offering.

Our operating activities used cash of $23.3 million for the six months ended March 31, 2012, and our financing activities provided cash of $20.2 million for the same period. Our operating activities used cash primarily for our investment activity that was financed by net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2013, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$34.2	$—	$—	$34.2	$—

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

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) agreed to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equals or exceeds 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns, we met the conditions for repayment to the Investment Adviser at the end of the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser, which then purchased shares of our common stock in the secondary market.

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

During the three and six months ended March 31, 2013, we declared to stockholders distributions of $0.255 and $0.503 per share, for total distributions of $1.7 million and $3.4 million, respectively. For the same periods in the prior year, we declared distributions of $0.225 and $0.435 per share, respectively, for total distributions of $1.5 million and $3.0 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

RECENT DEVELOPMENTS

On April 8, 2013, we sold an additional 450,000 shares of common stock pursuant to the exercise of the underwriters’ overallotment option at a public offering price of $14.00 per share, generating gross proceeds of $6.3 million. Our Investment Adviser paid the entire sales load of $0.2 million in connection with the sale of these shares.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, our debt portfolio consisted of 88% variable-rate investments (including 83% with a LIBOR or prime floor) and 12% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statement of Assets and Liabilities and other business developments that could affect net increase in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock, or any securities we may issue, could decline, and you may lose all or part of your investment.

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a material and adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. capital markets have experienced a period of disruption characterized by the freezing of credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. During this period of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of the U.S. government spending cuts that took effect March 1, 2013. We may in the future have difficulty accessing debt and equity capital, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition to the risk factor above and other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on May 3, 2012).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1 *	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of March 29, 2013, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent and U.S. Bank National Association, as collateral agent, as backup collateral manager and as custodian.

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 9, 2013	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)