Form 10-Q
period 2013-06-30
PennantPark Floating Rate Capital Ltd.
filed 2013-08-08
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 8 was 14,709,356

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its consolidated subsidiary; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our senior secured revolving credit facility, as amended, or the Credit Facility, and our business include investments we make through our wholly owned consolidated subsidiary, PennantPark Floating Rate Funding I, LLC, or Funding I.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013 (unaudited)	September 30, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$253,491,463 and $171,578,009, respectively)	$250,514,412	$171,834,400
Cash equivalents (See Note 7)	6,936,175	3,845,803
Interest receivable	1,167,081	1,388,867
Receivable for investments sold	4,234,177	986,278
Prepaid expenses and other assets	397,108	311,313

Total assets	263,248,953	178,366,661

Liabilities
Distributions payable	901,661	548,053
Payable for investments purchased	30,515,000	3,357,500
Credit Facility payable (cost—$85,600,000 and $75,500,000, respectively) (See Notes 5 and 9)	85,600,000	75,122,500
Interest payable on Credit Facility	150,135	161,550
Management fee payable (See Note 3)	548,779	424,747
Performance-based incentive fee payable (See Note 3)	658,545	506,314
Accrued other expenses	781,707	447,120
Accrued sales load charges (See Note 3)	—	2,055,000

Total liabilities	119,155,827	82,622,784

Net Assets
Common stock, 10,304,692 and 6,850,667 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	10,305	6,851
Paid-in capital in excess of par value	143,146,743	95,192,222
Distributions in excess of net investment income	(517,645)	(1,313,000)
Accumulated net realized gain on investments	4,430,774	1,223,913
Net unrealized (depreciation) appreciation on investments	(2,977,051)	256,391
Net unrealized depreciation on Credit Facility	—	377,500

Total net assets	$144,093,126	$95,743,877

Total liabilities and net assets	$263,248,953	$178,366,661

Net asset value per share	$13.98	$13.98

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$4,192,816	$3,120,180	$11,807,059	$8,387,545
Other income	477,487	80,522	965,794	223,915

Total investment income	4,670,303	3,200,702	12,772,853	8,611,460

Expenses:
Base management fee (See Note 3)	548,779	383,673	1,464,403	1,069,870
Performance-based incentive fee (See Note 3)	37,709	(117,536)	1,017,929	58,204
Interest and expenses on the Credit Facility (See Note 9)	375,640	409,732	1,342,103	1,031,208
Administrative services expenses (See Note 3)	144,052	147,097	452,876	435,056
Other general and administrative expenses	317,192	254,743	956,400	974,330

Expenses before excise tax expense and amendment costs	1,423,372	1,077,709	5,233,711	3,568,668
Excise tax	29,355	—	96,768	—
Credit Facility amendment costs (See Note 9)	—	276,500	500,000	276,500

Total expenses	1,452,727	1,354,209	5,830,479	3,845,168

Net investment income	3,217,576	1,846,493	6,942,374	4,766,292

Realized and unrealized (loss) gain on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	1,659,391	217,718	3,206,861	623,605
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(3,309,840)	(1,709,804)	(3,233,442)	2,355,750
Credit Facility (appreciation) depreciation (See Note 5)	—	33,000	(377,500)	272,000

Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(3,309,840)	(1,676,804)	(3,610,942)	2,627,750

Net realized and unrealized (loss) gain from investments and Credit Facility	(1,650,449)	(1,459,086)	(404,081)	3,251,355

Net increase in net assets resulting from operations	$1,567,127	$387,407	$6,538,293	$8,017,647

Net increase in net assets resulting from operations per common share	$0.15	$0.06	$0.81	$1.17

Net investment income per common share	$0.31	$0.27	$0.86	$0.70

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Net increase in net assets from operations:
Net investment income	$6,942,374	$4,766,292
Net realized gain on investments	3,206,861	623,605
Net change in unrealized (depreciation) appreciation on investments	(3,233,442)	2,355,750
Net change in unrealized (appreciation) depreciation on Credit Facility	(377,500)	272,000

Net increase in net assets resulting from operations	6,538,293	8,017,647

Distributions to stockholders:
Distributions	(6,147,019)	(4,589,945)

Capital transactions:
Public offering and distributions reinvested	48,357,975	—
Offering costs	(400,000)	—

Net increase from capital transactions	47,957,975	—

Net increase in net assets	48,349,249	3,427,702
Net assets:
Beginning of period	95,743,877	92,072,105

End of period	$144,093,126	$95,499,807

Distributions in excess of net investment income, end of period	$(517,645)	$(1,216,181)

Capital share activity:
Shares issued from public offering	3,450,000	—

Shares issued from reinvestment of dividends	4,025	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,538,293	$8,017,647
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized depreciation (appreciation) on investments	3,233,442	(2,355,750)
Net change in unrealized appreciation (depreciation) on Credit Facility	377,500	(272,000)
Net realized gain on investments	(3,206,861)	(623,605)
Net accretion of discount and amortization of premium	(853,119)	(502,435)
Purchases of investments	(198,297,678)	(99,875,195)
Payments-in-kind interest	(211,887)	(93,404)
Proceeds from dispositions of investments	120,656,091	57,033,401
Decrease (increase) in interest receivable	221,786	(289,794)
(Increase) decrease in receivables for investments sold	(3,247,899)	2,467,500
Increase in prepaid expenses and other assets	(85,795)	(118,687)
Increase in payables for investments purchased	27,157,500	7,078,630
(Decrease) increase in interest payable on Credit Facility	(11,415)	256,616
Increase in management fee payable	124,032	117,241
Increase in performance-based incentive fee payable	152,231	18,074
Increase in accrued other expenses	334,587	254,390

Net cash used for operating activities	(47,119,192)	(28,887,371)

Cash flows from financing activities:
Public offering	48,300,000	—
Offering costs	(400,000)	—
Deferred sales load paid	(2,055,000)	—
Distributions paid to stockholders	(5,735,436)	(4,521,440)
Borrowings under Credit Facility (See Notes 5 and 9)	121,450,000	71,450,000
Repayments under Credit Facility (See Notes 5 and 9)	(111,350,000)	(41,700,000)

Net cash provided by financing activities	50,209,564	25,228,560

Net increase (decrease) in cash equivalents	3,090,372	(3,658,811)
Cash equivalents, beginning of period	3,845,803	6,987,450

Cash equivalents, end of period	$6,936,175	$3,328,639

Supplemental disclosure of cash flow information:
Interest paid	$1,353,513	$774,591

Excise taxes paid	$79,140	$842

Dividends reinvested	$57,975	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—173.9% (3),(4)
First Lien Secured Debt—158.6%
AKA Diversified Holdings, Inc. (a/k/a Z Wireless Holdings, Inc.)	12/21/2016	Retail	12.50 (PIK 1.50	%(9) %)	L+1,225	2,717,710	$2,670,310	$2,730,020
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575	8,478,750	8,411,572	8,436,356
Alvogen Pharma US, Inc.	05/23/2018	Healthcare and Pharmaceuticals	7.00%		L+575	2,000,000	1,980,048	1,977,500
AMF Bowling Centers, Inc.	06/29/2018	Retail	8.75%		L+750	8,000,000	7,760,000	7,760,000
ARC Automotive Group, Inc.	11/15/2018	Automotive	6.25%		L+500	2,537,250	2,514,984	2,544,651
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,955,000	2,928,969	2,844,187
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.75%		L+450	2,985,000	2,957,250	2,988,731
Attachmate Corporation	11/22/2017	High Tech Industries	7.27%		L+575	2,775,000	2,731,151	2,775,000
Autoparts Holdings Limited	07/31/2017	Automotive	6.50%		L+500	964,483	962,051	946,801
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425	2,962,500	2,938,980	2,958,797
BBTS Borrower LP	06/04/2019	Energy: Oil and Gas	7.75%		L+650	6,982,500	6,913,161	6,938,859
CBAC Borrower, LLC	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700	5,000,000	4,950,000	5,062,500
Charlotte Russe, Inc. (8)	05/22/2019	Retail	6.75%		L+550	1,000,000	990,178	990,000
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,612,201	3,560,664	3,558,018
Document Technologies, Inc.	12/03/2018	Business Services	5.50%		L+425	966,117	958,929	963,702
DS Waters of America, Inc.	08/29/2017	Beverage, Food and Tobacco	10.50%		L+900	3,935,000	3,871,074	3,969,431
EAG, Inc.	07/28/2017	Business Services	6.75%		P+350	913,149	909,840	910,866
Edmenturn, Inc.	05/17/2018	Media: Broadcasting and Subscription	6.00%		L+475	950,625	950,625	950,625
EIG Investors Corp.	11/12/2019	High Tech Industries	6.25%		L+500	1,990,000	1,972,136	1,999,950
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,476,244	2,456,884	2,470,054
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475	2,977,538	2,963,028	2,977,537
Fishnet Security, Inc.	11/30/2017	High Tech Industries	7.75%		L+650	3,656,625	3,631,095	3,656,625
GFA Brands, Inc.	07/02/2018	Beverage, Food and Tobacco	7.00%		L+575	1,935,000	1,902,550	1,942,256
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550	2,992,500	2,985,035	3,007,462
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,285,000
GSE Environmental, Inc. (8)	05/27/2016	Environmental Industries	7.00%		L+550	2,941,857	2,932,779	2,919,794
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%		L+450	5,000,000	4,950,000	4,950,000
HMK Intermediate Holdings LLC	04/01/2019	Retail	5.75%		L+450	2,962,500	2,911,471	2,969,906
Howard Berger Co. LLC (8)	08/03/2017	Wholesale	7.00%		L+575	2,592,540	2,562,226	2,566,614
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,968,051	2,190,000
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%		L+600	9,000,000	8,848,361	8,842,500
Ikaria Acquisition Inc.	09/25/2017	Healthcare and Pharmaceuticals	7.75%		L+650	1,687,250	1,678,814	1,678,814
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	12.13%		P+625	2,175,000	2,175,000	2,185,683
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.57	%(9)	L+338	6,836,508	6,659,730	4,802,647
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850	3,293,750	3,176,610	3,186,703
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.50%		P+725	5,895,141	5,930,326	5,806,714
LifeCare Holdings LLC	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525	6,000,000	5,911,128	5,865,000
Lineage Logistics, LLC	04/26/2019	Beverage, Food and Tobacco	4.50%		L+350	5,000,000	4,975,805	4,978,125
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575	3,000,000	2,970,047	2,998,125
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.00%		L+575	3,391,500	3,361,772	3,408,458
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	2,354,516	2,350,291	2,350,984
MX USA, Inc.	05/01/2017	Healthcare and Pharmaceuticals	6.50%		L+525	2,960,964	2,925,114	2,960,964
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	946,500	934,857	948,866
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%		L+775	4,500,000	4,416,217	4,623,750
Orbitz Worldwide, Inc., Term Loan C	03/25/2019	Transportation: Consumer	5.75%		L+475	4,000,000	4,000,000	4,010,000
Packaging Coordinators, Inc.	05/15/2020	Containers, Packaging and Glass	5.50%		L+425	2,500,000	2,487,614	2,500,000
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,485,000	1,460,059	1,485,000
Penton Media, Inc. (8)	08/01/2014	Media: Diversified and Production	6.00 (PIK 2.00	% %)	L+500	5,509,179	5,182,543	5,247,493
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	7.00%		P+375	8,000,000	7,920,000	7,800,000
Premier Dental Services, Inc.	11/01/2018	Consumer Services	8.25%		L+700	3,383,000	3,291,106	3,399,915
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,177,840	4,175,625
Sabre Industries, Inc.	08/24/2018	Construction and Building	5.75%		L+475	2,985,000	2,945,873	2,983,134
Securus Technologies Holdings, Inc. (8)	04/30/2020	Telecommunications	4.75%		L+350	2,000,000	1,980,571	1,978,750
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,765,755	2,746,298	2,689,697
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	2,422,500	2,379,019	2,425,528
Steward Health Care System LLC (8)	04/13/2020	Healthcare and Pharmaceuticals	6.75%		L+550	2,000,000	1,980,663	2,010,000
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	987,500	968,700	982,563
The National Underwriter Company	05/31/2018	Media: Advertising, Printing and Publishing	6.00%		L+475	4,500,000	4,455,703	4,477,500
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	2,985,000	2,901,936	2,977,538
Travelport LLC	06/26/2019	Transportation: Consumer	6.25%		L+500	6,000,000	5,910,129	5,925,000
TriNet HR Corporation	10/24/2018	High Tech Industries	6.50%		L+525	1,994,992	1,994,992	1,990,005

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
UniTek Global Services, Inc. (8)	04/16/2018	Telecommunications	11.75%		P+850	2,009,957	$1,961,916	$1,839,110
Univita Health Inc.	06/19/2017	Consumer Services	6.50%		L+500	2,940,363	2,918,979	2,822,749
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	3,491,833	3,463,776	3,491,833
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.75%		P+450	2,947,500	2,927,091	1,915,875
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.77%		L+525	3,363,750	3,356,481	3,355,341
Wilton Brands, LLC (8)	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,272,500	3,217,620	3,256,138
YP LLC	06/04/2018	Media: Advertising, Printing and Publishing	8.05%		L+675	5,985,000	5,836,762	5,910,188

Total First Lien Secured Debt							229,974,784	228,527,557

Second Lien Secured Debt—9.2% (8)
American Gilsonite Company (5)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,157,500
Brand Energy and Infrastructure Services, Inc.	10/23/2019	Energy: Oil and Gas	11.00%		L+975	1,906,607	1,860,066	1,939,973
Cannery Casino Resorts, LLC	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,670,556	1,610,750
Gastar Exploration USA, Inc. (5)	05/15/2018	Energy: Oil and Gas	8.63%		—	2,000,000	2,000,000	1,920,000
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	3,000,000	2,955,000	2,942,499
Seven Seas Cruises (5), (6)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,590,000

Total Second Lien Secured Debt							12,985,622	13,160,722

Subordinated Debt/Corporate Notes—6.0% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,851,875	2,050,000
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.25%		—	1,987,500	1,948,498	1,989,416
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Energy: Oil and Gas	14.00 (PIK 4.00	% %)	—	1,792,215	1,759,659	1,771,822
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,804,358	2,836,907

Total Subordinated Debt/Corporate Notes							10,364,390	8,648,145

Common Equity—0.1% (7), (8)
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	177,988

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							253,491,463	250,514,412
Cash Equivalents—4.8%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							5,187,667	5,187,667
BlackRock Liquidity Funds, Temp Fund, Institutional Shares							1,748,508	1,748,508

Total Cash Equivalents							6,936,175	6,936,175

Total Investments and Cash Equivalents—178.7%							$260,427,638	$257,450,587

Liabilities in Excess of Other Assets—(78.7)%								(113,357,461)
Net Assets—100.0%								$144,093,126

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
W3 CO.	10/31/2017	Energy: Oil and Gas	7.50%		L+625	1,985,000	$1,916,035	$1,982,519
Water Pik, Inc.	08/10/2017	Consumer Goods: Durable	6.75%		L+525	3,465,000	3,434,281	3,456,338
WCA Waste Corporation	03/23/2018	Environmental Industries	5.50%		L+425	995,000	985,787	998,316
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,400,000	3,332,763	3,417,000
Yonkers Racing Corporation (5), (8)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,288,196	4,320,000

Total First Lien Secured Debt							150,258,038	150,209,747

Second Lien Secured Debt—12.6%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,082,500
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%		L+900	1,000,000	995,180	900,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,666,000	1,691,500
Mood Media Corporation (6)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,486,780	1,475,250
ROC Finance LLC and ROC Finance 1 Corp (8)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,969,103	2,320,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	991,580	996,250
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,560,000

Total Second Lien Secured Debt							11,608,643	12,025,500

Subordinated Debt/Corporate Notes—8.7% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,782,015	2,788,000
Document Technologies, Inc.	12/01/2017	Business Services	13.00%		—	1,000,000	980,074	1,000,000
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food and Tobacco	14.25 (PIK 2.25	% %)	—	4,508,719	4,432,092	4,508,719

Total Subordinated Debt/Corporate Notes							9,194,181	8,296,719

Preferred Equity/Partnership Interests—0.2% (7), (8)
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%		—	176	110,697	200,571

Common Equity/Partnership Interests—1.1% (7), (8)
Titan Private Holdings I, LLC (Tekelec Global, Inc.)	—	Telecommunications	—		—	401,797	401,450	1,091,018
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—		—	8	5,000	10,845

Total Common Equity							406,450	1,101,863

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							171,578,009	171,834,400
Cash Equivalents—4.0%							3,845,803	3,845,803

Total Investments and Cash Equivalents—183.5%							$175,423,812	$175,680,203

Liabilities in Excess of Other Assets—(83.5)%								(79,936,326)
Net Assets—100.0%								$95,743,877

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans or variable-rate investments pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien, high yield, mezzanine and distressed debt securities and, to a lesser extent, equity investments.

In April 2011, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” In connection with our initial public offering, we issued 6,850,000 shares of common stock, for gross proceeds of $102.8 million, or $97.7 million after deducting the sales load and underwriting expenses. The underwriters agreed to reimburse, and have paid us, $0.4 million of the estimated $1.0 million of offering expenses. See Note 3.

In March 2013, we completed a follow-on public offering, including the underwriters’ exercise of the overallotment option, of 3,450,000 shares of common stock at a public offering price of $14.00 per share for gross proceeds of $48.3 million and net proceeds of $47.9 million after offering expenses. Our Investment Adviser paid the entire sales load of $1.4 million in connection with this offering.

We entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that all management fee owed with respect to such services are to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $125.0 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 9.

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

JUNE 30, 2013

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

(b) Security Transactions, Revenue Recognition, and Realized / Unrealized Gains or Losses

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

JUNE 30, 2013

(Unaudited)

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to tax as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and accrue an excise tax of $0.1 million and less than $0.1 million for the nine months ended June 30, 2013 and 2012, respectively.

PennantPark Floating Rate Capital Ltd. recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2011 remain subject to examination by the Internal Revenue Service and the state department of revenue.

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

(d) Dividends, Distributions and Capital Transactions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend or distribution is ratified by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include qualified dividends or return of capital.

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

JUNE 30, 2013

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our independent directors, in February 2013. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owing with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets” (net of U.S. Treasury Bills, temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Base management fee for any partial month or quarter are appropriately pro-rated. For the three and nine months ended June 30, 2013, the Investment Adviser earned a base management fee of $0.5 million and $1.5 million, respectively, from us. For the three and nine months ended June 30, 2012, the Investment Adviser earned a base management fee of $0.4 million and $1.1 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. For the three and nine months ended June 30, 2013, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.4 million and $1.0 million, respectively. For the three and nine months ended June 30, 2012, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement, which resulted in an accrual of less than $0.1 million.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. For the three and nine months ended June 30, 2013 and 2012, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains (losses) and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fee paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2013, the Investment Adviser earned an incentive fee on unrealized and realized capital gains as calculated under GAAP of approximately $(0.3) million, representing an expense reversal, and zero, respectively. For the three and nine months ended June 30, 2012, the Investment Adviser earned an incentive fee on unrealized and realized capital gains as calculated under GAAP, which resulted in $(0.1) million and no accrual, respectively.

The Administration Agreement with the Administrator was re-approved by our board of directors, including a majority of the independent directors, in February 2013. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2013, the Investment Adviser and Administrator, collectively, were reimbursed approximately $0.1 million and $0.3 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2012, the Investment Adviser was reimbursed approximately less than $0.1 million and $0.2 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) agreed to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equaled or exceeded 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns, we met the conditions for repayment to the Investment Adviser at the end of the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser, who then purchased shares of our common stock in the secondary market.

4. INVESTMENTS

Purchases of investments, including PIK, for the three and nine months ended June 30, 2013 totaled $114.4 million and $198.5 million, respectively. For the same periods in the prior year, purchases of investments, including PIK, totaled $27.7 million and $100.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2013 totaled $46.4 million and $120.7 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $15.4 million and $57.0 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

Investments and cash equivalents consisted of the following:

	June 30, 2013		September 30, 2012
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$229,974,784	$228,527,557	$150,258,038	$150,209,747
Second lien	12,985,622	13,160,722	11,608,643	12,025,500
Subordinated debt / corporate notes	10,364,390	8,648,145	9,194,181	8,296,719
Preferred and common equity	166,667	177,988	517,147	1,302,434

Total investments	253,491,463	250,514,412	171,578,009	171,834,400

Cash equivalents	6,936,175	6,936,175	3,845,803	3,845,803

Total investments and cash equivalents	$260,427,638	$257,450,587	$175,423,812	$175,680,203

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries were as follows:

	As of
Industry Classification	June 30, 2013	September 30, 2012
Hotel, Gaming and Leisure	12%	8%
Healthcare and Pharmaceuticals	10	8
Media: Advertising, Printing and Publishing	9	5
Consumer Services	8	3
Business Services	7	10
Consumer Goods: Non-Durable	7	6
High Tech Industries	7	11
Retail	6	2
Energy: Oil and Gas	5	1
Beverage, Food and Tobacco	4	6
Transportation: Consumer	4	—
Automotive	3	2
Chemicals, Plastics and Rubber	3	6
Media: Diversified and Production	3	6
Containers, Packaging and Glass	2	2
Media: Broadcasting and Subscription	2	2
Telecommunications	2	5
Aerospace and Defense	1	2
Construction and Building	1	2
Consumer Goods: Durable	1	4
Environmental Industries	1	2
Metals and Mining	1	2
All Other	1	5

Total	100%	100%

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

JUNE 30, 2013

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2013, our ability to observe valuation inputs resulted in reclassification of one asset from Level 3 to 2 and we had no other transfers between levels. This compares to the nine months ended June 30, 2012, which resulted in no reclassification of assets from Levels 1, 2 or 3.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

Under Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” and as outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

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

JUNE 30, 2013

(Unaudited)

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of June 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$231,690,743	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	15,005,681	Market Comparable	Market Yield	7.3% – 15.2%(11.9%)
Common equity	177,988	Enterprise Market Value	EBITDA multiple	7.0x – 7.0x (7.0x)

Total Level 3 investments	246,874,412

Long-Term Credit Facility	$85,600,000	Market Comparable	Market Yield	3.6%

Asset Category	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$155,983,312	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	11,760,650	Market Comparable	Market Yield	7.3% – 15.3%(11.9%)
Preferred and common equity	1,302,438	Enterprise Market Value	EBITDA multiple	6.5x – 8.5x (6.8x)

Total Level 3 investments	169,046,400

Long-Term Credit Facility	$75,122,500	Market Comparable	Market Yield	3.1%

Our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at June 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$228,527,557	$—	$—	$228,527,557
Second lien	13,160,722	—	1,590,000	11,570,722
Subordinated debt/corporate notes	8,648,145	—	2,050,000	6,598,145
Preferred and common equity	177,988	—	—	177,988

Total investments	250,514,412	—	3,640,000	246,874,412

Cash equivalents	6,936,175	6,936,175	—	—

Total investments and cash equivalents	257,450,587	6,936,175	3,640,000	246,874,412

Long-Term Credit Facility	$85,600,000	$—	$—	$85,600,000

	Fair Value Measurements at September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$150,209,747	$—	$—	$150,209,747
Second lien	12,025,500	—	—	12,025,500
Subordinated debt/corporate notes	8,296,719	—	2,788,000	5,508,719
Preferred and common equity	1,302,434	—	—	1,302,434

Total investments	171,834,400	—	2,788,000	169,046,400

Cash equivalents	3,845,803	3,845,803	—	—

Total investments and cash equivalents	175,680,203	3,845,803	2,788,000	169,046,400

Long-Term Credit Facility	$75,122,500	$—	$—	$75,122,500

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2013
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, September 30, 2012	$150,209,747	$18,836,653	$169,046,400
Realized gains	1,470,514	1,736,347	3,206,861
Unrealized depreciation	(1,398,938)	(1,030,393)	(2,429,331)
Purchases, PIK and net discount accretion	181,863,473	17,429,350	199,292,823
Sales / repayments / exchanges	(103,617,239)	(17,038,852)	(120,656,091)
Transfers in and/or out of Level 3	—	(1,586,250)	(1,586,250)

Ending Balance, June 30, 2013	$228,527,557	$18,346,855	$246,874,412

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(388,299)	$(2,694,643)	$(3,082,942)

	Nine Months Ended June 30, 2012
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance, September 30, 2011	$89,329,379	$18,206,115	$107,535,494
Realized gains	460,977	160,181	621,158
Unrealized appreciation	1,687,829	804,825	2,492,654
Purchases, PIK and net discount accretion	90,634,426	5,431,216	96,065,642
Sales / repayments	(45,371,493)	(9,603,105)	(54,974,598)
Transfers in and/or out of Level 3	—	—	—

Ending Balance, June 30, 2012	$136,741,118	$14,999,232	$151,740,350

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$2,168,199	$807,232	$2,975,431

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value Nine Months Ended June 30,
Long-Term Credit Facility	2013	2012
Beginning Balance, September 30, 2012 and 2011, respectively (cost – $75,500,000 and $24,650,000, respectively)	$75,122,500	$24,650,000
Total unrealized appreciation (depreciation) included in earnings	377,500	(272,000)
Borrowings	121,450,000	71,450,000
Repayments	(111,350,000)	(41,700,000)
Transfers in and/or out of Level 3	—	—

Ending Balance, June 30, 2013 and 2012, respectively (cost – $85,600,000 and $54,400,000, respectively)	$85,600,000	$54,128,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.5 million relating to amendment fees on the Credit Facility in the nine months ended June 30, 2013. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three and nine months ended June 30, 2013, we had a net change in unrealized appreciation of zero and $0.4 million, respectively. For the three and nine months ended June 30, 2012, we had a net change in unrealized appreciation of $0.1 million and $0.3 million, respectively. As of June 30, 2013 and September 30, 2012, the Credit Facility had unrealized depreciation of zero and $0.4 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Numerator for net increase in net assets resulting from operations	$1,567,127	$387,407	$6,538,293	$8,017,647
Denominator for basic and diluted weighted average shares	10,302,918	6,850,667	8,067,406	6,850,667
Basic and diluted net increase in net assets per share resulting from operations	$0.15	$0.06	$0.81	$1.17

7. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2013 and September 30, 2012, cash equivalents consisted of money market funds in the amounts of $6.9 million and $3.8 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2013	2012
Per Share Data:
Net asset value, beginning of period	$13.98	$13.44
Net investment income (1)	0.86	0.70
Net change in realized and unrealized (loss) gain (1)	(0.05)	0.47

Net increase in net assets resulting from operations (1)	0.81	1.17
Distributions to stockholders (1), (2)	(0.76)	(0.67)
Effect of offering costs	(0.05)	—

Net asset value, end of period	$13.98	$13.94

Per share market value, end of period	$14.14	$11.90

Total return* (3)	17.94%	19.45%
Shares outstanding at end of period	10,304,692	6,850,667

Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.70%	3.57%
Ratio of Credit Facility related expenses to average net assets (5)	1.90%	1.84%

Ratio of total expenses to average net assets	6.60%	5.41%
Ratio of net investment income to average net assets	8.03%	6.70%
Net assets at end of period	$144,093,126	$95,499,807

Average debt outstanding	$66,821,154	$40,176,277

Average debt per share (1)	$8.28	$5.86
Portfolio turnover ratio	85.26%	56.90%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(2)	Distributions and dividends are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)

Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Operating expenses exclude Credit Facility amendment costs.
(5)	Ratio does not annualize Credit Facility amendment costs.

9. CREDIT FACILITY

Funding I’s Credit Facility with SunTrust Bank, or the Lender, is $125 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period (as defined below) of May 2016. As of June 30, 2013 and September 30, 2012, Funding I had $85.6 million and $75.5 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.20% and 2.47%, respectively, excluding the 0.375% undrawn commitment fee.

Until May 2016, or the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in May 2018. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2013

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

11. SUBSEQUENT EVENTS

In connection with our July 16, 2013 public offering, we issued approximately 4.6 million shares (including underwriters’ overallotment option) of common stock at a public offering price of $14.20 per share, raising approximately $65.2 million in gross proceeds.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”), including the consolidated schedule of investments, as of June 30, 2013 and the consolidated statement of operations for the three and nine months ended June 30, 2013 and 2012, changes in net assets, and cash flows for the nine months ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2013

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiary regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

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

We believe that Floating Rate Loans to U.S. middle-market private companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in U.S. middle-market public companies that are thinly traded or have a small market-capitalization. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our investments may have terms of three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We have used, and expect to continue to use, our Credit Facility, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Organization and Structure of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized in October 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated, and intend to qualify annually, as a RIC under the Code.

Our investment activities are managed by the Investment Advisers. Under our investment management agreement, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement, or Administration Agreement, with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. Our board of directors, a majority of whom are independent of us, and the Investment Adviser supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount, or OID, and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of management fee to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2013, our portfolio totaled $250.5 million and consisted of $228.5 million of senior secured loans, $13.2 million of second lien secured debt and $8.8 million of subordinated debt, preferred and common equity investments. Our debt portfolio consisted of 91% variable-rate investments (including 88% with a LIBOR or prime floor) and 9% fixed-rate investments. Overall, the portfolio had unrealized depreciation of $3.0 million. Our overall portfolio consisted of 78 companies with an average investment size of $3.2 million, had a weighted average yield on debt investments of 8.1%, and was invested 91% in senior secured loans, 5% in second lien secured debt and 4% in subordinated debt, preferred and common equity investments.

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

For the three months ended June 30, 2013, we invested $114.3 million in 26 new and five existing portfolio companies with a weighted average yield on debt investments of 7.5%. Sales and repayments of investments for the three months ended June 30, 2013 totaled $46.4 million. For the nine months ended June 30, 2013, we invested $198.3 million in 54 new and 11 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the nine months ended June 30, 2013 totaled $120.7 million.

For the three months ended June 30, 2012, we invested $27.7 million in 11 new and two existing portfolio companies with a weighted average yield on debt investments of 9.3%. Sales and repayments of investments for the three months ended June 30, 2012 totaled $15.4 million. For the nine months ended June 30, 2012, we invested $99.9 million in 36 new and four existing portfolio companies with a weighted average yield on debt investments of 9.2%. Sales and repayments of investments for the nine months ended June 30, 2012 totaled $57.0 million.

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

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.5 million relating to amendment fees on the Credit Facility in the nine months ended June 30, 2013. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. For the three and nine months ended June 30, 2013, we had a net change in unrealized appreciation of zero and $0.4 million, respectively. For the three and nine months ended June 30, 2012, we had a net change in unrealized appreciation of less than $0.1 million and $0.3 million, respectively. As of June 30, 2013 and September 30, 2012, the Credit Facility had unrealized depreciation of zero and $0.4 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2013 and 2012.

Investment Income

Investment income for the three and nine months ended June 30, 2013 was $4.7 million and $12.8 million, respectively, and was attributable to $3.9 million and $10.8 million from senior secured loans, $0.5 million and $1.0 million from second lien secured debt investments and $0.3 million and $1.0 million from subordinated debt investments, respectively. This compares to investment income for the three and nine months ended June 30, 2012, which was $3.2 million and $8.6 million, respectively, and was attributable to $2.7 million and $7.0 million from senior secured loans, $0.2 million and $0.8 million from second lien secured debt investments and $0.3 million and $0.5 million from subordinated debt investments, respectively. The increase in investment income compared with the same periods in the prior year is primarily the result of deploying our proceeds from our March 2013 equity offering.

Expenses

Expenses for the three and nine months ended June 30, 2013 totaled $1.5 million and $5.8 million, respectively. Base management fee for the same periods totaled $0.5 million and $1.5 million, incentive fee totaled less than $0.1 million and $1.0 million, Credit Facility expenses totaled $0.4 million and $1.8 million (including $0.5 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.5 million and $1.4 million and excise taxes were $0.1 million, respectively. This compares to expenses for the three and nine months ended June 30, 2012, which totaled $1.4 million and $3.8 million, respectively. Base management fee for the same periods in the prior year totaled $0.4 million and $1.1 million, incentive fee totaled $(0.1) million and $0.1 million, Credit Facility expenses totaled $0.7 million and $1.3 million (including $0.3 million of non-recurring expenses) and general and administrative expenses totaled $0.4 million and $1.4 million, respectively. The increase in management fee, incentive fee and Credit Facility expenses was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

Net Investment Income

Net investment income totaled $3.2 million and $7.0 million, or $0.31 and $0.86 per share, for the three and nine months ended June 30, 2013, respectively. Net investment income totaled $1.8 million and $4.8 million, or $0.27 and $0.70 per share, for the three and nine months ended June 30, 2012, respectively. The increase in net investment income was due to a larger portfolio and higher yielding assets offset by higher Credit Facility expenses and management and incentive fees.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2013 totaled $46.4 million and $120.7 million and realized gains totaled $1.7 million and $3.2 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2012 totaled $15.4 million and $57.0 million and realized gains totaled $0.2 million and $0.6 million, respectively. The increase in realized gains was driven by a higher volume of sales and early repayments than the comparable periods in the prior year.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and nine months ended June 30, 2013, we reported unrealized depreciation on investments of $3.3 million and $3.2 million, respectively. For the three and nine months ended June 30, 2012, we reported unrealized (depreciation) appreciation on investments of $(1.7) million and $2.4 million, respectively. As of June 30, 2013 and September 30, 2012, net unrealized (depreciation) appreciation on investments totaled $(3.0) million and $0.3 million, respectively. The decrease in unrealized appreciation for current periods compared to prior periods was the result of the reversal of unrealized gains upon exiting our investments and changes in market values.

For the three and nine months ended June 30, 2013, our long-term Credit Facility had a change in unrealized appreciation of zero and $0.4 million, respectively. For the three and nine months ended June 30, 2012, our long-term Credit Facility had a change in unrealized depreciation of less than $0.1 million and $0.3 million, respectively. As of June 30, 2013 and September 30, 2012, net unrealized depreciation on our long-term Credit Facility totaled zero and $0.4 million, respectively. The change in unrealized appreciation for current periods compared to prior periods was the result of changes in the leveraged credit markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $1.6 million and $6.5 million, or $0.15 and $0.81 per share, respectively, for the three and nine months ended June 30, 2013. This compares to a net increase in net assets resulting from operations which totaled $0.4 million and $8.0 million, or $0.06 and $1.17 per share, respectively, for the three and nine months ended June 30, 2012. The decrease in net assets resulting from operations compared to last year was due to changes in the market values of our investments.

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

Funding I’s Credit Facility with SunTrust Bank, or the Lender, is $125 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period (as defined below) of May 2016. As of June 30, 2013 and September 30, 2012, Funding I had $85.6 million and $75.5 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.20% and 2.47%, respectively, excluding the 0.375% undrawn commitment fee.

Until May 2016, or the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in May 2018. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. For a complete list of such covenants see the amended and restated revolving credit and security agreement filed as an exhibit to Form 10-Q filed on August 9, 2012. As of June 30, 2013, we were in compliance with the covenants relating to our Credit Facility.

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

We may raise equity or debt capital through both registered offerings and private offerings of securities and by securitizing a portion of our investments among other considerations. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes. In March 2013, we completed a follow-on public offering, including the underwriters’ exercise of the overallotment option, of 3,450,000 shares of common stock at a public offering price of $14.00 per share for gross proceeds of $48.3 million and net proceeds of $47.9 million after offering expenses. Our Investment Adviser paid the entire sales load of $1.4 million in connection with this offering.

On June 30, 2013, we had cash equivalents of $6.9 million available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $47.1 million for the nine months ended June 30, 2013, and our financing activities provided cash of $50.2 million for the same period. Our operating activities used cash primarily for our investment activity that was offset by our financing activities, which provided cash primarily from a public offering and net repayments under the Credit Facility.

Our operating activities used cash of $28.9 million for the nine months ended June 30, 2012, and our financing activities provided cash of $25.2 million for the same period. Our operating activities used cash primarily for our investment activity that was financed by net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2013, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$85.6	$—	$—	$85.6	$—

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

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) agreed to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equaled or exceeded 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns, we met the conditions for repayment to the Investment Adviser at the end of the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser, which then purchased shares of our common stock in the secondary market.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code. To maintain our RIC election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

During the three and nine months ended June 30, 2013, we declared to stockholders distributions of $0.263 and $0.765 per share, for total distributions of $2.7 million and $6.1 million, respectively. For the same periods in the prior year, we declared distributions of $0.235 and $0.670 per share, respectively, for total distributions of $1.6 million and $4.6 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

RECENT DEVELOPMENTS

In connection with our July 16, 2013 public offering, we issued approximately 4.6 million shares (including underwriters’ overallotment option) of common stock at a public offering price of $14.20 per share, raising approximately $65.2 million in gross proceeds.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, our debt portfolio consisted of 91% variable-rate investments (including 88% with a LIBOR or prime floor) and 9% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense	Per Share
Up 1%	(760,458)	$(0.07)
Up 2%	144,173	$0.01
Up 3%	1,635,040	$0.16
Up 4%	3,125,906	$0.30

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factor above and other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in Part I “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, which could materially affect our business, financial condition and/or operating results.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 8, 2013	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)