Form 10-K
period 2013-09-30
PennantPark Floating Rate Capital Ltd.
filed 2013-11-14
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.	Accelerated filer ☒.	Non-accelerated filer ☐.	Smaller Reporting Company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 28, 2013 based on the closing price on that date of $13.96 on the NASDAQ Global Select Market was approximately $132.5 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 14,898,056 shares of the Registrant’s common stock outstanding as of November 14, 2013.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

PART I

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its consolidated subsidiary; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; and “Credit Facility” refers to our senior secured revolving credit facility, as amended. References to our portfolio, our investments and our business include investments we make through our wholly owned consolidated subsidiary, PennantPark Floating Rate Funding I, LLC, or “Funding I”. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated subsidiary and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Item 1.	Business

General Business of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate current income and capital appreciation by investing primarily in loans bearing a variable-rate of interest, or Floating Rate Loans, and other investments made to U.S. middle-market companies.

We believe that Floating Rate Loans to U.S. middle-market companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including mezzanine securities and, to a lesser extent, equity investments. Our investment size may generally range between $1 million and $15 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

Organization and Structure of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized in October 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for federal income tax purposes we elected to be treated, and intend to qualify annually, as a RIC under the Code.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has raised approximately $1.8 billion in debt and equity capital and has invested approximately $3.0 billion in almost 300 companies with 125 different financial sponsors through its managed funds.

Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC. The Administrator assists in the determination and publication of our net asset value, or NAV, oversees the preparation and filing of our tax returns, and monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator provides, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

Market Opportunity

We believe that the limited amount of capital available to middle-market companies, coupled with the desire of these companies for flexible sources of capital, creates an attractive investment environment for us.

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

•

We believe middle-market companies have faced difficulty raising debt in private markets. From time to time, banks, finance companies, hedge funds and collateralized loan obligation, or CLO, funds have, and may again, withdrawn capital from the middle-market, resulting in opportunities for alternative funding sources.

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

•

We believe there is substantial supply of opportunities. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-adjusted returns to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

a) Experienced Management Team

The senior investment professionals of our Investment Adviser have worked together for many years and average over 25 years of experience in mezzanine lending, leveraged finance, distressed debt and private equity businesses. The senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this extensive experience and history has resulted in a strong reputation across the capital markets.

Lending to middle-market companies requires in depth diligence, credit expertise, restructuring experience and active portfolio management. For example, lending to middle-market companies in the United States is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies. Specialized due diligence and underwriting capabilities, and more extensive ongoing monitoring are required by the lender.

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

Leverage

As of September 30, 2013, we maintained a $125 million Credit Facility, which matures in May 2018, with SunTrust Bank, or the Lender. During the Credit Facility’s revolving period, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, under which we had $99.6 million outstanding with a weighted average interest rate of 2.18%, excluding the undrawn commitment fee of 0.375%, as of September 30, 2013. We believe that our capital resources provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 70% and 90% of our net assets, or 40% to 50% of our Managed Assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Investment Policy Overview

We seek to create a diversified portfolio primarily of Floating Rate Loans by generally targeting an investment size of $1 million to $15 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including mezzanine securities and, to a lesser extent, equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of Floating Rate Loans in qualifying assets such as private or thinly traded or small market-capitalization, U.S. middle-market public companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets” for more information. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or do not have a market capitalization of less than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Investment Selection Criteria” for more information.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of changes to our operating policies and strategies may adversely affect our business, our ability to make distributions and the value of our stock.

Senior Secured Debt

Structurally, senior secured debt (which we define to include first lien debt) ranks senior in priority of payment to mezzanine debt and equity, and benefits from a senior security interest in the assets of the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to mezzanine debt, senior secured debt generally earns a lower return than mezzanine debt. In some cases senior secured lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Mezzanine Debt

Structurally, mezzanine debt (which we define to include second lien secured debt and subordinated debt) usually ranks subordinate in priority of payment to senior secured loans. Our second lien secured debt is subordinated debt that benefits from a security interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. Mezzanine debt ranks senior to common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally earns a higher return than senior secured loans. In many cases mezzanine investors receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Investment Selection Criteria

We are committed to a value-oriented philosophy used by the senior investment professionals who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.

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

a)	Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Investment Adviser also seeks portfolio companies that it believes possess competitive advantages in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

b)	Investing in stable borrowers with positive cash flow

Our investment philosophy places a premium on fundamental analysis and has a distinct value-orientation. The Investment Adviser invests in portfolio companies it believes to be stable and well established, with strong cash flows and profitability. The Investment Adviser believes these attributes indicate portfolio companies that may be well-positioned to maintain consistent cash flow to service and repay their liabilities and maintain growth in their businesses or their relative market share. The Investment Adviser currently does not expect to invest significantly in start-up companies, companies in turnaround situations or companies with speculative business plans, although we are permitted to do so.

c)	Proven management teams

The Investment Adviser focuses on investments in which the portfolio company has an experienced management team with an established track record of success. The Investment Adviser typically requires that portfolio companies have in place proper incentives to align management’s goals with our goals, including having equity interests.

d)	Financial sponsorship

The Investment Adviser may seek to cause us to participate in transactions sponsored by what it believes to be high-quality financial sponsors. The Investment Adviser believes that a financial sponsor’s willingness to invest significant equity capital in a portfolio company is an implicit endorsement of the quality of that portfolio company. Further, financial sponsors of portfolio companies with significant investments at risk may have an ability, and a strong incentive, to contribute additional capital in difficult economic times should financial or operational issues arise so as to maintain their ownership position.

e)	Investments in different borrowers and industries

The Investment Adviser seeks to invest our assets broadly among portfolio companies and across industries. The Investment Adviser believes that this diversified approach may reduce the risk that a downturn in any one portfolio company or industry will have a disproportionate impact on the value of our portfolio.

f)	Viable exit strategy

The Investment Adviser seeks to invest in portfolio companies that it believes will provide a steady stream of cash flow to repay our loans while also reinvesting in their respective businesses. The Investment Adviser expects that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which it will exit from our investments over time. In addition, the Investment Adviser also seeks to invest in portfolio companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock, refinancing or other capital markets transaction.

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

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	research relating to the portfolio company’s management, industry, markets, products and services and competitors;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	on-site visits;

•	review of loan documents; and

•	background checks.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent auditors prior to the closing of the investment, as well as other outside advisers, as appropriate.

Upon the completion of due diligence in a portfolio company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. These members are employees of our Investment Adviser and receive compensation from our Investment Adviser.

The Investment Adviser monitors credit risk of each portfolio company regularly and periodically with a goal toward identifying early, and when able and appropriate exiting, Floating Rate Loans and other investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company’s financial resources and operating history; (2) comparing a portfolio company’s current operating results with the Investment Adviser’s initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company’s sensitivity to economic conditions; (4) the performance of a portfolio company’s management; (5) a portfolio company’s debt maturities and borrowing requirements; (6) a portfolio company’s interest and asset coverage; and (7) the relative value of an investment based on a portfolio company’s anticipated cash flow.

Under normal market conditions, we expect that at least 80% of our Managed Assets will be invested in Floating Rate Loans and other instruments bearing a variable rate of interest which may, from time to time, include variable rate derivative instruments. This policy is not fundamental and may be changed by our board of directors with at least 60 days prior written notice provided to stockholders.

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

We expect our Floating Rate Loans to have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

Typically, our mezzanine debt has maturities of three to ten years. Mezzanine debt may have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower.

We seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest in the form of a floor and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with our focus on preserving our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

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

We expect to hold most of our investments to maturity or repayment, but we may exit certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over investments to better position the portfolio in light of market conditions.

Ongoing Relationships with Portfolio Companies

Monitoring

The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser monitors the financial trends of each portfolio company to determine if it is meeting its respective business plans and to assess the appropriate course of action for each portfolio company.

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

Our Corporate Information

Our administrative and principal executive offices are located at 590 Madison Avenue, 15th Floor, New York, NY 10022. Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PFLT.” Our phone number is (212) 905-1000, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report, and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. You may read and copy the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains material that we file with the SEC on the EDGAR Database.

Our Consolidated Portfolio

Our principal investment focus is to invest in Floating Rate Loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Financial Services
• Auto Sector	• Grocery
• Beverage, Food and Tobacco	• Healthcare, Education and Childcare
• Broadcasting and Entertainment	• High Tech Industries
• Buildings and Real Estate	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Business Services	• Hotels, Motels, Inns and Gaming
• Cable Television	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture & Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Goods: Durable	• Media: Broadcasting and Subscription
• Consumer Goods: Non-Durable	• Mining, Steel, Iron and Non-Precious Metals
• Containers, Packaging & Glass	• Oil and Gas
• Distribution	• Other Media
• Diversified/Conglomerate Manufacturing	• Personal, Food and Miscellaneous Services
• Diversified/Conglomerate Services	• Printing and Publishing
• Education	• Retail Stores
• Energy/Utilities	• Telecommunications
• Environmental Services

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30:

Portfolio Company	2013	Portfolio Company	2012
SCE Partners, LLC	4%	Healogics Inc. (f/k/a National Healing Corp.)	3%
ALG USA Holdings, LLC	3	Instant Web, Inc.	3
iEnergizer Limited and Aptara, Inc.	3	K2 Pure Solutions NoCal, L.P.	3
New Trident HoldCorp, Inc.	3	KIK Custom Products Inc.	3
OCI Beaumont LLC	3	Mood Media Corporation	3
Zest Anchors, LLC	3	Penton Media, Inc.	3
AMF Bowling Centers, Inc.	2	TrustHouse Services Group, Inc.	3
BBTS Borrower LP	2	Yonkers Racing Corporation	3
Penton Media, Inc.	2	DS Waters of America, Inc.	2
Polyconcept Finance B.V.	2	Viamedia Services Corp.	2

Industry	2013	Industry	2012
Healthcare and Pharmaceuticals	17%	High Tech Industries	11%
Hotel, Gaming and Leisure	13	Business Services	10
Business Services	8	Healthcare and Pharmaceuticals	8
Consumer Services	8	Hotel, Gaming and Leisure	8
Media: Advertising, Printing and Publishing	7	Beverage, Food and Tobacco	6
Chemicals, Plastics and Rubber	6	Chemicals, Plastics and Rubber	6
High Tech Industries	6	Consumer Goods: Non-Durable	6
Consumer Goods: Non-Durable	5	Media: Diversified and Production	6
Energy: Oil and Gas	4	Media: Advertising, Printing and Publishing	5
Retail	3	Telecommunications	5

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Investment Corporation, a publicly traded BDC, and other managed funds, as applicable. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or its affiliates. In any such case, when the Investment Adviser identifies an investment, it will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our trade allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We have sought, and there can be no assurance that we will obtain, such an order.

Investment Management Agreement

We have entered into an agreement with the Investment Adviser, or the Investment Management Agreement, under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to, us. Mr. Penn, our Chairman and Chief Executive Officer, is the managing member and a senior investment professional of, and has a financial and controlling interests in, PennantPark Investment Advisers. PennantPark Floating Rate Capital Ltd., through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to Funding I under its collateral management agreement. Funding I’s collateral management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Under the terms of our Investment Management Agreement, PennantPark Investment Advisers:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	closes and monitors the investments we make; and

•	provides us with such other investment advisory, research and related service, as we may need from time to time.

PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our stockholders or our board of directors, to other entities so long as its services to us are not impaired. Our board of directors monitors for any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee, or collectively, Management Fees.

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility and/or repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, or “average adjusted gross assets,” if any (see example below)) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Base management fees for any partial month or quarter are appropriately pro-rated. PennantPark Investment Advisers, however, has waived the portion of the base management fee payable on any net proceeds of the initial public offering that were not invested in portfolio investments, inclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. For the fiscal years ended September 30, 2013 and 2012, the Investment Adviser earned a base management fee of $2.2 million and $1.5 million, respectively, from us. For the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned a base management fee of $0.4 million from us.

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

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below) and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. For the fiscal years ended September 30, 2013 and 2012, the Investment Adviser earned $1.5 million and $0.3 million, respectively, in incentive fees on net investment income from us. For the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned no accrual in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year commencing on December 31, 2011 (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above) for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011.

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2013 and 2012 was $0.4 million and $0.3 million, respectively. For the period from March 4, 2011 (commencement of operations) to September 30, 2011, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and resulted in no accrual under GAAP.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle(1) = 1.75%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income - (base management fee + other expenses)) = 0.80%

Pre-Incentive Fee Net Investment Income does not exceed hurdle; therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle(1) = 1.75%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income - (base management fee + other expenses)) = 2.25%

Incentive fee

= 50% X Pre-Incentive Fee Net Investment Income, subject to “catch-up”

= 50% X (2.25% - 1.75%)

= 0.25%

Alternative 3:

Assumptions

Investment income (including interest, distributions, fees, etc.) = 4.00%

Hurdle(1) = 1.75%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income - (base management fee + other expenses)) = 3.55%

Incentive fee

= 20% X Pre-Incentive Fee Net Investment Income, subject to “catch-up”(4)

Incentive fee

= 50% X “catch-up” + (20% x (Pre-Incentive Fee Net Investment Income - 2.9167%))

Catch-up

= 2.9167%-1.75%

= 1.1667%

= (50% X 1.1667%) + (20% X (3.55% - 2.9167%))

= 0.5833% + (20% X 0.6333%)

= 0.5833% + 0.1267%

= 0.71%

*	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.

(1)	Represents 7.0% annualized hurdle.
(2)	Represents 1.0% annualized base management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of approximately 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.9167% in any calendar quarter.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2013. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2014. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to re-approve the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, our ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, our profitability and any economies of scale. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and re-approved the Investment Management Agreement as being in the best interests of our stockholders.

The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors—Risks Relating to our Business and Structure—We are dependent upon our Investment Adviser’s key personnel for our future success, and our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed” for more information.

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser and Administrator, collectively, were reimbursed $0.3 million, $0.2 million and $0.1 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2013. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2014. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

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

Sales Load Repayment

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) agreed to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equaled or exceeded 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns, we met the conditions for repayment to the Investment Adviser at the end of the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser, which then used such amounts to purchase shares of our common stock in the secondary market.

REGULATION

Regulated Investment Company and Business Development Company Regulations

We are a BDC under the 1940 Act, which has qualified and intends to continue to qualify to maintain an election to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by holders of a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate fluctuations. None of these policies are fundamental and they may be changed without stockholder approval.

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

(c)	satisfies any of the following:

(i)	does not have any class of securities listed on a national securities exchange;

(ii)	has any class of securities listed on a national securities exchange subject to a maximum market capitalization of $250.0 million; or

(iii)	is controlled by a BDC, either alone or as part of a group acting together, and such BDC in fact exercises a controlling influence over the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of such eligible portfolio company.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. operating company or from an affiliated person of the issuer, or in transactions incidental thereto, if such issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Temporary Investments

Pending investments in other types of qualifying assets, as described above, may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined below under “Election to be Taxed as a RIC,” in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is compliant with the 1940 Act immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital” for more information.

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and a code of conduct that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain a copy of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser. The Proxy Voting Policies and Procedures of our Investment Adviser are set forth below. The guidelines are reviewed periodically by our Investment Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refer to our Investment Adviser.

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

Proxy Policies

We vote proxies relating to PennantPark Floating Rate Capital Ltd.’s portfolio securities in what we perceive to be the best interests of PennantPark Floating Rate Capital Ltd.’s stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies, free of charge, by calling us collect at (212) 905-1000 or by making a written request for proxy voting information to: Aviv Efrat, Chief Financial Officer and Treasurer, 590 Madison Avenue, 15th Floor, New York, New York 10022.

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

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors, including a majority of our directors who are not interested persons of us, and, in some cases, prior approval by the SEC.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required by law to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to PennantPark Floating Rate Capital Ltd. or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and PennantPark Investment Advisers have each adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws. We review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and we designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

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

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains and net ordinary gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or ordinary income to provide us with additional liquidity.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income in the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain asset coverage requirements are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the preferential maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our common stock could decline, or any securities we may issue may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially and adversely effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. capital markets have experienced a period of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage requirements for a BDC, as defined under the 1940 Act, which we refer to as the asset coverage ratio. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past may in the future have a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition or results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

Funding I may fail to meet certain covenant ratios, which would have a material adverse effect on the timing of payments to us, or otherwise fail to satisfy various covenants.

Under the documents governing the Credit Facility, there are two covenants applicable to Funding I. For example, the income coverage covenant, or test, compares the amount of interest received on the portfolio loans held by Funding I to the amount of interest payable to the Lender and certain other expenses. To meet this test, the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lender and other parties. If these covenants are not satisfied on any date on which compliance is measured, Funding I will be required to apply any available funds to the repayment of principal under the Credit Facility to the extent necessary to satisfy the applicable covenants.

In addition to the applicable asset coverage test that restricts our ability to borrow under Funding I’s Credit Facility, the various covenants which, if not complied with, could accelerate repayment under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a BDC;

•	A requirement to maintain a minimum amount of stockholder’s equity; and

•	A requirement that Funding I’s outstanding borrowings under the Credit Facility not exceed a certain percentage of the values of its overall portfolio.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at fair value, which is derived from a market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then we would carry our investments at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are be recorded as unrealized depreciation or loss. Unrealized losses of any given portfolio company could be an indication of such company’s inability in the future to meet its repayment obligations to us.

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

If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

Our borrowers may default on their payments, which may have a materially negative effect on our financial performance.

Our primary business exposes us to credit risk, and the quality of our portfolio has a significant impact on our earnings. Credit risk is a component of our fair valuation of our portfolio companies. Negative credit events will lead to a decrease in the fair value of our portfolio companies.

In addition, current market conditions have affected consumer confidence levels, which may harm the business of our portfolio companies and result in adverse changes in payment patterns. Increased delinquencies and default rates would negatively impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our business, financial condition and results of operations. If interest rates rise, some of our portfolio companies may not be able to pay the escalating interest on our loans and may default.

We make long-term loans and debt investments, which may involve a high degree of repayment risk. We invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt investments that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt investments. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a material adverse effect on our financial condition and results of operations.

We are dependent upon our Investment Adviser’s key personnel for our future success, and if our Investment Adviser is unable to hire and retain qualified personnel or if our Investment Adviser loses any member of its management team, our ability to achieve our investment objectives could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Investment Adviser. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these investment professionals and any others that may be hired by PennantPark Investment Advisers. Managers of our Investment Adviser

evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of our Investment Adviser. The departure of managers of PennantPark Investment Advisers could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser. The Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not.

If our Investment Management Agreement is terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

We are highly dependent on information systems and systems failures could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the communications and information systems of the Investment Adviser and the Administrator. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under the Investment Management Agreement. In order to grow, our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other BDCs, commercial and investment banks, commercial financing companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, also invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

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

We have operated and continue to operate so as to maintain our election to be taxed as a RIC under Subchapter M of the Code. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to an excise tax if we do not distribute an amount at least equal to the sum of (1) 98% of our net ordinary income (for the calendar year) plus (2) 98.2% of the sum of our net realized capital gains (during each 12-month period ending on October 31). We generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the undistributed amount.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as OID and PIK interest, which represents interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

In some cases we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to obtain RIC tax benefits. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains, some or all of which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet an asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We will be partially dependent on our subsidiary Funding I for cash distributions to enable us to meet the RIC distribution requirements. Funding I may be limited by its covenants from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of these covenant’s restrictions for Funding I to make certain distributions to maintain our RIC status. We cannot assure you that Funding I will be granted such a waiver, and if Funding I is unable to obtain a waiver, compliance with the covenants may result in a corporate-level income tax on us.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts permissible under the asset coverage definition under the 1940 Act. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not met. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business.

•

Senior Securities. As a result of issuing senior securities, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining required approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriters commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience voting dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we securitize loans to generate cash for funding new investments and anticipate that, as market conditions permit, we will continue to do so in the future. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Because we borrow funds through Funding I to make investments, we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the NAV attributable to our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not met and any amounts that we use to service our indebtedness are not available for distribution to our common stockholders.

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

We have indebtedness outstanding pursuant to our Credit Facility and expect in the future to borrow additional amounts under our Credit Facility or other debt securities and, subject to market availability, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain within this range. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2013, we had outstanding borrowings of $99.6 million under our Credit Facility with a weighted average annual interest rate on of 2.18% exclusive of the fees on the undrawn commitment of 0.375%. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2013, at the then current rate, we would have to receive an annual yield of at least 0.70%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2013 of 30% of total assets (including such borrowed funds), at a weighted average rate at the time of 2.18%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level and weighted average rate of leverage. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	(10.0)%	(5.0)%	—	5.0%	10.0%

Corresponding return to common stockholders(2)	(16.7)%	(8.9)%	(1.0)%	6.8%	14.6%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

We are exposed to risks associated with changes in interest rates that may affect our cost of capital and net investment income.

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Management Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

We may in the future determine to fund a portion of our investments with debt securities, which is another form of leverage and would magnify the potential for loss and the risks of investing in us.

As a result of any issuance of debt securities, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other dividends or other payments to our common stockholders. If we issue debt securities, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so would have a material adverse effect on our business.

Our Credit Facility expires in May 2018. We utilize the Credit Facility to make investments in our portfolio companies. The life of our investments typically exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at a time when such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions, may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

We may in the future determine to fund a portion of our investments with preferred stock, which is another form of leverage and would magnify the potential for loss and the risks of investing in us.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Payment of dividends on, and repayment of the liquidation preference of, such preferred stock would typically take preference over any dividends or other payments to our common stockholders. Also, preferred stockholders are not, typically, subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Furthermore, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Also, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

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

If we issue preferred stock, debt securities or convertible debt securities the NAV and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities and/or convertible debt would likely cause the NAV and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock, debt securities or convertible debt. This decline in NAV would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities and/or convertible debt or of a downgrade in the ratings of the preferred stock, debt securities and/or convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities, convertible debt or any combination of these securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

The professionals of the Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of PennantPark Floating Rate Capital Ltd. that currently exist or may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, may serve as officers and directors of our affiliated funds. In addition, we note that any affiliated investment vehicles currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it is forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with any other affiliates that the Investment Adviser currently has or forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, the Investment Adviser and our affiliated funds have submitted an exemptive relief application to the SEC for such an order, but there can be no assurance that any such order will be obtained.

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

We have entered into a License Agreement with PennantPark Investment Advisers, pursuant to which the Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon not more than 60 days’ written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.

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

The Credit Facility places restrictions on the collateral manager’s ability to sell investments. As a result, there may be times or circumstances during which the collateral manager is unable to sell investments or take other actions that might be in our best interests.

The trading market or market value of any publicly issued debt or convertible debt securities may be volatile.

If we publicly issue debt or convertible debt securities, they may or may not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt or convertible debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may have a material adverse effect on the trading market for, and market value of, our publicly issued debt or convertible debt securities. These factors include the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption, repayment or convertible features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may have a material adverse effect on the market value of the debt securities or the trading market for the debt securities. Our debt securities may include convertible features that cause them to more closely bear risks associated with an investment in our common stock.

Our credit ratings may not reflect all risks of an investment in debt securities.

Our credit ratings, if any, are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of any publicly issued debt securities. Our credit ratings, generally may not reflect the potential impact of risks related to market conditions or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

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

In addition, if the subscription price or warrant exercise price is less than our NAV per share of common stock at the time of an offering, then our stockholders would experience an immediate dilution of the aggregate NAV of their shares as a result of the offering. The amount of any such decrease in NAV is not predictable because it is not known at this time what the subscription price, warrant exercise price or NAV per share will be on the expiration date of such rights offering or what proportion of our common stock will be purchased as a result of any such offering.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility future decreases of fair value of our debt will have a corresponding increase to our NAV. Further increases of fair value of our debt will have the opposite effect. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV, as does our Credit Facility. This will tend to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became effective in July 2010. Although many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act, the Dodd-Frank Act may nevertheless have a material adverse impact on the financial services industry as a whole and on our business, financial condition and results of operations. Accordingly, we cannot predict the effect the Dodd-Frank Act or implementing its regulations will have on our business, financial condition and results of operations.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business. See “Business—Regulation” for more information.

Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS

We invest in illiquid assets, and our valuation procedures with respect to such assets may result in recording values that are materially different than the values we ultimately receive upon disposition of such assets.

All of our investments are recorded using broker or dealer quotes, or at fair value as determined in good faith by our board of directors. We expect that primarily most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 820, Fair Value Measurement. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or pro forma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically fair value each individual investment on a quarterly basis. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Likewise, we record unrealized depreciation if we believe that the underlying portfolio company has depreciated in value. As a result, there will be uncertainty as to the value of our portfolio investments.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded on our Consolidated Statements of Operations as net change in unrealized appreciation or depreciation.

At September 30, 2013, all of our investments were recorded at fair value as approved in good faith by our board of directors. As we invest a greater percentage of our total assets in private investments, more of our portfolio assets will be recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our liability maturities. Funding I’s borrowings under its Credit Facility are collateralized by the assets in our investment portfolio. A general disruption in the credit markets could result in a diminished appetite for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

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

We intend to invest primarily in Floating Rate Loans, which may consist of senior secured loans, mezzanine debt and selected equity investments issued by U.S. middle-market companies.

(1)	Floating Rate Loans: The Floating Rate Loans we invest in are usually rated below investment grade or may also be unrated. Investments in Floating Rate Loans rated below investment grade are considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could reduce our NAV and income distributions. An economic downturn would generally lead to a higher non-payment rate by portfolio companies, and a Floating Rate Loan may lose significant market value before a default occurs and we may experience losses due to the inherent illiquidity of the investments. Moreover, any specific collateral used to secure a Floating Rate Loan may decline in value or become illiquid, which would adversely affect the Floating Rate Loan’s value. Floating Rate Loans are subject to a number of risks, including liquidity risk and the risk of investing in below investment-grade, variable-rate securities.

Floating Rate Loans are subject to the risk of non-payment of scheduled interest or principal. Such non-payment would result in a reduction of income to us, a reduction in the value of the investment and a potential decrease in our NAV. There can be no assurance that the liquidation of any collateral securing a Floating Rate Loan would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments, or that the collateral could be readily liquidated. In the event of bankruptcy or insolvency of a borrower, we could experience delays or limitations with respect to our ability to realize the benefits of the collateral securing a Floating Rate Loan. The collateral securing a Floating Rate Loan may lose all or substantially all of its value in the event of the bankruptcy or insolvency of a borrower. Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the rights in collateral of such loans to presently existing or future indebtedness of the borrower or take other action detrimental to the holders of loans including, in certain circumstances, invalidating such loans or causing interest previously paid to be refunded to the borrower. Either such step could materially negatively affect our performance.

We may acquire Floating Rate Loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the Floating Rate Loan with respect to which we are buying a participation as we would conduct if we were investing directly in the Floating Rate Loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such Floating Rate Loans than we expected when initially purchasing the participation.

(2)

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

(3)	Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured loans and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

(4)	Equity Investments: We have made and expect to continue to make select equity investments. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience.

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

Under the 1940 Act we may invest up to 30% of our assets in investments that are not qualifying assets for business development companies under the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

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

We believe that most of our debt and equity investments do and will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources and regulatory considerations. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

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

The part of our incentive fee payable by us to PennantPark Investment Advisers that relates to our investment income is computed and paid on income that has been accrued but that has not been received in cash. PennantPark Investment Advisers is not obligated to reimburse us for any such incentive fees even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. As a result, there is a risk that we will pay incentive fees with respect to income that we never receive in cash.

We may make investments that cause our stockholders to bear investment advisory fees and other expenses on such investments in addition to our management fees and expenses.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. To the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and an incentive fee, to PennantPark Investment Advisers with respect to investments in the securities and instruments of other investment companies under our Investment Management Agreement. With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of PennantPark Investment Advisers as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.

We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our Consolidated Statements of Operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a credit facility in currencies selected to minimize our foreign currency exposure or, to the extent permitted by the 1940 Act and applicable commodities laws, use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the Commodity Futures Trading Commission.

Any investments in distressed debt may not produce income and may require us to bear large expenses in order to protect and recover our investment.

Distressed debt investments may not produce income and may require us to bear certain additional expenses in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt in which we invest will eventually be satisfied (e.g., through liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. If we participate in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

We may obtain the approval of our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we receive such approval from stockholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share.

We intend to seek to obtain from our stockholders and they may approve a proposal that authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below NAV per share will result in an immediate dilution to your interest in our common stock and a reduction of our NAV per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our NAV per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our NAV per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offerings we make at a price below our then current NAV in the future in a prospectus supplement issued in connection with any such offering.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage ratio applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if more stockholders opt to receive cash dividends and other distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments, which could materially harm our business. Finally, to the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

We have significant flexibility in investing the net proceeds of any offering of our securities and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

Our shares may trade at discounts from NAV or at premiums that are unsustainable over the long term.

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $13.78 and $12.67, on September 30, 2013 and 2012, respectively. Our NAV was $14.10 and $13.98 as of September 30, 2013 and September 30, 2012, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	any loss of our BDC or RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors;

•	conversion features of subscription rights, warrants or convertible debt; and

•	loss of a major funding source.

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

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes Oxley Act, and other rules implemented by the SEC and the listing standards of the NASDAQ Stock Market LLC.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2013, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

None of us, our Investment Adviser or our Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFLT.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a premium or (discount) to our NAV per share and monthly distributions per share since October 1, 2011.

		Closing Sales Price

Period	NAV(1)	High	Low	Premium / (Discount) of High Sales Price to NAV (2)	Premium / (Discount) of Low Sales Price to NAV (2)	Distributions Declared
Fiscal Year Ended September 30, 2013
Fourth quarter	$14.10	$14.60	$13.01	4%	(8)%	$0.2625
Third quarter	13.98	14.90	13.82	7	(1)	0.2625
Second quarter	14.10	14.43	12.94	2	(8)	0.2550
First quarter	13.99	13.30	12.35	(5)	(12)	0.2475
Fiscal Year Ended September 30, 2012
Fourth quarter	13.98	13.03	11.85	(7)	(15)	0.2400
Third quarter	13.94	11.93	11.46	(14)	(18)	0.2350
Second quarter	14.12	12.10	10.52	(14)	(25)	0.2250
First quarter	13.68	11.03	10.01	(19)	(27)	0.2100

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $13.78 and $12.67 as of September 30, 2013 and 2012, respectively. Our NAV was $14.10 and $13.98 as of September 30, 2013 and 2012, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 13, 2013, we had three stockholders of record.

DISTRIBUTIONS

We intend to continue making monthly distributions to our stockholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since October 1, 2011 (see Note 7 to our Consolidated Financial Statements).

Record Dates	Payment Dates	Distributions Declared
Fiscal Year Ended September 30, 2013
September 20, 2013	October 1, 2013	$0.0875
August 21, 2013	September 3, 2013	0.0875
July 19, 2013	August 1, 2013	0.0875
June 21, 2013	July 1, 2013	0.0875
May 20, 2013	June 3, 2013	0.0875
April 19, 2013	May 1, 2013	0.0875
March 22, 2013	April 1, 2013	0.0875
February 19, 2013	March 1, 2013	0.0850
January 22, 2013	February 1, 2013	0.0825
December 21, 2012	January 2, 2013	0.0825
November 20, 2012	December 3, 2012	0.0825
October 19, 2012	November 1, 2012	0.0825

Total		$1.0275
Fiscal Year Ended September 30, 2012
September 20, 2012	October 1, 2012	$0.0800
August 20, 2012	September 4, 2012	0.0800
July 20, 2012	August 1, 2012	0.0800
June 21, 2012	July 2, 2012	0.0800
May 22, 2012	June 1, 2012	0.0800
April 20, 2012	May 1, 2012	0.0750
March 22, 2012	April 2, 2012	0.0750
February 20, 2012	March 1, 2012	0.0750
January 20, 2012	February 1, 2012	0.0750
December 23, 2011	January 3, 2012	0.0700
November 21, 2011	December 1, 2011	0.0700
October 21, 2011	November 1, 2011	0.0700

Total		$0.9100

In January 2014, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage ratio for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2013.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 8, 2011 (initial public offering) through September 30, 2013. The graph assumes that, on April 8, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

We have derived the financial information below from our audited and unaudited financial data and, in the opinion of management, such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of such periods. The Consolidated Statements of Operations data, Per share data and Consolidated Statements of Assets and Liabilities data for the fiscal years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP, an independent registered public accounting firm. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30, 2013	Year ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$18,867	$12,099	$2,947
Total expenses	8,344	5,789	2,626 (5)
Net investment income	10,523	6,310	320
Net realized and unrealized gain (loss)	1,461	5,651	(3,793)
Net increase (decrease) in net assets resulting from operations	11,985	11,961	(3,473)

Per share data:
Net asset value (at period end)	14.10	13.98	13.44
Net investment income(1)	1.10	0.92	0.05
Net realized and unrealized gain (loss)(1)	0.15	0.83	(0.56)
Net increase (decrease) in net assets resulting from operations(1)	1.25	1.75	(0.51)
Distributions declared(1),(2)	1.05	0.91	0.25

Consolidated Statements of Assets and Liabilities data (at period end):
Total assets	328,802	178,367	121,075
Total investment portfolio	317,804	171,834	110,724
Credit Facility payable, at fair value	99,600	75,123	24,650
Total net asset value	210,066	95,744	92,072

Other data:
Total return (3)	17.17%	29.43%	(28.13)%
Number of portfolio companies (at period end) (4)	83	61	38
Yield on debt portfolio (at period end) (4)	8.1%	8.6%	8.0%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	Determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Not annualized for a period of less than a year. Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Unaudited
(5)	Included start-up and organizational costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate current income and capital appreciation by investing primarily in Floating Rate Loans and other investments made to U.S. middle-market companies.

We believe that Floating Rate Loans to U.S. middle-market companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that senior secured loans, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and, to a lesser extent, equity investments. Our investment size may generally range between $1 million and $15 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We have used, and expect to continue to use our Credit Facility, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Organization and Structure of PennantPark Floating Rate Capital, Ltd.

PennantPark Floating Rate Capital Ltd., a Maryland corporation organized in October 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for federal income tax purposes we elected to be treated, and intend to qualify annually, as a RIC under the Code.

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized, and we accrete or amortize such amounts as income or expense, as applicable, using the effective interest method. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of a management fee to our Investment Adviser, the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our NAV, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2013, our portfolio totaled $317.8 million and consisted of $281.0 million of senior secured loans, $27.5 million of second lien secured debt and $9.3 million of subordinated debt, preferred and common equity investments. Our debt portfolio consisted of 92% variable-rate investments (including 89% with a LIBOR or prime floor) and 8% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $1.5 million. Our overall portfolio consisted of 83 companies with an average investment size of $3.8 million, had a weighted average yield on debt investments of 8.1%, and was invested 88% in senior secured loans, 9% in second lien secured debt and 3% in subordinated debt, preferred and common equity investments.

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

For the fiscal year ended September 30, 2013, we invested $316.5 million of investments issued by 75 new and 19 existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the year ended September 30, 2013 totaled $174.9 million.

For the fiscal year ended September 30, 2012, we invested $128.7 million of investments issued by 47 new and seven existing portfolio companies with a weighted average yield on debt investments of 8.9%. Sales and repayments of investments for the year ended September 30, 2012 totaled $71.3 million.

For the period March 4, 2011 (commencement of operations) to September 30, 2011, we invested $145.2 million of investments issued by 50 portfolio companies with a weighted average yield on debt investments of 7.6%. Sales and repayments of investments for the same period generated proceeds of $33.2 million.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the ASC serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

Valuation of Portfolio Investments

Our investments generally consist of illiquid securities, including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers/dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

We expect that there may not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy described in this Report and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may differ from our valuation and the difference may be material.

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

(4)	The audit committee of our board of directors quarterly reviews the preliminary valuations of our Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.4 million and $0.3 million relating to amendment fees on the Credit Facility during the years ended September 30, 2013 and 2012, respectively. For the period March 4, 2011 (commencement of operations) to September 30, 2011, we incurred $1.4 million of Credit Facility issuance costs that were expensed under GAAP. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2013 and 2012, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.4 million, respectively. As of September 30, 2013 and 2012, the net unrealized appreciation on our Credit Facility totaled zero and $0.4 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, OID and market discount or premium are capitalized, and we then accrete or amortize such amounts as interest income or expense, as applicable, using the effective interest method. We record contractual prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash with respect to interest on PIK securities.

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our net capital gain income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gain income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2013 and 2012 and the period from March 4, 2011 (commencement of operations) to September 30, 2011.

Investment Income

Investment income for the year ended September 30, 2013 was $18.9 million and was attributable to $16.0 million from senior secured loans, $1.6 million from second lien secured debt investments and $1.3 million from subordinated debt investments. The increase in investment income over the prior year is primarily the result of deploying our proceeds from our equity offerings and increased borrowings under our Credit Facility.

Investment income for the year ended September 30, 2012 was $12.1 million and was attributable to $9.9 million from senior secured loans, $1.0 million from second lien secured debt investments and $1.2 million from subordinated debt investments. The increase in interest income over the prior year was due to both a full year of operation and the increased size of our portfolio.

Investment income for the period March 4, 2011 (commencement of operations) to September 30, 2011 was $2.9 million and was attributable to $2.3 million from senior secured loan investments, $0.5 million from second lien secured debt investments and $0.1 million from subordinated debt investments.

Expenses

Expenses for the year ended September 30, 2013 totaled $8.3 million. Base management fee for the same period totaled $2.2 million, incentive fee totaled $1.9 million, Credit Facility expenses totaled $2.3 million (including $0.4 million of Credit Facility amendment expenses), general and administrative expenses totaled $1.8 million and excise taxes were $0.1 million. The increase in management fee, incentive fee and Credit Facility expenses was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

Expenses for the year ended September 30, 2012 totaled $5.8 million. Base management fee for the same period totaled $1.5 million, incentive fee totaled $0.6 million, Credit Facility expenses totaled $1.8 million (including $0.3 million of Credit Facility amendment expenses) and general and administrative expenses totaled $1.9 million. We expect our Credit Facility expenses and management fee to continue to increase as a result of growth in our portfolio. Additionally, general and administrative costs increased over the prior year due to a full year of operation.

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

Net Investment Income

Net investment income totaled $10.5 million or $1.10 per share, $6.3 million or $0.92 per share and $0.3 million or $0.05 per share, for the fiscal years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, respectively. The increase in net investment income was due to a larger portfolio and weighted average yield decreasing year over year offset by higher Credit Facility expenses and management and incentive fees.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011 totaled $174.9 million, $71.3 million and $33.2 million, respectively. Net realized gains totaled $3.6 million, $0.9 million and $0.3 million for the same periods, respectively. The increase in realized gains was driven by a higher volume of sales from shorter-tem investment opportunities and early repayments of our investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, we reported unrealized (depreciation) appreciation on investments of $(1.7) million, $4.4 million and $(4.1) million, respectively. As of September 30, 2013 and 2012, net unrealized (depreciation) appreciation on investments totaled $(1.5) million and $0.3 million, respectively. The decrease in unrealized appreciation for current periods compared to prior periods was the result of the reversal of unrealized gains upon exiting our investments and changes in market values.

For the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, our long-term Credit Facility had a change in unrealized (appreciation) depreciation of $(0.4) million, $0.4 million and zero, respectively. As of September 30, 2013 and 2012, net unrealized depreciation on our long-term Credit Facility totaled zero and $0.4 million, respectively. The change in unrealized appreciation for current periods compared to prior periods was the result of changes in the leveraged credit markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $12.0 million or $1.25 per share, $12.0 million or $1.75 per share and $(3.5) million or $(0.51) per share, for the fiscal years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, respectively. We continue to find both long-term and short-term investment opportunities to grow net assets from operations.

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

As of September 30, 2013, Funding I’s Credit Facility with the Lender was $125 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, had an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. See “Recent Developments” section below. As of September 30, 2013 and September 30, 2012, Funding I had $99.6 million and $75.5 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.18% and 2.47%, respectively, excluding the 0.375% undrawn commitment fee.

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

The Credit Facility, as amended, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. For a complete list of such covenants see the second amended and restated revolving credit and security agreement filed as an exhibit to this Report. As of September 30, 2013, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I. The Investment Adviser has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

We may raise equity or debt capital through both registered offerings and private offerings of securities and by securitizing a portion of our investments among other considerations. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.

In March 2013, we completed a follow-on public offering of 3,450,000 shares of common stock at a public offering price of $14.00 per share for gross proceeds of $48.3 million and net proceeds of $47.9 million after offering expenses. Our Investment Adviser paid the entire sales load of $1.4 million in connection with this offering. In July 2013, we completed a follow-on public offering of 4,588,700 shares of common stock at a public offering price of $14.20 per share for gross proceeds of $65.1 million and net proceeds of $64.4 million after offering expenses. Our Investment Adviser paid a portion of the sales load, which totaled $1.5 million, in connection with this offering.

On September 30, 2013 and September 30, 2012, we had cash equivalents of $4.6 million and $3.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $124.4 million for the year ended September 30, 2013, and our financing activities provided cash of $125.1 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from public offerings and net draws under the Credit Facility.

Our operating activities used cash of $47.8 million for the year ended September 30, 2012, and our financing activities provided cash of $44.7 million for the same period. Our operating activities used cash primarily for net investing that was provided from net draws under the Credit Facility.

Our operating activities used cash of $113.7 million for the period March 4, 2011 (commencement of operations) to September 30, 2011, and our financing activities provided net cash proceeds of $120.7 million for the same period. Our operating activities used cash primarily for investing that was provided from, primarily, proceeds from our initial public offering of common stock and net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2013 including, borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$99.6	$—	$—	$99.6	$—
Unfunded investments (1)	0.9	0.2	—	—	0.7

Total contractual obligations	$100.5	$0.2	$—	$99.6	$0.7

(1)	Unfunded investments described in the Consolidated Statements of Assets and Liabilities represent unfunded delayed draws on investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was re-approved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2013, PennantPark Investment Advisers serves as our Investment Adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was re-approved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2013, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to annually distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

During the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, we declared distributions of $1.03, $0.91 and $0.25 per share, respectively, for total distributions of $10.0 million, $6.2 million and $1.7 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

We intend to continue to make monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors quarterly.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any distributions at a particular level.

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

RECENT DEVELOPMENTS

The Company, through Funding I, increased the size of its revolving Credit Facility from $125 million to $200 million. All other terms remained unchanged.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, our debt portfolio consisted of 92% variable-rate investments (including 89% with a LIBOR or prime floor) and 8% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$(899)	$(0.06)
Up 2%	$882	$0.06
Up 3%	$2,854	$0.19
Up 4%	$4,826	$0.32

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statements of Assets and Liabilities and other business developments that could affect net increase in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

Page
Management’s Report on Internal Control Over Financial Reporting	54

Report of Independent Registered Public Accounting Firm	55

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	56

Consolidated Statements of Assets and Liabilities as of September 30, 2013 and 2012	57

Consolidated Statements of Operations for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011	58

Consolidated Statements of Changes in Net Assets for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011	59

Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011	60

Consolidated Schedules of Investments as of September 30, 2013 and 2012	61

Notes to the Consolidated Financial Statements	66

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2013. This report appears on page 56.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”), including the consolidated schedules of investments as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2013 by correspondence with the custodians and portfolio companies or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Floating Rate Capital Ltd. and its Subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Floating Rate Capital, Ltd. and its Subsidiary’s, internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 14, 2013

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 54 of the Annual Report on Form 10-K, and Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PennantPark Floating Rate Capital, Ltd. and its Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary, including the schedules of investments as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011 and our report dated November 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 14, 2013

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	September 30, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$319,283,468 and $171,578,009, respectively)	$317,803,894	$171,834,400
Cash equivalents (See Note 8)	4,578,249	3,845,803
Interest receivable	2,140,802	1,388,867
Receivable for investments sold	3,659,185	986,278
Prepaid expenses and other assets	619,737	311,313

Total assets	328,801,867	178,366,661

Liabilities
Distributions payable	1,303,580	548,053
Payable for investments purchased	14,021,588	3,357,500
Unfunded investments	934,555	—
Credit Facility payable (cost—$99,600,000 and $75,500,000, respectively) (See Notes 5 and 10)	99,600,000	75,122,500
Interest payable on Credit Facility	189,934	161,550
Management fee payable (See Note 3)	731,635	424,747
Performance-based incentive fee payable (See Note 3)	1,164,090	506,314
Accrued other expenses	790,091	447,120
Accrued sales load charges (See Note 3)	—	2,055,000

Total liabilities	118,735,473	82,622,784

Net Assets
Common stock, 14,898,056 and 6,850,667 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized	14,898	6,851
Paid-in capital in excess of par value	207,481,368	95,192,222
Undistributed (Distributions in excess of) net investment income	474,766	(1,313,000)
Accumulated net realized gain on investments	3,574,936	1,223,913
Net unrealized (depreciation) appreciation on investments	(1,479,574)	256,391
Net unrealized depreciation on Credit Facility	—	377,500

Total net assets	$210,066,394	$95,743,877

Total liabilities and net assets	$328,801,867	$178,366,661

Net asset value per share	$14.10	$13.98

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2013	Year Ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011
Investment income:
From non-controlled, non-affiliated investments:
Interest	$17,635,914	$11,856,483	$2,946,599
Other income	1,231,654	242,065	—

Total investment income	18,867,568	12,098,548	2,946,599

Expenses:
Base management fee (See Note 3)	2,196,038	1,494,616	365,433
Performance-based incentive fee (See Note 3)	1,891,302	564,540	—
Interest and expenses on the Credit Facility (See Note 10)	1,853,958	1,482,339	155,913
Administrative services expenses (See Note 3)	864,561	583,613	182,995
Other general and administrative expenses	988,541	1,310,084	556,076

Expenses before excise tax expense and amendment costs	7,794,400	5,435,192	1,260,417
Excise tax	122,897	42,027	—
Credit Facility issuance and amendment costs (See Note 10)	426,924	311,648	1,366,043

Total expenses	8,344,221	5,788,867	2,626,460

Net investment income	10,523,347	6,309,681	320,139

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	3,574,936	911,925	311,988
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(1,735,965)	4,361,772	(4,105,380)
Credit Facility (appreciation) depreciation (See Note 5)	(377,500)	377,500	—

Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(2,113,465)	4,739,272	(4,105,380)

Net realized and unrealized gain (loss) from investments and Credit Facility	1,461,471	5,651,197	(3,793,392)

Net increase (decrease) in net assets resulting from operations	$11,984,818	$11,960,878	$(3,473,253)

Net increase (decrease) in net assets resulting from operations per basic and diluted common share (See Note 6)	$1.25	$1.75	$(0.51)

Net investment income per common share	$1.10	$0.92	$0.05

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended September 30, 2013	Year Ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011
Net increase (decrease) in net assets from operations:
Net investment income	$10,523,347	$6,309,681	$320,139
Net realized gain on investments	3,574,936	911,925	311,988
Net change in unrealized (depreciation) appreciation on investments	(1,735,965)	4,361,772	(4,105,380)
Net change in unrealized (appreciation) depreciation on Credit Facility	(377,500)	377,500	—

Net increase (decrease) in net assets resulting from operations	11,984,818	11,960,878	(3,473,253)

Distributions to stockholders:
Distributions	(10,040,997)	(6,234,106)	(1,712,667)

Capital transactions:
Public offering and distributions reinvested	113,567,268	—	102,760,000
Offering costs	(1,188,572)	—	(5,501,975)
Accrued sales load charges	—	(2,055,000)	—

Net increase (decrease) from capital transactions	112,378,696	(2,055,000)	97,258,025

Net increase in net assets	114,322,517	3,671,772	92,072,105

Net assets:
Beginning of period	95,743,877	92,072,105	—

End of period	$210,066,394	$95,743,877	$92,072,105

Undistributed (Distributions in excess of) net investment income, end of period	$474,766	$(1,313,000)	$(1,392,528)

Capital share activity:
Shares issued from public offering	8,038,700	—	6,850,667

Shares issued from reinvestment of dividends	8,689	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2013	Year Ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,984,818	$11,960,878	$(3,473,253)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized depreciation (appreciation) on investments	1,735,965	(4,361,772)	4,105,380
Net change in unrealized appreciation (depreciation) on Credit Facility	377,500	(377,500)	—
Net realized gain on investments	(3,574,936)	(911,925)	(311,988)
Net accretion of discount and amortization of premium	(1,178,778)	(704,452)	(136,975)
Purchases of investments	(316,463,651)	(128,673,695)	(145,221,827)
Payments-in-kind interest	(471,675)	(119,552)	(42,074)
Proceeds from dispositions of investments	174,918,136	71,337,986	33,206,493
Increase in interest receivable	(751,935)	(656,172)	(732,695)
(Increase) decrease in receivables for investments sold	(2,672,907)	1,481,222	(2,467,500)
Increase in prepaid expenses and other assets	(308,424)	(147,939)	(163,374)
Increase in payables for investments purchased	10,664,088	2,367,500	990,000
Increase in interest payable on Credit Facility	28,384	11,304	150,246
Increase in management fee payable	306,888	158,315	266,432
Increase in performance-based incentive fee payable	657,776	506,314	—
Increase in accrued other expenses	342,971	303,440	143,680

Net cash used for operating activities	(124,405,780)	(47,826,048)	(113,687,455)

Cash flows from financing activities:
Public offering	113,443,028	—	102,760,000
Offering costs	(1,188,572)	—	(5,501,975)
Deferred sales load paid	(2,055,000)	—	—
Distributions paid to stockholders	(9,161,230)	(6,165,599)	(1,233,120)
Borrowings under Credit Facility (See Notes 5 and 10)	235,350,000	97,650,000	29,000,000
Repayments under Credit Facility (See Notes 5 and 10)	(211,250,000)	(46,800,000)	(4,350,000)

Net cash provided by financing activities	125,138,226	44,684,401	120,674,905

Net increase (decrease) in cash equivalents	732,446	(3,141,647)	6,987,450
Cash equivalents, beginning of period	3,845,803	6,987,450	—

Cash equivalents, end of period	$4,578,249	$3,845,803	$6,987,450

Supplemental disclosure of cash flow information:
Interest paid	$1,825,574	$1,471,035	$5,556

Taxes paid	$82,378	$3,952	$—

Dividends reinvested	$124,240	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies— 151.3% (3),(4) First Lien Secured Debt— 133.8%

AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	%(9) %)	L+1,225	2,728,141	$2,684,231	$2,755,278
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575	8,457,500	8,394,246	8,457,500
Alvogen Pharma US, Inc. (8)	05/23/2018	Healthcare and Pharmaceuticals	7.00%		L+575	1,995,000	1,976,374	1,980,037
AMF Bowling Centers, Inc. (8)	06/29/2018	Retail	8.75%		L+750	7,950,000	7,711,500	7,870,500
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500	5,000,000	4,951,516	4,962,500
ARC Automotive Group, Inc.	11/15/2018	Automotive	6.25%		L+500	2,530,875	2,510,159	2,530,875
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,947,500	2,916,715	2,829,600
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.75%		L+450	2,977,500	2,951,133	2,999,831
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425	2,925,000	2,903,031	2,917,687
BBTS Borrower LP (8)	06/04/2019	Energy: Oil and Gas	7.75%		L+650	6,965,000	6,899,024	7,034,650
Bellisio Foods, Inc.	08/01/2019	Beverage, Food and Tobacco	5.25%		L+425	4,237,288	4,216,574	4,216,102
Bellisio Foods, Inc. (10)	08/01/2019	Beverage, Food and Tobacco	—	(9)	—	762,712	759,021	758,898
BioScrip, Inc.	07/31/2020	Healthcare and Pharmaceuticals	6.50%		L+525	2,000,000	1,970,525	2,010,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700	5,000,000	4,950,774	5,137,500
Cetera Financial Group, Inc. (8)	08/07/2019	Banking, Finance and Real Estate	6.50%		L+550	5,000,000	4,902,298	4,954,150
CPG International Inc.	09/30/2020	Construction and Building	4.75%		L+375	5,000,000	4,975,000	4,975,000
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	1,958,125	1,958,125	1,958,125
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,603,061	3,554,898	3,603,061
Document Technologies, Inc. (8)	12/03/2018	Business Services	5.50%		L+425	961,264	954,199	961,263
EAG, Inc. (8)	07/28/2017	Business Services	6.00%		L+450	888,721	888,721	888,721
Edmenturn, Inc.	05/17/2018	Media: Broadcasting and Subscription	6.00%		L+475	938,438	938,438	941,563
EIG Investors Corp.	11/12/2019	High Tech Industries	6.25%		L+500	2,209,435	2,191,417	2,216,350
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,469,992	2,451,906	2,482,342
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475	2,970,056	2,955,416	2,970,056
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%		L+475	4,937,500	4,890,024	4,962,187
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%		L+500	3,647,438	3,623,608	3,632,228
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550	2,985,000	2,978,216	2,987,478
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,300,000
GSE Environmental, Inc. (8)	05/27/2016	Environmental Industries	8.99%		L+750	2,934,372	2,926,116	2,567,575
GSE Environmental, Inc. (8), (10)	10/31/2013	Environmental Industries	—		—	175,657	175,657	153,700
Help/Systems Holdings, Inc. (8)	06/28/2019	High Tech Industries	5.50%		L+450	5,000,000	4,952,010	4,962,500
Howard Berger Co. LLC (8)	08/03/2017	Wholesale	7.00%		L+575	2,585,993	2,555,979	2,456,693
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,969,758	2,155,000
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%		L+600	8,775,000	8,632,866	8,687,250
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	11.95%		P+625	2,175,000	2,175,000	2,195,331
Instant Web, Inc. (8)	08/07/2014	Media: Advertising, Printing and Publishing	3.55	%(9)	L+338	6,836,389	6,698,584	5,469,111
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850	5,521,875	5,406,642	5,439,047
JHCI Acquisition, Inc.	07/11/2019	Transportation: Cargo	7.00%		L+575	1,995,000	1,965,824	1,981,454
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	6,157,648	6,034,495	6,065,283
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525	5,985,000	5,900,289	5,865,300
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575	2,992,500	2,963,605	2,987,503
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.00%		L+575	3,383,000	3,354,728	3,374,542
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	2,348,510	2,344,859	2,345,574
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	937,500	926,724	941,016
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.75%		L+450	6,500,000	6,436,491	6,475,625
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525	10,000,000	9,903,508	9,975,000
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%		L+775	4,500,000	4,421,591	4,635,000
OCI Beaumont LLC, Term B-1 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	3,125,000	3,079,073	3,125,000
OCI Beaumont LLC, Term B-2 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	5,875,000	5,788,657	5,875,000
Orbitz Worldwide, Inc., Term Loan C	03/25/2019	Transportation: Consumer	5.75%		L+475	3,990,000	3,990,000	4,003,287
Packaging Coordinators, Inc.	05/11/2020	Containers, Packaging and Glass	5.50%		L+425	2,500,000	2,488,883	2,500,000
Paladin Brands Holding, Inc.	08/16/2019	Capital Equipment	6.75%		L+550	3,000,000	2,956,071	2,964,390
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,481,250	1,456,674	1,473,844
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	6.00 (PIK 2.00	% %)	L+500	7,517,838	7,234,538	7,433,263

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475	7,832,755	$7,757,882	$7,744,636
Premier Dental Services, Inc.	11/01/2018	Consumer Services	8.25%		L+700	3,374,503	3,286,903	3,382,939
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,188,136	4,250,000
Sabre Industries, Inc.	08/24/2018	Construction and Building	5.75%		L+475	4,972,500	4,923,269	5,009,794
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725	12,000,000	11,881,935	11,880,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350	2,000,000	1,981,121	1,962,500
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,646,725	2,629,647	2,382,052
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	1,948,471	1,915,350	1,955,778
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,555,000	3,520,302	3,590,550
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	975,000	957,196	971,344
The National Underwriter Company	05/31/2018	Media: Advertising, Printing and Publishing	6.00%		L+475	4,415,625	4,374,813	4,393,547
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	2,977,500	2,899,121	2,973,778
UniTek Global Services, Inc. (8)	04/16/2018	Telecommunications	15.00 (PIK 4.00	% %)	L+1,350	2,112,349	2,074,200	2,096,507
Univita Health Inc.	06/19/2017	Consumer Services	6.50%		L+500	2,932,500	2,912,802	2,800,538
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	3,304,277	3,280,480	3,304,277
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.25%		L+550	2,932,500	2,916,949	1,847,475
Wilton Brands, LLC (8)	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,230,000	3,177,789	3,165,400
YP LLC (8)	06/04/2018	Media: Advertising, Printing and Publishing	8.06%		L+675	5,085,000	4,964,517	5,046,863
Zest Anchors, LLC	08/17/2020	Healthcare and Pharmaceuticals	6.50%		L+550	9,000,000	8,822,056	8,887,500

Total First Lien Secured Debt							281,260,179	281,046,248

Second Lien Secured Debt—13.1%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,067,500
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	5,000,000	4,900,000	4,983,350
Brand Energy and Infrastructure Services, Inc. (8)	10/23/2019	Energy: Oil and Gas	11.00%		L+975	1,906,607	1,861,523	1,946,322
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,671,746	1,576,750
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,578,750
Gastar Exploration USA, Inc. (5), (8)	05/15/2018	Energy: Oil and Gas	8.63%		—	2,000,000	2,000,000	1,890,000
ILC Industries, LLC	06/14/2019	High Tech Industries	11.50%		L+1,000	2,000,000	1,920,000	1,840,000
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	6,998,223	6,981,643
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,635,000

Total Second Lien Secured Debt							27,351,492	27,499,315

Subordinated Debt/Corporate Notes—4.3% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,873,657	2,357,500
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.25%		—	1,987,500	1,949,883	1,997,517
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Energy: Oil and Gas	14.00 (PIK 4.00	% %)	—	1,810,934	1,780,211	1,793,834
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,806,095	2,854,319

Total Subordinated Debt/Corporate Notes							10,409,846	9,003,170

Common Equity/Warrants—0.1% (7), (8)
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,284	66,926
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	188,235

Total Common Equity/Warrants							261,951	255,161
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							319,283,468	317,803,894
Cash Equivalents—2.2%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,747,327	2,747,327
BlackRock Liquidity Funds, Temp Fund, Institutional Shares							1,830,922	1,830,922

Total Cash Equivalents							4,578,249	4,578,249

Total Investments and Cash Equivalents—153.5%							$323,861,717	$322,382,143

Liabilities in Excess of Other Assets—(53.5)%								(112,315,749)
Net Assets—100.0%								$210,066,394

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2013

(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
WCA Waste Corporation	03/23/2018	Environmental Industries	5.50%		L+425	995,000	$985,787	$998,316
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,400,000	3,332,763	3,417,000
Yonkers Racing Corporation (5), (8)	07/15/2016	Hotel, Gaming and Leisure	11.38%		—	4,000,000	4,288,196	4,320,000

Total First Lien Secured Debt							150,258,038	150,209,747

Second Lien Secured Debt—12.6%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,082,500
Autoparts Holdings Limited	01/29/2018	Automotive	10.50%		L+900	1,000,000	995,180	900,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,666,000	1,691,500
Mood Media Corporation (6)	11/06/2018	Media: Diversified and Production	10.25%		L+875	1,500,000	1,486,780	1,475,250
ROC Finance LLC and ROC Finance 1 Corp (8)	09/01/2018	Hotel, Gaming and Leisure	12.13%		—	2,000,000	1,969,103	2,320,000
Sensus USA Inc.	05/09/2018	Utilities: Water	8.50%		L+725	1,000,000	991,580	996,250
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,560,000

Total Second Lien Secured Debt							11,608,643	12,025,500

Subordinated Debt/Corporate Notes—8.7% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Non-Durable	11.63%		—	4,100,000	3,782,015	2,788,000
Document Technologies, Inc.	12/01/2017	Business Services	13.00%		—	1,000,000	980,074	1,000,000
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food and Tobacco	14.25 (PIK 2.25	% %)	—	4,508,719	4,432,092	4,508,719

Total Subordinated Debt/Corporate Notes							9,194,181	8,296,719

Preferred Equity/Partnership Interests—0.2% (7), (8)
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	12.50%		—	176	110,697	200,571
Common Equity/Partnership Interests—1.1% (7), (8)
Titan Private Holdings I, LLC (Tekelec Global, Inc.)	—	Telecommunications	—		—	401,797	401,450	1 ,091,018
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food and Tobacco	—		—	8	5,000	10,845

Total Common Equity							406,450	1,101,863

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							171,578,009	171,834,400
Cash Equivalents—4.0%							3,845,803	3,845,803

Total Investments and Cash Equivalents—183.5%							$175,423,812	$175,680,203

Liabilities in Excess of Other Assets—(83.5)%								(79,936,326)

Net Assets—100.0%								$95,743,877

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In April 2011, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” In connection with our initial public offering, we issued 6,850,000 shares of common stock, for gross proceeds of $102.8 million, or $97.7 million after deducting the sales load and underwriting expenses. See Note 3.

In March 2013, we completed a follow-on public offering of 3,450,000 shares of common stock at a public offering price of $14.00 per share for gross proceeds of $48.3 million and net proceeds of $47.9 million after offering expenses. Our Investment Adviser paid the entire sales load of $1.4 million in connection with this offering.

In July 2013, we completed a follow-on public offering of 4,588,700 shares of common stock at a public offering price of $14.20 per share for gross proceeds of $65.1 million and net proceeds of $64.4 million after offering expenses. Our Investment Adviser paid a portion of the sales load, which totaled $1.5 million, in connection with this offering.

We entered into the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $125 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates. We reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

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

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at bid prices obtained from at least two brokers/dealers, if

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

(4)	The audit committee of our board of directors quarterly reviews the preliminary valuations of our Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and accrue an excise tax of $0.1 million, less than $0.1 million and zero for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, respectively.

PennantPark Floating Rate Capital Ltd. recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2011 remain subject to examination by the Internal Revenue Service and the New York department of revenue.

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Advisers, in February 2013. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets” (net of U.S. Treasury Bills, temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

for purposes of preserving investment flexibility for the next quarter, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. The base management fee for any partial month or quarter is appropriately pro-rated. For the fiscal years ended September 30, 2013 and 2012, the Investment Adviser earned a base management fee of $2.2 million and $1.5 million, respectively, from us. For the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned a base management fee of $0.4 million from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. For the years ended September 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $1.5 million, $0.3 million and zero, respectively.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. The Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above) for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2013 and 2012 was $0.4 million and $0.3 million, respectively. For the period March 4, 2011 (commencement of operations) to September 30, 2011, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and resulted in no accrual under GAAP.

The Administration Agreement with the Administrator was re-approved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2013. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011, the Investment Adviser and Administrator, collectively, were reimbursed approximately $0.3 million, $0.2 million and $0.1 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

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

4. INVESTMENTS

Purchases of investments, including PIK, for the years ended September 30, 2013 and 2012 and for the period March 4, 2011 (commencement of operations) to September 30, 2011 totaled $316.9 million, $128.8 million and $145.3 million, respectively. Sales and repayments of investments for the same periods totaled $174.9 million, $71.3 million and $33.2 million, respectively.

Investments and cash equivalents consisted of the following:

	September 30, 2013		September 30, 2012
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien secured debt	$281,260,179	$281,046,248	$150,258,038	$150,209,747
Second lien secured debt	27,351,492	27,499,315	11,608,643	12,025,500
Subordinated debt / corporate notes	10,409,846	9,003,170	9,194,181	8,296,719
Common equity and warrants	261,951	255,161	517,147	1,302,434

Total investments	319,283,468	317,803,894	171,578,009	171,834,400

Cash equivalents	4,578,249	4,578,249	3,845,803	3,845,803

Total investments and cash equivalents	$323,861,717	$322,382,143	$175,423,812	$175,680,203

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries:

	As of
Industry Classification	September 30, 2013	September 30, 2012
Healthcare and Pharmaceuticals	17%	8%
Hotel, Gaming and Leisure	13	8
Business Services	8	10
Consumer Services	8	3
Media: Advertising, Printing and Publishing	7	5
Chemicals, Plastics and Rubber	6	6
High Tech Industries	6	11
Consumer Goods: Non-Durable	5	6
Energy: Oil and Gas	4	1
Beverage, Food and Tobacco	3	6
Construction and Building	3	2
Media: Diversified and Production	3	6
Retail	3	2
Automotive	2	2
Banking, Finance, Insurance and Real Estate	2	—
Aerospace and Defense	1	2
Containers, Packaging and Glass	1	2
Environmental Industries	1	2
Media: Broadcasting and Subscription	1	2
Metals and Mining	1	2
Telecommunications	1	5
Consumer Goods: Durable	—	4
All Other	4	5

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs for the year ended September 30, 2013 and 2012 has resulted in one and no reclassifications, respectively, from Level 3 to 2 as outlined in the table below.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The remainder of our portfolio, including our long-term Credit Facility, is valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$298,655,677	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	14,900,556	Market Comparable	Market Yield	7.3% – 15.2%(11.7%)
Common equity	188,235	Enterprise Market Value	EBITDA multiple	7.0x

Total Level 3 investments	313,744,468

Long-Term Credit Facility	$99,600,000	Market Comparable	Market Yield	3.6%

Asset Category	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$155,983,312	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	11,760,650	Market Comparable	Market Yield	7.3% – 15.3%(11.9%)
Preferred and common equity	1,302,438	Enterprise Market Value	EBITDA multiple	6.5x – 8.5x (6.8x)

Total Level 3 investments	169,046,400

Long-Term Credit Facility	$75,122,500	Market Comparable	Market Yield	3.1%

Our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at September 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$281,046,248	$—	$—	$281,046,248
Second lien	27,499,315	—	1,635,000	25,864,315
Subordinated debt/corporate notes	9,003,170	—	2,357,500	6,645,670
Common equity and warrants	255,161	—	66,926	188,235

Total investments	317,803,894	—	4,059,426	313,744,468

Cash equivalents	4,578,249	4,578,249	—	—

Total investments and cash equivalents	322,382,143	4,578,249	4,059,426	313,744,468

Long-Term Credit Facility	$99,600,000	$—	$—	$99,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2013
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$150,209,747	$18,836,653	$169,046,400
Realized gains	1,806,088	1,768,848	3,574,936
Unrealized depreciation	(165,636)	(1,068,579)	(1,234,215)
Purchases, PIK and net discount accretion	285,042,834	33,818,899	318,861,733
Sales / repayments / exchanges	(155,846,785)	(19,071,351)	(174,918,136)
Transfers in and/or out of Level 3	—	(1,586,250)	(1,586,250)

Ending Balance	$281,046,248	$32,698,220	$313,744,468

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$1,279,203	$(2,777,703)	$1,498,500

	Year Ended September 30, 2012
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$89,329,379	$18,206,115	$107,535,494
Realized gains	630,647	278,832	909,479
Unrealized appreciation	3,543,311	1,422,002	4,965,313
Purchases, PIK and net discount accretion	114,967,516	7,945,929	122,913,445
Sales / repayments / exchanges	(58,261,106)	(9,016,225)	(67,277,331)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$150,209,747	$18,836,653	$169,046,400

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$4,140,166	$1,424,404	$5,564,570

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value Year Ended September 30,
Long-Term Credit Facility	2013	2012
Beginning Balance (cost – $75,500,000 and $24,650,000, respectively)	$75,122,500	$24,650,000
Total unrealized appreciation (depreciation) included in earnings	377,500	(377,500)
Borrowings	235,350,000	97,650,000
Repayments	(211,250,000)	(46,800,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $99,600,000 and $75,500,000, respectively)	$99,600,000	$75,122,500

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.4 million and $0.3 million relating to amendment fees on the Credit Facility during the years ended September 30, 2013 and 2012, respectively. For the period March 4, 2011(commencement of operations) to September 30, 2011, we incurred $1.4 million of Credit Facility issuance costs that were expensed under GAAP. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2013 and 2012, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.4 million, respectively. As of September 30, 2013 and 2012, the net unrealized appreciation on our Credit Facility totaled zero and $0.4 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations.

	Year Ended September 30, 2013	Year Ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011*
Numerator for net increase (decrease) in net assets resulting from operations	$11,984,818	$11,960,878	$(3,473,253)
Denominator for basic and diluted weighted average shares	9,587,877	6,850,667	6,826,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$1.25	$1.75	$(0.51)

*	Weighted average shares is based on the initial public offering issuance date of April 13, 2011.

7. TAXES AND DISTRIBUTIONS

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate in the period that the difference arises. Dividends from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICS under the Code.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

As of September 30, 2013 and 2012, the cost of investments for federal income tax purposes was $319.3 million and $171.6 million, respectively, resulting in a gross unrealized appreciation of $3.7 million and $3.6 million, respectively, and depreciation of $5.2 million and $3.3 million, respectively.

The following permanent differences were reclassified for tax purposes for the years ended September 30, 2013 and 2012:

	Year Ended September 30, 2013	Year Ended September 30, 2012
Decrease in paid-in capital	$(81,503)	$(3,952)
Decrease in accumulated net realized gain	(1,223,913)	—
Increase in undistributed net investment income	1,305,416	3,952

The following reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended September 30, 2013	Year Ended September 30, 2012	March 4, 2011 (commencement of operations) to September 30, 2011
Net increase (decrease) in net assets resulting from operations	$11,984,818	$11,960,878	$(3,473,253)
Net change in unrealized (depreciation) appreciation on investments and Credit Facility	2,113,465	(4,739,272)	4,105,380
Other temporary book-to-tax differences	(380,461)	307,975	1,297,741
Other non-deductible expenses	917,665	42,027	—

Taxable income before deductions for distribution	$14,635,487	$7,571,608	$1,929,868

The components of accumulated surplus on a tax basis and reconciliation to accumulated surplus (deficit) on a book basis are as follows:

	As of September 30, 2013	As of September 30, 2012	As of September 30, 2011
Undistributed ordinary income – tax basis	$4,931,935	$2,035,854	$696,748
Undistributed long-term capital gain	2,578,795	103,884	—
Dividends payable and other temporary differences	(3,461,027)	(2,228,826)	(1,777,288)
Net unrealized appreciation (depreciation) of investments and Credit Facility	(1,479,574)	633,891	(4,105,380)

Total accumulated surplus (deficit) – book basis	$2,570,129	$544,803	$(5,185,920)

In accordance with Section 19(a) under the 1940 Act, $0.1 million of the Company’s distributions paid to stockholders during the fiscal year ended September 30, 2013 represents a distribution of long-term realized capital gains. The tax characteristics of distributions declared are as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012	March 4, 2011 (commencement of operations) to September 30, 2011
Ordinary income	$9,937,113	$6,234,106	$1,712,667
Long-term capital gain	103,884	—	—

Total distributions	$10,040,997	$6,234,106	$1,712,667

Total distributions per share	$1.05	$0.91	$0.25

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

8. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2013 and 2012, cash equivalents consisted of money market funds in the amounts of $4.6 million and $3.8 million, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Year Ended September 30, 2013	Year Ended September 30, 2012	For the period from March 4, 2011 (commencement of operations) to September 30, 2011
Per Share Data:
Net asset value, beginning of period	$13.98	$13.44	$—

Net investment income (1)	1.10	0.92	0.05
Net change in realized and unrealized gain (loss) (1)	0.15	0.83	(0.56)

Net increase (decrease) in net assets resulting from operations (1)	1.25	1.75	(0.51)
Distributions to stockholders (1), (2)	(1.05)	(0.91)	(0.25)
Initial issuance of common stock	—	—	15.00
Effect of offering costs	(0.08)	(0.30)	(0.80)

Net asset value, end of period	$14.10	$13.98	$13.44

Per share market value, end of period	$13.78	$12.67	$10.55
Total return* (3)	17.17%	29.43%	(28.13)%
Shares outstanding at end of period	14,898,056	6,850,667	6,850,667
Ratios / Supplemental Data*:
Ratio of operating expenses to average net assets (4)	4.43%	4.20%	1.16%
Ratio of Credit Facility related expenses to average net assets	1.66%	1.89%	1.61%

Ratio of total expenses to average net assets	6.09%	6.09%	2.77%
Ratio of net investment income to average net assets	7.68%	6.64%	0.34%
Net assets at end of period	$210,066,394	$95,743,877	$92,072,105
Average debt outstanding	$71,678,836	$46,133,607	$7,550,877
Average debt per share (1)	$7.48	$6.73	$1.11
Asset coverage per unit (5)	$3,109	$2,275	$4,735
Portfolio turnover ratio	81.89%	50.68%	37.53%

*	Not annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	Based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility interest and amendment costs.
(5)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

10. CREDIT FACILITY

As of September 30, 2013, Funding I’s Credit Facility with the Lender was $125 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, had an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of September 30, 2013 and September 30, 2012, Funding I had $99.6 million and $75.5 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.18% and 2.47%, respectively, excluding the 0.375% undrawn commitment fee.

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

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

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

12. SUBSEQUENT EVENTS

The Company, through Funding I, increased the size of its revolving Credit Facility from $125 million to $200 million. All other terms remained unchanged.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2013
	Q4	Q3	Q2	Q1
Total investment income	$6,095	$4,670	$4,140	$3,963
Net investment income	$3,581	$3,217	$1,666	$2,059
Net realized and unrealized gain (loss)	$1,866	$(1,650)	$1,540	$(294)
Net increase in net assets resulting from operations	$5,447	$1,567	$3,206	$1,765
Net increase in net assets resulting from operations per common share**	$0.39	$0.15	$0.45	$0.26
Net asset value per share at the end of the quarter	$14.10	$13.98	$14.10	$13.99
Market value per share at the end of the quarter	$13.78	$14.14	$13.96	$12.70

	2012
	Q4	Q3	Q2	Q1
Total investment income	$3,487	$3,201	$2,944	$2,467
Net investment income	$1,544	$1,846	$1,545	$1,375
Net realized and unrealized gain (loss)	$2,400	$(1,459)	$2,980	$1,730
Net increase in net assets resulting from operations	$3,944	$387	$4,525	$3,105
Net increase in net assets resulting from operations per common share	$0.58	$0.06	$0.66	$0.45
Net asset value per share at the end of the quarter	$13.98	$13.94	$14.12	$13.68
Market value per share at the end of the quarter	$12.67	$11.90	$11.75	$10.30

	2011
			Q4	Q3*
Total investment income			$2,048	$899
Net investment income (loss)			$1,203	$(883)
Net realized and unrealized (loss) gain			$(4,012)	$219
Net decrease in net assets resulting from operations			$(2,809)	$(664)
Net decrease in net assets resulting from operations per common share			$(0.41)	$(0.10)
Net asset value per share at the end of the quarter			$13.44	$14.06
Market value per share at the end of the quarter			$10.55	$12.69

*	From March 4, 2011 (commencement of operations) to June 30, 2011.
**	Based on the weighted average shares outstanding for the respective periods.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 54 of this Report, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements — Refer to Item 8 starting on page 53.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2*	Amended and Restated Bylaws of the Registrant.

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1*	Second Amended and Restated Revolving Credit and Security Agreement, dated as of October 1, 2013 among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as backup collateral manager, and as custodian.

10.2	Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on June 29, 2011).

10.3	Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 99(k)(2) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.5	Amended and Restated Investment Advisory Agreement, dated as of August 7, 2012, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 9, 2012).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiary of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed November 17, 2011).

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 14, 2013

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 14, 2013

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 14, 2013

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 14, 2013

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 14, 2013

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 14, 2013