Form 10-Q
period 2013-12-31
PennantPark Floating Rate Capital Ltd.
filed 2014-02-06
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 6, 2014 was 14,898,056.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2013

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

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013 (unaudited)	September 30, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$370,169,860 and $319,283,468, respectively)	$370,925,077	$317,803,894
Cash equivalents (See Note 7)	5,315,022	4,578,249
Interest receivable	1,908,159	2,140,802
Receivable for investments sold	6,358,359	3,659,185
Prepaid expenses and other assets	521,379	619,737

Total assets	385,027,996	328,801,867

Liabilities
Distributions payable	1,340,825	1,303,580
Payable for investments purchased	26,635,500	14,021,588
Unfunded investments	2,376,000	934,555
Credit Facility payable (cost—$139,200,000 and $99,600,000, respectively) (See Notes 5 and 9)	139,200,000	99,600,000
Interest payable on Credit Facility	278,917	189,934
Management fee payable (See Note 3)	881,803	731,635
Performance-based incentive fees payable (See Note 3)	1,347,033	1,164,090
Accrued other expenses	829,973	790,091

Total liabilities	172,890,051	118,735,473

Commitments and contingencies (See Note 10)
Net assets
Common stock, 14,898,056 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	14,898	14,898
Paid-in capital in excess of par value	207,481,368	207,481,368
(Distributions in excess of) Undistributed net investment income	(282,531)	474,766
Accumulated net realized gain on investments	4,168,993	3,574,936
Net unrealized appreciation (depreciation) on investments	755,217	(1,479,574)

Total net assets	$212,137,945	$210,066,394

Total liabilities and net assets	$385,027,996	$328,801,867

Net asset value per share	$14.24	$14.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$6,754,247	$3,638,227
Other income	89,646	324,446

Total investment income	6,843,893	3,962,673

Expenses:
Base management fee (See Note 3)	881,803	458,986
Performance-based incentive fee (See Note 3)	683,150	417,029
Interest and expenses on the Credit Facility (See Note 9)	736,437	471,068
Administrative services expenses (See Note 3)	201,000	155,145
Other general and administrative expenses	290,640	367,500

Expenses before excise tax expense and amendment costs	2,793,030	1,869,728
Excise tax	110,000	34,072
Credit Facility amendment costs (See Notes 5 and 9)	712,930	—

Total expenses	3,615,960	1,903,800

Net investment income	3,227,933	2,058,873

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	594,057	442,843
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	2,234,791	(358,785)
Credit Facility appreciation (See Note 5)	—	(377,500)

Net change in unrealized appreciation (depreciation) on investments and Credit Facility	2,234,791	(736,285)

Net realized and unrealized gain (loss) from investments and Credit Facility	2,828,848	(293,442)

Net increase in net assets resulting from operations	$6,056,781	$1,765,431

Net increase in net assets resulting from operations per common share (See Note 6)	$0.41	$0.26

Net investment income per common share	$0.22	$0.30

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net increase in net assets from operations:
Net investment income	$3,227,933	$2,058,873
Net realized gain on investments	594,057	442,843
Net change in unrealized appreciation (depreciation) on investments	2,234,791	(358,785)
Net change in unrealized appreciation on Credit Facility	—	(377,500)

Net increase in net assets resulting from operations	6,056,781	1,765,431

Distributions to stockholders:
Distributions	(3,985,230)	(1,695,540)

Net increase in net assets	2,071,551	69,891

Net assets:
Beginning of period	210,066,394	95,743,877

End of period	$212,137,945	$95,813,768

Distributions in excess of net investment income, end of period	$(282,531)	$(949,667)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,056,781	$1,765,431
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation (depreciation) on investments	(2,234,791)	358,785
Net change in unrealized appreciation on Credit Facility	—	377,500
Net realized gain on investments	(594,057)	(442,843)
Net accretion of discount and amortization of premium	(301,795)	(236,560)
Purchases of investments	(103,914,361)	(38,911,333)
Payment-in-kind interest	(51,042)	(65,478)
Proceeds from dispositions of investments	55,416,308	30,335,919
Decrease in interest receivable	232,643	299,639
(Increase) decrease in receivable for investments sold	(2,699,174)	986,278
Decrease in prepaid expenses and other assets	98,358	55,117
Increase (decrease) in payable for investments purchased	12,613,912	(3,357,500)
Increase in interest payable on Credit Facility	88,983	1,250
Increase in management fee payable	150,168	34,239
Increase in performance-based incentive fees payable	182,943	206,754
Increase in accrued other expenses	39,882	138,057

Net cash used for operating activities	(34,915,242)	(8,454,745)

Cash flows from financing activities:
Distributions paid to stockholders	(3,947,985)	(1,678,413)
Borrowings under Credit Facility (See Notes 5 and 9)	54,800,000	30,950,000
Repayments under Credit Facility (See Notes 5 and 9)	(15,200,000)	(20,675,000)

Net cash provided by financing activities	35,652,015	8,596,587

Net increase in cash equivalents	736,773	141,842
Cash equivalents, beginning of period	4,578,249	3,845,803

Cash equivalents, end of period	$5,315,022	$3,987,645

Supplemental disclosure of cash flow information:
Interest paid	$647,454	$469,788

Conversions and non-cash exchanges	$5,952,277	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—174.9% (3),(4)
First Lien Secured Debt—153.8%
ABG Intermediate Holdings 2, LLC (8)	06/28/2019	Retail	6.00%		L+500	7,000,000	$6,965,000	$7,000,000
AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	%(9) %)	L+1,225	2,901,283	2,852,180	2,903,894
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575	8,436,250	8,376,984	8,457,341
Alvogen Pharma US, Inc.	05/23/2018	Healthcare and Pharmaceuticals	7.00%		L+575	2,944,315	2,912,559	2,973,758
AMF Bowling Centers, Inc.	06/29/2018	Retail	8.75%		L+750	7,900,000	7,684,697	7,919,750
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500	4,937,500	4,892,248	4,925,156
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%		L+825	1,400,000	1,358,000	1,365,000
ARC Automotive Group, Inc.	11/15/2018	Automotive	6.25%		L+500	2,524,500	2,503,586	2,524,500
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,940,000	2,909,278	2,903,250
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.00%		L+400	2,970,000	2,943,278	2,975,584
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	6.50%		L+550	7,500,000	7,390,396	7,537,500
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425	2,887,500	2,867,060	2,887,500
BBTS Borrower LP	06/04/2019	Energy: Oil and Gas	7.75%		L+650	6,947,500	6,886,699	6,982,238
Bellisio Foods, Inc.	08/01/2019	Beverage, Food and Tobacco	5.25%		L+425	4,716,992	4,695,262	4,693,407
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700	5,000,000	4,953,959	5,159,400
Cetera Financial Group, Inc.	08/07/2019	Banking, Finance and Real Estate	6.50%		L+550	4,968,750	4,875,481	5,024,648
Charming Charlie LLC (8)	12/24/2019	Consumer Goods: Non-Durable	9.00%		L+800	4,500,000	4,432,500	4,477,500
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	1,916,249	1,916,249	1,931,196
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,593,921	3,548,916	3,504,073
Document Technologies, Inc. (8)	12/03/2018	Business Services	5.50%		L+425	956,410	949,657	954,019
EAG, Inc. (8)	07/28/2017	Business Services	6.00%		L+450	876,507	876,507	876,507
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	5.50%		L+450	936,091	936,091	936,091
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,463,740	2,446,957	2,476,059
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475	2,962,575	2,949,125	2,966,278
e-Rewards, Inc.	10/29/2018	High Tech Industries	6.00%		L+500	10,000,000	9,806,392	9,912,500
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%		L+475	4,875,000	4,830,702	4,875,000
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%		L+500	3,638,250	3,613,279	3,645,090
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%		L+525	4,000,000	3,960,557	3,990,000
Golden Nugget, Inc.	11/21/2019	Hotel, Gaming and Leisure	5.50%		L+450	5,600,000	5,544,993	5,677,000
Golden Nugget, Inc. (10)	02/21/2014	Hotel, Gaming and Leisure	—		—	2,400,000	2,376,000	2,433,000
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550	2,598,612	2,593,406	2,607,265
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%		L+450	4,987,500	4,941,990	4,937,625
Howard Berger Co. LLC (8)	08/03/2017	Wholesale	7.00%		L+575	2,579,446	2,551,661	2,424,679
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,971,578	2,080,000
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%		L+600	11,473,077	11,312,662	11,243,615
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	11.61%		P+625	2,175,000	2,175,000	2,224,663
Instant Web, Inc.	08/07/2014	Media: Advertising, Printing and Publishing	3.62	%(9)	L+338	7,399,622	7,238,312	6,696,658
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850	5,521,875	5,412,566	5,466,656
JHCI Acquisition, Inc.	07/11/2019	Transportation: Cargo	7.00%		L+575	1,953,636	1,925,945	1,950,706
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	6,157,648	6,037,638	6,095,473
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525	5,970,000	5,885,928	5,373,000
LJ Host Merger Sub, Inc.	12/23/2019	High Tech Industries	6.00%		L+475	5,000,000	4,950,000	4,950,000
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575	2,985,000	2,957,571	2,999,925
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.00%		L+575	3,335,060	3,306,624	3,326,722
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	925,000	915,097	929,625
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.75%		L+450	6,483,750	6,423,160	6,516,169
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525	9,975,000	9,883,117	9,975,000
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%		L+775	4,500,000	4,424,930	4,522,500
OCI Beaumont LLC, Term B-2 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	10,847,813	10,739,790	10,956,291
Old Guard Risk Services, Inc.	11/27/2018	Banking, Finance, Insurance and Real Estate	12.50%		L+1,150	8,400,000	8,075,250	8,232,000
Orbitz Worldwide, Inc., Term Loan C	03/25/2019	Transportation: Consumer	5.75%		L+475	3,980,000	3,980,000	3,993,691
Packaging Coordinators, Inc.	05/11/2020	Containers, Packaging and Glass	5.50%		L+425	2,493,750	2,483,481	2,493,750
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	6.25%		L+500	1,477,500	1,454,278	1,479,347
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475	7,800,176	7,729,201	7,800,176
Premier Dental Services, Inc.	11/01/2018	Consumer Services	8.25%		L+700	3,366,006	3,280,152	3,387,043
Quality Home Brands Holdings LLC (8)	12/17/2018	Consumer Goods: Durable	7.75%		L+650	5,000,000	4,950,000	5,000,000
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,188,919	4,260,625
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725	12,000,000	11,888,103	11,880,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350	1,995,000	1,976,988	1,973,175
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,616,518	2,601,258	2,302,535

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	1,846,471	$1,815,414	$1,855,704
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,510,000	3,476,689	3,527,550
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	962,500	945,748	960,094
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.25%		L+425	6,000,000	5,971,428	5,970,000
The Active Network, Inc. and Lanyon, Inc.	11/13/2020	High Tech Industries	5.50%		L+450	2,000,000	1,990,145	2,007,500
The National Underwriter Company	05/31/2018	Media: Advertising, Printing and Publishing	6.00%		L+475	4,331,250	4,293,530	4,309,594
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	4,964,983	4,879,135	4,969,104
UniTek Global Services, Inc. (8)	04/16/2018	Telecommunications	15.00 (PIK 4.00	% %)	L+1,350	2,129,016	2,092,938	2,107,726
Univita Health Inc.	06/19/2017	Consumer Services	6.50%		L+500	2,925,000	2,907,001	2,800,688
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.25%		L+550	2,925,000	2,912,674	1,652,625
Vitera Healthcare Solutions, LLC	11/04/2020	High Tech Industries	6.00%		L+500	7,000,000	6,931,656	6,965,000
Wilton Brands, LLC (8)	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,187,500	3,137,224	3,020,156
YP LLC (8)	06/04/2018	Media: Advertising, Printing and Publishing	8.02%		L+675	4,200,000	4,105,113	4,240,236
Zest Anchors, LLC	08/17/2020	Healthcare and Pharmaceuticals	6.50%		L+550	8,977,500	8,806,975	8,887,725

Total First Lien Secured Debt							325,774,867	326,239,855

Second Lien Secured Debt—14.9%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	2,880,000
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	5,000,000	4,903,862	4,950,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,671,629	1,561,875
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,675,000
Gastar Exploration USA, Inc. (5), (8)	05/15/2018	Energy: Oil and Gas	8.63%		—	4,100,000	4,038,500	4,028,250
ILC Industries, LLC	06/14/2019	High Tech Industries	11.50%		L+1,000	2,000,000	1,922,563	1,900,000
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	6,999,778	7,020,125
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775	5,600,000	5,519,614	5,586,000

Total Second Lien Secured Debt							31,555,946	31,601,250

Subordinated Debt/Corporate Notes—5.9% (8)
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Goods: Durable	14.50 (PIK 14.50	% %)	—	4,735,000	3,936,942	4,001,075
Affinion Investments LLC (5)	08/15/2018	Consumer Goods: Durable	13.50%		—	1,734,000	1,746,645	1,725,330
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.25%		—	1,987,500	1,951,292	2,005,290
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Energy: Oil and Gas	14.00 (PIK 4.00	% %)	—	1,829,446	1,800,520	1,816,449
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,808,233	2,869,712

Total Subordinated Debt/Corporate Notes							12,243,632	12,417,856

Common Equity/Warrants—0.3% (7), (8)
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	218,316	275,222	275,078
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	1,135,743	—	—
Old Guard Risk Services, Inc. (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—	4,175	58,241	61,073
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,285	93,583
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	236,382

Total Common Equity/Warrants							595,415	666,116

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							370,169,860	370,925,077
Cash Equivalents—2.5%
Cash							84,376	84,376
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,298,693	2,298,693
BlackRock Liquidity Funds, Temp Fund, Institutional Shares							2,931,953	2,931,953

Total Cash Equivalents							5,315,022	5,315,022

Total Investments and Cash Equivalents—177.4%							$375,484,882	$376,240,099

Liabilities in Excess of Other Assets—(77.4)%								(164,102,154)
Net Assets—100.0%								$212,137,945

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—151.3% (3),(4)
First Lien Secured Debt—133.8%
AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	%(9) %)	L+1,225	2,728,141	$2,684,231	$2,755,278
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575	8,457,500	8,394,246	8,457,500
Alvogen Pharma US, Inc. (8)	05/23/2018	Healthcare and Pharmaceuticals	7.00%		L+575	1,995,000	1,976,374	1,980,037
AMF Bowling Centers, Inc. (8)	06/29/2018	Retail	8.75%		L+750	7,950,000	7,711,500	7,870,500
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500	5,000,000	4,951,516	4,962,500
ARC Automotive Group, Inc.	11/15/2018	Automotive	6.25%		L+500	2,530,875	2,510,159	2,530,875
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,947,500	2,916,715	2,829,600
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.75%		L+450	2,977,500	2,951,133	2,999,831
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425	2,925,000	2,903,031	2,917,687
BBTS Borrower LP (8)	06/04/2019	Energy: Oil and Gas	7.75%		L+650	6,965,000	6,899,024	7,034,650
Bellisio Foods, Inc.	08/01/2019	Beverage, Food and Tobacco	5.25%		L+425	4,237,288	4,216,574	4,216,102
Bellisio Foods, Inc. (10)	08/01/2019	Beverage, Food and Tobacco	—	(9)	—	762,712	759,021	758,898
BioScrip, Inc.	07/31/2020	Healthcare and Pharmaceuticals	6.50%		L+525	2,000,000	1,970,525	2,010,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700	5,000,000	4,950,774	5,137,500
Cetera Financial Group, Inc. (8)	08/07/2019	Banking, Finance and Real Estate	6.50%		L+550	5,000,000	4,902,298	4,954,150
CPG International Inc.	09/30/2020	Construction and Building	4.75%		L+375	5,000,000	4,975,000	4,975,000
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	1,958,125	1,958,125	1,958,125
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,603,061	3,554,898	3,603,061
Document Technologies, Inc. (8)	12/03/2018	Business Services	5.50%		L+425	961,264	954,199	961,263
EAG, Inc. (8)	07/28/2017	Business Services	6.00%		L+450	888,721	888,721	888,721
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	6.00%		L+475	938,438	938,438	941,563
EIG Investors Corp.	11/12/2019	High Tech Industries	6.25%		L+500	2,209,435	2,191,417	2,216,350
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,469,992	2,451,906	2,482,342
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475	2,970,056	2,955,416	2,970,056
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%		L+475	4,937,500	4,890,024	4,962,187
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%		L+500	3,647,438	3,623,608	3,632,228
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550	2,985,000	2,978,216	2,987,478
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,300,000
GSE Environmental, Inc. (8)	05/27/2016	Environmental Industries	8.99%		L+750	2,934,372	2,926,116	2,567,575
GSE Environmental, Inc. (8), (10)	10/31/2013	Environmental Industries	—		—	175,657	175,657	153,700
Help/Systems Holdings, Inc. (8)	06/28/2019	High Tech Industries	5.50%		L+450	5,000,000	4,952,010	4,962,500
Howard Berger Co. LLC (8)	08/03/2017	Wholesale	7.00%		L+575	2,585,993	2,555,979	2,456,693
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,969,758	2,155,000
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%		L+600	8,775,000	8,632,866	8,687,250
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	11.95%		P+625	2,175,000	2,175,000	2,195,331
Instant Web, Inc. (8)	08/07/2014	Media: Advertising, Printing and Publishing	3.55	%(9)	L+338	6,836,389	6,698,584	5,469,111
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850	5,521,875	5,406,642	5,439,047
JHCI Acquisition, Inc.	07/11/2019	Transportation: Cargo	7.00%		L+575	1,995,000	1,965,824	1,981,454
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	6,157,648	6,034,495	6,065,283
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525	5,985,000	5,900,289	5,865,300
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575	2,992,500	2,963,605	2,987,503
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.00%		L+575	3,383,000	3,354,728	3,374,542
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	2,348,510	2,344,859	2,345,574
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	937,500	926,724	941,016
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.75%		L+450	6,500,000	6,436,491	6,475,625
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525	10,000,000	9,903,508	9,975,000
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%		L+775	4,500,000	4,421,591	4,635,000
OCI Beaumont LLC, Term B-1 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	3,125,000	3,079,073	3,125,000
OCI Beaumont LLC, Term B-2 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	5,875,000	5,788,657	5,875,000
Orbitz Worldwide, Inc., Term Loan C	03/25/2019	Transportation: Consumer	5.75%		L+475	3,990,000	3,990,000	4,003,287
Packaging Coordinators, Inc.	05/11/2020	Containers, Packaging and Glass	5.50%		L+425	2,500,000	2,488,883	2,500,000
Paladin Brands Holding, Inc.	08/16/2019	Capital Equipment	6.75%		L+550	3,000,000	2,956,071	2,964,390
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,481,250	1,456,674	1,473,844
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	6.00 (PIK 2.00	% %)	L+500	7,517,838	7,234,538	7,433,263
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475	7,832,755	7,757,882	7,744,636
Premier Dental Services, Inc.	11/01/2018	Consumer Services	8.25%		L+700	3,374,503	3,286,903	3,382,939
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,188,136	4,250,000
Sabre Industries, Inc.	08/24/2018	Construction and Building	5.75%		L+475	4,972,500	4,923,269	5,009,794
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725	12,000,000	11,881,935	11,880,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350	2,000,000	1,981,121	1,962,500

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,646,725	$2,629,647	$2,382,052
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	1,948,471	1,915,350	1,955,778
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,555,000	3,520,302	3,590,550
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	975,000	957,196	971,344
The National Underwriter Company	05/31/2018	Media: Advertising, Printing and Publishing	6.00%		L+475	4,415,625	4,374,813	4,393,547
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	2,977,500	2,899,121	2,973,778
UniTek Global Services, Inc. (8)	04/16/2018	Telecommunications	15.00 (PIK 4.00	% %)	L+1,350	2,112,349	2,074,200	2,096,507
Univita Health Inc.	06/19/2017	Consumer Services	6.50%		L+500	2,932,500	2,912,802	2,800,538
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	3,304,277	3,280,480	3,304,277
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.25%		L+550	2,932,500	2,916,949	1,847,475
Wilton Brands, LLC (8)	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,230,000	3,177,789	3,165,400
YP LLC (8)	06/04/2018	Media: Advertising, Printing and Publishing	8.06%		L+675	5,085,000	4,964,517	5,046,863
Zest Anchors, LLC	08/17/2020	Healthcare and Pharmaceuticals	6.50%		L+550	9,000,000	8,822,056	8,887,500

Total First Lien Secured Debt							281,260,179	281,046,248

Second Lien Secured Debt—13.1%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,067,500
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	5,000,000	4,900,000	4,983,350
Brand Energy and Infrastructure Services, Inc. (8)	10/23/2019	Energy: Oil and Gas	11.00%		L+975	1,906,607	1,861,523	1,946,322
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,671,746	1,576,750
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,578,750
Gastar Exploration USA, Inc. (5), (8)	05/15/2018	Energy: Oil and Gas	8.63%		—	2,000,000	2,000,000	1,890,000
ILC Industries, LLC	06/14/2019	High Tech Industries	11.50%		L+1,000	2,000,000	1,920,000	1,840,000
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	6,998,223	6,981,643
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,635,000

Total Second Lien Secured Debt							27,351,492	27,499,315

Subordinated Debt/Corporate Notes—4.3% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Durable	11.63%		—	4,100,000	3,873,657	2,357,500
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.25%		—	1,987,500	1,949,883	1,997,517
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Energy: Oil and Gas	14.00 (PIK 4.00	% %)	—	1,810,934	1,780,211	1,793,834
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,806,095	2,854,319

Total Subordinated Debt/Corporate Notes							10,409,846	9,003,170

Common Equity/Warrants—0.1% (7), (8)
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,284	66,926
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	188,235

Total Common Equity/Warrants							261,951	255,161

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							319,283,468	317,803,894
Cash Equivalents—2.2%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,747,327	2,747,327
BlackRock Liquidity Funds, Temp Fund, Institutional Shares							1,830,922	1,830,922

Total Cash Equivalents							4,578,249	4,578,249

Total Investments and Cash Equivalents—153.5%							$323,861,717	$322,382,143

Liabilities in Excess of Other Assets—(53.5)%								(112,315,749)
Net Assets—100.0%								$210,066,394

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

SEPTEMBER 30, 2013

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

In April 2011, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” From inception to date, we have issued 14,889,367 shares of common stock for gross proceeds of $216.3 million, or $210.0 million after deducting the sales load and underwriting expenses paid by us. In addition, since inception, our Investment Adviser paid $2.9 million of the sales load in connection with our offerings.

We entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $200 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 9.

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

DECEMBER 31, 2013

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual payment-in-kind, or PIK, interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and accrued an excise tax of about $0.1 million, for the three months ended December 31, 2013 and 2012.

PennantPark Floating Rate Capital Ltd. recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2011 remain subject to examination by the Internal Revenue Service and the New York state department of revenue.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

(f) Asset Transfers and Servicing

Asset transfers that do not meet ASC 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statement of Assets and Liabilities as investments. The creditors of Funding I have received a security interest in all of Funding I’s assets and such assets are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. or any affiliate of the Company.

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. The base management fee for any partial month or quarter is appropriately pro-rated. For the three months ended December 31, 2013 and 2012, the Investment Adviser earned base management fees of $0.9 million and $0.5 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter. For the three months ended December 31, 2013 and 2012, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.1 million and $0.4 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from commencement of operations through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. For the three months ended December 31, 2013 and 2012 the Investment Adviser earned an incentive fee on capital gains of $0.4 million and zero, respectively, as calculated under the Investment Management Agreement.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2013 and 2012, the Investment Adviser earned an incentive fee on unrealized and realized capital gains as calculated under GAAP of $0.2 million and $0.1 million, respectively.

The Administration Agreement with the Administrator was re-approved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2014. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For each of the three months ended December 31, 2013 and 2012, the Investment Adviser was reimbursed approximately $0.1 million from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK, for the three months ended December 31, 2013 and 2012 totaled $104.0 million and $38.9 million, respectively. Sales and repayments of investments for the three months ended December 31, 2013 and 2012 totaled $55.4 million and $30.3 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2013		September 30, 2013
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$325,774,867	$326,239,855	$281,260,179	$281,046,248
Second lien	31,555,946	31,601,250	27,351,492	27,499,315
Subordinated debt / corporate notes	12,243,632	12,417,856	10,409,846	9,003,170
Common equity and warrants	595,415	666,116	261,951	255,161

Total investments	370,169,860	370,925,077	319,283,468	317,803,894

Cash equivalents	5,315,022	5,315,022	4,578,249	4,578,249

Total investments and cash equivalents	$375,484,882	$376,240,099	$323,861,717	$322,382,143

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries:

	As of
Industry Classification	December 31, 2013	September 30, 2013
Healthcare and Pharmaceuticals	15%	17%
High Tech Industries	14	6
Hotel, Gaming and Leisure	12	13
Business Services	7	8
Consumer Services	7	8
Chemicals, Plastics and Rubber	5	6
Consumer Goods: Non-Durable	5	4
Energy: Oil and Gas	5	4
Media: Advertising, Printing and Publishing	5	7
Retail	5	3
Banking, Finance, Insurance and Real Estate	4	2
Consumer Goods: Durable	3	1
Automotive	2	2
Beverage, Food and Tobacco	2	3
Media: Diversified and Production	2	3
Aerospace and Defense	1	1
Containers, Packaging and Glass	1	1
Media: Broadcasting and Subscription	1	1
Telecommunications	1	1
Transportation: Consumer	1	1
Construction and Building	—	3
All Other	2	5

Total	100%	100%

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

DECEMBER 31, 2013

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2013, our ability to observe valuation inputs resulted in no reclassification of assets from Level 1, 2 or 3. This compares to the three months ended December 31, 2012, which resulted in the reclassification of one asset from Level 3 to 2 and no other transfers between levels.

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

The remainder of our portfolio, including our Credit Facility, is valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$336,453,848	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	28,078,708	Market Comparable	Market Yield	9.8% – 15.1% (12.9%)
Common equity	572,533	Enterprise Market Value	EBITDA multiple	6.1x – 7.0x (6.8x)

Total Level 3 investments	365,105,089

Long-Term Credit Facility	$139,200,000	Market Comparable	Discount rate	3.6%

Asset Category	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$298,655,677	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	14,900,556	Market Comparable	Market Yield	7.3% – 15.2% (11.7%)
Common equity	188,235	Enterprise Market Value	EBITDA multiple	7.0x

Total Level 3 investments	313,744,468

Long-Term Credit Facility	$99,600,000	Market Comparable	Market Yield	3.6%

Our cash equivalents, investments and our Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at December 31, 2013
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$326,239,855	$—	$—	$326,239,855
Second lien	31,601,250	—	—	31,601,250
Subordinated debt/corporate notes	12,417,856	—	5,726,405	6,691,451
Preferred and common equity	666,116	—	93,583	572,533

Total investments	370,925,077	—	5,819,988	365,105,089

Cash equivalents	5,315,022	5,315,022	—	—

Total investments and cash equivalents	376,240,099	5,315,022	5,819,988	365,105,089

Long-Term Credit Facility	$139,200,000	$—	$—	$139,200,000

	Fair Value Measurements at September 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$281,046,248	$—	$—	$281,046,248
Second lien	27,499,315	—	1,635,000	25,864,315
Subordinated debt/corporate notes	9,003,170	—	2,357,500	6,645,670
Preferred and common equity	255,161	—	66,926	188,235

Total investments	317,803,894	—	4,059,426	313,744,468

Cash equivalents	4,578,249	4,578,249	—	—

Total investments and cash equivalents	322,382,143	4,578,249	4,059,426	313,744,468

Long-Term Credit Facility	$99,600,000	$—	$—	$99,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2013
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$281,046,248	$32,698,220	$313,744,468
Realized gains	582,127	49,674	631,801
Unrealized appreciation	678,919	105,240	784,159
Purchases, PIK, net discount accretion and non-cash exchanges	95,547,262	8,171,207	103,718,469
Sales, repayments and non-cash exchanges	(51,614,701)	(2,159,107)	(53,773,808)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$326,239,855	$38,865,234	$365,105,089

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$1,026,713	$190,040	$1,216,753

	Three Months Ended December 31, 2012
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$150,209,747	$18,836,653	$169,046,400
Realized gains	429,535	13,308	442,843
Unrealized (depreciation) appreciation	(357,390)	158,764	(198,626)
Purchases, PIK and net discount accretion	35,707,944	3,488,767	39,196,711
Sales, repayments and non-cash exchanges	(28,835,919)	(1,500,000)	(30,335,919)
Transfers in and/or out of Level 3	—	(1,586,250)	(1,586,250)

Ending Balance	$157,153,917	$19,411,242	$176,565,159

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$126,018	$(2,677,717)	$(2,551,699)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Three Months Ended December 31,
Long-Term Credit Facility	2013	2012
Beginning Balance (cost – $99,600,000 and $75,500,000, respectively)	$99,600,000	$75,122,500
Total unrealized appreciation included in earnings	—	377,500
Borrowings	54,800,000	30,950,000
Repayments	(15,200,000)	(20,675,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $139,200,000 and $85,775,000, respectively)	$139,200,000	$85,775,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.7 million and zero, respectively, relating to amendment fees on the Credit Facility during the three months ended December 31, 2013 and 2012. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2013 and 2012, we had a net change in unrealized appreciation of zero and $0.4 million, respectively. As of December 31, 2013 and September 30, 2013, the Credit Facility had unrealized appreciation of zero. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
Class and Year	2013	2012
Numerator for net increase in net assets resulting from operations	$6,056,781	$1,765,431
Denominator for basic and diluted weighted average shares	14,898,056	6,850,667
Basic and diluted net increase in net assets per share resulting from operations	$0.41	$0.26

7. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2013 and September 30, 2013, cash equivalents consisted of money market funds in the amounts of $5.3 million and $4.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2013	2012
Per Share Data:
Net asset value, beginning of period	$14.10	$13.98
Net investment income (1)	0.22	0.30
Net change in realized and unrealized gain (loss) (1)	0.19	(0.04)

Net increase in net assets resulting from operations (1)	0.41	0.26
Distributions to stockholders (1), (2)	(0.27)	(0.25)

Net asset value, end of period	$14.24	$13.99

Per share market value, end of period	$13.73	$12.70

Total return* (3)	1.61%	2.15%
Shares outstanding at end of period	14,898,056	6,850,667

Ratios / Supplemental Data**:
Ratio of operating expenses to average net assets (4)	4.09%	5.97%
Ratio of Credit Facility related expenses to average net assets (5)	1.73%	1.96%

Ratio of total expenses to average net assets	5.82%	7.93%
Ratio of net investment income to average net assets (5)	7.11%	8.58%
Net assets at end of period	$212,137,945	$95,813,768

Average debt outstanding	$119,535,870	$70,040,217

Average debt per share (1)	$8.02	$10.22
Asset coverage per unit (6)	$2,524	$2,117
Portfolio turnover ratio	65.66%	71.32%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude Credit Facility related costs.
(5)	Credit Facility amendment costs are not annualized.
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

9. CREDIT FACILITY

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, has an interest rate spread above LIBOR of 200 basis points, matures in May 2018 and its reinvestment period ends in May 2016. During the three months ended December 31, 2013, we expanded the Credit Facility to allow Funding I to borrow up to $200 million, up from $125 million. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of December 31, 2013 and September 30, 2013, Funding I had $139.2 million and $99.6 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.17% and 2.18%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the three months ended December 31, 2013 and 2012, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.46% and 2.69%, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

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

Our interest in Funding I (other than the management fees) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments, if any.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”), including the consolidated schedule of investments, as of December 31, 2013 and the consolidated statement of operations, changes in net assets, and cash flows for the three months ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

New York, New York
February 6, 2014

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.

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

We believe that Floating Rate Loans to U.S. middle-market companies offer attractive risk adjusted returns due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities that operate in various industries and geographical regions.

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We have used, and expect to continue to use, our Credit Facility, proceeds from the rotation of our portfolio, and proceeds from public and private offerings of securities to finance our investment objectives.

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

Generally, during periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2013, our portfolio totaled $370.9 million and consisted of $326.2 million of senior secured loans, $31.6 million of second lien secured debt and $13.1 million of subordinated debt, preferred and common equity investments. Our debt portfolio consisted of 93% variable-rate investments (including 90% with a LIBOR or prime floor) and 7% fixed-rate investments. Overall, the portfolio had unrealized appreciation of $0.8 million. Our overall portfolio consisted of 85 companies with an average investment size of $4.4 million, a weighted average yield on debt investments of 8.1%, and was invested 88% in senior secured loans, 8% in second lien secured debt and 4% in subordinated debt, preferred and common equity investments.

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

For the three months ended December 31, 2013, we invested $103.9 million in 17 new and 11 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the three months ended December 31, 2013 totaled $55.4 million.

For the three months ended December 31, 2012, we invested $38.9 million in 12 new and two existing portfolio companies with a weighted average yield on debt investments of 9.6%. Sales and repayments of investments for the three months ended December 31, 2012 totaled $30.3 million.

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

Valuation of Portfolio Investments

We expect that there may not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy described in this Report and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may differ from our valuation and the difference may be material.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.7 million and zero, respectively, relating to amendment fees on the Credit Facility during the three months ended December 31, 2013 and 2012. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2013 and 2012, the Credit Facility had a net change in unrealized appreciation of zero and $0.4 million, respectively. As of December 31, 2013 and September 30, 2013, the Credit Facility had unrealized appreciation of zero. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2013 and 2012.

Investment Income

Investment income for the three months ended December 31, 2013 was $6.8 million and was attributable to $5.5 million from senior secured loan investments and $1.3 million from second lien secured debt and subordinated debt investments. This compares to investment income for the three months ended December 31, 2012, which was $4.0 million, and was attributable to $3.3 million from senior secured loan investments and $0.7 million from second lien secured debt and subordinated debt investments. The increase in investment income over the prior year is primarily due to the growth of our portfolio.

Expenses

Expenses for the three months ended December 31, 2013 totaled $3.6 million. Base management fee for the same period totaled $0.9 million, incentive fees totaled $0.7 million (including $0.4 million on realized gains and $0.2 million on unrealized gains accrued but not paid), Credit Facility expenses totaled $1.4 million (including $0.7 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.5 million and excise taxes were $0.1 million. This compares to expenses for the three months ended December 31, 2012, which totaled $1.9 million. Base management fee for the same period totaled $0.5 million, incentive fees totaled $0.4 million (including less than $0.1 million on unrealized gains accrued but not paid), Credit Facility expenses totaled $0.5 million, general and administrative expenses totaled $0.5 million and excise taxes were less than $0.1 million. The increase in management fee, incentive fee and Credit Facility expenses was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

Net Investment Income

Net investment income totaled $3.2 million, or $0.22 per share, for the three months ended December 31, 2013, and $2.1 million, or $0.30 per share, for the three months ended December 31, 2012. The increase in net investment income was due to a larger portfolio, which was offset by amendment costs. In contrast, net investment income per share decreased over the same time period as a result of share issuances during the 2013 fiscal year.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2013 totaled $55.4 million and realized gains totaled $0.6 million. Sales and repayments of investments totaled $30.3 million and realized gains totaled $0.4 million for the three months ended December 31, 2012. The increase in realized gains was driven by sales and early repayments of larger sized investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three months ended December 31, 2013 and 2012, we reported net unrealized appreciation (depreciation) on investments of $2.2 million and $(0.4) million, respectively. As of December 31, 2013 and September 30, 2013, net unrealized appreciation (depreciation) on investments totaled $0.8 million and $(1.5) million, respectively. The change in the three month period compared to last year is the result of the reversal of unrealized gains upon exiting our investments and changes in market values.

For the three months ended December 31, 2013 and 2012, our Credit Facility had an unrealized appreciation of zero and $0.4 million, respectively. As of December 31, 2013 and September 30, 2013, net unrealized appreciation on our Credit Facility totaled zero. The change in the three month period compared to last year was due to changes in the capital markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $6.1 million, or $0.41 per share, for the three months ended December 31, 2013. This compares to a net change in net assets resulting from operations which totaled $1.8 million, or $0.26 per share, for the three months ended December 31, 2012. We continue to find investment opportunities to grow net assets from operations.

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

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, has an interest rate spread above LIBOR of 200 basis points, matures in May 2018 and its reinvestment period ends in May 2016. During the three months ended December 31, 2013, we expanded the Credit Facility to allow Funding I to borrow up to $200 million, up from $125 million. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of December 31, 2013 and September 30, 2013, Funding I had $139.2 million and $99.6 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.17% and 2.18%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the three months ended December 31, 2013 and 2012, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.46% and 2.69%, respectively.

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

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lender, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

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

On December 31, 2013 and 2012, we had cash equivalents of $5.3 million and $4.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $34.9 million for the three months ended December 31, 2013, and our financing activities provided cash of $35.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net draws under the Credit Facility.

Our operating activities used cash of $8.5 million for the three months ended December 31, 2012, and our financing activities provided cash of $8.6 million for the same period. Our operating activities used cash primarily for net investing that was financed by net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2013, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$139.2	$—	$—	$139.2	$—
Unfunded investments (1)	2.4	2.4	—	—	—

Total contractual obligations	$141.6	$2.4	$—	$139.2	$—

(1)	Unfunded investments described in the Consolidated Statements of Assets and Liabilities represent unfunded delayed draws on investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was re-approved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014, PennantPark Investment Advisers serves as our Investment Adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was re-approved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

During the three months ended December 31, 2013 and 2012, we declared to stockholders distributions of approximately $0.27 and $0.25 per share, respectively, for total distributions of $4.0 million and $1.7 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, our debt portfolio consisted of 93% variable-rate investments (including 90% with a LIBOR or prime floor) and 7% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$(1,192)	$(0.08)
Up 2%	$885	$0.06
Up 3%	$2,962	$0.20
Up 4%	$5,039	$0.34

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

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds, as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor our Investment Adviser nor our Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or our Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 14, 2013).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1	Second Amended and Restated Revolving Credit and Security Agreement, dated as of October 1, 2013 among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as backup collateral manager, and as custodian (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 14, 2013).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 6, 2014	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2014	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)