Form 10-Q
period 2014-03-31
PennantPark Floating Rate Capital Ltd.
filed 2014-05-08
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 8, 2014 was 14,898,056.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

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

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014 (unaudited)	September 30, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$385,423,226 and $319,283,468, respectively)	$389,208,433	$317,803,894
Cash equivalents (See Note 7)	5,080,140	4,578,249
Interest receivable	1,833,038	2,140,802
Receivable for investments sold	6,034,574	3,659,185
Prepaid expenses and other assets	534,298	619,737

Total assets	402,690,483	328,801,867

Liabilities
Distributions payable	1,340,825	1,303,580
Payable for investments purchased	6,887,632	14,021,588
Unfunded investments	2,000,000	934,555
Credit Facility payable (cost—$173,200,000 and $99,600,000, respectively) (See Notes 5 and 9)	173,200,000	99,600,000
Interest payable on Credit Facility	324,403	189,934
Management fee payable (See Note 3)	952,949	731,635
Performance-based incentive fee payable (See Note 3)	2,241,511	1,164,090
Accrued other expenses	390,396	790,091

Total liabilities	187,337,716	118,735,473

Commitments and contingencies (See Note 10)
Net assets
Common stock, 14,898,056 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	14,898	14,898
Paid-in capital in excess of par value	207,481,368	207,481,368
(Distributions in excess of) Undistributed net investment income	(580,496)	474,766
Accumulated net realized gain on investments	4,651,790	3,574,936
Net unrealized appreciation (depreciation) on investments	3,785,207	(1,479,574)

Total net assets	$215,352,767	$210,066,394

Total liabilities and net assets	$402,690,483	$328,801,867

Net asset value per share	$14.46	$14.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Investment income from:
Non-controlled, non-affiliated investments:
Interest	$7,529,198	$3,976,016	$14,283,445	$7,614,243
Other income	94,278	163,861	183,924	488,307

Total investment income	7,623,476	4,139,877	14,467,369	8,102,550

Expenses:
Base management fee (See Note 3)	952,949	456,637	1,834,752	915,623
Performance-based incentive fee (See Note 3)	1,417,315	563,191	2,100,465	980,220
Interest and expenses on the Credit Facility (See Note 9)	963,688	495,395	1,700,125	966,463
Administrative services expenses (See Note 3)	201,000	153,679	402,000	308,824
Other general and administrative expenses	234,014	271,709	524,654	639,209

Expenses before excise tax and amendment costs	3,768,966	1,940,611	6,561,996	3,810,339
Excise tax	130,000	33,341	240,000	67,413
Credit Facility amendment costs (See Notes 5 and 9)	—	500,000	712,930	500,000

Total expenses	3,898,966	2,473,952	7,514,926	4,377,752

Net investment income	3,724,510	1,665,925	6,952,443	3,724,798

Realized and unrealized gain on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	482,797	1,104,627	1,076,854	1,547,470
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	3,029,990	435,183	5,264,781	76,398
Credit Facility appreciation (See Note 5)	—	—	—	(377,500)

Net change in unrealized appreciation on investments and Credit Facility	3,029,990	435,183	5,264,781	(301,102)

Net realized and unrealized gain from investments and Credit Facility	3,512,787	1,539,810	6,341,635	1,246,368

Net increase in net assets resulting from operations	$7,237,297	$3,205,735	$13,294,078	$4,971,166

Basic - Net increase in net assets resulting from operations per common share (See Note 6)	$0.49	$0.45	$0.89	$0.72

Basic - Net investment income per common share	$0.25	$0.24	$0.47	$0.54

Diluted - Net increase in net assets resulting from operations per common share (See Note 6)	$0.49	$0.45	$0.89	$0.71

Diluted - Net investment income per common share	$0.25	$0.24	$0.47	$0.53

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Net increase in net assets from operations:
Net investment income	$6,952,443	$3,724,798
Net realized gain on investments	1,076,854	1,547,470
Net change in unrealized appreciation on investments	5,264,781	76,398
Net change in unrealized appreciation on Credit Facility	—	(377,500)

Net increase in net assets resulting from operations	13,294,078	4,971,166

Distributions to stockholders:
Distributions	(8,007,705)	(3,442,503)

Capital transactions:
Public offering and distributions reinvested	—	42,006,945
Offering costs	—	(400,000)

Net increase in net assets resulting from capital transactions	—	41,606,945

Net increase in net assets	5,286,373	43,135,608

Net assets:
Beginning of period	210,066,394	95,743,877

End of period	$215,352,767	$138,879,485

Distributions in excess of net investment income, end of period	$(580,496)	$(1,030,705)

Capital share activity:
Shares issued from public offering	—	3,000,000

Shares issued from reinvestment of distributions	—	484

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$13,294,078	$4,971,166
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in unrealized appreciation on investments	(5,264,781)	(76,398)
Net change in unrealized appreciation on Credit Facility	—	377,500
Net realized gain on investments	(1,076,854)	(1,547,470)
Net accretion of discount and amortization of premium	(680,975)	(565,957)
Purchases of investments	(154,345,653)	(83,971,182)
Payment-in-kind income	(128,333)	(101,480)
Proceeds from dispositions of investments	91,157,502	74,227,125
Decrease in interest receivable	307,764	157,768
(Increase) decrease in receivable for investments sold	(2,375,389)	986,278
Decrease in prepaid expenses and other assets	85,439	260,578
(Decrease) increase in payable for investments purchased	(7,133,956)	8,494,869
Increase (decrease) in interest payable on Credit Facility	134,469	(8,074)
Increase in management fee payable	221,314	31,890
Increase in performance-based incentive fee payable	1,077,421	369,753
(Decrease) increase in accrued other expenses	(399,695)	412,214

Net cash (used for) provided by operating activities	(65,127,649)	4,018,580

Cash flows from financing activities:
Public offering	—	42,000,000
Offering costs	—	(400,000)
Deferred sales load paid	—	(2,055,000)
Distributions paid to stockholders	(7,970,460)	(3,384,135)
Borrowings under Credit Facility (See Notes 5 and 9)	112,500,000	45,250,000
Repayments under Credit Facility (See Notes 5 and 9)	(38,900,000)	(86,550,000)

Net cash provided by (used for) financing activities	65,629,540	(5,139,135)

Net increase (decrease) in cash equivalents	501,891	(1,120,555)
Cash equivalents, beginning of period	4,578,249	3,845,803

Cash equivalents, end of period	$5,080,140	$2,725,248

Supplemental disclosure of cash flow information:
Interest paid	$1,530,656	$974,538

Excise taxes paid	$256,392	$79,140

Distributions reinvested	$—	$6,945

Conversions and non-cash exchanges	$5,952,277	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—180.7% (3), (4) First Lien Secured Debt—158.9%
ABG Intermediate Holdings 2, LLC	06/28/2019	Retail	6.00%	L+500		6,982,500	$6,948,362	$7,069,781
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.90%	L+1,175	(9)	6,542,557	6,379,530	6,379,413
AKA Diversified Holdings, Inc. (8), (10)	04/02/2018	Retail	—	—		2,000,000	2,000,000	2,000,000
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%	L+575		8,415,000	8,353,842	8,415,000
Alvogen Pharma US, Inc.	05/23/2018	Healthcare and Pharmaceuticals	7.00%	L+575		2,936,813	2,907,355	2,955,168
AMF Bowling Centers, Inc.	06/29/2018	Retail	8.75%	L+750		7,850,000	7,647,108	7,987,375
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%	L+500		4,875,000	4,834,453	4,887,187
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%	L+825		1,396,500	1,355,842	1,386,026
ARC Automotive Group, Inc.	11/15/2018	Automotive	6.25%	L+500		2,518,125	2,498,664	2,530,716
Ascend Learning, LLC	07/31/2019	Media: Broadcasting and Subscription	6.00%	L+500		2,992,500	2,978,371	3,018,684
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%	L+550		2,932,500	2,905,821	2,932,500
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.00%	L+400		2,962,500	2,937,168	2,994,584
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	6.50%	L+550		5,431,250	5,355,896	5,471,984
BBB Industries, LLC	03/27/2019	Automotive	5.50%	L+425		2,850,000	2,829,626	2,850,000
BBTS Borrower LP	06/04/2019	Energy: Oil and Gas	7.75%	L+650		6,930,000	6,872,492	6,988,489
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700		5,000,000	4,956,172	5,200,000
Cetera Financial Group, Inc.	08/07/2019	Banking, Finance, Insurance and Real Estate	6.50%	L+550		4,937,500	4,849,008	4,937,500
Charming Charlie LLC	12/24/2019	Consumer Goods: Non-Durable	9.00%	L+800		4,500,000	4,435,461	4,494,375
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%	L+600		5,000,000	4,950,147	4,950,000
Cydcor LLC	06/12/2017	Business Services	9.75%	L+725		1,874,374	1,874,374	1,874,374
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%	L+575		3,584,781	3,540,083	3,495,161
Document Technologies, Inc.	12/03/2018	Business Services	5.50%	L+425		951,556	945,202	949,177
EAG, Inc.	07/28/2017	Business Services	6.00%	L+450		864,408	862,105	860,086
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	5.50%	L+450		929,654	929,654	934,302
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%	L+550		2,457,488	2,441,964	2,469,776
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%	L+475		2,955,094	2,942,791	2,958,788
e-Rewards, Inc.	10/29/2018	High Tech Industries	6.00%	L+500		9,937,500	9,755,408	9,887,813
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%	L+475		4,562,500	4,523,888	4,562,500
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%	L+500		3,629,063	3,606,006	3,631,349
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%	L+525		3,990,000	3,952,033	3,950,100
Golden Nugget, Inc.	11/21/2019	Hotel, Gaming and Leisure	5.50%	L+450		7,980,000	7,927,558	8,149,575
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%	L+550		2,529,823	2,525,402	2,540,903
Greenway Health, LLC (f/k/a Vitera Healthcare Solutions, LLC)	11/04/2020	High Tech Industries	6.00%	L+500		6,982,500	6,917,432	6,938,859
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%	L+450		4,975,000	4,932,037	4,937,688
Howard Berger Co. LLC	08/03/2017	Wholesale	7.00%	L+575		2,572,899	2,547,399	2,418,525
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%	—		2,000,000	1,973,786	2,175,000
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%	L+600		13,118,522	12,961,262	12,790,559
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	11.57%	P+832		2,175,000	2,175,000	2,213,207
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%	L+450		5,500,000	5,417,534	5,417,500
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%	L+1,100		4,500,000	4,432,522	4,432,500
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%	L+850		5,140,179	5,049,774	5,101,627
JHCI Acquisition, Inc.	07/11/2019	Transportation: Cargo	7.00%	L+575		1,912,273	1,887,332	1,940,957
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%	L+900		6,157,648	6,042,706	6,164,119
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%	L+525		5,955,000	5,875,571	5,783,794
LJ Host Merger Sub, Inc.	12/23/2019	High Tech Industries	6.00%	L+475		4,968,750	4,921,296	4,919,063
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%	L+575		2,977,500	2,951,064	2,981,222
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.50%	L+625		3,326,560	3,299,910	3,314,085
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%	L+550		912,500	903,004	915,922
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.75%	L+450		6,467,500	6,409,824	6,491,753
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%	L+525		9,950,000	9,863,105	9,933,384
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%	L+775		4,488,750	4,414,086	4,561,692
OCI Beaumont LLC, Term B-2 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%	L+500		6,830,675	6,782,867	6,898,982
Old Guard Risk Services, Inc.	11/27/2018	Banking, Finance, Insurance and Real Estate	12.50%	L+1,150		7,980,000	7,689,650	8,059,800
Orbitz Worldwide, Inc., Term Loan C	03/25/2019	Transportation: Consumer	5.75%	L+475		3,970,000	3,970,000	3,992,828
Packaging Coordinators, Inc.	05/11/2020	Containers, Packaging and Glass	5.50%	L+425		2,487,500	2,477,796	2,475,063
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.25%	P+400		1,473,750	1,451,912	1,477,434
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%	L+475		7,780,176	7,712,986	7,741,275
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%	L+500		8,345,091	8,214,737	8,355,522
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%	L+650		4,987,500	4,939,155	5,016,577

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2014

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
RCS Capital Corporation (8)	04/29/2019	Banking, Finance, Insurance and Real Estate	6.50%		L+550	5,000,000	$4,950,000	$5,025,000
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,194,563	4,260,625
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725	12,000,000	11,893,132	11,880,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350	1,990,000	1,972,658	1,985,642
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,609,258	2,593,978	2,289,624
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	1,693,471	1,666,775	1,706,172
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,465,000	3,434,951	3,447,675
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	950,000	933,530	954,750
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.25%		L+425	5,985,000	5,958,112	5,955,075
The Active Network, Inc. and Lanyon, Inc.	11/13/2020	High Tech Industries	5.50%		L+450	1,995,000	1,986,016	2,011,219
The National Underwriter Company	05/31/2018	Media: Advertising, Printing and Publishing	6.00%		L+475	4,246,875	4,212,298	4,246,875
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	4,952,467	4,871,857	4,981,340
UniTek Global Services, Inc. (8)	04/16/2018	Telecommunications	15.00 (PIK 4.00	% %)	L+1,350	2,145,377	2,111,300	2,145,377
Univita Health Inc.	06/19/2017	Consumer Services	6.50%		L+500	2,917,500	2,901,177	2,805,672
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.26%		L+550	2,940,663	2,928,116	1,749,695
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.52%		L+625	3,145,000	3,097,956	2,990,895
YP LLC (8)	06/04/2018	Media: Advertising, Printing and Publishing	8.03%		L+675	3,662,112	3,583,406	3,691,116
Zest Anchors, LLC	08/17/2020	Healthcare and Pharmaceuticals	6.50%		L+550	8,955,000	8,791,253	8,955,000

Total First Lien Secured Debt							340,116,611	342,243,375

Second Lien Secured Debt—15.1%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,120,000
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	5,500,000	5,418,945	5,555,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,672,822	1,525,750
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,780,000
ILC Industries, LLC	06/14/2019	High Tech Industries	11.50%		L+1,000	2,000,000	1,925,151	1,960,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000	4,000,000	3,922,837	3,971,965
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	7,008,389	7,015,723
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775	5,600,000	5,523,556	5,646,648

Total Second Lien Secured Debt							31,971,700	32,575,086

Subordinated Debt/Corporate Notes—5.9% (8)
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Goods: Durable	14.50 (PIK 14.50	% %)	—	4,735,000	3,967,153	4,119,450
Affinion Investments LLC (5)	08/15/2018	Consumer Goods: Durable	13.50%		—	1,734,000	1,745,441	1,760,010
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.25%		—	1,987,500	1,952,693	1,962,598
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Energy: Oil and Gas	14.00 (PIK 4.00	% %)	—	1,847,740	1,818,668	1,995,559
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,810,526	2,901,912

Total Subordinated Debt/Corporate Notes							12,294,481	12,739,529

Preferred Equity—0.2% (7), (8)
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	8.00%		—	400	399,704	399,704

Common Equity/Warrants—0.6% (7), (8)
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	218,316	275,222	665,864
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	1,135,743	—	34,072
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	—		—	30	296	18,037
Old Guard Risk Services, Inc. (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—	4,175	58,241	91,866
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,285	102,658
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	293,223
Z Wireless Holdings, Inc. (Warrants)	10/21/2021	Retail	—		—	463	45,019	45,019

Total Common Equity/Warrants							640,730	1,250,739

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							385,423,226	389,208,433
Cash Equivalents—2.4%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							1,917,815	1,917,815
BlackRock Liquidity Funds, Temp Fund, Institutional Shares							3,162,325	3,162,325

Total Cash Equivalents							5,080,140	5,080,140

Total Investments and Cash Equivalents—183.1%							$390,503,366	$394,288,573

Liabilities in Excess of Other Assets—(83.1)%								(178,935,806)
Net Assets—100.0%								$215,352,767

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2014

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—151.3% (3), (4) First Lien Secured Debt—133.8%
AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	%(9) %)	L+1,225	2,728,141	$2,684,231	$2,755,278
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575	8,457,500	8,394,246	8,457,500
Alvogen Pharma US, Inc. (8)	05/23/2018	Healthcare and Pharmaceuticals	7.00%		L+575	1,995,000	1,976,374	1,980,037
AMF Bowling Centers, Inc. (8)	06/29/2018	Retail	8.75%		L+750	7,950,000	7,711,500	7,870,500
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500	5,000,000	4,951,516	4,962,500
ARC Automotive Group, Inc.	11/15/2018	Automotive	6.25%		L+500	2,530,875	2,510,159	2,530,875
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,947,500	2,916,715	2,829,600
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.75%		L+450	2,977,500	2,951,133	2,999,831
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425	2,925,000	2,903,031	2,917,687
BBTS Borrower LP (8)	06/04/2019	Energy: Oil and Gas	7.75%		L+650	6,965,000	6,899,024	7,034,650
Bellisio Foods, Inc.	08/01/2019	Beverage, Food and Tobacco	5.25%		L+425	4,237,288	4,216,574	4,216,102
Bellisio Foods, Inc. (10)	08/01/2019	Beverage, Food and Tobacco	—	(9)	—	762,712	759,021	758,898
BioScrip, Inc.	07/31/2020	Healthcare and Pharmaceuticals	6.50%		L+525	2,000,000	1,970,525	2,010,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700	5,000,000	4,950,774	5,137,500
Cetera Financial Group, Inc. (8)	08/07/2019	Banking, Finance, Insurance and Real Estate	6.50%		L+550	5,000,000	4,902,298	4,954,150
CPG International Inc.	09/30/2020	Construction and Building	4.75%		L+375	5,000,000	4,975,000	4,975,000
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	1,958,125	1,958,125	1,958,125
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,603,061	3,554,898	3,603,061
Document Technologies, Inc. (8)	12/03/2018	Business Services	5.50%		L+425	961,264	954,199	961,263
EAG, Inc. (8)	07/28/2017	Business Services	6.00%		L+450	888,721	888,721	888,721
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	6.00%		L+475	938,438	938,438	941,563
EIG Investors Corp.	11/12/2019	High Tech Industries	6.25%		L+500	2,209,435	2,191,417	2,216,350
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,469,992	2,451,906	2,482,342
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475	2,970,056	2,955,416	2,970,056
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%		L+475	4,937,500	4,890,024	4,962,187
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%		L+500	3,647,438	3,623,608	3,632,228
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550	2,985,000	2,978,216	2,987,478
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,300,000
GSE Environmental, Inc. (8)	05/27/2016	Environmental Industries	8.99%		L+750	2,934,372	2,926,116	2,567,575
GSE Environmental, Inc. (8), (10)	10/31/2013	Environmental Industries	—		—	175,657	175,657	153,700
Help/Systems Holdings, Inc. (8)	06/28/2019	High Tech Industries	5.50%		L+450	5,000,000	4,952,010	4,962,500
Howard Berger Co. LLC (8)	08/03/2017	Wholesale	7.00%		L+575	2,585,993	2,555,979	2,456,693
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,969,758	2,155,000
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%		L+600	8,775,000	8,632,866	8,687,250
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	11.95%		P+625	2,175,000	2,175,000	2,195,331
Instant Web, Inc. (8)	08/07/2014	Media: Advertising, Printing and Publishing	3.55	%(9)	L+338	6,836,389	6,698,584	5,469,111
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850	5,521,875	5,406,642	5,439,047
JHCI Acquisition, Inc.	07/11/2019	Transportation: Cargo	7.00%		L+575	1,995,000	1,965,824	1,981,454
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	6,157,648	6,034,495	6,065,283
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525	5,985,000	5,900,289	5,865,300
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575	2,992,500	2,963,605	2,987,503
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.00%		L+575	3,383,000	3,354,728	3,374,542
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	2,348,510	2,344,859	2,345,574
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	937,500	926,724	941,016
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.75%		L+450	6,500,000	6,436,491	6,475,625
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525	10,000,000	9,903,508	9,975,000
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%		L+775	4,500,000	4,421,591	4,635,000
OCI Beaumont LLC, Term B-1 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	3,125,000	3,079,073	3,125,000
OCI Beaumont LLC, Term B-2 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	5,875,000	5,788,657	5,875,000
Orbitz Worldwide, Inc., Term Loan C	03/25/2019	Transportation: Consumer	5.75%		L+475	3,990,000	3,990,000	4,003,287
Packaging Coordinators, Inc.	05/11/2020	Containers, Packaging and Glass	5.50%		L+425	2,500,000	2,488,883	2,500,000
Paladin Brands Holding, Inc.	08/16/2019	Capital Equipment	6.75%		L+550	3,000,000	2,956,071	2,964,390
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,481,250	1,456,674	1,473,844
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	6.00 (PIK 2.00	% %)	L+500	7,517,838	7,234,538	7,433,263
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475	7,832,755	7,757,882	7,744,636
Premier Dental Services, Inc.	11/01/2018	Consumer Services	8.25%		L+700	3,374,503	3,286,903	3,382,939
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,188,136	4,250,000
Sabre Industries, Inc.	08/24/2018	Construction and Building	5.75%		L+475	4,972,500	4,923,269	5,009,794
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725	12,000,000	11,881,935	11,880,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350	2,000,000	1,981,121	1,962,500

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

MARCH 31, 2014

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

In April 2011, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” From inception to date, we have issued 14,889,367 shares of common stock for gross proceeds of $216.3 million, or $210.0 million after deducting the sales load and underwriting expenses paid by us. In addition, since inception, our Investment Adviser has paid $2.9 million of the sales load in connection with our offerings of securities.

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

MARCH 31, 2014

(Unaudited)

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income. As a result, for the three and six months ended March 31, 2014, we accrued estimated excise taxes of $0.1 million and $0.2 million, respectively. For the three and six months ended March 31, 2013, we accrued estimated excise taxes of less than $0.1 million and $0.1 million, respectively.

PennantPark Floating Rate Capital Ltd. recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2011 remain subject to examination by the Internal Revenue Service.

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

(d) Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is ratified by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include qualified dividends and/or a return of capital.

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

MARCH 31, 2014

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2014, the Investment Adviser earned base management fees of $1.0 million and $1.8 million, respectively, from us. For the three and six months ended March 31, 2013, the Investment Adviser earned base management fees of $0.5 million and $0.9 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the relevant quarter. For the three and six months ended March 31, 2014, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.7 million and $0.8 million, respectively, from us. For the three and six months ended March 31, 2013, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.3 million and $0.7 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. For the three and six months ended March 31, 2014, the Investment Adviser earned an incentive fee on capital gains of $0.3 million and $0.7 million, respectively, as calculated under the Investment Management Agreement. For the three and six months ended March 31, 2013, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2014, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $0.4 million and $0.6 million, respectively. For the three and six months ended March 31, 2013, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $0.4 million and $0.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2014

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2014. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2014, the Investment Adviser was reimbursed approximately $0.3 million and $0.4 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above. For the three and six months ended March 31, 2013, the Investment Adviser was reimbursed approximately $0.1 million and $0.2 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

4. INVESTMENTS

Purchases of investments, including PIK, for the three and six months ended March 31, 2014 totaled $50.5 million and $154.5 million, respectively. For the same periods in the prior year, purchases of investments, including PIK, totaled $45.1 million and $84.1 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2014 totaled $35.7 million and $91.2 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $43.9 million and $74.2 million, respectively.

Investments and cash equivalents consisted of the following:

	March 31, 2014		September 30, 2013
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$340,116,611	$342,243,375	$281,260,179	$281,046,248
Second lien	31,971,700	32,575,086	27,351,492	27,499,315
Subordinated debt / corporate notes	12,294,481	12,739,529	10,409,846	9,003,170
Preferred equity / common equity / warrants	1,040,434	1,650,443	261,951	255,161

Total investments	385,423,226	389,208,433	319,283,468	317,803,894

Cash equivalents	5,080,140	5,080,140	4,578,249	4,578,249

Total investments and cash equivalents	$390,503,366	$394,288,573	$323,861,717	$322,382,143

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	March 31, 2014	September 30, 2013
Healthcare and Pharmaceuticals	14%	17%
High Tech Industries	13	6
Hotel, Gaming and Leisure	12	13
Consumer Services	8	8
Business Services	7	8
Media: Advertising, Printing and Publishing	7	7
Retail	6	3
Banking, Finance, Insurance and Real Estate	5	2
Consumer Goods: Non-Durable	5	4
Chemicals, Plastics and Rubber	4	6
Consumer Goods: Durable	4	1
Energy: Oil and Gas	4	4
Automotive	2	2
Media: Broadcasting and Subscription	2	1
Aerospace and Defense	1	1
Beverage, Food and Tobacco	1	3
Containers, Packaging and Glass	1	1
Media: Diversified and Production	1	3
Telecommunications	1	1
Transportation: Consumer	1	1
Construction and Building	—	3
All Other	1	5

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2014

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2014, our ability to observe valuation inputs resulted in no reclassification of assets between any levels. This compares to the six months ended March 31, 2013, which resulted in the reclassification of one asset from Level 3 to 2 and no other transfers between levels.

In addition to using the above inputs in cash equivalents, investments and our long-term Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2014

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$350,283,680	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	31,394,850	Market Comparable	Market Yield	6.5% – 13.2% (11.2%)
Equity investments	744,954	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	802,831	Enterprise Market Value	EBITDA multiple	6.1x – 9.5x (8.2x)

Total Level 3 investments	383,226,315

Long-Term Credit Facility	$173,200,000	Market Comparable	Discount rate	3.5%

Asset Category	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$298,655,677	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	14,900,556	Market Comparable	Market Yield	7.3% – 15.2% (11.7%)
Equity investments	188,235	Enterprise Market Value	EBITDA multiple	7.0x

Total Level 3 investments	313,744,468

Long-Term Credit Facility	$99,600,000	Market Comparable	Market Yield	3.6%

Our cash equivalents, investments and our Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$342,243,375	$—	$—	$342,243,375
Debt investments (Second lien)	32,575,086	—	—	32,575,086
Debt investments (Subordinated debt / corporate notes)	12,739,529	—	5,879,460	6,860,069
Equity investments	1,650,443	—	102,658	1,547,785

Total investments	389,208,433	—	5,982,118	383,226,315

Cash equivalents	5,080,140	5,080,140	—	—

Total investments and cash equivalents	$394,288,573	$5,080,140	$5,982,118	$383,226,315

Long-Term Credit Facility	$173,200,000	$—	$—	$173,200,000

	Fair Value at September 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$281,046,248	$—	$—	$281,046,248
Debt investments (Second lien)	27,499,315	—	1,635,000	25,864,315
Debt investments (Subordinated debt / corporate notes)	9,003,170	—	2,357,500	6,645,670
Equity investments	255,161	—	66,926	188,235

Total investments	317,803,894	—	4,059,426	313,744,468

Cash equivalents	4,578,249	4,578,249	—	—

Total investments and cash equivalents	$322,382,143	$4,578,249	$4,059,426	$313,744,468

Long-Term Credit Facility	$99,600,000	$—	$—	$99,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2014

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2014
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$281,046,248	$32,698,220	$313,744,468
Realized gains	955,594	159,004	1,114,598
Unrealized appreciation	2,340,694	1,340,332	3,681,026
Purchases, PIK, net discount accretion and non-cash exchanges	140,115,484	14,085,741	154,201,225
Sales, repayments and non-cash exchanges	(82,214,645)	(7,300,357)	(89,515,002)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$342,243,375	$40,982,940	$383,226,315

Net change in unrealized appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$1,458,545	$1,315,131	$2,773,676

	Six Months Ended March 31, 2013
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$150,209,747	$18,836,653	$169,046,400
Realized gains	1,132,985	414,485	1,547,470
Unrealized (depreciation) appreciation	(266,886)	539,275	272,389
Purchases, PIK and net discount accretion	75,103,378	9,486,250	84,589,628
Sales, repayments and non-cash exchanges	(66,496,961)	(7,730,164)	(74,227,125)
Transfers in and/or out of Level 3	—	(1,586,250)	(1,586,250)

Ending Balance	$159,682,263	$19,960,249	$179,642,512

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$580,762	$(1,973,070)	$(1,392,308)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2014

(Unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Six Months Ended March 31,
Long-Term Credit Facility	2014	2013
Beginning Balance (cost – $99,600,000 and $75,500,000, respectively)	$99,600,000	$75,122,500
Total unrealized appreciation included in earnings	—	377,500
Borrowings	112,500,000	45,250,000
Repayments	(38,900,000)	(86,550,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $173,200,000 and $34,200,000, respectively)	$173,200,000	$34,200,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $0.7 million, respectively, relating to amendment fees on the Credit Facility during the three and six months ended March 31, 2014. For the same periods in the prior year, we incurred expenses of $0.5 million and $0.5 million, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For each of the three and six months ended March 31, 2014, our Credit Facility had a net change in unrealized appreciation of zero. For the three and six months ended March 31, 2013, our Credit Facility had a net change in unrealized appreciation of zero and $0.4 million, respectively. As of March 31, 2014 and September 30, 2013, the Credit Facility had unrealized appreciation of zero. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator for net increase in net assets resulting from operations	$7,237,297	$3,205,735	$13,294,078	$4,971,166
Denominator for basic weighted average shares	14,898,056	7,050,833	14,898,056	6,949,650
Denominator for diluted weighted average shares *	14,898,056	7,080,833	14,898,056	6,964,485
Basic net increase in net assets per share resulting from operations	$0.49	$0.45	$0.89	$0.72
Diluted net increase in net assets per share resulting from operations *	$0.49	$0.45	$0.89	$0.71

*	Includes shares issued in connection with the underwriters’ overallotment option.

7. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2014 and September 30, 2013, cash equivalents consisted of money market funds in the amounts of $5.1 million and $4.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2014

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2014	2013
Per Share Data:
Net asset value, beginning of period	$14.10	$13.98
Net investment income (1)	0.47	0.54
Net realized and unrealized gain (1)	0.42	0.18

Net increase in net assets resulting from operations (1)	0.89	0.72
Distributions to stockholders (1), (2)	(0.53)	(0.50)
Effect of common stock issuance and offering costs	—	(0.10)

Net asset value, end of period	$14.46	$14.10

Per share market value, end of period	$13.82	$13.96

Total return* (3)	4.27%	14.34%
Shares outstanding at end of period	14,898,056	9,851,151

Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.80%	5.68%
Ratio of Credit Facility related expenses to average net assets (5)	1.94%	2.37%

Ratio of total expenses to average net assets	6.74%	8.05%
Ratio of net investment income to average net assets (5)	6.88%	7.76%
Net assets at end of period	$215,352,767	$138,879,485

Average debt outstanding	$142,153,846	$73,503,159

Average debt per share (1)	$9.54	$10.58
Asset coverage per unit (6)	$2,243	$5,061
Portfolio turnover ratio	51.03%	85.12%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude Credit Facility related costs.
(5)	Credit Facility amendment costs are not annualized.
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

9. CREDIT FACILITY

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, has an interest rate spread above LIBOR of 200 basis points, matures in May 2018 and its reinvestment period ends in May 2016. In November 2013, we expanded the Credit Facility to allow Funding I to borrow up to $200 million, up from $125 million. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of March 31, 2014 and September 30, 2013, Funding I had $173.2 million and $99.6 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.16% and 2.18%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the six months ended March 31, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.39% and 2.63%, respectively.

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

The Credit Facility, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP.

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

MARCH 31, 2014

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”), including the consolidated schedule of investments, as of March 31, 2014, the consolidated statements of operations for the three and six months ended March 31, 2014 and the consolidated statements of changes in net assets, and cash flows for the six months ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

May 8, 2014

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

Expenses

Our primary operating expenses include the payment of a base management fee to our Investment Adviser, the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2014, our portfolio totaled $389.2 million and consisted of $342.2 million of senior secured loans, $32.6 million of second lien secured debt, $12.7 million of subordinated debt and $1.7 million of preferred and common equity investments. Our debt portfolio consisted of 94% variable-rate investments (including 92% with a LIBOR or prime floor) and 6% fixed-rate investments. Overall, the portfolio had unrealized appreciation of $3.8 million. Our overall portfolio consisted of 87 companies with an average investment size of $4.5 million, a weighted average yield on debt investments of 8.1%, and was invested 88% in senior secured loans, 8% in second lien secured debt, 3% in subordinated debt and 1% in preferred and common equity investments.

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

For the three months ended March 31, 2014, we invested $50.4 million in eight new and seven existing portfolio companies with a weighted average yield on debt investments of 8.3%. Sales and repayments of investments for the three months ended March 31, 2014 totaled $35.7 million. For the six months ended March 31, 2014, we invested $154.3 million in 25 new and 18 existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the six months ended March 31, 2014 totaled $91.2 million.

For the three months ended March 31, 2013, we invested $45.1 million in 16 new and four existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the three months ended March 31, 2013 totaled $43.9 million. For the six months ended March 31, 2013, we invested $84.0 million in 28 new and six existing portfolio companies with a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the six months ended March 31, 2013 totaled $74.2 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $0.7 million, respectively, relating to amendment fees on the Credit Facility during the three and six months ended March 31, 2014. For the same periods in the prior year, we incurred expenses of $0.5 million and $0.5 million, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For each of the three and six months ended March 31, 2014, our Credit Facility had a net change in unrealized appreciation of zero. For the three and six months ended March 31, 2013, our Credit Facility had a net change in unrealized appreciation of zero and $0.4 million, respectively. As of March 31, 2014 and September 30, 2013, the Credit Facility had unrealized appreciation of zero. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of distributions, even though we have not collected any cash with respect to interest on PIK securities.

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our net capital gain income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gain income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2014 and 2013.

Investment Income

Investment income for the three and six months ended March 31, 2014 was $7.6 million and $14.5 million, respectively, and was attributable to $6.3 million and $11.8 million from senior secured loan investments, and $1.3 million and $2.7 million from second lien secured debt and subordinated debt investments. This compares to investment income for the three and six months ended March 31, 2013, which was $4.1 million and $8.1 million, respectively, and was attributable to $3.6 million and $6.9 million from senior secured loan investments, and $0.5 million and $1.2 million from second lien secured debt and subordinated debt investments. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2014 totaled $3.9 million and $7.5 million, respectively. Base management fee for the same periods totaled $1.0 million and $1.8 million, incentive fees totaled $1.4 million (including $0.3 million on net realized gains accrued and $0.4 million on net unrealized gains accrued but not payable) and $2.1 million (including $0.7 million on net realized gains accrued and $0.6 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $1.0 million and $2.4 million (including $0.7 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.4 million and $1.0 million and excise taxes were $0.1 million and $0.2 million, respectively. This compares to expenses for the three and six months ended March 31, 2013, which totaled $2.5 million and $4.4 million, respectively. Base management fee for the same periods totaled $0.5 million and $0.9 million, incentive fees totaled $0.6 million and $1.0 million (including $0.3 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $0.5 million and $1.0 million (excluding $0.5 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.4 million and $0.9 million and excise taxes were $0.1 million, respectively. The increase in base management fee, incentive fee and Credit Facility expenses was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

Net Investment Income

Net investment income totaled $3.7 million and $7.0 million, or $0.25 and $0.47 per share, for the three and six months ended March 31, 2014, respectively. Net investment income totaled $1.7 million and $3.7 million, or $0.24 and $0.54 per share, for the three and six months ended March 31, 2013, respectively. The increase in net investment income was due to a larger portfolio, which was partially offset by amendment costs. For the three months ended March 31, 2014, net investment income per share increased due to changes in yield environment over the prior year, whereas, for the six months ended March 31, 2014, net investment income per share decreased over the prior year as a result of both changes in yield environment and share issuances of common stock during 2013.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2014 totaled $35.7 million and $91.2 million and net realized gains totaled $0.5 million and $1.1 million, respectively. Sales and repayments of investments totaled $43.9 million and $74.2 million and realized gains totaled $1.1 million and $1.5 million for the three and six months ended March 31, 2013, respectively. The decrease in realized gains was driven by changes in market conditions for our investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and six months ended March 31, 2014, we reported net unrealized appreciation on investments of $3.0 million and $5.3 million, respectively. For the three and six months ended March 31, 2013, we reported net unrealized appreciation on investments of $0.4 million and $0.1 million, respectively. As of March 31, 2014 and September 30, 2013, net unrealized appreciation (depreciation) on investments totaled $3.8 million and $(1.5) million, respectively. The change compared to last year was the result of changes in market values.

For each of the three and six months ended March 31, 2014, our Credit Facility had an unrealized appreciation of zero. For the three and six months ended March 31, 2013, our Credit Facility had an unrealized appreciation of zero and $0.4 million, respectively. As of March 31, 2014 and September 30, 2013, net unrealized appreciation on our Credit Facility totaled zero. The change compared to last year was due to changes in the capital markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $7.2 million and $13.3 million, or $0.49 and $0.89 per share, respectively, for the three and six months ended March 31, 2014. This compares to a net increase in net assets resulting from operations which totaled $3.2 million and $5.0 million, or $0.45 and $0.72 per share, respectively, for the three and six months ended March 31, 2013. We continue to find attractive investment opportunities to grow net assets from operations.

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

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, has an interest rate spread above LIBOR of 200 basis points, matures in May 2018 and its reinvestment period ends in May 2016. In November 2013, we expanded the Credit Facility to allow Funding I to borrow up to $200 million, up from $125 million. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of March 31, 2014 and September 30, 2013, Funding I had $173.2 million and $99.6 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.16% and 2.18%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the six months ended March 31, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.39% and 2.63%, respectively.

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

The Credit Facility, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2014, we were in compliance with the terms of our Credit Agreement.

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

On March 31, 2014 and 2013, we had cash equivalents of $5.1 million and $2.7 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $65.1 million for the six months ended March 31, 2014, and our financing activities provided cash of $65.6 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net draws under the Credit Facility.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2014, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$173.2	$—	$—	$173.2	$—
Unfunded investments (1)	2.0	—	—	2.0	—

Total contractual obligations	$175.2	$—	$—	$175.2	$—

(1)	Unfunded investments described in the Consolidated Statements of Assets and Liabilities represent unfunded delayed draws on investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014, PennantPark Investment Advisers serves as our Investment Adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a base management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to annually distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income. For the three and six months ended March 31, 2014, we accrued estimated excise taxes of $0.1 million and $0.2 million, respectively. For the three and six months ended March 31, 2013, we accrued estimated excise taxes of less than $0.1 million and $0.1 million, respectively.

During the three and six months ended March 31, 2014, we declared to stockholders distributions of $0.270 and $0.538 per share, respectively, for total distributions of $4.0 million and $8.0 million, respectively. For the same periods in the prior year, we declared distributions of $0.255 and $0.503 per share, respectively, for total distributions of $1.7 million and $3.4 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, our debt portfolio consisted of 94% variable-rate investments (including 92% with a LIBOR or prime floor) and 6% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$(1,647)	$(0.11)
Up 2%	$82	$0.01
Up 3%	$2,031	$0.14
Up 4%	$3,979	$0.27

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 8, 2014	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)