Form 10-Q
period 2014-06-30
PennantPark Floating Rate Capital Ltd.
filed 2014-08-06
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 6, 2014 was 14,898,056.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014 (unaudited)	September 30, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$362,225,391 and $319,283,468, respectively)	$365,891,603	$317,803,894
Cash equivalents (See Note 7)	9,940,930	4,578,249
Interest receivable	1,914,432	2,140,802
Receivable for investments sold	3,284,879	3,659,185
Prepaid expenses and other assets	575,972	619,737

Total assets	381,607,816	328,801,867

Liabilities
Distributions payable	1,340,825	1,303,580
Payable for investments purchased	2,194,497	14,021,588
Unfunded investments	2,705,882	934,555
Credit Facility payable (cost—$154,900,000 and $99,600,000, respectively) (See Notes 5 and 9)	154,900,000	99,600,000
Interest payable on Credit Facility	282,449	189,934
Management fee payable (See Note 3)	953,096	731,635
Performance-based incentive fee payable (See Note 3)	2,352,551	1,164,090
Accrued other expenses	606,450	790,091

Total liabilities	165,335,750	118,735,473

Commitments and contingencies (See Note 10)
Net assets
Common stock, 14,898,056 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	14,898	14,898
Paid-in capital in excess of par value	207,481,368	207,481,368
(Distributions in excess of) Undistributed net investment income	(240,033)	474,766
Accumulated net realized gain on investments	5,349,621	3,574,936
Net unrealized appreciation (depreciation) on investments	3,666,212	(1,479,574)

Total net assets	$216,272,066	$210,066,394

Total liabilities and net assets	$381,607,816	$328,801,867

Net asset value per share	$14.52	$14.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Investment income from:
Non-controlled, non-affiliated investments:
Interest	$7,524,629	$4,192,816	$21,808,074	$11,807,059
Other income	143,904	477,487	327,828	965,794

Total investment income	7,668,533	4,670,303	22,135,902	12,772,853

Expenses:
Base management fee (See Note 3)	953,096	548,779	2,787,848	1,464,403
Performance-based incentive fee (See Note 3)	825,796	37,709	2,926,261	1,017,929
Interest and expenses on the Credit Facility (See Note 9)	888,718	375,640	2,588,843	1,342,103
Administrative services expenses (See Note 3)	276,000	144,052	678,000	452,876
Other general and administrative expenses	241,985	317,192	766,639	956,400

Expenses before excise tax and amendment costs	3,185,595	1,423,372	9,747,591	5,233,711
Excise tax	120,000	29,355	360,000	96,768
Credit Facility amendment costs (See Notes 5 and 9)	—	—	712,930	500,000

Total expenses	3,305,595	1,452,727	10,820,521	5,830,479

Net investment income	4,362,938	3,217,576	11,315,381	6,942,374

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	697,831	1,659,391	1,774,685	3,206,861
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(118,995)	(3,309,840)	5,145,786	(3,233,442)
Credit Facility appreciation (See Note 5)	—	—	—	(377,500)

Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(118,995)	(3,309,840)	5,145,786	(3,610,942)

Net realized and unrealized gain (loss) from investments and Credit Facility	578,836	(1,650,449)	6,920,471	(404,081)

Net increase in net assets resulting from operations	$4,941,774	$1,567,127	$18,235,852	$6,538,293

Net increase in net assets resulting from operations per common share (See Note 6)	$0.33	$0.15	$1.22	$0.81

Net investment income per common share	$0.29	$0.31	$0.76	$0.86

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Net increase in net assets from operations:
Net investment income	$11,315,381	$6,942,374
Net realized gain on investments	1,774,685	3,206,861
Net change in unrealized appreciation (depreciation) on investments	5,145,786	(3,233,442)
Net change in unrealized appreciation on Credit Facility	—	(377,500)

Net increase in net assets resulting from operations	18,235,852	6,538,293

Distributions to stockholders:	(12,030,180)	(6,147,019)

Capital transactions:
Public offering and distributions reinvested	—	48,357,975
Offering costs	—	(400,000)

Net increase in net assets resulting from capital transactions	—	47,957,975

Net increase in net assets	6,205,672	48,349,249

Net assets:
Beginning of period	210,066,394	95,743,877

End of period	$216,272,066	$144,093,126

Distributions in excess of net investment income, end of period	$(240,033)	$(517,645)

Capital share activity:
Shares issued from public offering	—	3,450,000

Shares issued from reinvestment of distributions	—	4,025

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$18,235,852	$6,538,293
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized (appreciation) depreciation on investments	(5,145,786)	3,233,442
Net change in unrealized appreciation on Credit Facility	—	377,500
Net realized gain on investments	(1,774,685)	(3,206,861)
Net accretion of discount and amortization of premium	(958,309)	(853,119)
Purchases of investments	(184,986,373)	(198,297,678)
Payment-in-kind income	(220,392)	(211,887)
Proceeds from dispositions of investments	146,769,163	120,656,091
Decrease in interest receivable	226,370	221,786
Decrease (increase) in receivable for investments sold	374,306	(3,247,899)
Decrease (increase) in prepaid expenses and other assets	43,765	(85,795)
(Decrease) increase in payable for investments purchased	(11,827,091)	27,157,500
Increase (decrease) in interest payable on Credit Facility	92,515	(11,415)
Increase in management fee payable	221,461	124,032
Increase in performance-based incentive fee payable	1,188,461	152,231
(Decrease) increase in accrued other expenses	(183,641)	334,587

Net cash used for operating activities	(37,944,384)	(47,119,192)

Cash flows from financing activities:
Public offering	—	48,300,000
Offering costs	—	(400,000)
Deferred sales load paid	—	(2,055,000)
Distributions paid to stockholders	(11,992,935)	(5,735,436)
Borrowings under Credit Facility (See Notes 5 and 9)	130,500,000	121,450,000
Repayments under Credit Facility (See Notes 5 and 9)	(75,200,000)	(111,350,000)

Net cash provided by financing activities	43,307,065	50,209,564

Net increase in cash equivalents	5,362,681	3,090,372
Cash equivalents, beginning of period	4,578,249	3,845,803

Cash equivalents, end of period	$9,940,930	$6,936,175

Supplemental disclosure of cash flow information:
Interest paid	$2,461,328	$1,353,513

Excise taxes paid	$256,392	$79,140

Distributions reinvested	$—	$57,975

Conversions and non-cash exchanges	$6,902,784	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—169.2% (3), (4) First Lien Secured Debt—149.0%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.90%	L+1,175	(9)	6,717,598	$6,559,391	$6,853,115
AKA Diversified Holdings, Inc. (10)	04/02/2018	Retail	—	—		2,000,000	2,000,000	2,000,000
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%	L+575		7,356,001	7,307,366	7,356,001
Alvogen Pharma US, Inc.	05/23/2018	Healthcare and Pharmaceuticals	7.00%	L+575		2,764,276	2,736,864	2,812,651
AMF Bowling Centers, Inc.	06/29/2018	Retail	8.75%	L+750		7,800,000	7,607,393	7,946,250
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%	L+500		4,812,500	4,774,793	4,818,516
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%	L+825		1,393,000	1,353,758	1,406,930
ARC Automotive Group, Inc.	11/15/2018	Automotive	6.00%	L+475		2,444,016	2,426,437	2,450,126
Ascend Learning, LLC	07/31/2019	Media: Broadcasting and Subscription	6.00%	L+500		3,483,747	3,470,345	3,520,779
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%	L+550		2,925,000	2,906,557	2,934,155
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.00%	L+400		2,955,000	2,931,066	2,980,856
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	6.50%	L+550		5,362,500	5,292,408	5,396,016
BBB Industries, LLC	03/27/2019	Automotive	5.50%	L+425		2,812,500	2,793,620	2,810,166
BBTS Borrower LP	06/04/2019	Energy: Oil and Gas	7.75%	L+650		7,909,975	7,851,322	7,977,209
Blue Bird Body Company	06/29/2020	Automotive	7.75%	P+450		5,000,000	4,925,019	4,925,000
CBAC Borrower, LLC	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700		5,000,000	4,958,338	5,175,000
Charming Charlie LLC	12/24/2019	Retail	9.00%	L+800		4,488,750	4,425,783	4,522,416
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%	L+600		5,000,000	4,951,783	5,000,000
Creative Circle, LLC	06/25/2020	Media: Advertising, Printing and Publishing	5.50%	L+450		6,000,000	5,940,108	5,940,000
Curo Health Services, LLC	06/08/2020	Healthcare and Pharmaceuticals	5.75%	L+475		2,000,000	1,950,340	1,973,340
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%	L+575		3,262,078	3,223,994	3,180,526
Document Technologies, LLC	12/03/2018	Business Services	5.50%	L+425		946,759	940,864	942,025
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	5.50%	L+450		927,318	927,318	928,087
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%	L+550		2,451,237	2,435,293	2,451,237
eResearchTechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%	L+475		2,858,864	2,846,203	2,858,864
e-Rewards, Inc.	10/29/2018	High Tech Industries	6.00%	L+500		9,875,000	9,704,101	9,825,625
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%	L+475		4,500,000	4,464,159	4,500,000
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%	L+500		3,619,875	3,598,896	3,597,251
Fox US Bidco Corp.	06/17/2019	Consumer Goods: Durable	9.00%	L+750		3,294,118	3,261,292	3,261,176
Fox US Bidco Corp. (10)	06/17/2019	Consumer Goods: Durable	—	—	(9)	705,882	705,882	705,882
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%	L+525		3,980,000	3,942,244	3,830,750
Golden Nugget, Inc.	11/21/2019	Hotel, Gaming and Leisure	5.50%	L+450		7,960,000	7,910,417	8,109,250
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%	L+550		1,104,430	1,102,013	1,101,669
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%	L+500		6,965,000	6,903,065	6,956,294
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%	L+450		4,962,500	4,919,212	4,931,484
Hostway Corporation	12/13/2019	High Tech Industries	6.00%	L+475		4,937,500	4,893,063	4,912,812
Howard Berger Co. LLC	08/03/2017	Wholesale	7.00%	L+575		2,566,352	2,543,088	2,412,371
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%	—		2,000,000	1,975,506	2,205,000
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%	L+600		12,763,968	12,613,837	12,381,049
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	13.07%	P+982		1,500,000	1,500,000	1,542,370
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%	L+450		5,476,304	5,397,312	5,476,304
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%	L+1,100		4,500,000	4,434,540	4,500,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%	L+850		5,140,179	5,056,074	5,101,627
JHCI Acquisition, Inc.	07/11/2019	Transportation: Cargo	7.00%	L+575		1,870,909	1,847,090	1,880,264
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%	L+900		6,157,648	6,048,089	6,100,053
Lanyon Solutions, Inc. (f/k/a The Active Network, Inc. and Lanyon, Inc.)	11/13/2020	High Tech Industries	5.50%	L+450		1,990,002	1,981,672	1,978,818
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%	L+525		5,940,000	5,865,356	5,806,350
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%	L+575		2,970,000	2,944,406	2,973,713
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	6.44%	P+325		8,151,250	8,092,398	8,171,628
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%	L+525		9,925,000	9,843,385	9,915,075
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%	L+775		4,431,273	4,361,672	4,503,281
Old Guard Risk Services, Inc.	11/27/2018	Banking, Finance, Insurance and Real Estate	12.50%	L+1,150		7,560,000	7,288,542	7,635,600
Packaging Coordinators, Inc.	05/11/2020	Containers, Packaging and Glass	5.50%	L+425		2,481,250	2,471,221	2,475,047
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%	L+475		7,737,766	7,669,661	7,679,733
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%	L+500		8,324,176	8,201,213	8,334,581
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%	L+650		4,975,000	4,930,832	5,012,313
RCS Capital Corporation	04/29/2019	Banking, Finance, Insurance and Real Estate	6.50%	L+550		5,000,000	4,951,440	5,102,100
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%	L+875		4,250,000	4,200,608	4,260,625
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%	L+725		12,000,000	11,899,493	10,920,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%	L+350		1,985,001	1,967,527	1,991,611

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2014

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	10.00%		L+850	2,601,999	$2,587,646	$2,354,809
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	1,591,471	1,568,099	1,601,418
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,420,000	3,391,473	3,420,000
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	937,500	922,143	942,188
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.25%		L+425	5,970,000	5,945,004	5,940,150
The National Underwriter Company	05/31/2018	Media: Advertising, Printing and Publishing	6.00%		L+475	4,162,500	4,128,304	4,162,500
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	4,843,177	4,770,019	4,861,339
UniTek Global Services, Inc. (8)	04/16/2018	Telecommunications	15.00 (PIK 4.00	% %)	L+1,350	2,162,142	2,127,997	2,183,764
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.25%		L+550	2,933,163	2,922,423	2,082,546
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,060,153	3,017,172	2,943,500
YP LLC (8)	06/04/2018	Media: Advertising, Printing and Publishing	8.00%		L+675	3,470,807	3,397,588	3,488,161
Zest Holdings, LLC	08/17/2020	Healthcare and Pharmaceuticals	6.50%		L+550	8,932,500	8,775,593	8,932,500

Total First Lien Secured Debt							320,579,130	322,163,846

Second Lien Secured Debt—14.2%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	1,000,000	1,000,000	1,080,000
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	5,500,000	5,422,445	5,555,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,674,122	1,733,150
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,771,250
ILC Industries, LLC	06/14/2019	High Tech Industries	11.50%		L+1,000	2,000,000	1,926,616	1,960,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000	4,000,000	3,923,872	3,994,336
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	7,017,396	7,059,175
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775	5,600,000	5,526,187	5,637,352

Total Second Lien Secured Debt							29,990,638	30,790,263

Subordinated Debt/Corporate Notes—4.8% (8)
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Goods: Durable	14.50 (PIK 14.50	% %)	—	3,749,000	3,203,746	3,711,510
Affinion Investments LLC (5)	08/15/2018	Consumer Goods: Durable	13.50%		—	1,734,000	1,734,000	1,803,360
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.25%		—	1,987,500	1,954,165	1,933,408
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,811,851	2,901,912

Total Subordinated Debt/Corporate Notes							9,703,762	10,350,190

Preferred Equity—0.2% (7), (8)
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	8.00%		—	400	399,704	460,266

Common Equity/Warrants—1.0% (7), (8)
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	554,715	1,186,649	1,469,996
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	1,135,743	—	22,715
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	—		—	30	296	24,040
Old Guard Risk Services, Inc. (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—	4,175	58,241	103,094
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,285	22,687
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	421,326
Z Wireless Holdings, Inc. (AKA Diversified Holdings, Inc.) (Warrants)	10/21/2021	Retail	—		—	463	45,019	63,180

Total Common Equity/Warrants							1,552,157	2,127,038

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							362,225,391	365,891,603
Cash Equivalents—4.6%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares							9,940,930	9,940,930

Total Investments and Cash Equivalents—173.8%							$372,166,321	$375,832,533

Liabilities in Excess of Other Assets—(73.8)%								(159,560,467)
Net Assets—100.0%								$216,272,066

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2014

(Unaudited)

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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

(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,646,725	$2,629,647	$2,382,052
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	1,948,471	1,915,350	1,955,778
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,555,000	3,520,302	3,590,550
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	975,000	957,196	971,344
The National Underwriter Company	05/31/2018	Media: Advertising, Printing and Publishing	6.00%		L+475	4,415,625	4,374,813	4,393,547
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	2,977,500	2,899,121	2,973,778
UniTek Global Services, Inc. (8)	04/16/2018	Telecommunications	15.00 (PIK 4.00	% %)	L+1,350	2,112,349	2,074,200	2,096,507
Univita Health Inc.	06/19/2017	Consumer Services	6.50%		L+500	2,932,500	2,912,802	2,800,538
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	3,304,277	3,280,480	3,304,277
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.25%		L+550	2,932,500	2,916,949	1,847,475
Wilton Brands, LLC (8)	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,230,000	3,177,789	3,165,400
YP LLC (8)	06/04/2018	Media: Advertising, Printing and Publishing	8.06%		L+675	5,085,000	4,964,517	5,046,863
Zest Anchors, LLC	08/17/2020	Healthcare and Pharmaceuticals	6.50%		L+550	9,000,000	8,822,056	8,887,500

Total First Lien Secured Debt							281,260,179	281,046,248

Second Lien Secured Debt—13.1%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,067,500
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	5,000,000	4,900,000	4,983,350
Brand Energy and Infrastructure Services, Inc. (8)	10/23/2019	Energy: Oil and Gas	11.00%		L+975	1,906,607	1,861,523	1,946,322
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,671,746	1,576,750
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,578,750
Gastar Exploration USA, Inc. (5), (8)	05/15/2018	Energy: Oil and Gas	8.63%		—	2,000,000	2,000,000	1,890,000
ILC Industries, LLC	06/14/2019	High Tech Industries	11.50%		L+1,000	2,000,000	1,920,000	1,840,000
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	6,998,223	6,981,643
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,635,000

Total Second Lien Secured Debt							27,351,492	27,499,315

Subordinated Debt/Corporate Notes—4.3% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Durable	11.63%		—	4,100,000	3,873,657	2,357,500
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.25%		—	1,987,500	1,949,883	1,997,517
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Energy: Oil and Gas	14.00 (PIK 4.00	% %)	—	1,810,934	1,780,211	1,793,834
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,806,095	2,854,319

Total Subordinated Debt/ Corporate Notes							10,409,846	9,003,170

Common Equity/Warrants—0.1% (7), (8)
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,284	66,926
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	188,235

Total Common Equity/Warrants							261,951	255,161

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							319,283,468	317,803,894
Cash Equivalents—2.2%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,747,327	2,747,327
BlackRock Liquidity Funds, Temp Fund, Institutional Shares							1,830,922	1,830,922

Total Cash Equivalents							4,578,249	4,578,249

Total Investments and Cash Equivalents—153.5%							$323,861,717	$322,382,143

Liabilities in Excess of Other Assets—(53.5)%								(112,315,749)
Net Assets—100.0%								$210,066,394

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

JUNE 30, 2014

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

We expect that there may not be readily available market values for many of our investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described in this Report, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

JUNE 30, 2014

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs are capitalized, on liabilities which we do not fair value, and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax on income as a RIC, we have elected to retain a portion of our calendar year income. As a result, for the three and nine months ended June 30, 2014, we accrued estimated excise taxes of $0.1 million and $0.4 million, respectively. For the three and nine months ended June 30, 2013, we accrued estimated excise taxes of less than $0.1 million and $0.1 million, respectively.

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

JUNE 30, 2014

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

(g) Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 provides an approach to assess whether a company is an investment company, clarifies the characteristics of an investment company, and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating ASU 2013-08 to determine the effect, if any, on our Consolidated Financial Statements and disclosures.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2014, the Investment Adviser earned base management fees of $1.0 million and $2.8 million, respectively, from us. For the three and nine months ended June 30, 2013, the Investment Adviser earned base management fees of $0.5 million and $1.5 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the relevant quarter. For the three and nine months ended June 30, 2014, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.7 million and $1.5 million, respectively, from us. For the three and nine months ended June 30, 2013, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.4 million and $1.0 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, from our inception. For the three and nine months ended June 30, 2014, the Investment Adviser earned an incentive fee on capital gains of less than $0.1 million and $0.8 million, respectively, as calculated under the Investment Management Agreement. For the three and nine months ended June 30, 2013, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2014, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $0.1 million and $0.6 million, respectively. For the three and nine months ended June 30, 2013, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $(0.3) million, representing an expense reversal, and zero, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2014

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2014. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2014, the Investment Adviser was reimbursed approximately $0.1 million and $0.4 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above. For the three and nine months ended June 30, 2013, the Investment Adviser was reimbursed approximately $0.1 million and $0.3 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

4. INVESTMENTS

Purchases of investments, including PIK, for the three and nine months ended June 30, 2014 totaled $30.7 million and $185.2 million, respectively. For the same periods in the prior year, purchases of investments, including PIK, totaled $114.4 million and $198.5 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2014 totaled $55.6 million and $146.8 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $46.4 million and $120.7 million, respectively.

Investments and cash equivalents consisted of the following:

	June 30, 2014		September 30, 2013
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$320,579,130	$322,163,846	$281,260,179	$281,046,248
Second lien	29,990,638	30,790,263	27,351,492	27,499,315
Subordinated debt / corporate notes	9,703,762	10,350,190	10,409,846	9,003,170
Preferred equity / common equity / warrants	1,951,861	2,587,304	261,951	255,161

Total investments	362,225,391	365,891,603	319,283,468	317,803,894

Cash equivalents	9,940,930	9,940,930	4,578,249	4,578,249

Total investments and cash equivalents	$372,166,321	$375,832,533	$323,861,717	$322,382,143

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	June 30, 2014	September 30, 2013
Healthcare and Pharmaceuticals	16%	17%
High Tech Industries	14	6
Hotel, Gaming and Leisure	12	13
Media: Advertising, Printing and Publishing	9	7
Consumer Services	8	8
Business Services	7	8
Consumer Goods: Durable	6	1
Retail	6	3
Energy: Oil and Gas	4	4
Automotive	3	2
Banking, Finance, Insurance and Real Estate	3	2
Consumer Goods: Non-Durable	3	4
Chemicals, Plastics and Rubber	2	6
Aerospace and Defense	1	1
Beverage, Food and Tobacco	1	3
Containers, Packaging and Glass	1	1
Media: Broadcasting and Subscription	1	1
Media: Diversified and Production	1	3
Telecommunications	1	1
Construction and Building	—	3
Transportation: Consumer	—	1
All Other	1	5

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2014

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2014, our ability to observe valuation inputs resulted in no reclassification of assets between any levels. This compares to the nine months ended June 30, 2013, which resulted in the reclassification of one asset from Level 3 to 2 and no other transfers between levels.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2014

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Description	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$301,722,773	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	56,066,656	Market Comparable	Market Yield	6.4% – 13.9% (10.8%)
Equity investments	1,492,711	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	1,071,906	Enterprise Market Value	EBITDA multiple	4.5x – 9.5x (8.1x)

Total Level 3 investments	360,354,046

Long-Term Credit Facility	$154,900,000	Market Comparable	Market Yield	3.4%

Description	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$298,655,677	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	14,900,556	Market Comparable	Market Yield	7.3% – 15.2% (11.7%)
Equity investments	188,235	Enterprise Market Value	EBITDA multiple	7.0x

Total Level 3 investments	313,744,468

Long-Term Credit Facility	$99,600,000	Market Comparable	Market Yield	3.6%

Our cash equivalents, investments and our Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$322,163,846	$—	$—	$322,163,846
Debt investments (Second lien)	30,790,263	—	—	30,790,263
Debt investments (Subordinated debt / corporate notes)	10,350,190	—	5,514,870	4,835,320
Equity investments	2,587,304	—	22,687	2,564,617

Total investments	365,891,603	—	5,537,557	360,354,046

Cash equivalents	9,940,930	9,940,930	—	—

Total investments and cash equivalents	$375,832,533	$9,940,930	$5,537,557	$360,354,046

Long-Term Credit Facility	$154,900,000	$—	$—	$154,900,000

	Fair Value at September 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$281,046,248	$—	$—	$281,046,248
Debt investments (Second lien)	27,499,315	—	1,635,000	25,864,315
Debt investments (Subordinated debt / corporate notes)	9,003,170	—	2,357,500	6,645,670
Equity investments	255,161	—	66,926	188,235

Total investments	317,803,894	—	4,059,426	313,744,468

Cash equivalents	4,578,249	4,578,249	—	—

Total investments and cash equivalents	$322,382,143	$4,578,249	$4,059,426	$313,744,468

Long-Term Credit Facility	$99,600,000	$—	$—	$99,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2014

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2014
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$281,046,248	$32,698,220	$313,744,468
Realized gains	1,194,362	578,987	1,773,349
Unrealized appreciation	1,798,648	1,433,096	3,231,744
Purchases, PIK, net discount accretion and non-cash exchanges	171,711,192	15,019,955	186,731,147
Sales, repayments and non-cash exchanges	(133,586,604)	(11,540,058)	(145,126,662)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$322,163,846	$38,190,200	$360,354,046

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$1,006,992	$1,421,519	$2,428,511

	Nine Months Ended June 30, 2013
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$150,209,747	$18,836,653	$169,046,400
Realized gains	1,470,514	1,736,347	3,206,861
Unrealized depreciation	(1,398,938)	(1,030,393)	(2,429,331)
Purchases, PIK and net discount accretion	181,863,473	17,429,350	199,292,823
Sales, repayments and non-cash exchanges	(103,617,239)	(17,038,852)	(120,656,091)
Transfers in and/or out of Level 3	—	(1,586,250)	(1,586,250)

Ending Balance	$228,527,557	$18,346,855	$246,874,412

Net change in unrealized (depreciation) reported within the net change in unrealized (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(388,299)	$(2,694,643)	$(3,082,942)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2014

(Unaudited)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Nine Months Ended June 30,
Long-Term Credit Facility	2014	2013
Beginning Balance (cost – $99,600,000 and $75,500,000, respectively)	$99,600,000	$75,122,500
Total unrealized appreciation included in earnings	—	377,500
Borrowings	130,500,000	121,450,000
Repayments	(75,200,000)	(111,350,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $154,900,000 and $85,600,000, respectively)	$154,900,000	$85,600,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $0.7 million, respectively, relating to amendment fees on the Credit Facility during the three and nine months ended June 30, 2014. For the same periods in the prior year, we incurred expenses of zero and $0.5 million, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For each of the three and nine months ended June 30, 2014, our Credit Facility had a net change in unrealized appreciation of zero. For the three and nine months ended June 30, 2013, our Credit Facility had a net change in unrealized appreciation of zero and $0.4 million, respectively. As of June 30, 2014 and September 30, 2013, the Credit Facility had unrealized appreciation of zero. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator for net increase in net assets resulting from operations	$4,941,774	$1,567,127	$18,235,852	$6,538,293
Denominator for basic and diluted weighted average shares	14,898,056	10,302,918	14,898,056	8,067,406
Basic and diluted net increase in net assets per share resulting from operations	$0.33	$0.15	$1.22	$0.81

7. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2014 and September 30, 2013, cash equivalents consisted of money market funds in the amounts of $9.9 million and $4.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2014

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2014	2013
Per Share Data:
Net asset value, beginning of period	$14.10	$13.98
Net investment income (1)	0.76	0.86
Net realized and unrealized gain (loss) (1)	0.46	(0.05)

Net increase in net assets resulting from operations (1)	1.22	0.81
Distributions to stockholders (1), (2)	(0.80)	(0.76)
Effect of common stock issuance and offering costs	—	(0.05)

Net asset value, end of period	$14.52	$13.98

Per share market value, end of period	$14.29	$14.14

Total return* (3)	9.91%	17.94%
Shares outstanding at end of period	14,898,056	10,304,692

Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.69%	4.70%
Ratio of Credit Facility related expenses to average net assets (5)	1.95%	1.90%

Ratio of total expenses to average net assets	6.64%	6.60%
Ratio of net investment income to average net assets (5)	7.17%	8.03%
Net assets at end of period	$216,272,066	$144,093,126

Average debt outstanding	$146,395,971	$66,821,154

Average debt per share (1)	$9.83	$8.28
Asset coverage per unit (6)	$2,396	$2,683
Portfolio turnover ratio	54.41%	85.26%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude Credit Facility related costs.
(5)	Credit Facility amendment costs are not annualized.
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

9. CREDIT FACILITY

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, has an interest rate spread above LIBOR of 200 basis points, matures in May 2018 and its reinvestment period ends in May 2016. In November 2013, we expanded the Credit Facility to allow Funding I to borrow up to $200 million, up from $125 million. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of June 30, 2014 and September 30, 2013, we had $154.9 million and $99.6 million of outstanding borrowings under the Credit Facility, respectively, and carried an annual interest rate of 2.16% and 2.18%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the nine months ended June 30, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.36% and 2.68%, respectively.

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

Our interest in Funding I (other than the management fees) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made all required payments of (1) cash interest and, if applicable, principal to the Lender, (2) administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2014

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments and/or revolving lines of credit, if any.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”), including the consolidated schedule of investments, as of June 30, 2014, the consolidated statements of operations for the three and nine months ended June 30, 2014 and the consolidated statements of changes in net assets, and cash flows for the nine months ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

August 6, 2014

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2014, our portfolio totaled $365.9 million and consisted of $322.2 million of senior secured loans, $30.8 million of second lien secured debt, $10.3 million of subordinated debt and $2.6 million of preferred and common equity investments. Our debt portfolio consisted of 95% variable-rate investments (including 93% with a LIBOR or prime floor) and 5% fixed-rate investments. Overall, the portfolio had unrealized appreciation of $3.7 million. Our overall portfolio consisted of 80 companies with an average investment size of $4.6 million, a weighted average yield on debt investments of 8.2%, and was invested 88% in senior secured loans, 8% in second lien secured debt and 4% in subordinated debt, preferred and common equity investments.

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

For the three months ended June 30, 2014, we invested $30.6 million in four new and seven existing portfolio companies with a weighted average yield on debt investments of 7.1%. Sales and repayments of investments for the three months ended June 30, 2014 totaled $55.6 million. For the nine months ended June 30, 2014, we invested $185.0 million in 29 new and 25 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the nine months ended June 30, 2014 totaled $146.8 million.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $0.7 million, respectively, relating to amendment fees on the Credit Facility during the three and nine months ended June 30, 2014. For the same periods in the prior year, we incurred expenses of zero and $0.5 million, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For each of the three and nine months ended June 30, 2014, our Credit Facility had a net change in unrealized appreciation of zero. For the three and nine months ended June 30, 2013, our Credit Facility had a net change in unrealized appreciation of zero and $0.4 million, respectively. As of June 30, 2014 and September 30, 2013, the Credit Facility had unrealized appreciation of zero. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08. ASU 2013-08 provides an approach to assess whether a company is an investment company, clarifies the characteristics of an investment company, and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating ASU 2013-08 to determine the effect, if any, on our Consolidated Financial Statements and disclosures.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2014 and 2013.

Investment Income

Investment income for the three and nine months ended June 30, 2014 was $7.7 million and $22.1 million, respectively, and was attributable to $6.2 million and $17.9 million from senior secured loan investments, and $1.5 million and $4.2 million from second lien secured debt and subordinated debt investments. This compares to investment income for the three and nine months ended June 30, 2013, which was $4.7 million and $12.8 million, respectively, and was attributable to $3.9 million and $10.8 million from senior secured loan investments, and $0.8 million and $2.0 million from second lien secured debt and subordinated debt investments. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2014 totaled $3.3 million and $10.8 million, respectively. Base management fee for the same periods totaled $1.0 million and $2.8 million, incentive fees totaled $0.8 million (including $0.1 million on net unrealized gains accrued but not payable) and $2.9 million (including $0.6 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $0.9 million and $3.3 million (including $0.7 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.5 million and $1.4 million and excise taxes were $0.1 million and $0.4 million, respectively.

This compares to expenses for the three and nine months ended June 30, 2013, which totaled $1.5 million and $5.8 million, respectively. Base management fee for the same periods totaled $0.5 million and $1.5 million, incentive fees totaled less than $0.1 million and $1.0 million, Credit Facility expenses totaled $0.4 million and $1.8 million (including $0.5 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.5 million and $1.4 million and excise taxes were $0.1 million, respectively. The increase in expenses was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

Net Investment Income

Net investment income totaled $4.4 million and $11.3 million, or $0.29 and $0.76 per share, for the three and nine months ended June 30, 2014, respectively. Net investment income totaled $3.2 million and $7.0 million, or $0.31 and $0.86 per share, for the three and nine months ended June 30, 2013, respectively. The increase in net investment income was due to a larger portfolio, which was partially offset by amendment costs. For the three months ended June 30, 2014, net investment income per share increased due to changes in yield environment over the prior year, whereas, for the nine months ended June 30, 2014, net investment income per share decreased over the prior year as a result of both changes in yield environment and share issuances of common stock during 2013.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2014 totaled $55.6 million and $146.8 million and net realized gains totaled $0.7 million and $1.8 million, respectively. Sales and repayments of investments totaled $46.4 million and $120.7 million and realized gains totaled $1.7 million and $3.2 million for the three and nine months ended June 30, 2013, respectively. The decrease in realized gains was driven by fewer exits of our portfolio companies.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and nine months ended June 30, 2014, we reported net unrealized (depreciation) appreciation on investments of $(0.1) million and $5.1 million, respectively. For the three and nine months ended June 30, 2013, we reported net unrealized (depreciation) on investments of $(3.3) million and $(3.2) million, respectively. As of June 30, 2014 and September 30, 2013, net unrealized appreciation (depreciation) on investments totaled $3.7 million and $(1.5) million, respectively. The change compared to September 30, 2013 was the result of changes in market values.

For each of the three and nine months ended June 30, 2014, our Credit Facility had an unrealized appreciation of zero. For the three and nine months ended June 30, 2013, our Credit Facility had an unrealized appreciation of zero and $0.4 million, respectively. As of June 30, 2014 and September 30, 2013, net unrealized appreciation on our Credit Facility totaled zero. The change compared to last year was due to changes in the capital markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $4.9 million and $18.2 million, or $0.33 and $1.22 per share, respectively, for the three and nine months ended June 30, 2014. This compares to a net increase in net assets resulting from operations which totaled $1.6 million and $6.5 million, or $0.15 and $0.81 per share, respectively, for the three and nine months ended June 30, 2013. We continue to find attractive investment opportunities to grow net assets from operations.

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

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, has an interest rate spread above LIBOR of 200 basis points, matures in May 2018 and its reinvestment period ends in May 2016. In November 2013, we expanded the Credit Facility to allow Funding I to borrow up to $200 million, up from $125 million. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC. As of June 30, 2014 and September 30, 2013, Funding I had $154.9 million and $99.6 million of outstanding borrowings under the Credit Facility, respectively, and carried an annual interest rate of 2.16% and 2.18%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the nine months ended June 30, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.36% and 2.68%, respectively.

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

The Credit Facility, contains covenants including but not limited to restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2014, we were in compliance with the terms of our Credit Facility.

We own 100% of the equity interest in Funding I and will treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I, and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made all required payments of (1) cash interest and, if applicable, principal to the Lender, (2) administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

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

On June 30, 2014 and September 30, 2013, we had cash equivalents of $9.9 million and $4.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $37.9 million for the nine months ended June 30, 2014, and our financing activities provided cash of $43.3 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net draws under the Credit Facility.

Our operating activities used cash of $47.1 million for the nine months ended June 30, 2013, and our financing activities provided cash of $50.2 million for the same period. Our operating activities used cash primarily for our investment activity that was offset by our financing activities, which provided cash primarily from a public offering and net repayments under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2014, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$154.9	$—	$—	$154.9	$—
Unfunded investments (1)	2.7	—	—	2.7	—

Total contractual obligations	$157.6	$—	$—	$157.6	$—

(1)	Unfunded investments described in the Consolidated Statements of Assets and Liabilities represent unfunded delayed draws on investments and/or revolving lines of credit.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to annually distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity. As a RIC, we are generally not subject to tax and have elected to retain a portion of our calendar year income. For the three and nine months ended June 30, 2014, we accrued estimated excise taxes of $0.1 million and $0.4 million, respectively. For the three and nine months ended June 30, 2013, we accrued estimated excise taxes of less than $0.1 million and $0.1 million, respectively.

During the three and nine months ended June 30, 2014, we declared to stockholders distributions of $0.270 and $0.808 per share, respectively, for total distributions of $4.0 million and $12.0 million, respectively. For the same periods in the prior year, we declared distributions of $0.263 and $0.765 per share, respectively, for total distributions of $2.7 million and $6.1 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, our debt portfolio consisted of 95% variable-rate investments (including 93% with a LIBOR or prime floor) and 5% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$(1,455)	$(0.10)
Up 2%	$71	$0.00
Up 3%	$2,005	$0.14
Up 4%	$3,938	$0.26

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 6, 2014	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2014	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)