Form 10-K
period 2014-09-30
PennantPark Floating Rate Capital Ltd.
filed 2014-11-13
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2014 based on the closing price on that date of $13.82 on the NASDAQ Global Select Market was approximately $201 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 14,898,056 shares of the Registrant’s common stock outstanding as of November 13, 2014.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

PART I

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its consolidated subsidiary; PennantPark Floating Rate Funding I, LLC, or “Funding I,” refers to our wholly-owned consolidated subsidiary; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; and “Credit Facility” refers to our senior secured revolving credit facility, as amended. References to our portfolio, our investments and our business include investments we make through Funding I. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has raised approximately $2.3 billion in debt and equity capital and has invested $4.1 billion in 344 companies with 140 different financial sponsors through its managed funds.

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

•	We believe middle-market companies have faced difficulty in raising debt through the capital markets. Many middle-market companies look to raise funds by issuing high-yield bonds. We believe this approach to financing may become more difficult from time to time to the extent institutional investors seek to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield securities from time to time.

•	We believe middle-market companies have faced difficulty raising debt in private markets. From time to time, banks, finance companies, hedge funds and collateralized loan obligation, or CLO, funds have, and may again, withdraw capital from the middle-market, resulting in opportunities for alternative funding sources.

•	We believe that credit market dislocation for middle-market companies improves the risk-adjusted returns on our investments. From time to time, market participants have reduced lending to middle-market and non-investment grade borrowers. As a result, we believe there is less competition in our market, more conservative capital structures, higher yields and stronger covenants.

•	We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors.

•	We believe there is substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and from time to time the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-adjusted returns to investors.

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

Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. For example, lending to middle-market companies in the United States is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies. Specialized due diligence, underwriting capabilities and more extensive ongoing monitoring are required by the lender.

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

d) Flexible Transaction Structuring

We are flexible in structuring investments and tailor investments to meet the needs of a portfolio company while also generating attractive risk-adjusted returns. We can invest in all parts of a capital structure and our Investment Adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial finance companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities in middle-market companies can be intense. However, we believe that from time to time there has been a reduction in the amount of debt capital available to middle-market companies. We believe this has resulted in a less competitive environment for making new investments.

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

Leverage

As of September 30, 2014, we maintained a $200 million Credit Facility, which matures in May 2018, with SunTrust Bank, or the Lender. During the Credit Facility’s revolving period, which extends to May 2016, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, under which we had $146.4 million outstanding with an annual current interest rate of 2.16%, excluding the undrawn commitment fee of 0.375%, as of September 30, 2014. We believe that our capital resources provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 70% and 90% of our net assets, or 40% to 50% of our Managed Assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

a)	Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Investment Adviser also seeks to invest in portfolio companies that it believes possess competitive advantages in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

b)	Investing in stable borrowers with positive cash flow

Our investment philosophy places a premium on fundamental analysis and has a distinct value-orientation. The Investment Adviser invests in portfolio companies it believes to be stable and well-established, with strong cash flows and profitability. The Investment Adviser believes these attributes indicate portfolio companies that may be well-positioned to maintain consistent cash flow to service and repay their liabilities and maintain growth in their businesses or their relative market share. The Investment Adviser currently does not expect to invest significantly in start-up companies, companies in turnaround situations or companies with speculative business plans, although we are permitted to do so.

c)	Proven management teams

The Investment Adviser focuses on investments in which the portfolio company has an experienced management team with an established track record of success. The Investment Adviser typically requires that portfolio companies have in place proper incentives to align management’s goals with our goals, including having equity interests.

d)	Financial sponsorship

The Investment Adviser may seek to cause us to participate in transactions sponsored by what it believes to be high-quality financial sponsors. The Investment Adviser believes that a financial sponsor’s willingness to invest significant equity capital in a portfolio company is an implicit endorsement of the quality of that portfolio company. Further, financial sponsors of portfolio companies with significant investments at risk may have the ability, and a strong incentive, to contribute additional capital in difficult economic times should financial or operational issues arise so as to maintain their ownership position.

e)	Investments in different borrowers and industries

The Investment Adviser seeks to invest our assets broadly among portfolio companies and across industries. The Investment Adviser believes that this diversified approach may reduce the risk that a downturn in any one portfolio company or industry will have a disproportionate impact on the value of our portfolio, although we are permitted to be non-diversified.

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

Our due diligence may include:

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

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that portfolio company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate with these parties to agree on how our investment is structured relative to the other capital in the portfolio company’s capital structure.

We expect our Floating Rate Loans to have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first priority liens on the assets of a portfolio company.

Typically, our mezzanine debt has maturities of three to ten years. Mezzanine debt may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

Ongoing Relationships with Portfolio Companies

Monitoring

The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser also monitors the financial trends of each portfolio company to determine if it is meeting its respective business plans and to assess the appropriate course of action for each portfolio company.

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

The Investment Adviser monitors credit risk of each portfolio company regularly with a goal toward identifying early, and when able and appropriate, exiting investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company’s financial resources and operating history; (2) comparing a portfolio company’s current operating results with the Investment Adviser’s initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company’s sensitivity to economic conditions; (4) the performance of a portfolio company’s management; (5) a portfolio company’s debt maturities and borrowing requirements; (6) a portfolio company’s interest and asset coverage; and (7) the relative value of an investment based on a portfolio company’s anticipated cash flow.

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

Our Corporate Information

Our administrative and principal executive offices are located at 590 Madison Avenue, 15th Floor, New York, NY 10022. Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PFLT.” Our phone number is (212) 905-1000, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. You may read and copy the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains material that we file with the SEC on the EDGAR Database.

Our Portfolio

Our principal investment focus is to invest in Floating Rate Loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Environmental Services
• Auto Sector	• Financial Services
• Beverage, Food and Tobacco	• Grocery
• Broadcasting and Entertainment	• Healthcare, Education and Childcare
• Buildings and Real Estate	• High Tech Industries
• Building Materials	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Business Services	• Hotels, Motels, Inns and Gaming
• Cable Television	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture & Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Goods: Durable	• Media: Broadcasting and Subscription
• Consumer Goods: Non-Durable	• Mining, Steel, Iron and Non-Precious Metals
• Containers, Packaging & Glass	• Oil and Gas
• Distribution	• Other Media
• Diversified/Conglomerate Manufacturing	• Personal, Food and Miscellaneous Services
• Diversified/Conglomerate Services	• Printing and Publishing
• Education	• Retail
• Energy/Utilities	• Telecommunications

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30:

Portfolio Company	2014	Portfolio Company	2013
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	4%	SCE Partners, LLC	4%
AKA Diversified Holdings, Inc.	3	ALG USA Holdings, LLC	3
e-Rewards, Inc.	3	iEnergizer Limited and Aptara, Inc.	3
iEnergizer Limited and Aptara, Inc.	3	New Trident HoldCorp, Inc.	3
Instant Web, LLC	3	OCI Beaumont LLC	3
New Trident HoldCorp, Inc.	3	Zest Anchors, LLC	3
Novitex Acquisition, LLC	3	AMF Bowling Centers, Inc.	2
SCE Partners, LLC	3	BBTS Borrower LP	2
Zest Holdings, LLC	3	Penton Media, Inc.	2
Premier Dental Services, Inc.	2	Polyconcept Finance B.V.	2

Industry	2014	Industry	2013
Healthcare and Pharmaceuticals	16%	Healthcare and Pharmaceuticals	17%
High Tech Industries	14	Hotel, Gaming and Leisure	13
Business Services	8	Business Services	8
Consumer Services	8	Consumer Services	8
Hotel, Gaming and Leisure	8	Media: Advertising, Printing and Publishing	7
Media: Advertising, Printing and Publishing	7	Chemicals, Plastics and Rubber	6
Retail	7	High Tech Industries	6
Consumer Goods: Durable	6	Consumer Goods: Non-Durable	4
Banking, Finance, Insurance and Real Estate	5	Energy: Oil and Gas	4
Aerospace and Defense	4	Retail	3

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as certain of the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Investment Corporation, a publicly traded BDC, and other managed funds, as applicable. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. The Investment Adviser will allocate investment opportunities in a fair and equitable manner consistent with our allocation policy, which was granted no-action relief by the SEC. In any such case, when the Investment Adviser identifies an investment, it will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

Investment Management Agreement

We have entered into an agreement with the Investment Adviser, or the Investment Management Agreement, under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to, us. Mr. Penn, our Chairman and Chief Executive Officer, is the managing member and a senior investment professional of, and has a financial and controlling interest in, PennantPark Investment Advisers. PennantPark Floating Rate Capital Ltd., through the Investment Adviser, provides similar services to Funding I under its collateral management agreement. Funding I’s collateral management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Under the terms of our Investment Management Agreement, the Investment Adviser:

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the fiscal years ended September 30, 2014, 2013 and 2012, the Investment Adviser earned a base management fee of $3.7 million, $2.2 million and $1.5 million, respectively, from us.

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

Adjusted gross assets as of December 31, 20XX = $150 million

Gross assets as of March 31, 20XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter = ($150 million + $180 million) / 2 = $165 million.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser earned $2.6 million, $1.5 million and $0.3 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2014, 2013 and 2012 the Investment Adviser earned an incentive fee on capital gains of approximately $0.8 million, zero and zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2014, 2013 and 2012 was $0.1 million, $0.4 million and $0.3 million, respectively.

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

= 2.9167% - 1.75%

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

Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

Year 1: None

Year 2: $5 million capital gains incentive fee

20% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

Year 3: $1.4 million capital gains incentive fee (1)

$6.4 million cumulative fee (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million (previous capital gains fee paid in Year 2)

Year 4: $0.6 million capital gains incentive fee

$7 million cumulative fee (20% multiplied by $35 million ($35 million cumulative realized capital gains without regard to $5 million of unrealized appreciation)) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3)

Year 5: None

$7 million cumulative fee (20% multiplied by $35 million ($35 million cumulative realized capital gains without regard to $10 million realized capital losses in subsequent year)) less $7 million (previous cumulative capital gains fee paid in Years 2, 3 and Year 4)

(1)

As illustrated in Year 3 of Alternative 2 above, if PennantPark Floating Rate Capital Ltd. were to be wound up on a date other than December 31 of any year, PennantPark Floating Rate Capital Ltd. may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if PennantPark Floating Rate Capital Ltd. had been wound up on December 31 of such year.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2015. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, our ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, our profitability and any economies of scale. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser was reimbursed approximately $0.5 million, $0.3 million and $0.2 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2015. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Indemnification

Our Investment Management Agreement and Administration Agreement provide that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations, PennantPark Investment Advisers and PennantPark Investment Administration and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with them are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Advisers’ and PennantPark Investment Administration’s services under our Investment Management Agreement or Administration Agreement or otherwise as Investment Adviser or Administrator for us.

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

Temporary Investments

Pending investments in other types of qualifying assets, as described above, may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined below under “Regulation—Election to be Taxed as a RIC,” in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act and referred to as the asset coverage ratio, is compliant with the 1940 Act, immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage ratio. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital” for more information.

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

Proxy Policies

We vote proxies relating to our portfolio securities in what we perceive to be the best interests of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior investment professionals who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains and net ordinary gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we may retain and be subject to excise tax on such net capital gains or ordinary income to provide us with additional liquidity.

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. In addition, upon satisfying these requirements, we will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income in the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, unless certain cure provisions apply, we will be subject to tax in that taxable year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above for more information.

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, or any securities we may issue may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio for a BDC, as defined under the 1940 Act. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past had, and may in the future have a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

Market developments may adversely affect our business and results of operations by reducing availability and/or triggering mandatory prepayment under Funding I’s Credit Facility.

In addition to the applicable asset coverage ratio that restricts our ability to borrow under our Credit Facility, the Credit Facility contains various covenants applicable to Funding I. For example, the income coverage covenant, or test, compares the amount of interest received on the portfolio loans held by Funding I to the amount of interest payable to the Lender and certain other expenses. To meet this test, the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lender and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise require changes in the priority of distributions under the payment waterfall, which could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of stockholder’s equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the values of our portfolio companies.

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

In addition, market conditions have affected consumer confidence levels, which may harm the business of our portfolio companies and result in adverse changes in payment patterns. Increased delinquencies and default rates would negatively impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our business, financial condition and results of operations. If interest rates rise, some of our portfolio companies may not be able to pay the escalating interest on our loans and may default.

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

As a BDC, we are required to carry our investments at fair value, which is derived from a market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then we would carry our investments at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation or loss. Unrealized losses of any given portfolio company could be an indication of such company’s inability in the future to meet its repayment obligations to us.

If the fair value of our portfolio companies reflects future realized losses, this would ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations and cause a material decline in the value of our publicly traded common stock.

We may be the target of securities litigation.

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

We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Investment Adviser. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these investment professionals and any others that may be hired by PennantPark Investment Advisers. Subject to the overall supervision of our board of directors, the managers of our Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of our Investment Adviser. The departure of managers of PennantPark Investment Advisers could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser. The Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not.

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

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor, which could reduce our net investment income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order to grow, our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on information systems and systems failures could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the communications and information systems, including financial and accounting systems, of the Investment Adviser, the Administrator and our sub-administrator. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We may not replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by the Investment Adviser may differ from those used by other investment companies and funds advised by the Investment Adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility, which could have a material adverse effect on our business, financial condition and results of operations.

Loss of RIC tax status would substantially reduce net assets and income available for debt service and distributions.

We have operated and continue to operate so as to maintain our election to be taxed as a RIC under Subchapter M of the Code. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as distributions. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute an amount at least equal to the sum of (1) 98% of our net ordinary income (for the calendar year), (2) 98.2% of the sum of our net realized capital gains (during each 12-month period ending on October 31), and (3) the sum of any net ordinary income plus capital gains and net ordinary gains for preceding years that were not distributed during such years.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as OID and PIK interest, which represents interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, such as amounts attributable to foreign currency transactions.

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

In some cases we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the Annual Distribution Requirement and obtaining RIC tax benefits. Accordingly, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gains. However, we may retain certain net long-term capital gains and pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet an asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our subsidiary Funding I for cash distributions to enable us to meet the RIC distribution requirements. Funding I may be limited by its covenants from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of these covenant’s restrictions for Funding I to make certain distributions to maintain our RIC status. We cannot assure you that Funding I will be granted such a waiver, and if Funding I is unable to obtain a waiver, compliance with the covenants may result in a corporate-level income tax on us.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts permissible under the asset coverage definition under the 1940 Act. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter. Such procedures may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

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

Because we borrow funds through Funding I to make investments, we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the NAV attributable to our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not met and any cash that we use to service our indebtedness is not available for distribution to our common stockholders.

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

We have indebtedness outstanding pursuant to our Credit Facility and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2014, we had outstanding borrowings of $146.4 million under our Credit Facility with a current interest rate on of 2.16% exclusive of the fees on the undrawn commitment of 0.375%. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2014, at the then current rate, we would have to receive an annual yield of at least 0.88%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2014 of 39% of total assets (including such borrowed funds), at a current interest rate at the time of 2.16%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level and weighted average rate of leverage. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(18.9)%	(10.2)%	(1.5)%	7.2%	15.9%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

As a result of any issuance of debt securities, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

Our credit ratings may not reflect all risks of an investment in our debt securities.

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

Our Credit Facility expires in May 2018. We utilize the Credit Facility to make investments in our portfolio companies. The life of our investments typically exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at a time when such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Our equity interests in Funding I are subordinate to all of the secured and unsecured creditors, known or unknown, of Funding I, including the Lender. Consequently, to the extent that the value of Funding I’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital losses exceeding gains on the underlying assets, prepayments or changes in interest rates, the return on our investment in Funding I could be reduced. Accordingly, our investment in Funding I is subject to a complete risk of loss.

We may not receive cash on our equity interests from Funding I.

Except for management fees that PennantPark Investment Advisers has irrevocably directed to be paid to us, we receive cash from Funding I only to the extent that we receive distributions on our equity interests in Funding I. Funding I may make equity distributions on such interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In the event that we fail to receive cash from Funding I, we could be unable to make distributions to our stockholders in amounts sufficient to qualify as a RIC. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

If we issue preferred stock, debt securities or convertible debt securities the NAV and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities and/or convertible debt would likely cause the NAV and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced or entirely eliminated. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock, debt securities or convertible debt. This decline in NAV would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios or other covenants which may be required by the preferred stock, debt securities and/or convertible debt or risk a downgrade in the ratings of the preferred stock, debt securities and/or convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities, convertible debt or any combination of these securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes, which could have a material adverse effect on our business, financial condition and results of operations.

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

The professionals of the Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of us that currently exist or may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, may serve as officers and directors of our affiliated funds. In addition, we note that any affiliated investment vehicles currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it is forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with any other affiliates that the Investment Adviser currently has or forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures.

In the ordinary course of our investing activities, we pay investment advisory and incentive fees to the Investment Adviser, and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into a License Agreement with PennantPark Investment Advisers, pursuant to which the Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon 60 days’ written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.

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

If we publicly issue debt or convertible debt securities, they initially will not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt or convertible debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may have a material adverse effect on the trading market for, and market value of, our publicly issued debt or convertible debt securities.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility future decreases of fair value of our debt will have a corresponding increase to our NAV. Further increases of fair value of our debt will have the opposite effect. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility. This will tend to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became effective in 2010. Although many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act, the Dodd-Frank Act may nevertheless have a material adverse impact on the financial services industry as a whole and on our business, financial condition and results of operations. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Act or implementing its regulations will have on our business, financial condition and results of operations.

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

All of our investments are recorded using broker or dealer quotes, or at fair value as determined in good faith by our board of directors. We expect that primarily most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information.

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

At September 30, 2014, all of our investments were recorded at fair value as approved in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of our investments. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises, particularly at times when the market for illiquid securities is substantially diminished. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

Investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the investments, market events, economic conditions or investor perceptions. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially harm our business.

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

We rely in part on our over-the-counter securities, which have and may continue to face liquidity constraints under recent market conditions, to provide us with adequate liquidity.

The market for over-the-counter traded securities has and may continue to experience limited liquidity and other weakness as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

RISKS RELATED TO OUR INVESTMENTS

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

We intend to invest primarily in Floating Rate Loans, which may consist of senior secured loans, mezzanine debt and selected equity investments issued by U.S. middle-market companies.

1.	Floating Rate Loans: The Floating Rate Loans we invest in are usually rated below investment grade or may also be unrated. Investments in Floating Rate Loans rated below investment grade are considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could reduce our NAV and income distributions. An economic downturn would generally lead to a higher non-payment rate by portfolio companies, and a Floating Rate Loan may lose significant market value before a default occurs and we may experience losses due to the inherent illiquidity of the investments. Moreover, any specific collateral used to secure a Floating Rate Loan may decline in value or become illiquid, which would adversely affect the Floating Rate Loan’s value. Floating Rate Loans are subject to a number of risks, including liquidity risk and the risk of investing in below investment-grade, variable-rate securities.

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

2.	Senior Secured Loans: When we extend senior secured loans, which we define to include first lien debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this will not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

3.	Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured loans and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

4.	Equity Investments: We have made and expect to continue to make select equity investments, all of which are subordinated to debt investments. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all.

In addition, investing in middle-market companies involves a number of significant risks, including:

•

companies may be highly leveraged, have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

they typically have shorter operating histories, more limited publicly-available information, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources and regulatory considerations. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques such as using our Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a multicurrency credit facility in currencies selected to minimize our foreign currency exposure or, to the extent permitted by the 1940 Act and applicable commodities laws, use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our interest rate or currency positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging designed to gain from those changes in interest rates or foreign currency exposures, for instance, may also limit the opportunity for gain if the changes in the underlying positions should move against such hedges. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

The determination of NAV in connection with an offering of shares of common stock will involve the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or otherwise in violation of the 1940 Act unless we have previously received the consent of the majority of our common stockholders to do so and the board of directors decides such an offering is in the best interests of our common stockholders. Whenever we do not have current stockholder approval to issue shares of our common stock at a price per share below our then current NAV per share, the offering price per share (after any distributing commission or discount) will equal or exceed our then current NAV per share, based on the value of our portfolio securities and other assets determined in good faith by our board of directors as of a time within 48 hours (excluding weekends and holidays) of the sale.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $13.78 on both September 30, 2014 and 2013. Our NAV per share was $14.40 and $14.10 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	any loss of our BDC or RIC status;

•	changes in earnings or variations in operating results;

•	changes in prevailing interest rates;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general national and international economic trends and other external factors;

•	general price and volume fluctuations in the stock markets, including as a result of short sales;

•	conversion features of subscription rights, warrants or convertible debt; and

•	loss of a major funding source.

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

There is a risk that our common stockholders may receive our stock as distributions in which case they may be required to pay taxes in excess of the cash they receive.

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

In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. Our bylaws require us to consult with the SEC staff before we repeal such exemption. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.

These anti-takeover provisions may inhibit a change of control in circumstances that could give our stockholders the opportunity to realize a premium over the market price for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2014, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share since October 1, 2012.

		Closing Sale Prices		Premium / (Discount) of High Sale Price to NAV(2)	Premium / (Discount) of Low Sale Price to NAV(2)	Distributions Declared
Period	NAV(1)	High	Low
Fiscal Year Ended September 30, 2014
Fourth quarter	$14.40	$14.39	$13.75	—%	(5)%	$ 0.2700
Third quarter	14.52	14.29	13.61	(2)	(6)	0.2700
Second quarter	14.46	14.27	13.51	(1)	(7)	0.2700
First quarter	14.24	13.93	13.14	(2)	(8)	0.2675
Fiscal Year Ended September 30, 2013
Fourth quarter	14.10	14.60	13.01	4	(8)	0.2625
Third quarter	13.98	14.90	13.82	7	(1)	0.2625
Second quarter	14.10	14.43	12.94	2	(8)	0.2550
First quarter	13.99	13.30	12.35	(5)	(12)	0.2475

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $13.78 on both September 30, 2014 and 2013. Our NAV was $14.40 and $14.10 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 13, 2014, we had five stockholders of record.

DISTRIBUTIONS

We intend to continue making monthly distributions to our stockholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock in the last two fiscal years.

Record Dates	Payment Dates	Distributions Declared
Fiscal Year Ended September 30, 2014
September 26, 2014	October 1, 2014	$0.0900
August 20, 2014	September 2, 2014	0.0900
July 18, 2014	August 1, 2014	0.0900
June 19, 2014	July 1, 2014	0.0900
May 19, 2014	June 2, 2014	0.0900
April 21, 2014	May 1, 2014	0.0900
March 20, 2014	April 1, 2014	0.0900
February 19, 2014	March 3, 2014	0.0900
January 22, 2014	February 3, 2014	0.0900
December 20, 2013	January 2, 2014	0.0900
November 20, 2013	December 2, 2013	0.0900
October 21, 2013	November 1, 2013	0.0875

Total		$1.0775
Fiscal Year Ended September 30, 2013
September 20, 2013	October 1, 2013	$0.0875
August 21, 2013	September 3, 2013	0.0875
July 19, 2013	August 1, 2013	0.0875
June 21, 2013	July 1, 2013	0.0875
May 20, 2013	June 3, 2013	0.0875
April 19, 2013	May 1, 2013	0.0875
March 22, 2013	April 1, 2013	0.0875
February 19, 2013	March 1, 2013	0.0850
January 22, 2013	February 1, 2013	0.0825
December 21, 2012	January 2, 2013	0.0825
November 20, 2012	December 3, 2012	0.0825
October 19, 2012	November 1, 2012	0.0825

Total		$1.0275

In January 2015, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

In accordance with Section 19(a) under the 1940 Act, $2.6 million and $0.1 million of the Company’s distributions paid to stockholders during the fiscal years ended September 30, 2014 and 2013, respectively, represents a distribution of long-term realized capital gains.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2014.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 8, 2011 (initial public offering) through September 30, 2014. The graph assumes that, on April 8, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

We have derived the other data below from our audited and unaudited financial data and, in the opinion of management, such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of such periods. The Consolidated Statement of Operations data, per share data and Consolidated Statement of Assets and Liabilities data presented are derived from our audited Consolidated Financial Statements. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30, 2014	Year ended September 30, 2013	Year ended September 30, 2012	For the period March 4, 2011 (commencement of operations) to September 30, 2011
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$30,357	$18,867	$12,099	$2,947
Total expenses	13,721	8,344	5,789	2,626 (5)
Net investment income	16,636	10,523	6,310	320
Net realized and unrealized gain (loss)	3,878	1,461	5,651	(3,793)
Net increase (decrease) in net assets resulting from operations	20,514	11,985	11,961	(3,473)
Per share data:
Net asset value	14.40	14.10	13.98	13.44
Net investment income (1)	1.12	1.10	0.92	0.05
Net realized and unrealized gain (loss) (1)	0.26	0.15	0.83	(0.56)
Net increase (decrease) in net assets resulting from operations (1)	1.38	1.25	1.75	(0.51)
Distributions declared (1), (2)	1.08	1.05	0.91	0.25
Consolidated Statements of Assets and Liabilities data:
Total assets	372,874	328,802	178,367	121,075
Total investment portfolio	348,428	317,804	171,834	110,724
Credit Facility payable	146,949	99,600	75,123	24,650
Total net asset value	214,528	210,066	95,744	92,072
Other data:
Total return (3)	8.05%	17.17%	29.43%	(28.13)%
Number of portfolio companies (4)	72	83	61	38
Yield on debt portfolio (4)	8.2%	8.1%	8.6%	8.0%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	Determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)

Not annualized for a period of less than a year. Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Unaudited, at year end.
(5)	Included start-up and organizational costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiary regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock markets;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt issues.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2014, our portfolio totaled $348.4 million and consisted of $302.5 million of senior secured loans, $36.5 million of second lien secured debt and $9.4 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 95% variable-rate investments (including 92% with a LIBOR or prime floor) and 5% fixed-rate investments. As of September 30, 2014, we had one non-accrual debt investment, representing 0.6% of our overall portfolio on a cost basis. Overall, the portfolio had net unrealized appreciation of $0.1 million. Our overall portfolio consisted of 72 companies with an average investment size of $4.8 million, had a weighted average yield on debt investments of 8.2%, and was invested 87% in senior secured loans, 10% in second lien secured debt and 3% in subordinated debt, preferred and common equity.

As of September 30, 2013, our portfolio totaled $317.8 million and consisted of $281.0 million of senior secured loans, $27.5 million of second lien secured debt and $9.3 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 92% variable-rate investments (including 89% with a LIBOR or prime floor) and 8% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $1.5 million. Our overall portfolio consisted of 83 companies with an average investment size of $3.8 million, had a weighted average yield on debt investments of 8.1%, and was invested 88% in senior secured loans, 9% in second lien secured debt and 3% in subordinated debt, preferred and common equity.

For the fiscal year ended September 30, 2014, we invested $248.1 million of investments in 36 new and 33 existing portfolio companies with a weighted average yield on debt investments of 8.2%. Sales and repayments of investments for the year ended September 30, 2014 totaled $225.6 million.

For the fiscal year ended September 30, 2013, we invested $316.5 million of investments in 75 new and 19 existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the year ended September 30, 2013 totaled $174.9 million.

For the fiscal year ended September 30, 2012, we invested $128.7 million of investments in 47 new and seven existing portfolio companies with a weighted average yield on debt investments of 8.9%. Sales and repayments of investments for the year ended September 30, 2012 totaled $71.3 million.

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

Our investments generally consist of illiquid securities, including debt and equity investments. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.7 million, $0.4 million and $0.3 million, relating to amendment fees on the Credit Facility during the years ended September 30, 2014, 2013 and 2012, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2014, 2013 and 2012, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.5) million, $(0.4) million and $0.4 million, respectively. As of September 30, 2014 and 2013, the net unrealized appreciation on our Credit Facility totaled $0.5 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs are capitalized, on liabilities which we do not fair value, and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of distributions, even though we may not collect any cash with respect to interest on PIK securities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2014, 2013 and 2012.

Investment Income

Investment income for the year ended September 30, 2014 was $30.4 million and was attributable to $24.5 million from senior secured loans, $4.2 million from second lien secured debt and $1.7 million from subordinated debt. The increase in investment income over the prior year is primarily due to the growth of our portfolio.

Investment income for the year ended September 30, 2013 was $18.9 million and was attributable to $16.0 million from senior secured loans, $1.6 million from second lien secured debt and $1.3 million from subordinated debt. The increase in investment income over the prior year is primarily the result of deploying our proceeds from our equity offerings and increased borrowings under our Credit Facility.

Investment income for the year ended September 30, 2012 was $12.1 million and was attributable to $9.9 million from senior secured loans, $1.0 million from second lien secured debt and $1.2 million from subordinated debt. The increase in interest income over the prior year was due to both a full year of operation and the increased size of our portfolio.

Expenses

Expenses for the year ended September 30, 2014 totaled $13.7 million. Base management fee for the same period totaled $3.7 million, incentive fee totaled $3.5 million (including $0.1 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $4.2 million (including $0.7 million of Credit Facility amendment expenses), general and administrative expenses totaled $1.8 million and excise taxes were $0.5 million. The increase in base management fee, incentive fee and Credit Facility expenses was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

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

Net Investment Income

Net investment income totaled $16.6 million or $1.12 per share, $10.5 million or $1.10 per share and $6.3 million or $0.92 per share, for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The increase in net investment income was due to a larger portfolio, which was partially offset by Credit Facility amendment costs.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2014, 2013 and 2012 totaled $225.6 million, $174.9 million and $71.3 million, respectively. Net realized gains totaled $2.9 million, $3.6 million and $0.9 million for the same periods, respectively. The decrease in realized gains over the prior year was driven by changes in market conditions of our investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the years ended September 30, 2014, 2013 and 2012, we reported unrealized appreciation (depreciation) on investments of $1.6 million, $(1.7) million and $4.4 million, respectively. As of September 30, 2014 and 2013, net unrealized appreciation (depreciation) on investments totaled $0.1 million and $(1.5) million, respectively. The change compared to prior year was the result of the overall variation in the leveraged finance markets.

For the years ended September 30, 2014, 2013 and 2012, our Credit Facility had a change in unrealized (appreciation) depreciation of $(0.5) million, $(0.4) million and $0.4 million, respectively. As of September 30, 2014 and 2013, net unrealized appreciation on our Credit Facility totaled $0.5 million and zero, respectively. The change compared to prior year was due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $20.5 million or $1.38 per share, $12.0 million or $1.25 per share and $12.0 million or $1.75 per share, for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. We found attractive investment opportunities to grow net assets from operations.

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

As of September 30, 2014, Funding I’s Credit Facility with the Lender is $200 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of September 30, 2014 and September 30, 2013, Funding I had $146.4 million and $99.6 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.16% and 2.18%, respectively, excluding the 0.375% undrawn commitment fee. The weighted average cost of debt for the years ended September 30, 2014, 2013 and 2012, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.35%, 2.59% and 3.21%, respectively. As of September 30, 2014 and 2013, we had $53.6 million and $25.4 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

During the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in May 2018. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2014, we were in compliance with the covenants relating to our Credit Facility.

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

In 2013, we completed follow-on public offerings of 8,038,700 shares of common stock for gross proceeds of $113.4 million and net proceeds of $112.3 million after offering expenses. Our Investment Adviser paid an aggregate of $2.9 million of the sales load associated with these offerings.

On September 30, 2014 and September 30, 2013, we had cash equivalents of $13.1 million and $4.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $22.3 million for the year ended September 30, 2014, and our financing activities provided cash of $30.8 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net draws under the Credit Facility.

Our operating activities used cash of $124.4 million for the year ended September 30, 2013, and our financing activities provided cash of $125.1 million for the same period. Our operating activities used cash primarily for net investing that was provided from public offerings and net draws under the Credit Facility.

Our operating activities used cash of $47.8 million for the year ended September 30, 2012, and our financing activities provided cash of $44.7 million for the same period. Our operating activities used cash primarily for net investing that was provided from net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2014, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$146.4	$—	$—	$146.4	$—
Unfunded investments (1)	2.7	—	—	2.7	—

Total contractual obligations	$149.1	$—	$—	$149.1	$—

(1)	Unfunded investments described in the Consolidated Statements of Assets and Liabilities represent unfunded delayed draws on investments and/or revolving lines of credit.

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

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) agreed to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equaled or exceeded 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns, we met the conditions for repayment to the Investment Adviser during the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser, which then purchased shares of our common stock in the secondary market.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements.

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

During the years ended September 30, 2014, 2013 and 2012, we declared distributions of $1.08, $1.03 and $0.91 per share, respectively, for total distributions of $16.1 million, $10.0 million and $6.2 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, our debt portfolio consisted of 95% variable-rate investments (including 92% with a LIBOR or prime floor) and 5% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$(1,372)	$(0.09)
Up 2%	$455	$0.03
Up 3%	$2,282	$0.15
Up 4%	$4,109	$0.28

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

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital, Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2014. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2014. This report appears on page 56.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have audited the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”), including the consolidated schedule of investments as of September 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2014 by correspondence with the custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Floating Rate Capital Ltd. and its Subsidiary as of September 30, 2014, and the results of their operations, changes in net assets and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Floating Rate Capital, Ltd. and its Subsidiary’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, and our report dated November 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

New York, New York

November 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”), including the consolidated schedule of investments as of September 30, 2013, the related consolidated statements of operations, changes in net assets and cash flows for the years ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2013 by correspondence with the custodians and portfolio companies or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Floating Rate Capital Ltd. and its Subsidiary as of September 30, 2013 and the results of their operations and their cash flows for the years ended September 30, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

November 14, 2013

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiary’s (the “Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting on page 53. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PennantPark Floating Rate Capital, Ltd. and its Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework, issued by COSO in 1992.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary, including the schedule of investments as of September 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended and our report dated November 13, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

New York, New York

November 13, 2014

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	September 30, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$348,354,295 and $319,283,468, respectively)	$348,428,492	$317,803,894
Cash equivalents (See Note 8)	13,113,817	4,578,249
Interest receivable	1,773,870	2,140,802
Receivable for investments sold	9,001,938	3,659,185
Prepaid expenses and other assets	556,359	619,737

Total assets	372,874,476	328,801,867

Liabilities
Distributions payable	1,340,825	1,303,580
Payable for investments purchased	3,162,000	14,021,588
Unfunded investments	2,705,882	934,555
Credit Facility payable (cost—$146,400,000 and $99,600,000, respectively) (See Notes 5 and 10)	146,949,000	99,600,000
Interest payable on Credit Facility	284,906	189,934
Management fee payable (See Note 3)	914,978	731,635
Performance-based incentive fee payable (See Note 3)	2,180,604	1,164,090
Accrued other expenses	808,571	790,091

Total liabilities	158,346,766	118,735,473

Commitments and contingencies (See Note 11)
Net Assets
Common stock, 14,898,056 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	14,898	14,898
Paid-in capital in excess of par value	207,226,615	207,481,368
Undistributed net investment income	4,878,091	474,766
Accumulated net realized gain on investments	2,882,909	3,574,936
Net unrealized appreciation (depreciation) on investments	74,197	(1,479,574)
Net unrealized appreciation on Credit Facility	(549,000)	—

Total net assets	$214,527,710	$210,066,394

Total liabilities and net assets	$372,874,476	$328,801,867

Net asset value per share	$14.40	$14.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013	2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$29,256,441	$17,635,914	$11,856,483
Other income	1,100,391	1,231,654	242,065

Total investment income	30,356,832	18,867,568	12,098,548

Expenses:
Base management fee (See Note 3)	3,702,826	2,196,038	1,494,616
Performance-based incentive fee (See Note 3)	3,464,344	1,891,302	564,540
Interest and expenses on the Credit Facility (See Note 10)	3,471,347	1,853,958	1,482,339
Administrative services expenses (See Note 3)	879,000	864,561	583,613
Other general and administrative expenses	1,011,285	988,541	1,310,084

Expenses before excise tax and amendment costs	12,528,802	7,794,400	5,435,192
Excise tax	479,425	122,897	42,027
Credit Facility issuance and amendment costs (See Notes 5 and 10)	712,930	426,924	311,648

Total expenses	13,721,157	8,344,221	5,788,867

Net investment income	16,635,675	10,523,347	6,309,681

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	2,873,525	3,574,936	911,925
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	1,553,771	(1,735,965)	4,361,772
Credit Facility (appreciation) depreciation (See Note 5)	(549,000)	(377,500)	377,500

Net change in unrealized appreciation (depreciation) on investments and Credit Facility	1,004,771	(2,113,465)	4,739,272

Net realized and unrealized gain from investments and Credit Facility	3,878,296	1,461,471	5,651,197

Net increase in net assets resulting from operations	$20,513,971	$11,984,818	$11,960,878

Net increase in net assets resulting from operations per common share (See Note 6)	$1.38	$1.25	$1.75

Net investment income per common share	$1.12	$1.10	$0.92

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2014	2013	2012
Net increase (decrease) in net assets from operations:
Net investment income	$16,635,675	$10,523,347	$6,309,681
Net realized gain on investments	2,873,525	3,574,936	911,925
Net change in unrealized appreciation (depreciation) on investments	1,553,771	(1,735,965)	4,361,772
Net change in unrealized (appreciation) depreciation on Credit Facility	(549,000)	(377,500)	377,500

Net increase in net assets resulting from operations	20,513,971	11,984,818	11,960,878

Distributions to stockholders:
Distribution of net investment income	(12,477,719)	(9,129,072)	(5,922,118)
Distribution of realized gains	(3,574,936)	(911,925)	(311,988)

Total distributions to stockholders	(16,052,655)	(10,040,997)	(6,234,106)

Capital transactions:
Public offerings and distributions reinvested	—	113,567,268	—
Offering costs	—	(1,188,572)	—
Accrued sales load charges	—	—	(2,055,000)

Net increase (decrease) from capital transactions	—	112,378,696	(2,055,000)

Net increase in net assets	4,461,316	114,322,517	3,671,772

Net assets:
Beginning of year	210,066,394	95,743,877	92,072,105

End of year	$214,527,710	$210,066,394	$95,743,877

Undistributed (Distributions in excess of) net investment income, end of year	$4,878,091	$474,766	$(1,313,000)

Capital share activity:
Shares issued from public offerings	—	8,038,700	—

Shares issued from reinvestment of dividends	—	8,689	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$20,513,971	$11,984,818	$11,960,878
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,553,771)	1,735,965	(4,361,772)
Net change in unrealized appreciation (depreciation) on Credit Facility	549,000	377,500	(377,500)
Net realized gain on investments	(2,873,525)	(3,574,936)	(911,925)
Net accretion of discount and amortization of premium	(1,253,776)	(1,178,778)	(704,452)
Purchases of investments	(248,124,673)	(316,463,651)	(128,673,695)
Payment-in-kind interest	(662,226)	(471,675)	(119,552)
Proceeds from dispositions of investments	225,614,700	174,918,136	71,337,986
Decrease (increase) in interest receivable	366,932	(751,935)	(656,172)
(Increase) decrease in receivable for investments sold	(5,342,753)	(2,672,907)	1,481,222
Decrease (increase) in prepaid expenses and other assets	63,378	(308,424)	(147,939)
(Decrease) increase in payable for investments purchased	(10,859,588)	10,664,088	2,367,500
Increase in interest payable on Credit Facility	94,972	28,384	11,304
Increase in management fee payable	183,343	306,888	158,315
Increase in performance-based incentive fee payable	1,016,514	657,776	506,314
Increase in accrued other expenses	18,480	342,971	303,440

Net cash used for operating activities	(22,249,022)	(124,405,780)	(47,826,048)

Cash flows from financing activities:
Public offerings	—	113,443,028	—
Offering costs	—	(1,188,572)	—
Deferred sales load paid	—	(2,055,000)	—
Distributions paid to stockholders	(16,015,410)	(9,161,230)	(6,165,599)
Borrowings under Credit Facility (See Notes 5 and 10)	148,200,000	235,350,000	97,650,000
Repayments under Credit Facility (See Notes 5 and 10)	(101,400,000)	(211,250,000)	(46,800,000)

Net cash provided by financing activities	30,784,590	125,138,226	44,684,401

Net increase (decrease) in cash equivalents	8,535,568	732,446	(3,141,647)
Cash equivalents, beginning of year	4,578,249	3,845,803	6,987,450

Cash equivalents, end of year	$13,113,817	$4,578,249	$3,845,803

Supplemental disclosure of cash flow information:
Interest paid	$3,341,375	$1,825,574	$1,471,035

Taxes paid	$254,753	$82,378	$3,952

Distributions reinvested	$—	$124,240	$—

Conversions and non-cash exchanges	$6,902,784	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—162.4% (3), (4) First Lien Secured Debt—141.0%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.92%		L+1,175	(9)	9,060,104	$8,865,835	$9,167,028
AKA Diversified Holdings, Inc. (10)	04/02/2018	Retail	—		—		2,000,000	2,000,000	2,023,603
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575		7,334,751	7,289,756	7,261,403
Alvogen Pharma US, Inc.	05/23/2018	Healthcare and Pharmaceuticals	7.00%		L+575		2,764,276	2,738,582	2,781,553
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500		4,333,333	4,299,220	4,327,917
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%		L+825		1,389,500	1,351,463	1,396,447
Ascend Learning, LLC	07/31/2019	Media: Broadcasting and Subscription	6.00%		L+500		3,476,244	3,463,094	3,479,720
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550		2,917,500	2,900,680	2,902,912
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.00%		L+400		2,947,500	2,924,974	2,956,107
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	6.50%		L+550		5,293,750	5,228,951	5,240,812
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425		3,023,140	3,004,531	3,005,515
Blue Bird Body Company	06/29/2020	Automotive	6.50%		L+550		5,000,000	4,927,548	4,925,000
Bowlmor AMF, Corp.	09/17/2021	Retail	7.25%		L+625		8,000,000	7,880,197	7,970,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700		5,000,000	4,957,132	5,087,500
Charming Charlie LLC	12/24/2019	Retail	9.00%		L+800		4,477,500	4,416,233	4,477,500
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%		L+600		4,975,000	4,928,906	4,975,000
Creative Circle, LLC	06/25/2020	Media: Advertising, Printing and Publishing	5.50%		L+450		5,900,000	5,843,227	5,811,500
Curo Health Services, LLC	06/08/2020	Healthcare and Pharmaceuticals	5.75%		L+475		1,995,000	1,947,166	1,963,419
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575		3,253,740	3,218,698	3,172,396
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	5.50%		L+450		924,982	924,982	915,732
eResearchTechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475		2,858,864	2,847,367	2,855,291
e-Rewards, Inc.	10/29/2018	High Tech Industries	6.00%		L+500		9,812,500	9,652,736	9,665,312
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%		L+475		4,258,929	4,226,747	4,258,929
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%		L+500		3,610,688	3,591,818	3,592,634
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%		L+525		3,970,000	3,934,577	3,840,975
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550		1,096,930	1,094,839	1,094,188
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%		L+500		6,947,500	6,888,768	6,912,762
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%		L+450		4,950,000	4,909,380	4,894,312
Hollander Sleep Products, LLC	10/20/2020	Consumer Goods: Non-Durable	9.00%		L+800		1,200,000	1,182,000	1,182,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%		L+475		4,906,250	4,864,869	4,881,719
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%		L+550		7,000,000	6,931,037	6,912,500
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—		2,000,000	1,977,245	2,167,500
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%		L+600		12,409,413	12,270,960	11,788,942
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	13.16%		P+992		1,500,000	1,500,000	1,535,715
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%		L+450		5,453,617	5,377,967	5,453,617
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%		L+1,100		4,500,000	4,436,038	4,500,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850		5,140,179	5,059,028	5,114,478
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900		6,157,648	6,048,214	6,064,275
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%		L+450		1,985,004	1,977,359	1,967,635
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525		5,925,000	5,855,212	5,821,312
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575		2,505,285	2,484,597	2,506,864
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.25%		L+425		8,130,872	8,111,416	8,090,218
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		9,900,000	9,817,130	9,809,217
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	11/27/2018	Banking, Finance, Insurance and Real Estate	12.50%		L+1,150		13,293,846	12,716,069	13,426,785
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475		7,717,766	7,653,621	7,669,530
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%		L+500		8,303,261	8,187,838	8,220,228
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%		L+650		4,962,500	4,921,444	4,970,787
RCS Capital Corporation	04/29/2019	Banking, Finance, Insurance and Real Estate	6.50%		L+550		4,937,500	4,891,688	4,956,016
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.)	06/18/2019	Consumer Goods: Durable	9.00%		L+750		3,294,118	3,262,700	3,288,278
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.) (10)	06/18/2019	Consumer Goods: Durable	—		—		705,882	705,882	704,631
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725		12,000,000	11,898,121	12,000,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350		1,980,002	1,963,277	1,955,252
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		6,643,409	6,382,042	5,979,068
St. George’s University Scholastic Services LLC (6)	08/09/2021	Consumer Services	5.75%		L+475		2,000,000	1,990,000	2,002,500
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575		3,375,000	3,347,830	3,366,563
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600		925,000	910,694	922,688
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,955,000	5,931,546	5,910,338
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		5,000,000	4,950,448	4,968,750
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625		4,843,177	4,775,215	4,861,339
UniTek Global Services, Inc. (8)	04/15/2016	Telecommunications	12.25 (PIK 7.25	% %)	L+1,125		135,817	135,817	135,817
UniTek Global Services, Inc.	04/16/2018	Telecommunications	—	(7)	—		2,184,319	2,150,875	1,332,435

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2014

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.26%		L+550	2,925,663	$2,915,553	$2,157,677
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,017,653	2,977,186	2,844,138
YP LLC	06/04/2018	Media: Advertising, Printing and Publishing	8.00%		L+675	3,224,845	3,160,701	3,230,907
Zest Holdings, LLC	08/17/2020	Healthcare and Pharmaceuticals	5.25%		L+425	8,910,169	8,910,169	8,910,169

Total First Lien Secured Debt							302,889,195	302,565,355

Second Lien Secured Debt—17.0%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	1,000,000	1,000,000	1,080,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,675,421	1,687,250
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,613,750
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000	4,000,000	3,926,394	4,059,524
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	7,026,077	7,023,107
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050	11,000,000	10,893,446	10,780,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775	5,600,000	5,527,495	5,593,000
Sunshine Oilsands Ltd. (5), (6), (8)	08/01/2017	Energy: Oil and Gas	10.00%		—	2,812,500	2,645,114	2,638,153

Total Second Lien Secured Debt							36,193,947	36,474,784

Subordinated Debt/Corporate Notes—3.3% (8)
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Goods: Durable	14.50 (PIK 14.50	% %)	—	4,161,233	3,639,478	3,537,048
Affinion Investments LLC (5)	08/15/2018	Consumer Goods: Durable	13.50%		—	1,734,000	1,734,000	1,612,620
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.50 (PIK 1.25	% %)	—	1,993,762	1,961,974	1,924,017

Total Subordinated Debt/Corporate Notes							7,335,452	7,073,685

Preferred Equity—0.2% (7), (8)
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	8.00%		—	400	399,704	421,215

Common Equity/Warrants—0.9% (7), (8)
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	554,715	1,186,649	1,040,091
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	1,135,743	—	22,715
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	—		—	30	296	58,055
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—	7,403	151,853	399,833
UniTek Global Services, Inc. (Warrants)	N/A	Telecommunications	—		—	56,717	95,285	6,239
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	56,895	244,631
Z Wireless Holdings, Inc. (AKA Diversified Holdings, Inc.) (Warrants)	10/21/2021	Retail	—		—	463	45,019	121,889

Total Common Equity/Warrants							1,535,997	1,893,453

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							348,354,295	348,428,492
Cash Equivalents—6.1%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares							13,113,817	13,113,817

Total Investments and Cash Equivalents—168.5%							$361,468,112	$361,542,309

Liabilities in Excess of Other Assets—(68.5)%								(147,014,599)
Net Assets—100.0%								$214,527,710

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.

(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—151.3% (3),(4) First Lien Secured Debt—133.8%
AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	%(9) %)	L+1,225	2,728,141	$2,684,231	$2,755,278
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575	8,457,500	8,394,246	8,457,500
Alvogen Pharma US, Inc. (8)	05/23/2018	Healthcare and Pharmaceuticals	7.00%		L+575	1,995,000	1,976,374	1,980,037
AMF Bowling Centers, Inc. (8)	06/29/2018	Retail	8.75%		L+750	7,950,000	7,711,500	7,870,500
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500	5,000,000	4,951,516	4,962,500
ARC Automotive Group, Inc.	11/15/2018	Automotive	6.25%		L+500	2,530,875	2,510,159	2,530,875
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550	2,947,500	2,916,715	2,829,600
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.75%		L+450	2,977,500	2,951,133	2,999,831
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425	2,925,000	2,903,031	2,917,687
BBTS Borrower LP (8)	06/04/2019	Energy: Oil and Gas	7.75%		L+650	6,965,000	6,899,024	7,034,650
Bellisio Foods, Inc.	08/01/2019	Beverage, Food and Tobacco	5.25%		L+425	4,237,288	4,216,574	4,216,102
Bellisio Foods, Inc. (10)	08/01/2019	Beverage, Food and Tobacco	—	(9)	—	762,712	759,021	758,898
BioScrip, Inc.	07/31/2020	Healthcare and Pharmaceuticals	6.50%		L+525	2,000,000	1,970,525	2,010,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700	5,000,000	4,950,774	5,137,500
Cetera Financial Group, Inc. (8)	08/07/2019	Banking, Finance and Real Estate	6.50%		L+550	5,000,000	4,902,298	4,954,150
CPG International Inc.	09/30/2020	Construction and Building	4.75%		L+375	5,000,000	4,975,000	4,975,000
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	1,958,125	1,958,125	1,958,125
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575	3,603,061	3,554,898	3,603,061
Document Technologies, Inc. (8)	12/03/2018	Business Services	5.50%		L+425	961,264	954,199	961,263
EAG, Inc. (8)	07/28/2017	Business Services	6.00%		L+450	888,721	888,721	888,721
Edmenturn, Inc.	05/17/2018	Media: Broadcasting and Subscription	6.00%		L+475	938,438	938,438	941,563
EIG Investors Corp.	11/12/2019	High Tech Industries	6.25%		L+500	2,209,435	2,191,417	2,216,350
Emerald Performance Materials, LLC	05/18/2018	Chemicals, Plastics and Rubber	6.75%		L+550	2,469,992	2,451,906	2,482,342
eResearchtechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475	2,970,056	2,955,416	2,970,056
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%		L+475	4,937,500	4,890,024	4,962,187
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%		L+500	3,647,438	3,623,608	3,632,228
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550	2,985,000	2,978,216	2,987,478
Graton Economic Development Authority (5), (8)	09/02/2019	Hotel, Gaming and Leisure	9.63%		—	3,000,000	3,000,000	3,300,000
GSE Environmental, Inc. (8)	05/27/2016	Environmental Industries	8.99%		L+750	2,934,372	2,926,116	2,567,575
GSE Environmental, Inc. (8), (10)	10/31/2013	Environmental Industries	—		—	175,657	175,657	153,700
Help/Systems Holdings, Inc. (8)	06/28/2019	High Tech Industries	5.50%		L+450	5,000,000	4,952,010	4,962,500
Howard Berger Co. LLC(8)	08/03/2017	Wholesale	7.00%		L+575	2,585,993	2,555,979	2,456,693
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—	2,000,000	1,969,758	2,155,000
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%		L+600	8,775,000	8,632,866	8,687,250
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	11.95%		P+625	2,175,000	2,175,000	2,195,331
Instant Web, Inc. (8)	08/07/2014	Media: Advertising, Printing and Publishing	3.55	%(9)	L+338	6,836,389	6,698,584	5,469,111
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850	5,521,875	5,406,642	5,439,047
JHCI Acquisition, Inc.	07/11/2019	Transportation: Cargo	7.00%		L+575	1,995,000	1,965,824	1,981,454
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	6,157,648	6,034,495	6,065,283
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525	5,985,000	5,900,289	5,865,300
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575	2,992,500	2,963,605	2,987,503
Milk Specialties Company	11/09/2018	Consumer Goods: Non-Durable	7.00%		L+575	3,383,000	3,354,728	3,374,542
Mood Media Corporation (6)	05/07/2018	Media: Diversified and Production	7.00%		L+550	2,348,510	2,344,859	2,345,574
NAB Holdings, LLC	04/24/2018	Banking, Finance, Insurance and Real Estate	7.00%		L+550	937,500	926,724	941,016
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.75%		L+450	6,500,000	6,436,491	6,475,625
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525	10,000,000	9,903,508	9,975,000
Northfield Park Associates LLC	12/19/2018	Hotel, Gaming and Leisure	9.00%		L+775	4,500,000	4,421,591	4,635,000
OCI Beaumont LLC, Term B-1 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	3,125,000	3,079,073	3,125,000
OCI Beaumont LLC, Term B-2 Loan	08/20/2019	Chemicals, Plastics and Rubber	6.25%		L+500	5,875,000	5,788,657	5,875,000
Orbitz Worldwide, Inc., Term Loan C	03/25/2019	Transportation: Consumer	5.75%		L+475	3,990,000	3,990,000	4,003,287
Packaging Coordinators, Inc.	05/11/2020	Containers, Packaging and Glass	5.50%		L+425	2,500,000	2,488,883	2,500,000
Paladin Brands Holding, Inc.	08/16/2019	Capital Equipment	6.75%		L+550	3,000,000	2,956,071	2,964,390
Pelican Products, Inc.	07/11/2018	Containers, Packaging and Glass	7.00%		L+550	1,481,250	1,456,674	1,473,844
Penton Media, Inc.	08/01/2014	Media: Diversified and Production	6.00 (PIK 2.00	% %)	L+500	7,517,838	7,234,538	7,433,263
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475	7,832,755	7,757,882	7,744,636

Premier Dental Services, Inc.	11/01/2018	Consumer Services	8.25%		L+700	3,374,503	3,286,903	3,382,939
RiverBoat Corporation of Mississippi (8)	11/29/2016	Hotel, Gaming and Leisure	10.00%		L+875	4,250,000	4,188,136	4,250,000
Sabre Industries, Inc.	08/24/2018	Construction and Building	5.75%		L+475	4,972,500	4,923,269	5,009,794
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725	12,000,000	11,881,935	11,880,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350	2,000,000	1,981,121	1,962,500
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	7.50%		L+600	2,646,725	2,629,647	2,382,052
St. George’s University Scholastic Services LLC	12/20/2017	Consumer Services	8.50%		L+700	1,948,471	1,915,350	1,955,778
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,555,000	3,520,302	3,590,550
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	975,000	957,196	971,344

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par/ Shares	Cost	Fair Value (2)
The National Underwriter Company	05/31/2018	Media: Advertising, Printing and Publishing	6.00%		L+475	4,415,625	$4,374,813	$4,393,547
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	2,977,500	2,899,121	2,973,778
UniTek Global Services, Inc. (8)	04/16/2018	Telecommunications	15.00 (PIK 4.00	% %)	L+1,350	2,112,349	2,074,200	2,096,507
Univita Health Inc.	06/19/2017	Consumer Services	6.50%		L+500	2,932,500	2,912,802	2,800,538
Viamedia Services Corp.	04/19/2016	Media: Advertising, Printing and Publishing	7.00%		L+550	3,304,277	3,280,480	3,304,277
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.25%		L+550	2,932,500	2,916,949	1,847,475
Wilton Brands, LLC (8)	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,230,000	3,177,789	3,165,400
YP LLC (8)	06/04/2018	Media: Advertising, Printing and Publishing	8.06%		L+675	5,085,000	4,964,517	5,046,863
Zest Anchors, LLC	08/17/2020	Healthcare and Pharmaceuticals	6.50%		L+550	9,000,000	8,822,056	8,887,500

Total First Lien Secured Debt							281,260,179	281,046,248

Second Lien Secured Debt—13.1%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	3,000,000	3,000,000	3,067,500
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	5,000,000	4,900,000	4,983,350
Brand Energy and Infrastructure Services, Inc. (8)	10/23/2019	Energy: Oil and Gas	11.00%		L+975	1,906,607	1,861,523	1,946,322
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,671,746	1,576,750
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,578,750
Gastar Exploration USA, Inc. (5), (8)	05/15/2018	Energy: Oil and Gas	8.63%		—	2,000,000	2,000,000	1,890,000
ILC Industries, LLC	06/14/2019	High Tech Industries	11.50%		L+1,000	2,000,000	1,920,000	1,840,000
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	6,998,223	6,981,643
Seven Seas Cruises (5), (6), (8)	05/15/2019	Hotel, Gaming and Leisure	9.13%		—	1,500,000	1,500,000	1,635,000

Total Second Lien Secured Debt							27,351,492	27,499,315

Subordinated Debt/Corporate Notes—4.3% (8)
Affinion Group Holdings, Inc.	11/15/2015	Consumer Goods: Durable	11.63%		—	4,100,000	3,873,657	2,357,500

Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.25%		—	1,987,500	1,949,883	1,997,517
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Energy: Oil and Gas	14.00 (PIK 4.00	% %)	—	1,810,934	1,780,211	1,793,834
Vestcom International, Inc.	06/27/2019	Media: Advertising, Printing and Publishing	12.00%		—	2,859,027	2,806,095	2,854,319

Total Subordinated Debt/Corporate Notes							10,409,846	9,003,170

Common Equity/Warrants—0.1% (7), (8)
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,284	66,926

Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—		—	15,179	166,667	188,235

Total Common Equity/Warrants							261,951	255,161

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							319,283,468	317,803,894
Cash Equivalents—2.2%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,747,327	2,747,327
BlackRock Liquidity Funds, Temp Fund, Institutional Shares							1,830,922	1,830,922

Total Cash Equivalents							4,578,249	4,578,249

Total Investments and Cash Equivalents—153.5%							$323,861,717	$322,382,143

Liabilities in Excess of Other Assets—(53.5)%								(112,315,749)
Net Assets—100.0%								$210,066,394

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted.

(2)	Valued based on our accounting policy (see Note 2).

(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.

(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(6)	Non-U.S. company or principal place of business outside the United States.

(7)	Non-income producing securities.

(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility.

(9)	Coupon is not subject to a LIBOR or Prime rate floor.

(10)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

We entered into the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate.

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

In April 2011, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PFLT.” From inception to date, we have issued 14,889,367 shares of common stock for gross proceeds of $216.2 million, or $207.5 million after deducting the sales load and underwriting expenses paid by us.

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

SEPTEMBER 30, 2014

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs are capitalized, on liabilities which we do not fair value, and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to taxation as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we have elected to retain a portion of our calendar year income and accrue an excise tax of $0.5 million, $0.1 million and less than $0.1 million for the years ended September 30, 2014, 2013 and 2012, respectively.

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

(f) Asset Transfers and Servicing

Asset transfers that do not meet ASC 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statement of Assets and Liabilities as investments. The creditors of Funding I have received a security interest in all its assets and such assets are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. or any affiliate of the Company.

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Advisers, in February 2014. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the fiscal years ended September 30, 2014, 2013 and 2012, the Investment Adviser earned a base management fee of $3.7 million, $2.2 million and $1.5 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser earned $2.6 million, $1.5 million and $0.3 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2014, 2013 and 2012 the Investment Adviser earned an incentive fee on capital gains of approximately $0.8 million, zero and zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2014, 2013 and 2012 was $0.1 million, $0.4 million and $0.3 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2014. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser was reimbursed approximately $0.5 million, $0.3 million and $0.2 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

In connection with our initial public offering, the Investment Adviser paid to the underwriters 2% of the sales load, or approximately $2.1 million in the aggregate, with respect to the offering of shares of our common stock. We (and indirectly our stockholders) agreed to repay this amount (a) if during any four consecutive calendar quarter-periods ending on or after April 13, 2012 our Pre-Incentive Fee Net Investment Income equaled or exceeded 1.75% (7.0% annualized) of our net assets at the beginning of such period (as adjusted for any issuances or repurchases of shares of our common stock) or (b) upon our liquidation. Based on actual returns, we met the conditions for repayment to the Investment Adviser at the quarter ended December 31, 2012 and repaid approximately $2.1 million to the Investment Adviser, who then purchased shares of our common stock in the secondary market.

4. INVESTMENTS

Purchases of investments, including PIK, for the years ended September 30, 2014, 2013 and 2012 totaled $248.8 million, $316.9 million and $128.8 million, respectively. Sales and repayments of investments for the same periods totaled $225.6 million, $174.9 million and $71.3 million, respectively.

Investments and cash equivalents consisted of the following:

	September 30, 2014		September 30, 2013
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$302,889,195	$302,565,355	$281,260,179	$281,046,248
Second lien	36,193,947	36,474,784	27,351,492	27,499,315
Subordinated debt / corporate notes	7,335,452	7,073,685	10,409,846	9,003,170
Preferred equity / common equity / warrants	1,935,701	2,314,668	261,951	255,161

Total investments	348,354,295	348,428,492	319,283,468	317,803,894

Cash equivalents	13,113,817	13,113,817	4,578,249	4,578,249

Total investments and cash equivalents	$361,468,112	$361,542,309	$323,861,717	$322,382,143

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries:

Industry Classification	September 30, 2014	September 30, 2013
Healthcare and Pharmaceuticals	16%	17%
High Tech Industries	14	6
Business Services	8	8
Consumer Services	8	8
Hotel, Gaming and Leisure	8	13
Media: Advertising, Printing and Publishing	7	7
Retail	7	3
Consumer Goods: Durable	6	1
Banking, Finance, Insurance and Real Estate	5	2
Aerospace and Defense	4	1
Automotive	3	2
Consumer Goods: Non-Durable	3	4
Chemicals, Plastics and Rubber	2	6
Energy: Oil and Gas	2	4
Media: Broadcasting and Subscription	2	1
Media: Diversified and Production	2	3
Beverage, Food and Tobacco	1	3
Construction and Building	1	3
Telecommunications	1	1
Containers, Packaging and Glass	—	1
Metals and Mining	—	1
All Other	—	5

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence were available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs for the years ended September 30, 2014 and 2013 has resulted in no and one reclassifications, respectively, from Level 3 to 2 as outlined in the table below.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$282,659,683	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	58,304,473	Market Comparable	Market Yield	6.5% – 14.1% (11.6%)
Equity investments	1,062,806	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	1,245,623	Enterprise Market Value	EBITDA multiple	5.0x – 9.5x (7.6x)

Total Level 3 investments	$343,272,585

Long-Term Credit Facility	$146,949,000	Market Comparable	Market Yield	3.6%

Asset Category	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$298,655,677	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	14,900,556	Market Comparable	Market Yield	7.3% – 15.2% (11.7%)
Equity investments	188,235	Enterprise Market Value	EBITDA multiple	7.0x

Total Level 3 investments	$313,744,468

Long-Term Credit Facility	$99,600,000	Market Comparable	Market Yield	3.6%

Our investments, cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$302,565,355	$—	$—	$302,565,355
Debt investments (Second lien)	36,474,784	—	—	36,474,784
Debt investments (Subordinated debt / corporate notes)	7,073,685	—	5,149,668	1,924,017
Equity investments	2,314,668	—	6,239	2,308,429

Total investments	348,428,492	—	5,155,907	343,272,585

Cash equivalents	13,113,817	13,113,817	—	—

Total investments and cash equivalents	$361,542,309	$13,113,817	$5,155,907	$343,272,585

Long-Term Credit Facility	$146,949,000	$—	$—	$146,949,000

	Fair Value at September 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$281,046,248	$—	$—	$281,046,248
Debt investments (Second lien)	27,499,315	—	1,635,000	25,864,315
Debt investments (Subordinated debt / corporate notes)	9,003,170	—	2,357,500	6,645,670
Equity investments	255,161	—	66,926	188,235

Total investments	317,803,894	—	4,059,426	313,744,468

Cash equivalents	4,578,249	4,578,249	—	—

Total investments and cash equivalents	$322,382,143	$4,578,249	$4,059,426	$313,744,468

Long-Term Credit Facility	$99,600,000	$—	$—	$99,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2014
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$281,046,248	$32,698,220	$313,744,468
Realized gains	2,097,241	774,948	2,872,189
Unrealized (depreciation) appreciation	(109,909)	567,020	457,111
Purchases, PIK and net discount accretion and non-cash exchanges	221,495,119	28,675,897	250,171,016
Sales, repayments and exchanges	(201,963,344)	(22,008,855)	(223,972,199)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$302,565,355	$40,707,230	$343,272,585

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(327,255)	$523,666	$196,411

	Year Ended September 30, 2013
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$150,209,747	$18,836,653	$169,046,400
Realized gains	1,806,088	1,768,848	3,574,936
Unrealized depreciation	(165,636)	(1,068,579)	(1,234,215)
Purchases, PIK and net discount accretion	285,042,834	33,818,899	318,861,733
Sales, repayments and exchanges	(155,846,785)	(19,071,351)	(174,918,136)
Transfers in and/or out of Level 3	—	(1,586,250)	(1,586,250)

Ending Balance	$281,046,248	$32,698,220	$313,744,468

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$1,279,203	$(2,777,703)	$(1,498,500)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value Year Ended September 30,
Long-Term Credit Facility	2014	2013
Beginning Balance (cost – $99,600,000 and $75,500,000, respectively)	$99,600,000	$75,122,500
Total unrealized appreciation included in earnings	549,000	377,500
Borrowings	148,200,000	235,350,000
Repayments	(101,400,000)	(211,250,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $146,400,000 and $99,600,000, respectively)	$146,949,000	$99,600,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.7 million, $0.4 million and $0.3 million relating to amendment fees on the Credit Facility during the years ended September 30, 2014, 2013 and 2012, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2014 and 2013, our Credit Facility had a net change in unrealized appreciation of $0.5 million and $0.4 million, respectively. As of September 30, 2014 and 2013, the net unrealized appreciation on our Credit Facility totaled $0.5 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Year Ended September 30,
	2014	2013	2012
Numerator for net increase in net assets resulting from operations	$20,513,971	$11,984,818	$11,960,878
Denominator for basic and diluted weighted average shares	14,898,056	9,587,877	6,850,667
Basic and diluted net increase in net assets per share resulting from operations	$1.38	$1.25	$1.75

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

7. TAXES AND DISTRIBUTIONS

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate. Dividends from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICs under the Code.

As of September 30, 2014 and 2013, the cost of investments for federal income tax purposes was $348.4 million and $319.3 million, respectively, resulting in a gross unrealized appreciation of $3.8 million and $3.7 million, respectively, and depreciation of $3.7 million and $5.2 million, respectively.

The following permanent differences were reclassified for tax purposes for the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
Decrease in paid-in capital	$254,753	$(81,503)	$(3,952)
Increase (decrease) in accumulated net realized gain	9,384	(1,223,913)	—
Increase in undistributed net investment income	245,369	1,305,416	3,952

The following reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended September 30,
	2014	2013	2012
Net increase in net assets resulting from operations	$20,513,971	$11,984,818	$11,960,878
Net change in unrealized (appreciation) depreciation on investments and Credit Facility	(1,004,771)	2,113,465	(4,739,272)
Other temporary book-to-tax differences	(505,752)	(380,461)	307,975
Other non-deductible expenses	1,251,555	917,665	42,027

Taxable income before deductions for distribution	$20,255,003	$14,635,487	$7,571,608

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows:

	As of September 30,
	2014	2013	2012
Undistributed ordinary income – tax basis	$10,097,482	$4,931,935	$2,035,854
Undistributed long-term capital gain	1,652,842	2,578,795	103,884

Total undistributed taxable income	11,750,324	7,510,730	2,139,738
Dividends payable and other book to tax differences	(3,989,324)	(3,461,027)	(2,228,826)
Net unrealized appreciation (depreciation) of investments and Credit Facility	(474,803)	(1,479,574)	633,891

Total accumulated surplus – book basis	$7,286,197	$2,570,129	$544,803

The tax characteristics of distributions declared, in accordance with Section 19(a) under the 1940 Act, are as follows:

	Year Ended September 30,
	2014	2013	2012
Ordinary income	$13,473,860	$9,937,113	$6,234,106
Long-term capital gain	2,578,795	103,884	—

Total distributions	$16,052,655	$10,040,997	$6,234,106

Total distributions per share	$1.08	$1.05	$0.91

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

8. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2014 and 2013, cash equivalents consisted of money market funds in the amounts of $13.1 million and $4.6 million, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Year Ended September 30,			For the period from March 4, 2011 (commencement of operations) to September 30, 2011
	2014	2013	2012
Per Share Data:
Net asset value, beginning of period	$14.10	$13.98	$13.44	$—

Net investment income(1)	1.12	1.10	0.92	0.05
Net change in realized and unrealized gain (loss)(1)	0.26	0.15	0.83	(0.56)

Net increase (decrease) in net assets resulting from operations(1)	1.38	1.25	1.75	(0.51)
Distributions to stockholders(1),(2)
Distribution of net investment income	(0.84)	(0.95)	(0.86)	—
Distribution of realized gains	(0.24)	(0.10)	(0.05)	—

Total distributions to stockholders	(1.08)	(1.05)	(0.91)	(0.25)
Initial issuance of common stock	—	—	—	15.00
Effect of offering costs(1)	—	(0.08)	(0.30)	(0.80)

Net asset value, end of period	$14.40	$14.10	$13.98	$13.44

Per share market value, end of period	$13.78	$13.78	$12.67	$10.55

Total return*(3)	8.05%	17.17%	29.43%	(28.13)%
Shares outstanding at end of period	14,898,056	14,898,056	6,850,667	6,850,667

Ratios / Supplemental Data*:
Ratio of operating expenses to average net assets(4)	4.45%	4.43%	4.20%	1.16%
Ratio of Credit Facility related expenses to average net assets(5)	1.95%	1.66%	1.89%	1.61%

Ratio of total expenses to average net assets(5)	6.40%	6.09%	6.09%	2.77%
Ratio of net investment income to average net assets(5)	7.77%	7.68%	6.64%	0.34%
Net assets at end of period	$214,527,710	$210,066,394	$95,743,877	$92,072,105

Average debt outstanding	$147,599,452	$71,678,836	$46,133,607	$7,550,877

Average debt per share(1)	$9.91	$7.48	$6.73	$1.11
Asset coverage per unit(6)	$2,460	$3,109	$2,275	$4,735
Portfolio turnover ratio	62.74%	81.89%	50.68%	37.53%

*	Not annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude Credit Facility related costs.
(5)	Credit Facility amendment costs, if any, are not annualized.
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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

10. CREDIT FACILITY

Funding I’s Credit Facility with the Lender is $200 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of September 30, 2014 and September 30, 2013, Funding I had $146.4 million and $99.6 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.16% and 2.18%, respectively, excluding the 0.375% undrawn commitment fee. The weighted average cost of debt for the years ended September 30, 2014, 2013 and 2012, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.35%, 2.59% and 3.21%, respectively.

During the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in May 2018. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2014, we were in compliance with the covenants relating to our Credit Facility.

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

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2014
	Q4	Q3	Q2	Q1
Total investment income	$8,221	$7,669	$7,623	$6,844
Net investment income	$5,320	$4,363	$3,725	$3,228
Net realized and unrealized (loss) gain	$(3,043)	$579	$3,513	$2,829
Net increase in net assets resulting from operations	$2,278	$4,942	$7,237	$6,057
Net increase in net assets resulting from operations per common share *	$0.15	$0.33	$0.49	$0.41
Net asset value per share at the end of the quarter	$14.40	$14.52	$14.46	$14.24
Market value per share at the end of the quarter	$13.78	$14.29	$13.82	$13.73

	2013
	Q4	Q3	Q2	Q1
Total investment income	$6,095	$4,670	$4,140	$3,963
Net investment income	$3,581	$3,217	$1,666	$2,059
Net realized and unrealized gain (loss)	$1,866	$(1,650)	$1,540	$(294)
Net increase in net assets resulting from operations	$5,447	$1,567	$3,206	$1,765
Net increase in net assets resulting from operations per common share*	$0.39	$0.15	$0.45	$0.26
Net asset value per share at the end of the quarter	$14.10	$13.98	$14.10	$13.99
Market value per share at the end of the quarter	$13.78	$14.14	$13.96	$12.70

	2012
	Q4	Q3	Q2	Q1
Total investment income	$3,487	$3,201	$2,944	$2,467
Net investment income	$1,544	$1,846	$1,545	$1,375
Net realized and unrealized gain (loss)	$2,400	$(1,459)	$2,980	$1,730
Net increase in net assets resulting from operations	$3,944	$387	$4,525	$3,105
Net increase in net assets resulting from operations per common share *	$0.58	$0.06	$0.66	$0.45
Net asset value per share at the end of the quarter	$13.98	$13.94	$14.12	$13.68
Market value per share at the end of the quarter	$12.67	$11.90	$11.75	$10.30

* Based on the weighted average shares outstanding for the respective periods.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 9B.  Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements — Refer to Item 8 starting on page 52.

(2)	Financial Statement Schedules — None.

(3)	Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 14, 2013).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1	Second Amended and Restated Revolving Credit and Security Agreement, dated as of October 1, 2013 among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as backup collateral manager, and as custodian (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 14, 2013).

10.2	Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on June 29, 2011).

10.3	Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 99(k)(2) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.5	Amended and Restated Investment Advisory Agreement, dated as of August 7, 2012, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 9, 2012).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiary of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed November 17, 2011).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR H. PENN Arthur H. Penn	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 13, 2014

/S/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 13, 2014

/S/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 13, 2014

/S/ JEFFREY FLUG Jeffrey Flug	Director	November 13, 2014

/S/ MARSHALL BROZOST Marshall Brozost	Director	November 13, 2014

/S/ SAMUEL L. KATZ Samuel L. Katz	Director	November 13, 2014