Form 10-Q
period 2014-12-31
PennantPark Floating Rate Capital Ltd.
filed 2015-02-05
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

(212) 905-1000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 5, 2015 was 14,898,056.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiary, PennantPark Floating Rate Funding I, LLC, or Funding I; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our senior secured revolving credit facility, as amended, or the Credit Facility, and our business include investments we make through Funding I.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014 (unaudited)	September 30, 2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$348,017,575 and $348,354,295, respectively)	$343,194,642	$348,428,492
Cash equivalents (See Note 7)	10,385,490	13,113,817
Interest receivable	2,162,761	1,773,870
Receivable for investments sold	—	9,001,938
Prepaid expenses and other assets	502,728	556,359

Total assets	356,245,621	372,874,476

Liabilities
Distributions payable	1,340,825	1,340,825
Payable for investments purchased	4,900,000	3,162,000
Unfunded investments	—	2,705,882
Credit Facility payable (cost—$135,500,000 and $146,400,000, respectively) (See Notes 5 and 9)	136,008,125	146,949,000
Interest payable on Credit Facility	283,642	284,906
Management fee payable (See Note 3)	883,370	914,978
Performance-based incentive fee payable (See Note 3)	829,739	2,180,604
Accrued other expenses	1,056,483	808,571

Total liabilities	145,302,184	158,346,766

Commitments and contingencies (See Note 10)
Net assets
Common stock, 14,898,056 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	14,898	14,898
Paid-in capital in excess of par value	207,226,615	207,226,615
Undistributed net investment income	6,324,062	4,878,091
Accumulated net realized gain on investments	2,708,920	2,882,909
Net unrealized (depreciation) appreciation on investments	(4,822,933)	74,197
Net unrealized appreciation on Credit Facility	(508,125)	(549,000)

Total net assets	$210,943,437	$214,527,710

Total liabilities and net assets	$356,245,621	$372,874,476

Net asset value per share	$14.16	$14.40

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Investment income:
From non-controlled, non-affiliated investments:
Interest	$7,448,774	$6,754,247
Other income	27,946	89,646

Total investment income	7,476,720	6,843,893

Expenses:
Base management fee (See Note 3)	883,370	881,803
Performance-based incentive fee (See Note 3)	(314,057)	683,150
Interest and expenses on the Credit Facility (See Note 9)	885,758	736,437
Administrative services expenses (See Note 3)	226,000	201,000
Other general and administrative expenses	217,203	290,640

Expenses before excise tax and amendment costs	1,898,274	2,793,030
Excise tax	110,000	110,000
Credit Facility amendment costs (See Notes 5 and 9)	—	712,930

Total expenses	2,008,274	3,615,960

Net investment income	5,468,446	3,227,933

Realized and unrealized (loss) gain on investments and Credit Facility:
Net realized (loss) gain on non-controlled, non-affiliated investments	(173,989)	594,057
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(4,897,130)	2,234,791
Credit Facility appreciation (See Note 5)	40,875	—

Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(4,856,255)	2,234,791

Net realized and unrealized (loss) gain from investments and Credit Facility	(5,030,244)	2,828,848

Net increase in net assets resulting from operations	$438,202	$6,056,781

Net increase in net assets resulting from operations per common share (See Note 6)	$0.03	$0.41

Net investment income per common share	$0.37	$0.22

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net increase in net assets from operations:
Net investment income	$5,468,446	$3,227,933
Net realized (loss) gain on investments	(173,989)	594,057
Net change in unrealized (depreciation) appreciation on investments	(4,897,130)	2,234,791
Net change in unrealized appreciation on Credit Facility	40,875	—

Net increase in net assets resulting from operations	438,202	6,056,781

Distributions to stockholders:	(4,022,475)	(3,985,230)

Net (decrease) increase in net assets	(3,584,273)	2,071,551

Net assets:
Beginning of period	214,527,710	210,066,394

End of period	$210,943,437	$212,137,945

Undistributed (Distributions in excess of) net investment income, end of period	$6,324,062	$(282,531)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$438,202	$6,056,781
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in unrealized depreciation (appreciation) on investments	4,897,130	(2,234,791)
Net change in unrealized appreciation on Credit Facility	(40,875)	—
Net realized loss (gain) on investments	173,989	(594,057)
Net accretion of discount and amortization of premium	(292,312)	(301,795)
Purchases of investments	(46,998,949)	(103,914,361)
Payment-in-kind interest	(168,128)	(51,042)
Proceeds from dispositions of investments	44,916,238	55,416,308
(Increase) decrease in interest receivable	(388,891)	232,643
Decrease (increase) in receivable for investments sold	9,001,938	(2,699,174)
Decrease in prepaid expenses and other assets	53,631	98,358
Increase in payable for investments purchased	1,738,000	12,613,912
(Decrease) increase in interest payable on Credit Facility	(1,264)	88,983
(Decrease) increase in management fee payable	(31,608)	150,168
(Decrease) increase in performance-based incentive fee payable	(1,350,865)	182,943
Increase in accrued other expenses	247,912	39,882

Net cash provided (used) by operating activities	12,194,148	(34,915,242)

Cash flows from financing activities:
Distributions paid to stockholders	(4,022,475)	(3,947,985)
Borrowings under Credit Facility (See Notes 5 and 9)	34,300,000	54,800,000
Repayments under Credit Facility (See Notes 5 and 9)	(45,200,000)	(15,200,000)

Net cash (used) provided by financing activities	(14,922,475)	35,652,015

Net (decrease) increase in cash equivalents	(2,728,327)	736,773
Cash equivalents, beginning of period	13,113,817	4,578,249

Cash equivalents, end of period	$10,385,490	$5,315,022

Supplemental disclosure of cash flow information:
Interest paid	$852,022	$647,454

Conversions and non-cash exchanges	$—	$5,952,277

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—162.7% (3), (4) First Lien Secured Debt—136.8%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.92%	L+1,175	(9)	8,944,758	$8,764,459	$9,035,782
AKA Diversified Holdings, Inc. (Revolver) (10)	04/02/2018	Retail	—	—		2,000,000	—	—
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%	L+575		7,315,907	7,274,571	7,242,748
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%	L+500		4,276,316	4,245,305	4,233,553
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%	L+825		1,386,000	1,348,528	1,379,070
ARC Automotive Group, Inc.	10/12/2020	Automotive	6.00%	L+500		4,000,000	3,960,637	3,940,000
Ascend Learning, LLC	07/31/2019	Media: Broadcasting and Subscription	6.00%	L+500		3,476,244	3,463,334	3,443,218
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%	L+550		2,910,000	2,895,082	2,906,363
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	6.50%	L+550		5,225,000	5,161,611	4,650,250
Blue Bird Body Company	06/29/2020	Automotive	6.50%	L+550		5,000,000	4,930,141	4,950,000
Bowlmor AMF, Corp.	09/17/2021	Retail	7.25%	L+625		7,980,000	7,864,024	7,820,400
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700		5,000,000	4,959,522	4,925,000
Charming Charlie LLC	12/24/2019	Retail	9.00%	L+800		4,466,250	4,407,915	4,388,091
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%	L+600		4,975,000	4,930,756	4,975,000
Creative Circle, LLC	06/25/2020	Media: Advertising, Printing and Publishing	5.50%	L+450		5,480,000	5,429,268	5,411,500
CRGT Inc.	12/21/2020	High Tech Industries	7.50%	L+650		5,000,000	4,900,000	4,900,000
Curo Health Services, LLC	06/08/2020	Healthcare and Pharmaceuticals	5.75%	L+475		1,990,000	1,944,071	1,980,050
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%	L+575		3,245,401	3,213,228	3,245,401
DISA Global Solutions, Inc.	12/09/2020	Business Services	6.75%	P+325		5,000,000	4,950,645	4,950,000
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	5.50%	L+450		922,646	922,646	881,127
eResearchTechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%	L+475		2,858,864	2,848,585	2,837,423
e-Rewards, Inc.	10/29/2018	High Tech Industries	6.00%	L+500		9,750,000	9,595,049	9,603,750
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%	L+500		3,601,500	3,581,865	3,587,994
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%	L+525		3,960,000	3,926,945	3,900,600
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%	L+550		1,005,997	1,004,383	995,937
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%	L+500		6,930,000	6,871,538	6,860,700
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%	L+450		4,937,500	4,899,610	4,863,437
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%	L+800		1,200,000	1,182,236	1,188,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%	L+475		4,875,000	4,833,566	4,777,500
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%	L+550		6,912,500	6,848,137	6,791,531
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%	L+625		7,000,000	6,861,762	6,860,000
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%	—		2,000,000	1,979,417	2,120,000
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%	L+600		12,054,858	11,928,227	10,849,372
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	12.56%	P+931		1,500,000	1,500,000	1,531,986
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%	L+450		5,430,929	5,359,391	5,430,929
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%	L+1,100		4,500,000	4,438,581	4,500,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%	L+850		5,140,179	5,064,210	5,114,478
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%	L+900		6,080,677	5,978,159	5,830,762
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%	L+450		1,980,006	1,971,921	1,933,812
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%	L+525		5,910,000	5,840,885	5,722,830
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%	L+575		2,498,943	2,479,596	2,480,201
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%	L+525		8,992,647	8,922,130	8,799,305
Patriot National, Inc.	11/27/2018	Banking, Finance, Insurance and Real Estate	12.50%	L+1,150		12,657,115	12,125,854	13,036,829
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%	L+475		7,697,766	7,637,544	7,630,411
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%	L+500		8,282,346	8,171,652	7,868,228
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%	L+650		4,962,500	4,920,518	4,883,944
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	9.00%	L+750		3,630,947	3,601,036	3,612,123
Robertshaw US Holding Corp. (Revolver)	06/18/2019	Consumer Goods: Durable	9.00%	L+750		112,941	112,941	112,351
Robertshaw US Holding Corp. (Revolver) (10)	06/18/2019	Consumer Goods: Durable	—	—		592,941	—	(3,101)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2014

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725	11,970,000	$11,872,150	$11,970,000
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750	6,598,671	6,360,526	5,938,804
St. George’s University Scholastic Services LLC (6), (11)	08/09/2021	Consumer Services	5.75%		L+475	1,595,000	1,587,066	1,575,062
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,330,000	3,304,234	3,238,758
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500	5,000,000	4,950,428	4,937,500
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400	5,940,000	5,915,264	5,895,450
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475	4,987,500	4,939,009	4,463,813
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.00%		L+575	4,843,177	4,778,408	4,800,800
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550	2,000,000	1,803,711	1,840,000
UniTek Global Services, Inc. (8)	01/21/2015	Telecommunications	9.50 (PIK 1.00	% %)	L+850	182,094	182,094	182,094
UniTek Global Services, Inc. (8), (10)	01/21/2015	Telecommunications	—		—	443,344	—	—
UniTek Global Services, Inc. (8)	04/15/2016	Telecommunications	10.25 (PIK 5.25	% %)	L+925	137,899	137,899	137,899
UniTek Global Services, Inc.	04/16/2018	Telecommunications	—	(7)	—	2,343,960	2,310,515	1,523,574
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.25%		L+550	2,918,163	2,909,632	2,184,975
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	2,975,153	2,936,566	2,766,892
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800	3,600,000	3,564,003	3,600,000
YP LLC	06/04/2018	Media: Advertising, Printing and Publishing	8.00%		L+675	2,678,261	2,628,492	2,681,609
Zest Holdings, LLC	08/17/2020	Healthcare and Pharmaceuticals	5.25%		L+425	1,905,381	1,905,381	1,895,854

Total First Lien Secured Debt							292,136,859	288,611,969

Second Lien Secured Debt—21.6%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	1,000,000	1,000,000	985,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,675,292	1,310,071
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,465,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000	11,000,000	10,364,874	10,340,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000	4,000,000	3,929,352	3,938,813
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	7,027,544	6,993,500
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050	11,000,000	10,894,146	10,340,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775	5,600,000	5,528,912	5,530,000
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	10.00%		—	2,812,500	2,656,974	2,531,250

Total Second Lien Secured Debt							46,577,094	45,433,634

Subordinated Debt/Corporate Notes—3.1% (8)
Affinion Group Holdings, Inc.	09/14/2018	Consumer Goods: Durable	14.50 (PIK 14.50	% %)	—	4,161,233	3,664,069	3,370,599
Affinion Investments LLC	08/15/2018	Consumer Goods: Durable	13.50%		—	1,734,000	1,734,000	1,300,500
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.50 (PIK 1.25	% %)	—	2,000,044	1,969,852	1,882,084

Total Subordinated Debt Corporate Notes							7,367,921	6,553,183

Preferred Equity—0.2% (7), (8)
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	8.00%		—	400	399,704	421,665

Common Equity/Warrants—1.0% (7), (8)
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	554,715	1,186,649	1,000,296
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	1,135,743	—	—
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	—		—	30	296	30,874
Patriot National, Inc. (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—	7,403	151,853	605,336
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,285	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2014

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—	—	15,179	$56,895	$291,174
Z Wireless Holdings, Inc. (AKA Diversified Holdings, Inc.) (Warrants)	10/21/2021	Retail	—	—	463	45,019	246,511

Total Common Equity/Warrants						1,535,997	2,174,191

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						348,017,575	343,194,642
Cash Equivalents—4.9%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares						10,385,490	10,385,490

Total Investments and Cash Equivalents—167.6%						$358,403,065	$353,580,132

Liabilities in Excess of Other Assets—(67.6)%							(142,636,695)
Net Assets—100.0%							$210,943,437

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

(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—162.4% (3), (4) First Lien Secured Debt—141.0%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.92%	L+1,175	(9)	9,060,104	$8,865,835	$9,167,028
AKA Diversified Holdings, Inc. (10)	04/02/2018	Retail	—	—		2,000,000	2,000,000	2,023,603
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%	L+575		7,334,751	7,289,756	7,261,403
Alvogen Pharma US, Inc.	05/23/2018	Healthcare and Pharmaceuticals	7.00%	L+575		2,764,276	2,738,582	2,781,553
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%	L+500		4,333,333	4,299,220	4,327,917
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%	L+825		1,389,500	1,351,463	1,396,447
Ascend Learning, LLC	07/31/2019	Media: Broadcasting and Subscription	6.00%	L+500		3,476,244	3,463,094	3,479,720
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%	L+550		2,917,500	2,900,680	2,902,912
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.00%	L+400		2,947,500	2,924,974	2,956,107
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	6.50%	L+550		5,293,750	5,228,951	5,240,812
BBB Industries, LLC	03/27/2019	Automotive	5.50%	L+425		3,023,140	3,004,531	3,005,515
Blue Bird Body Company	06/29/2020	Automotive	6.50%	L+550		5,000,000	4,927,548	4,925,000
Bowlmor AMF, Corp.	09/17/2021	Retail	7.25%	L+625		8,000,000	7,880,197	7,970,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700		5,000,000	4,957,132	5,087,500
Charming Charlie LLC	12/24/2019	Retail	9.00%	L+800		4,477,500	4,416,233	4,477,500
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%	L+600		4,975,000	4,928,906	4,975,000
Creative Circle, LLC	06/25/2020	Media: Advertising, Printing and Publishing	5.50%	L+450		5,900,000	5,843,227	5,811,500
Curo Health Services, LLC	06/08/2020	Healthcare and Pharmaceuticals	5.75%	L+475		1,995,000	1,947,166	1,963,419
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%	L+575		3,253,740	3,218,698	3,172,396
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	5.50%	L+450		924,982	924,982	915,732
eResearchTechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%	L+475		2,858,864	2,847,367	2,855,291
e-Rewards, Inc.	10/29/2018	High Tech Industries	6.00%	L+500		9,812,500	9,652,736	9,665,312
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%	L+475		4,258,929	4,226,747	4,258,929
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%	L+500		3,610,688	3,591,818	3,592,634
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%	L+525		3,970,000	3,934,577	3,840,975
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%	L+550		1,096,930	1,094,839	1,094,188
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%	L+500		6,947,500	6,888,768	6,912,762
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%	L+450		4,950,000	4,909,380	4,894,312
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%	L+800		1,200,000	1,182,000	1,182,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%	L+475		4,906,250	4,864,869	4,881,719
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%	L+550		7,000,000	6,931,037	6,912,500
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%	—		2,000,000	1,977,245	2,167,500
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%	L+600		12,409,413	12,270,960	11,788,942
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	13.16%	P+992		1,500,000	1,500,000	1,535,715
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%	L+450		5,453,617	5,377,967	5,453,617
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%	L+1,100		4,500,000	4,436,038	4,500,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%	L+850		5,140,179	5,059,028	5,114,478
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%	L+900		6,157,648	6,048,214	6,064,275
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%	L+450		1,985,004	1,977,359	1,967,635
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%	L+525		5,925,000	5,855,212	5,821,312
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%	L+575		2,505,285	2,484,597	2,506,864
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.25%	L+425		8,130,872	8,111,416	8,090,218
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%	L+525		9,900,000	9,817,130	9,809,217
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	11/27/2018	Banking, Finance, Insurance and Real Estate	12.50%	L+1,150		13,293,846	12,716,069	13,426,785
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%	L+475		7,717,766	7,653,621	7,669,530
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%	L+500		8,303,261	8,187,838	8,220,228
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%	L+650		4,962,500	4,921,444	4,970,787
RCS Capital Corporation	04/29/2019	Banking, Finance, Insurance and Real Estate	6.50%	L+550		4,937,500	4,891,688	4,956,016
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.)	06/18/2019	Consumer Goods: Durable	9.00%	L+750		3,294,118	3,262,700	3,288,278

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2014

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.) (10)	06/18/2019	Consumer Goods: Durable	—		—	705,882	$705,882	$704,631
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725	12,000,000	11,898,121	12,000,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350	1,980,002	1,963,277	1,955,252
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750	6,643,409	6,382,042	5,979,068
St. George’s University Scholastic Services LLC (6)	08/09/2021	Consumer Services	5.75%		L+475	2,000,000	1,990,000	2,002,500
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575	3,375,000	3,347,830	3,366,563
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600	925,000	910,694	922,688
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400	5,955,000	5,931,546	5,910,338
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475	5,000,000	4,950,448	4,968,750
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625	4,843,177	4,775,215	4,861,339
UniTek Global Services, Inc. (8)	04/15/2016	Telecommunications	12.25 (PIK 7.25%)		L+1,125	135,817	135,817	135,817
UniTek Global Services, Inc.	04/16/2018	Telecommunications	—	(7)	—	2,184,319	2,150,875	1,332,435
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.26%		L+550	2,925,663	2,915,553	2,157,677
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	3,017,653	2,977,186	2,844,138
YP LLC	06/04/2018	Media: Advertising, Printing and Publishing	8.00%		L+675	3,224,845	3,160,701	3,230,907
Zest Holdings, LLC	08/17/2020	Healthcare and Pharmaceuticals	5.25%		L+425	8,910,169	8,910,169	8,910,169

Total First Lien Secured Debt							302,889,195	302,565,355

Second Lien Secured Debt—17.0%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	1,000,000	1,000,000	1,080,000
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,675,421	1,687,250
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,613,750
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000	4,000,000	3,926,394	4,059,524
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	7,100,000	7,026,077	7,023,107
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050	11,000,000	10,893,446	10,780,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775	5,600,000	5,527,495	5,593,000
Sunshine Oilsands Ltd. (5), (6), (8)	08/01/2017	Energy: Oil and Gas	10.00%		—	2,812,500	2,645,114	2,638,153

Total Second Lien Secured Debt							36,193,947	36,474,784

Subordinated Debt/Corporate Notes—3.3% (8)
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Goods: Durable	14.50 (PIK 14.50	% %)	—	4,161,233	3,639,478	3,537,048
Affinion Investments LLC (5)	08/15/2018	Consumer Goods: Durable	13.50%		—	1,734,000	1,734,000	1,612,620
Credit Infonet, Inc.	10/26/2018	High Tech Industries	12.50 (PIK 1.25	% %)	—	1,993,762	1,961,974	1,924,017

Total Subordinated Debt/Corporate Notes							7,335,452	7,073,685

Preferred Equity—0.2% (7), (8)
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	8.00%		—	400	399,704	421,215

Common Equity/Warrants—0.9% (7), (8)
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	554,715	1,186,649	1,040,091
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	1,135,743	—	22,715
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	—		—	30	296	58,055
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—	7,403	151,853	399,833
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—		—	56,717	95,285	6,239

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2014

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Media: Advertising, Printing and Publishing	—	—	15,179	$56,895	$244,631
Z Wireless Holdings, Inc. (AKA Diversified Holdings, Inc.) (Warrants)	10/21/2021	Retail	—	—	463	45,019	121,889

Total Common Equity/Warrants						1,535,997	1,893,453

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						348,354,295	348,428,492
Cash Equivalents—6.1%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares						13,113,817	13,113,817

Total Investments and Cash Equivalents—168.5%						$361,468,112	$361,542,309

Liabilities in Excess of Other Assets—(68.5)%							(147,014,599)
Net Assets—100.0%							$214,527,710

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

DECEMBER 31, 2014

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

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allows Funding I to borrow up to $200 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 9.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

Our portfolio generally consists of illiquid securities, including debt and equity investments. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

DECEMBER 31, 2014

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

(5)	Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investments and Credit Facility during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to taxation as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we have elected to retain a portion of our calendar year income and accrue an excise tax of $0.1 million and $0.1 million, for the three months ended December 31, 2014 and 2013, respectively.

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

DECEMBER 31, 2014

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Advisers, in February 2015. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded investments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2014 and 2013, the Investment Adviser earned base management fees of $0.9 million and $0.9 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2014 and 2013, the Investment Adviser earned $0.7 million and $0.1 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2014 and 2013 the Investment Adviser earned an incentive fee on capital gains of $(0.4) million and $0.4 million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2014 and 2013 was $(0.6) million and $0.2 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2014

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2015. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For each of the three months ended December 31, 2014 and 2013, the Investment Adviser was reimbursed approximately $0.1 million from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2014 and 2013 totaled $47.2 million and $104.0 million, respectively. Sales and repayments of investments for the same periods totaled $44.9 million and $55.4 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2014		September 30, 2014
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$292,136,859	$288,611,969	$302,889,195	$302,565,355
Second lien	46,577,094	45,433,634	36,193,947	36,474,784
Subordinated debt / corporate notes	7,367,921	6,553,183	7,335,452	7,073,685
Preferred equity / common equity / warrants	1,935,701	2,595,856	1,935,701	2,314,668

Total investments	348,017,575	343,194,642	348,354,295	348,428,492

Cash equivalents	10,385,490	10,385,490	13,113,817	13,113,817

Total investments and cash equivalents	$358,403,065	$353,580,132	$361,468,112	$361,542,309

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	December 31, 2014	September 30, 2014
High Tech Industries	15%	14%
Business Services	11	8
Healthcare and Pharmaceuticals	9	16
Consumer Services	8	8
Hotel, Gaming and Leisure	8	8
Media: Advertising, Printing and Publishing	7	7
Retail	6	7
Banking, Finance, Insurance and Real Estate	5	5
Consumer Goods: Durable	5	6
Aerospace and Defense	4	4
Consumer Goods: Non-Durable	4	3
Automotive	3	3
Construction and Building	3	1
Wholesale	3	—
Chemicals, Plastics and Rubber	2	2
Energy: Oil and Gas	2	2
Media: Diversified and Production	2	2
All Other	3	4

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2014

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2014 and 2013, our ability to observe valuation inputs resulted in one reclassification from Level 2 to 3 and no reclassification of assets between levels, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2014

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of December 31, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$252,435,911	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	86,862,375	Market Comparable	Market Yield	6.4% – 23.0% (12.0%)
Equity investments	2,595,856	Enterprise Market Value	EBITDA multiple	6.0x – 10.0x (7.7x)

Total Level 3 investments	$341,894,142

Long-Term Credit Facility	$136,008,125	Market Comparable	Market Yield	3.3%

Asset Category	Fair Value as of September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$282,659,683	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	58,304,473	Market Comparable	Market Yield	6.5% – 14.1% (11.6%)
Equity investments	1,062,806	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	1,245,623	Enterprise Market Value	EBITDA multiple	5.0x – 9.5x (7.6x)

Total Level 3 investments	$343,272,585

Long-Term Credit Facility	$146,949,000	Market Comparable	Market Yield	3.6%

Our investments, cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at December 31, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$288,611,969	$—	$—	$288,611,969
Debt investments (Second lien)	45,433,634	—	—	45,433,634
Debt investments (Subordinated debt / corporate notes)	6,553,183	—	1,300,500	5,252,683
Equity investments	2,595,856	—	—	2,595,856

Total investments	343,194,642	—	1,300,500	341,894,142

Cash equivalents	10,385,490	10,385,490	—	—

Total investments and cash equivalents	$353,580,132	$10,385,490	$1,300,500	$341,894,142

Long-Term Credit Facility	$136,008,125	$—	$—	$136,008,125

	Fair Value Measurements at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$302,565,355	$—	$—	$302,565,355
Debt investments (Second lien)	36,474,784	—	—	36,474,784
Debt investments (Subordinated debt / corporate notes)	7,073,685	—	5,149,668	1,924,017
Equity investments	2,314,668	—	6,239	2,308,429

Total investments	348,428,492	—	5,155,907	343,272,585

Cash equivalents	13,113,817	13,113,817	—	—

Total investments and cash equivalents	$361,542,309	$13,113,817	$5,155,907	$343,272,585

Long-Term Credit Facility	$146,949,000	$—	$—	$146,949,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2014

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2014
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$302,565,355	$40,707,230	$343,272,585
Net realized losses	(171,920)	—	(171,920)
Net unrealized depreciation	(3,201,049)	(1,186,681)	(4,387,730)
Purchases, PIK interest, net discount accretion and non-cash exchanges	34,337,890	10,391,025	44,728,915
Sales, repayments and exchanges	(44,918,307)	—	(44,918,307)
Transfers in and/or out of Level 3	—	3,370,599	3,370,599

Ending Balance	$288,611,969	$53,282,173	$341,894,142

Net change in unrealized appreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,046,683)	$(1,377,721)	$(4,424,404)

	Three Months Ended December 31, 2013
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$281,046,248	$32,698,220	$313,744,468
Net realized gains	582,127	49,674	631,801
Net unrealized appreciation	678,919	105,240	784,159
Purchases, PIK interest, net discount accretion and non-cash exchanges	95,547,262	8,171,207	103,718,469
Sales, repayments and exchanges	(51,614,701)	(2,159,107)	(53,773,808)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$326,239,855	$38,865,234	$365,105,089

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$1,026,713	$190,040	$1,216,753

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2014

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Three Months Ended December 31,
Long-Term Credit Facility	2014	2013
Beginning Balance (cost – $146,400,000 and $99,600,000, respectively)	$146,949,000	$99,600,000
Net change in unrealized appreciation included in earnings	(40,875)	—
Borrowings	34,300,000	54,800,000
Repayments	(45,200,000)	(15,200,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $135,500,000 and $139,200,000, respectively)	$136,008,125	$139,200,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $0.7 million, respectively, relating to amendment fees on the Credit Facility during the three months ended December 31, 2014 and 2013. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2014 and 2013, we had a net change in unrealized appreciation of less than $0.1 million and zero, respectively. As of December 31, 2014 and September 30, 2014, the net unrealized appreciation on our Credit Facility totaled $0.5 million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2014	2013
Numerator for net increase in net assets resulting from operations	$438,202	$6,056,781
Denominator for basic and diluted weighted average shares	14,898,056	14,898,056
Basic and diluted net increase in net assets per share resulting from operations	$0.03	$0.41

7. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2014 and September 30, 2014, our cash equivalents consisted of money market funds in the amounts of $10.4 million and $13.1 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2014

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2014	2013
Per Share Data:
Net asset value, beginning of period	$14.40	$14.10
Net investment income (1)	0.37	0.22
Net realized and unrealized (loss) gain (1)	(0.34)	0.19

Net increase in net assets resulting from operations (1)	0.03	0.41
Distributions to stockholders (1), (2)	(0.27)	(0.27)

Net asset value, end of period	$14.16	$14.24

Per share market value, end of period	$13.73	$13.73

Total return* (3)	1.55%	1.61%
Shares outstanding at end of period	14,898,056	14,898,056

Ratios **/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	2.11%	4.09%
Ratio of Credit Facility related expenses to average net assets (5)	1.67%	1.73%

Ratio of total expenses to average net assets	3.78%	5.82%
Ratio of net investment income to average net assets (5)	10.29%	7.11%
Net assets at end of period	$210,943,437	$212,137,945

Weighted average debt outstanding	$143,708,696	$119,535,870

Weighted average debt per share (1)	$9.65	$8.02
Asset coverage per unit (6)	$2,551	$2,524
Portfolio turnover ratio	51.92%	65.66%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs.
(5)	Credit Facility amendment costs, if any, are not annualized.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

9. CREDIT FACILITY

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of December 31, 2014 and September 30, 2014, Funding I had $135.5 million and $146.4 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.18% and 2.16%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the three months ended December 31, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.47% and 2.46%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2014, we were in compliance with the covenants relating to our Credit Facility.

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

DECEMBER 31, 2014

(Unaudited)

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

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedule of Investments. As of December 31, 2014 and 2013, we had $3.0 million and $2.7 million, respectively, in commitments to fund various revolving and delayed draw investments.

11. SUBSEQUENT EVENTS

After quarter-end, Patriot National, Inc. priced and closed an initial public offering. Our proceeds of approximately $14 million resulted in about $0.09 per share of realized gain, an increase in NAV per share of about $0.06 and about $0.05 per share of other income. Additionally, subsequent to quarter-end, UniTek Global Services, Inc. restructured its debt, and is no longer on non-accrual status.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”), including the consolidated schedule of investments, as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the three months ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 13, 2014, we expressed an unqualified opinion on those financial statements.

/s/ McGladrey LLP

New York, New York

February 5, 2015

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized, and we accrete or amortize such amounts as income or expense, as applicable, using the effective interest method. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2014, our portfolio totaled $343.2 million and consisted of $288.6 million of senior secured loans, $45.4 million of second lien secured debt and $9.2 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 95% variable-rate investments (including 92% with a LIBOR or prime floor) and 5% fixed-rate investments. As of December 31, 2014, we had one non-accrual debt investment, representing 0.7% of our overall portfolio on a cost basis. Overall, the portfolio had net unrealized depreciation of $4.8 million. Our overall portfolio consisted of 72 companies with an average investment size of $4.8 million, had a weighted average yield on debt investments of 8.5%, and was invested 84% in senior secured loans, 13% in second lien secured debt and 3% in subordinated debt, preferred and common equity.

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

For the three months ended December 31, 2014, we invested $47.0 million in eight new and five existing portfolio companies with a weighted average yield on debt investments of 8.5%. Sales and repayments of investments for the three months ended December 31, 2014 totaled $44.9 million.

For the three months ended December 31, 2013, we invested $103.9 million in 17 new and 11 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the three months ended December 31, 2013 totaled $55.4 million.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $0.7 million, respectively, relating to amendment fees on the Credit Facility during the three months ended December 31, 2014 and 2013, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2014 and 2013, the Credit Facility had a net change in unrealized appreciation of less than $0.1 million and zero, respectively. As of December 31, 2014 and September 30, 2014, the net unrealized appreciation on our Credit Facility totaled $0.5 million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2014 and 2013.

Investment Income

Investment income for the three months ended December 31, 2014 was $7.5 million and was attributable to $5.8 million from senior secured loans and $1.7 million from second lien secured debt and subordinated debt. This compares to investment income for the three months ended December 31, 2013, which was $6.8 million, and was attributable to $5.5 million from senior secured loans and $1.3 million from second lien secured debt and subordinated debt. The increase in investment income compared to the same period in the prior year is primarily due to a higher yielding portfolio.

Expenses

Expenses for the three months ended December 31, 2014 totaled $2.0 million. Base management fee for the same period totaled $0.9 million, incentive fee totaled $(0.3) million (including $(0.4) million on realized gains and $(0.6) million on unrealized gains accrued but not payable), Credit Facility expenses totaled $0.9 million, general and administrative expenses totaled $0.4 million and excise taxes were $0.1 million. This compares to expenses for the three months ended December 31, 2013, which totaled $3.6 million. Base management fee for the same period totaled $0.9 million, incentive fee totaled $0.7 million (including $0.4 million on realized gains and $0.2 million on unrealized gains accrued but not payable), Credit Facility expenses totaled $1.4 million (including $0.7 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.5 million and excise taxes were $0.1 million. The decrease in expenses compared to the same period in the prior year was primarily due to a reduction in the accrual of incentive fees on realized and unrealized gains on the portfolio and no Credit Facility amendment fees in the current period.

Net Investment Income

Net investment income totaled $5.5 million, or $0.37 per share, for the three months ended December 31, 2014, and $3.2 million, or $0.22 per share, for the three months ended December 31, 2013. The increase in net investment income compared to the same period in the prior year was due to a higher yielding portfolio, reduction in incentive fees on realized and unrealized gains on the portfolio and no amendment fees in the current period on our Credit Facility.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2014 totaled $44.9 million and realized losses totaled $0.2 million. Sales and repayments of investments totaled $55.4 million and realized gains totaled $0.6 million for the three months ended December 31, 2013. The decrease in realized gains compared to the same period in the prior year was driven by changes in market conditions of our investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three months ended December 31, 2014 and 2013, we reported net unrealized (depreciation) appreciation on investments of $(4.9) million and $2.2 million, respectively. As of December 31, 2014 and September 30, 2014, net unrealized (depreciation) appreciation on investments totaled $(4.8) million and $0.1 million, respectively. The change in net unrealized depreciation compared to the same period in the prior year was the result of the overall variation in the leveraged finance markets.

For the three months ended December 31, 2014 and 2013, our Credit Facility had an unrealized appreciation of less than $0.1 million and zero, respectively. As of December 31, 2014 and September 30, 2014, net unrealized appreciation on our Credit Facility totaled $0.5 million and $0.5 million, respectively. The change in net unrealized appreciation compared to the same period in the prior year was due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $0.4 million, or $0.03 per share, for the three months ended December 31, 2014. This compares to a net change in net assets resulting from operations which totaled $6.1 million, or $0.41 per share, for the three months ended December 31, 2013. The decrease in the net change in net assets from operations compared to the same period in the prior year reflects the change in portfolio investment values during the reporting period.

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

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of December 31, 2014 and September 30, 2014, Funding I had $135.5 million and $146.4 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.18% and 2.16%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the three months ended December 31, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.47% and 2.46%, respectively. As of December 31, 2014 and September 30, 2014, we had $64.5 million and $53.6 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2014, we were in compliance with the covenants relating to our Credit Facility.

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

On December 31, 2014 and September 30, 2014, we had cash equivalents of $10.4 million and $13.1 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $12.2 million for the three months ended December 31, 2014, and our financing activities used cash of $14.9 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily from net repayments under the Credit Facility.

Our operating activities used cash of $34.9 million for the three months ended December 31, 2013, and our financing activities provided cash of $35.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2014, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$135.5	$—	$—	$135.5	$—
Unfunded investments (1)	3.0	0.4	—	2.6	—

Total contractual obligations	$138.5	$0.4	$—	$138.1	$—

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2015, PennantPark Investment Advisers serves as our Investment Adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2015, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Recent Developments

After quarter-end, Patriot National, Inc. priced and closed an initial public offering. Our proceeds of approximately $14 million resulted in about $0.09 per share of realized gain, an increase in NAV per share of about $0.06 and about $0.05 per share of other income. Additionally, subsequent to quarter-end, UniTek Global Services, Inc. restructured its debt, and is no longer on non-accrual status.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to annually distribute at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

During the three months ended December 31, 2014 and 2013, we declared distributions of $0.27 and $0.27 per share, respectively, for total distributions of $4.0 million and $4.0 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, our debt portfolio consisted of 95% variable-rate investments (including 92% with a LIBOR or prime floor) and 5% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$(1,266)	$(0.09)
Up 2%	$643	$0.04
Up 3%	$2,609	$0.18
Up 4%	$4,575	$0.31

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 5, 2015	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 5, 2015	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)