Form 10-Q
period 2015-03-31
PennantPark Floating Rate Capital Ltd.
filed 2015-05-07
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 7, 2015 was 14,898,056.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	September 30, 2014
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$339,492,784 and $348,354,295, respectively)	$335,524,541	$348,428,492
Cash equivalents	9,835,853	13,113,817
Interest receivable	1,932,850	1,773,870
Receivable for investments sold	6,501,875	9,001,938
Prepaid expenses and other assets	578,689	556,359

Total assets	354,373,808	372,874,476

Liabilities
Distributions payable	1,415,315	1,340,825
Payable for investments purchased	19,539,850	3,162,000
Unfunded investments	—	2,705,882
Credit Facility payable (cost—$117,300,000 and $146,400,000, respectively) (See Notes 5 and 9)	117,593,250	146,949,000
Interest payable on Credit Facility	263,845	284,906
Management fee payable (See Note 3)	851,176	914,978
Performance-based incentive fee payable (See Note 3)	1,475,644	2,180,604
Accrued other expenses	263,770	808,571

Total liabilities	141,402,850	158,346,766

Commitments and contingencies (See Note 10)
Net assets
Common stock, 14,898,056 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	14,898	14,898
Paid-in capital in excess of par value	207,226,615	207,226,615
Undistributed net investment income	6,683,175	4,878,091
Accumulated net realized gain on investments	3,307,763	2,882,909
Net unrealized (depreciation) appreciation on investments	(3,968,243)	74,197
Net unrealized appreciation on Credit Facility	(293,250)	(549,000)

Total net assets	$212,970,958	$214,527,710

Total liabilities and net assets	$354,373,808	$372,874,476

Net asset value per share	$14.30	$14.40

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Investment income:
From non-controlled, non-affiliated investments:
Interest	$7,067,400	$7,529,198	$14,516,174	$14,283,445
Other income	915,859	94,278	943,805	183,924

Total investment income	7,983,259	7,623,476	15,459,979	14,467,369

Expenses:
Base management fee (See Note 3)	851,176	952,949	1,734,546	1,834,752
Performance-based incentive fee (See Note 3)	1,345,982	1,417,315	1,031,925	2,100,465
Interest and expenses on the Credit Facility (See Note 9)	775,975	963,688	1,661,733	1,700,125
Administrative services expenses (See Note 3)	223,500	201,000	449,500	402,000
Other general and administrative expenses	220,547	234,014	437,750	524,654

Expenses before excise tax and amendment costs	3,417,180	3,768,966	5,315,454	6,561,996
Excise tax	110,000	130,000	220,000	240,000
Credit Facility amendment costs (See Notes 5 and 9)	—	—	—	712,930

Total expenses	3,527,180	3,898,966	5,535,454	7,514,926

Net investment income	4,456,079	3,724,510	9,924,525	6,952,443

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	598,843	482,797	424,854	1,076,854
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	854,690	3,029,990	(4,042,440)	5,264,781
Credit Facility depreciation (See Note 5)	214,875	—	255,750	—

Net change in unrealized appreciation (depreciation) on investments and Credit Facility	1,069,565	3,029,990	(3,786,690)	5,264,781

Net realized and unrealized gain (loss) from investments and Credit Facility	1,668,408	3,512,787	(3,361,836)	6,341,635

Net increase in net assets resulting from operations	$6,124,487	$7,237,297	$6,562,689	$13,294,078

Net increase in net assets resulting from operations per common share (See Note 6)	$0.41	$0.49	$0.44	$0.89

Net investment income per common share	$0.30	$0.25	$0.67	$0.47

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Net increase in net assets from operations:
Net investment income	$9,924,525	$6,952,443
Net realized gain on investments	424,854	1,076,854
Net change in unrealized (depreciation) appreciation on investments	(4,042,440)	5,264,781
Net change in unrealized appreciation on Credit Facility	255,750	—

Net increase in net assets resulting from operations	6,562,689	13,294,078

Distributions to stockholders	(8,119,441)	(8,007,705)

Net (decrease) increase in net assets	(1,556,752)	5,286,373

Net assets:
Beginning of period	214,527,710	210,066,394

End of period	$212,970,958	$215,352,767

Undistributed (Distributions in excess of) net investment income, end of period	$6,683,175	$(580,496)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,562,689	$13,294,078
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in unrealized depreciation (appreciation) on investments	4,042,440	(5,264,781)
Net change in unrealized appreciation on Credit Facility	(255,750)	—
Net realized gain on investments	(424,854)	(1,076,854)
Net accretion of discount and amortization of premium	(639,080)	(680,975)
Purchases of investments	(85,391,682)	(154,345,653)
Payment-in-kind interest	(307,588)	(128,333)
Proceeds from dispositions of investments	92,918,833	91,157,502
(Increase) decrease in interest receivable	(158,980)	307,764
Decrease (increase) in receivable for investments sold	2,500,063	(2,375,389)
(Increase) decrease in prepaid expenses and other assets	(22,330)	85,439
Increase (decrease) in payable for investments purchased	16,377,850	(7,133,956)
(Decrease) increase in interest payable on Credit Facility	(21,061)	134,469
(Decrease) increase in management fee payable	(63,802)	221,314
(Decrease) increase in performance-based incentive fee payable	(704,960)	1,077,421
Decrease in accrued other expenses	(544,801)	(399,695)

Net cash provided (used) by operating activities	33,866,987	(65,127,649)

Cash flows from financing activities:
Distributions paid to stockholders	(8,044,951)	(7,970,460)
Borrowings under Credit Facility (See Notes 5 and 9)	54,900,000	112,500,000
Repayments under Credit Facility (See Notes 5 and 9)	(84,000,000)	(38,900,000)

Net cash (used) provided by financing activities	(37,144,951)	65,629,540

Net (decrease) increase in cash equivalents	(3,277,964)	501,891
Cash equivalents, beginning of period	13,113,817	4,578,249

Cash equivalents, end of period	$9,835,853	$5,080,140

Supplemental disclosure of cash flow information:
Interest paid	$1,647,794	$1,530,656

Excise taxes paid	$431,856	$256,392

Conversions and non-cash exchanges	$670,283	$5,952,277

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—157.6% (3), (4)
First Lien Secured Debt—130.3%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.94%		L+1,175	(9)	8,965,635	$8,796,176	$9,000,096
AKA Diversified Holdings, Inc. (10)	04/02/2018	Retail	—		—		2,019,209	—	—
AKA Diversified Holdings, Inc. (Revolver) (10)	04/02/2018	Retail	—		—		1,165,725	—	—
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575		7,315,907	7,272,490	7,279,327
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500		3,910,965	3,884,998	3,896,299
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%		L+825		1,382,500	1,346,274	1,373,859
ARC Automotive Group, Inc.	10/12/2020	Automotive	6.00%		L+500		3,990,000	3,952,816	3,950,100
Ascend Learning, LLC	07/31/2019	Media: Broadcasting and Subscription	6.00%		L+500		3,957,469	3,941,037	3,960,437
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550		2,902,500	2,889,575	2,902,500
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	7.50%		L+650		7,158,004	6,970,256	6,773,262
Blue Bird Body Company	06/29/2020	Automotive	6.50%		L+550		4,937,500	4,871,028	4,925,156
Bowlmor AMF, Corp.	09/17/2021	Retail	7.25%		L+625		7,960,000	7,847,306	7,900,300
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700		5,000,000	4,961,851	4,800,000
Charming Charlie LLC	12/24/2019	Retail	9.00%		L+800		4,455,000	4,400,346	4,477,275
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%		L+600		4,950,000	4,908,069	4,950,000
Creative Circle, LLC	06/25/2020	Media: Advertising, Printing and Publishing	5.50%		L+450		5,280,000	5,233,024	5,240,400
CRGT Inc.	12/21/2020	High Tech Industries	7.50%		L+650		4,968,750	4,873,324	4,869,375
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%		L+550		2,000,000	1,980,496	2,004,160
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575		3,237,062	3,204,862	3,237,062
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%		L+450		5,000,000	4,952,940	4,925,000
Edmentum, Inc. (8)	05/17/2018	Media: Broadcasting and Subscription	6.75%		P+350		910,050	910,050	630,965
eResearchTechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475		2,858,864	2,849,672	2,851,717
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%		L+525		3,950,000	3,919,162	3,920,375
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550		786,320	785,254	782,883
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%		L+500		6,912,500	6,856,073	6,912,500
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%		L+450		4,937,500	4,902,108	4,875,781
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%		L+800		1,200,000	1,183,094	1,200,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%		L+475		2,856,571	2,833,872	2,813,722
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%		L+550		6,825,000	6,764,982	6,825,000
ICC-Nexergy, Inc.	04/30/2020	Consumer Goods: Durable	6.50%		L+550		5,000,000	4,950,000	4,950,000
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%		L+625		7,000,000	6,867,179	7,000,000
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—		2,000,000	1,981,543	2,100,000
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%		L+600		11,700,304	11,584,324	10,530,273
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%		L+450		5,411,520	5,344,822	5,411,520
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%		L+1,100		4,500,000	4,442,993	4,500,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850		4,682,143	4,623,899	4,658,732
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		6,042,192	5,945,783	5,806,662
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%		L+450		1,975,008	1,967,599	1,965,962
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525		5,895,000	5,830,625	5,821,313
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575		2,492,600	2,474,082	2,480,137
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		8,967,647	8,901,960	8,721,037
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475		7,677,766	7,621,398	7,620,183
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%		L+500		8,261,431	8,160,587	7,517,902
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%		L+650		4,937,500	4,898,782	4,912,813
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450		7,000,000	6,965,128	7,000,000
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	9.00%		L+750		3,626,543	3,598,018	3,586,663
Robertshaw US Holding Corp. (Revolver)	06/18/2019	Consumer Goods: Durable	9.00%		L+750		47,059	47,059	46,542
Robertshaw US Holding Corp. (Revolver) (10)	06/18/2019	Consumer Goods: Durable	—		—		658,823	—	—
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725		11,940,000	11,847,580	11,940,000
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		6,576,301	6,360,488	5,721,382
St. George’s University Scholastic Services LLC (6), (11)	08/09/2021	Consumer Services	5.75%		L+475		1,194,600	1,189,025	1,191,614
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575		6,456,554	6,433,938	6,391,989
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		5,000,000	4,951,878	4,962,500
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.25%		L+425		5,925,000	5,902,179	5,880,562
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,975,000	4,928,971	4,577,000
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.00%		L+575		4,843,177	4,783,472	4,794,746
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		2,000,000	1,810,347	1,845,000
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50 (PIK 1.00	% %)	L+850		472,938	472,938	472,938
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750		599,702	542,323	569,717
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	—	—
U.S. Farathane, LLC	02/07/2022	Automotive	6.75%		L+575		5,925,000	5,808,932	5,969,437
Virtual Radiologic Corporation (8)	12/22/2016	Business Services	7.26%		L+550		2,910,663	2,902,146	2,343,084
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.55%		L+625		2,932,653	2,897,375	2,795,786
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		3,591,000	3,556,987	3,591,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2015

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
YP LLC	06/04/2018	Media: Advertising, Printing and Publishing	8.00%		L+675	2,596,273	$2,551,331	$2,628,727

Total First Lien Secured Debt							280,436,826	277,582,772

Second Lien Secured Debt—23.0%
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	1,000,000	1,000,000	922,500
Cannery Casino Resorts, LLC (8)	10/02/2019	Hotel, Gaming and Leisure	10.00%		L+875	1,700,000	1,676,619	1,382,321
Carolina Beverage Group, LLC (5), (8)	08/01/2018	Beverage, Food and Tobacco	10.63%		—	3,500,000	3,500,000	3,430,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000	11,000,000	10,385,531	11,000,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000	4,000,000	3,932,295	3,987,830
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	9,250,000	9,176,378	9,180,625
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050	11,000,000	10,897,254	11,000,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775	5,600,000	5,533,021	5,614,000
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	10.00%		—	2,812,500	2,669,986	2,531,250

Total Second Lien Secured Debt							48,771,084	49,048,526

Subordinated Debt/Corporate Notes—2.9% (8)
Affinion Group Holdings, Inc.	09/14/2018	Consumer Goods: Durable	14.50 (PIK 14.50	% %)	—	4,462,922	3,989,769	2,900,899
Affinion Investments LLC	08/15/2018	Consumer Goods: Durable	13.50%		—	1,734,000	1,734,000	1,057,740
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.00 (PIK 1.75	% %)	—	2,007,414	1,978,812	2,014,239
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—	121,647	121,647	121,647

Total Subordinated Debt/Corporate Notes							7,824,228	6,094,525

Preferred Equity—0.6% (7), (8)
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	8.00%		—	400	399,704	438,539
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—	1,047,317	670,283	791,398

Total Preferred Equity							1,069,987	1,229,937

Common Equity/Warrants—0.8% (7), (8)
A2Z Wireless Holdings, Inc.	—	Retail	—		—	463	118,817	575,311
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	554,715	1,186,649	540,848
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	1,135,743	—	22,715
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	—		—	30	296	16,706
Patriot National, Inc. (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—	14,484	28,002	145,275
UniTek Global Services, Inc.	—	Telecommunications	—		—	149,617	—	—
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—		—	15,179	56,895	267,926

Total Common Equity/Warrants							1,390,659	1,568,781

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							339,492,784	335,524,541
Cash Equivalents—4.6%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares							9,835,853	9,835,853

Total Investments and Cash Equivalents—162.2%							$349,328,637	$345,360,394

Liabilities in Excess of Other Assets—(62.2)%								(132,389,436)
Net Assets—100.0%								$212,970,958

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

(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
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

MARCH 31, 2015

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

MARCH 31, 2015

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we have elected to retain a portion of our calendar year income. As a result, for the three and six months ended March 31, 2015, we accrued estimated excise taxes of $0.1 million and $0.2 million, respectively. For the three and six months ended March 31, 2014, we accrued estimated excise taxes of $0.1 million and $0.2 million, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2015

(Unaudited)

(f) Asset Transfers and Servicing

Asset transfers that do not meet ASC 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statement of Assets and Liabilities as investments. The creditors of Funding I have received a security interest in all of its assets and such assets are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. or any of its affiliates.

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2015. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded investments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2015, the Investment Adviser earned base management fees of $0.9 million and $1.7 million, respectively, from us. For the three and six months ended March 31, 2014, the Investment Adviser earned base management fees of $1.0 million and $1.8 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2015, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $1.0 million and $1.7 million, respectively, from us. For the three and six months ended March 31, 2014, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.7 million and $0.8 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2015, the Investment Adviser earned an incentive fee on capital gains of zero and $(0.4) million, respectively, as calculated under the Investment Management Agreement. For the three and six months ended March 31, 2014, the Investment Adviser earned an incentive fee on capital gains of $0.3 million and $0.7 million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2015, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $0.3 million and $(0.3) million, respectively. For the three and six months ended March 31, 2014, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $0.4 million and $0.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2015

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2015. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2015, the Investment Adviser was reimbursed approximately $0.3 million and $0.4 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2014, the Investment Adviser was reimbursed approximately $0.3 million and $0.4 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2015 totaled $38.5 million and $85.7 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $50.5 million and $154.5 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2015 totaled $48.0 million and $92.9 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $35.7 million and $91.2 million, respectively.

Investments and cash equivalents consisted of the following:

	March 31, 2015		September 30, 2014
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$280,436,826	$277,582,772	$302,889,195	$302,565,355
Second lien	48,771,084	49,048,526	36,193,947	36,474,784
Subordinated debt / corporate notes	7,824,228	6,094,525	7,335,452	7,073,685
Preferred equity / common equity / warrants	2,460,646	2,798,718	1,935,701	2,314,668

Total investments	339,492,784	335,524,541	348,354,295	348,428,492

Cash equivalents	9,835,853	9,835,853	13,113,817	13,113,817

Total investments and cash equivalents	$349,328,637	$345,360,394	$361,468,112	$361,542,309

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	March 31, 2015	September 30, 2014
High Tech Industries	13%	14%
Business Services	11	8
Healthcare and Pharmaceuticals	9	16
Consumer Services	8	8
Hotel, Gaming and Leisure	8	8
Consumer Goods: Durable	7	6
Media: Advertising, Printing and Publishing	7	7
Retail	7	7
Automotive	5	3
Aerospace and Defense	4	4
Consumer Goods: Non-Durable	4	3
Construction and Building	3	1
Energy: Oil and Gas	3	2
Wholesale	3	—
Chemicals, Plastics and Rubber	2	2
Media: Diversified and Production	2	2
Banking, Finance, Insurance and Real Estate	1	5
All Other	3	4

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2015

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC 820, Fair Value Measurement, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in one reclassification from Level 2 to 3 and one reclassification from Level 3 to 2 during the six months ended March 31, 2015 and no reclassification of assets between levels during the six months ended March 31, 2014.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2015

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$248,740,017	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	82,928,066	Market Comparable	Market Yield	6.4% – 30.4% (12.4%)
Equity investments	563,563	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	2,089,880	Enterprise Market Value	EBITDA multiple	4.8x – 10.0x (6.7x)

Total Level 3 investments	$334,321,526

Long-Term Credit Facility	$117,593,250	Market Comparable	Market Yield	3.0%

Asset Category	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$282,659,683	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	58,304,473	Market Comparable	Market Yield	6.5% – 14.1% (11.6%)
Equity investments	1,062,806	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	1,245,623	Enterprise Market Value	EBITDA multiple	5.0x–9.5x (7.6x)

Total Level 3 investments	$343,272,585

Long-Term Credit Facility	$146,949,000	Market Comparable	Market Yield	3.6%

Our investments, cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at March 31, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$277,582,772	$—	$—	$277,582,772
Debt investments (Second lien)	49,048,526	—	—	49,048,526
Debt investments (Subordinated debt / corporate notes)	6,094,525	—	1,057,740	5,036,785
Equity investments	2,798,718	—	145,275	2,653,443

Total investments	335,524,541	—	1,203,015	334,321,526

Cash equivalents	9,835,853	9,835,853	—	—

Total investments and cash equivalents	$345,360,394	$9,835,853	$1,203,015	$334,321,526

Long-Term Credit Facility	$117,593,250	$—	$—	$117,593,250

	Fair Value Measurements at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$302,565,355	$—	$—	$302,565,355
Debt investments (Second lien)	36,474,784	—	—	36,474,784
Debt investments (Subordinated debt / corporate notes)	7,073,685	—	5,149,668	1,924,017
Equity investments	2,314,668	—	6,239	2,308,429

Total investments	348,428,492	—	5,155,907	343,272,585

Cash equivalents	13,113,817	13,113,817	—	—

Total investments and cash equivalents	$361,542,309	$13,113,817	$5,155,907	$343,272,585

Long-Term Credit Facility	$146,949,000	$—	$—	$146,949,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2015

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2015
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$302,565,355	$40,707,230	$343,272,585
Net realized (losses) gains	(353,349)	873,487	520,138
Net unrealized depreciation	(2,530,212)	(855,352)	(3,385,564)
Purchases, PIK interest, net discount accretion and non-cash exchanges	69,822,474	13,785,403	83,607,877
Sales, repayments and non-cash exchanges	(91,921,496)	(997,338)	(92,918,834)
Transfers in and/or out of Level 3	—	3,225,324	3,225,324

Ending Balance	$277,582,772	$56,738,754	$334,321,526

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(2,447,038)	$(915,685)	$(3,362,723)

	Six Months Ended March 31, 2014
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$281,046,248	$32,698,220	$313,744,468
Net realized gains	955,594	159,004	1,114,598
Net unrealized appreciation	2,340,694	1,340,332	3,681,026
Purchases, PIK interest, net discount accretion and non-cash exchanges	140,115,484	14,085,741	154,201,225
Sales, repayments and non-cash exchanges	(82,214,645)	(7,300,357)	(89,515,002)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$342,243,375	$40,982,940	$383,226,315

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$1,458,545	$1,315,131	$2,773,676

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2015

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Six Months Ended March 31,
Long-Term Credit Facility	2015	2014
Beginning Balance (cost – $146,400,000 and $99,600,000, respectively)	$146,949,000	$99,600,000
Net change in unrealized appreciation included in earnings	(255,750)	—
Borrowings	54,900,000	112,500,000
Repayments	(84,000,000)	(38,900,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $117,300,000 and $173,200,000, respectively)	$117,593,250	$173,200,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred no expenses relating to amendment fees on the Credit Facility for both the three and six months ended March 31, 2015. For the same periods in the prior year, we incurred expenses of zero and $0.7 million, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2015, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $0.3 million, respectively. For each of the three and six months ended March 31, 2014, our Credit Facility had a net change in unrealized appreciation of zero. As of March 31, 2015 and September 30, 2014, the net unrealized appreciation on our Credit Facility totaled $0.3 million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator for net increase in net assets resulting from operations	$6,124,487	$7,237,297	$6,562,689	$13,294,078
Denominator for basic and diluted weighted average shares	14,898,056	14,898,056	14,898,056	14,898,056
Basic and diluted net increase in net assets per share resulting from operations	$0.41	$0.49	$0.44	$0.89

7. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2015 and September 30, 2014, our cash equivalents consisted of money market funds in the amounts of $9.8 million and $13.1 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2015

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2015	2014
Per Share Data:
Net asset value, beginning of period	$14.40	$14.10
Net investment income (1)	0.67	0.47
Net realized and unrealized (loss) gain (1)	(0.23)	0.42

Net increase in net assets resulting from operations (1)	0.44	0.89
Distributions to stockholders (1), (2)	(0.54)	(0.53)

Net asset value, end of period	$14.30	$14.46

Per share market value, end of period	$14.03	$13.82

Total return* (3)	5.85%	4.27%
Shares outstanding at end of period	14,898,056	14,898,056

Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.65%	4.80%
Ratio of Credit Facility related expenses to average net assets (5)	1.56%	1.94%

Ratio of total expenses to average net assets (5)	5.21%	6.74%
Ratio of net investment income to average net assets (5)	9.34%	6.88%
Net assets at end of period	$212,970,958	$215,352,767

Weighted average debt outstanding	$135,029,670	$142,153,846

Weighted average debt per share (1)	$9.06	$9.54
Asset coverage per unit (6)	$2,811	$2,243
Portfolio turnover ratio	50.41%	51.03%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs, if any.
(5)	Credit Facility amendment costs, if any, are not annualized.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

9. CREDIT FACILITY

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of March 31, 2015 and September 30, 2014, Funding I had $117.3 million and $146.4 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.18% and 2.16%, respectively, excluding the 0.50% and 0.375% undrawn commitment fee, respectively. The annualized weighted average cost of debt for the six months ended March 31, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.46% and 2.39%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2015, we were in compliance with the covenants relating to our Credit Facility.

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

MARCH 31, 2015

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

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedule of Investments. As of March 31, 2015 and September 30, 2014, we had $4.0 million and $2.7 million, respectively, in commitments to fund various revolving and delayed draw investments.

11. SUBSEQUENT EVENTS

On April 29, 2015, PennantPark Floating Rate Capital Ltd. and MCG Capital Corporation (NASDAQ: MCGC) announced that they have entered into a definitive agreement under which PennantPark Floating Rate Capital Ltd. will acquire MCGC in a stock and cash transaction valued at approximately $175 million, or approximately $4.75 per MCGC share at closing. MCG stockholders will have the right to receive, per each share of MCG common stock, a number of shares of PennantPark Floating Rate Capital Ltd. common shares equal to $4.521 and $0.226 in cash (subject to an upward adjustment). The Boards of Directors of both companies have each unanimously approved the transaction. Consummation of the acquisition is subject to approval of both PennantPark Floating Rate Capital Ltd. and MCGC stockholders and other customary closing conditions. The transaction is expected to close during the third calendar quarter of 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiary (the “Company”), including the consolidated schedule of investments, as of March 31, 2015, the consolidated statements of operations for the three and six months ended March 31, 2015 and 2014, and the consolidated statements of changes in net assets and cash flows for the six months ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

May 7, 2015

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2015, our portfolio totaled $335.5 million and consisted of $277.6 million of senior secured loans, $49.0 million of second lien secured debt and $8.9 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 95% variable-rate investments (including 91% with a LIBOR or prime floor) and 5% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $4.0 million. Our overall portfolio consisted of 71 companies with an average investment size of $4.7 million, had a weighted average yield on debt investments of 8.4%, and was invested 83% in senior secured loans, 14% in second lien secured debt and 3% in subordinated debt, preferred and common equity.

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

For the three months ended March 31, 2015, we invested $38.4 million in six new and nine existing portfolio companies with a weighted average yield on debt investments of 7.1%. Sales and repayments of investments for the three months ended March 31, 2015 totaled $48.0 million. For the six months ended March 31, 2015, we invested $85.4 million in 14 new and 14 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the six months ended March 31, 2015 totaled $92.9 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred no expenses relating to amendment fees on the Credit Facility for both the three and six months ended March 31, 2015. For the same periods in the prior year, we incurred expenses of zero and $0.7 million, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2015, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $0.3 million, respectively. For each of the three and six months ended March 31, 2014, our Credit Facility had a net change in unrealized appreciation of zero. As of March 31, 2015 and September 30, 2014, the net unrealized appreciation on our Credit Facility totaled $0.3 million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2015 and 2014.

Investment Income

Investment income for the three and six months ended March 31, 2015 was $8.0 million and $15.5 million, respectively, and was attributable to $6.2 million and $12.0 million from senior secured loans and $1.8 million and $3.5 million from second lien secured debt and subordinated debt. This compares to investment income for the three and six months ended March 31, 2014, which was $7.6 million and $14.5 million, respectively, and was attributable to $6.3 million and $11.8 million from senior secured loans and $1.3 million and $2.7 million from second lien secured debt and subordinated debt. The increase in investment income compared to the same periods over the prior year was primarily due to a higher yielding portfolio.

Expenses

Expenses for the three and six months ended March 31, 2015 totaled $3.5 million and $5.5 million, respectively. Base management fee for the same periods totaled $0.9 million and $1.7 million, incentive fee totaled $1.3 million (including zero on net realized gains and $0.3 million on net unrealized gains accrued but not payable) and $1.0 million (including $(0.4) million on net realized gains and $(0.3) million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $0.8 million and $1.7 million, general and administrative expenses totaled $0.4 million and $0.9 million and excise taxes were $0.1 million and $0.2 million, respectively. This compares to expenses for the three and six months ended March 31, 2014, which totaled $3.9 million and $7.5 million, respectively. Base management fee for the same periods totaled $1.0 million and $1.8 million, incentive fee totaled $1.4 million (including $0.3 million on net realized gains and $0.4 million on net unrealized gains accrued but not payable) and $2.1 million (including $0.7 million on net realized gains and $0.6 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $1.0 million and $2.4 million (including $0.7 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.4 million and $1.0 million and excise taxes were $0.1 million and $0.2 million, respectively. The decrease in expenses compared to the same periods in the prior year was primarily due to a reduction in the accrual of incentive fees on realized and unrealized gains on the portfolio and the absence of Credit Facility amendment fees in the current period.

Net Investment Income

Net investment income totaled $4.5 million and $9.9 million, or $0.30 and $0.67 per share, for the three and six months ended March 31, 2015, respectively. Net investment income totaled $3.7 million and $7.0 million, or $0.25 and $0.47 per share, for the three and six months ended March 31, 2014, respectively. The increase in net investment income compared to the same periods in the prior year was due to a higher yielding portfolio, reduction in incentive fees on net realized and net unrealized gains on the portfolio and the absence of amendment fees in the current period on our Credit Facility.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2015 totaled $48.0 million and $92.9 million and net realized gains totaled $0.6 million and $0.4 million, respectively. Sales and repayments of investments totaled $35.7 million and $91.2 million and realized gains totaled $0.5 million and $1.1 million for the three and six months ended March 31, 2014, respectively. The change in realized gains compared to the same periods in the prior year was primarily driven by changes in market conditions for our investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and six months ended March 31, 2015, we reported net unrealized appreciation (depreciation) on investments of $0.9 million and $(4.0) million, respectively. For the three and six months ended March 31, 2014, we reported net unrealized appreciation on investments of $3.0 million and $5.3 million, respectively. As of March 31, 2015 and September 30, 2014, net unrealized (depreciation) appreciation on investments totaled $(4.0) million and $0.1 million, respectively. The change in net unrealized appreciation (depreciation) compared to the same periods in the prior year was primarily the result of the overall variation in the leveraged finance markets.

For the three and six months ended March 31, 2015, our Credit Facility had an unrealized appreciation of $0.2 million and $0.3 million, respectively. For each of the three and six months ended March 31, 2014, our Credit Facility had an unrealized appreciation of zero. As of March 31, 2015 and September 30, 2014, net unrealized appreciation on our Credit Facility totaled $0.3 million and $0.5 million, respectively. The change in net unrealized appreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $6.1 million and $6.6 million, or $0.41 and $0.44 per share, respectively, for the three and six months ended March 31, 2015. This compares to a net change in net assets resulting from operations which totaled $7.2 million and $13.3 million, or $0.49 and $0.89 per share, respectively, for the three and six months ended March 31, 2014. The decrease in the net change in nets assets from operations compared to the same period in the prior year is due to lower net realized and unrealized gains partially offset by higher net investment income.

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

Funding I’s Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of March 31, 2015 and September 30, 2014, Funding I had $117.3 million and $146.4 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.18% and 2.16%, respectively, excluding the 0.50% and 0.375% undrawn commitment fee, respectively. The annualized weighted average cost of debt for the six months ended March 31, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.46% and 2.39%, respectively. As of March 31, 2015 and September 30, 2014, we had $82.7 million and $53.6 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2015, we were in compliance with the covenants relating to our Credit Facility.

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

On March 31, 2015 and September 30, 2014, we had cash equivalents of $9.8 million and $13.1 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $33.9 million for the six months ended March 31, 2015, and our financing activities used cash of $37.1 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investment activities and our financing activities used cash primarily from net repayments under the Credit Facility.

Our operating activities used cash of $65.1 million for the six months ended March 31, 2014, and our financing activities provided cash of $65.6 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net draws under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2015, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$117.3	$—	$—	$117.3	$—
Unfunded investments (1)	4.0	—	—	4.0	—

Total contractual obligations	$121.3	$—	$—	$121.3	$—

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments.

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

Recent Developments

On April 29, 2015, PennantPark Floating Rate Capital Ltd. and MCG Capital Corporation (NASDAQ: MCGC) announced that they have entered into a definitive agreement under which PennantPark Floating Rate Capital Ltd. will acquire MCGC in a stock and cash transaction valued at approximately $175 million, or approximately $4.75 per MCGC share at closing. MCG stockholders will have the right to receive, per each share of MCG common stock, a number of shares of PennantPark Floating Rate Capital Ltd. common shares equal to $4.521 and $0.226 in cash (subject to an upward adjustment). The Boards of Directors of both companies have each unanimously approved the transaction. Consummation of the acquisition is subject to approval of both PennantPark Floating Rate Capital Ltd. and MCGC stockholders and other customary closing conditions. The transaction is expected to close during the third calendar quarter of 2015.

We believe this transaction presents a unique opportunity for value creation for both PennantPark Floating Rate Capital Ltd. and MCGC stockholders. This transaction creates a larger middle-market senior floating rate capital provider with greater market coverage, access to capital, scale and diversification. We believe that our diversified portfolio composition and lending track record throughout various business cycles have positioned us to deliver value for our stockholders.

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

During the three and six months ended March 31, 2015, we declared distributions of $0.275 and $0.545 per share, respectively, for total distributions of $4.1 million and $8.1 million, respectively. For the same periods in the prior year, we declared distributions of $0.270 and $0.540 per share, respectively, for total distributions of $4.0 million and $8.0 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, our debt portfolio consisted of 95% variable-rate investments (including 91% with a LIBOR or prime floor) and 5% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$(975)	$(0.07)
Up 2%	$1,096	$0.07
Up 3%	$3,166	$0.21
Up 4%	$5,236	$0.35

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 7, 2015	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)