Form 10-Q
period 2015-06-30
PennantPark Floating Rate Capital Ltd.
filed 2015-08-06
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 6, 2015 was 14,898,056.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through Funding I.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	September 30, 2014
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$362,124,910 and $348,354,295, respectively)	$358,819,617	$348,428,492
Cash equivalents	10,475,621	13,113,817
Interest receivable	1,983,723	1,773,870
Receivable for investments sold	1,003,750	9,001,938
Prepaid expenses and other assets	1,155,816	556,359

Total assets	373,438,527	372,874,476

Liabilities
Distributions payable	1,415,315	1,340,825
Payable for investments purchased	16,081,850	3,162,000
Unfunded investments	—	2,705,882
Credit Facility payable (cost—$139,700,000 and $146,400,000, respectively) (See Notes 5 and 9)	140,015,250	146,949,000
Interest payable on Credit Facility	262,251	284,906
Management fee payable (See Note 3)	881,953	914,978
Performance-based incentive fee payable (See Note 3)	1,051,174	2,180,604
Accrued other expenses	278,944	808,571

Total liabilities	159,986,737	158,346,766

Commitments and contingencies (See Note 10)
Net assets
Common stock, 14,898,056 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	14,898	14,898
Paid-in capital in excess of par value	207,226,615	207,226,615
Undistributed net investment income	6,534,376	4,878,091
Accumulated net realized gain on investments	3,296,444	2,882,909
Net unrealized (depreciation) appreciation on investments	(3,305,293)	74,197
Net unrealized appreciation on Credit Facility	(315,250)	(549,000)

Total net assets	$213,451,790	$214,527,710

Total liabilities and net assets	$373,438,527	$372,874,476

Net asset value per share	$14.33	$14.40

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Investment income:
From non-controlled, non-affiliated investments:
Interest	$6,940,910	$7,524,629	$21,457,084	$21,808,074
Other income	163,377	143,904	1,107,182	327,828

Total investment income	7,104,287	7,668,533	22,564,266	22,135,902

Expenses:
Base management fee (See Note 3)	881,953	953,096	2,616,499	2,787,848
Performance-based incentive fee (See Note 3)	630,806	825,796	1,662,731	2,926,261
Interest and expenses on the Credit Facility (See Note 9)	785,899	888,718	2,447,632	2,588,843
Administrative services expenses (See Note 3)	223,500	276,000	673,000	678,000
Other general and administrative expenses	212,672	241,985	650,422	766,639

Expenses before excise tax and amendment costs	2,734,830	3,185,595	8,050,284	9,747,591
Excise tax	110,000	120,000	330,000	360,000
Credit Facility amendment costs (See Notes 5 and 9)	162,311	—	162,311	712,930

Total expenses	3,007,141	3,305,595	8,542,595	10,820,521

Net investment income	4,097,146	4,362,938	14,021,671	11,315,381

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized (loss) gain on non-controlled, non-affiliated investments	(11,319)	697,831	413,535	1,774,685
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	662,950	(118,995)	(3,379,490)	5,145,786
Credit Facility (appreciation) depreciation (See Note 5)	(22,000)	—	233,750	—

Net change in unrealized appreciation (depreciation) on investments and Credit Facility	640,950	(118,995)	(3,145,740)	5,145,786

Net realized and unrealized gain (loss) from investments and Credit Facility	629,631	578,836	(2,732,205)	6,920,471

Net increase in net assets resulting from operations	$4,726,777	$4,941,774	$11,289,466	$18,235,852

Net increase in net assets resulting from operations per common share (See Note 6)	$0.32	$0.33	$0.76	$1.22

Net investment income per common share	$0.28	$0.29	$0.94	$0.76

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Net increase in net assets from operations:
Net investment income	$14,021,671	$11,315,381
Net realized gain on investments	413,535	1,774,685
Net change in unrealized (depreciation) appreciation on investments	(3,379,490)	5,145,786
Net change in unrealized appreciation on Credit Facility	233,750	—

Net increase in net assets resulting from operations	11,289,466	18,235,852

Distributions to stockholders	(12,365,386)	(12,030,180)

Net (decrease) increase in net assets	(1,075,920)	6,205,672

Net assets:
Beginning of period	214,527,710	210,066,394

End of period	$213,451,790	$216,272,066

Undistributed (Distributions in excess of) net investment income, end of period	$6,534,376	$(240,033)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,289,466	$18,235,852
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in unrealized depreciation (appreciation) on investments	3,379,490	(5,145,786)
Net change in unrealized appreciation on Credit Facility	(233,750)	—
Net realized gain on investments	(413,535)	(1,774,685)
Net accretion of discount and amortization of premium	(919,802)	(958,309)
Purchases of investments	(160,986,701)	(184,986,373)
Payment-in-kind interest	(322,041)	(220,392)
Proceeds from dispositions of investments	146,165,582	146,769,163
(Increase) decrease in interest receivable	(209,853)	226,370
Decrease in receivable for investments sold	7,998,188	374,306
(Increase) decrease in prepaid expenses and other assets	(599,457)	43,765
Increase (decrease) in payable for investments purchased	12,919,850	(11,827,091)
(Decrease) increase in interest payable on Credit Facility	(22,655)	92,515
(Decrease) increase in management fee payable	(33,025)	221,461
(Decrease) increase in performance-based incentive fee payable	(1,129,430)	1,188,461
Decrease in accrued other expenses	(529,627)	(183,641)

Net cash provided (used) by operating activities	16,352,700	(37,944,384)

Cash flows from financing activities:
Distributions paid to stockholders	(12,290,896)	(11,992,935)
Borrowings under Credit Facility (See Notes 5 and 9)	103,400,000	130,500,000
Repayments under Credit Facility (See Notes 5 and 9)	(110,100,000)	(75,200,000)

Net cash (used) provided by financing activities	(18,990,896)	43,307,065

Net (decrease) increase in cash equivalents	(2,638,196)	5,362,681
Cash equivalents, beginning of period	13,113,817	4,578,249

Cash equivalents, end of period	$10,475,621	$9,940,930

Supplemental disclosure of cash flow information:
Interest paid	$2,470,287	$2,461,328

Excise taxes paid	$430,242	$256,392

Conversions and non-cash exchanges	$670,283	$6,902,784

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—168.1% (3), (4)
First Lien Secured Debt—142.5%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.95%		L+1,175	(9)	8,853,564	$8,698,333	$9,068,342
AKA Diversified Holdings, Inc. (10)	04/02/2018	Retail	—		—		2,019,209	—	48,984
AKA Diversified Holdings, Inc. (Revolver) (10)	04/02/2018	Retail	—		—		1,165,725	—	28,279
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575		7,136,577	7,097,541	7,136,577
Alvogen Pharma US, Inc. (11)	04/04/2022	Healthcare and Pharmaceuticals	6.00%		L+500		3,950,000	3,930,892	3,954,938
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500		3,344,319	3,324,159	3,327,597
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%		L+825		5,368,873	5,294,079	5,335,318
ARC Automotive Group, Inc.	10/12/2020	Automotive	6.00%		L+500		3,980,000	3,944,576	3,940,200
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	7.50%		L+650		6,789,149	6,622,194	6,738,230
Blue Bird Body Company	06/29/2020	Automotive	6.50%		L+550		4,875,000	4,811,913	4,862,813
Bowlmor AMF, Corp.	09/17/2021	Retail	7.25%		L+625		9,934,975	9,842,849	9,934,975
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.75%		L+475		2,500,000	2,475,000	2,475,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700		5,000,000	4,964,196	4,600,000
Charming Charlie LLC	12/24/2019	Retail	9.00%		L+800		4,443,750	4,390,845	4,421,531
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%		L+600		4,950,000	4,910,011	4,950,000
CRGT Inc.	12/21/2020	High Tech Industries	7.50%		L+650		4,937,500	4,844,994	4,838,750
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%		L+550		1,995,000	1,976,223	2,008,726
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575		3,022,815	2,995,610	3,022,816
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%		L+450		4,987,500	4,941,977	4,912,687
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	7.00%		P+375		5,000,000	4,962,510	4,962,500
Edmentum, Inc. (8)	05/17/2018	Media: Broadcasting and Subscription	8.75 (PIK 2.00	% %)	P+550		850,980	850,980	629,725
Emerging Markets Communications, LLC	07/01/2021	Telecommunications	6.75%		L+575		5,000,000	4,925,000	4,937,500
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%		L+400		4,987,500	4,937,835	4,932,637
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%		L+525		3,940,000	3,908,234	3,930,150
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550		1,237,539	1,236,134	1,232,132
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%		L+500		6,895,000	6,841,860	6,895,000
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%		L+450		4,912,500	4,876,214	4,887,937
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%		L+800		1,197,000	1,180,849	1,197,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%		L+475		2,772,166	2,751,667	2,716,723
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%		L+550		6,737,500	6,681,645	6,754,344
ICC-Nexergy, Inc.	04/30/2020	Consumer Goods: Durable	6.50%		L+550		5,000,000	4,951,323	4,950,000
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%		L+625		6,982,500	6,855,373	6,982,500
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	10.25%		P+700		11,345,749	11,229,876	10,211,174
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%		L+450		5,388,874	5,325,695	5,388,874
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%		L+1,100		4,500,000	4,445,225	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%		L+800		6,800,000	6,732,017	6,732,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850		4,682,143	4,630,079	4,658,732
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		6,003,707	5,913,470	5,667,827
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%		L+450		1,970,010	1,963,249	1,940,460
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525		5,803,874	5,745,225	5,764,001
Lindblad Expeditions, Inc. (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%		L+450		2,214,286	2,203,214	2,214,286
Lindblad Maritime Enterprises, Ltd. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%		L+450		285,714	284,286	285,714
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%		L+425		2,000,000	1,990,088	2,002,500
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		8,942,647	8,881,788	8,629,654
Physiotherapy Corporation (8)	06/04/2021	Healthcare and Pharmaceuticals	5.75%		L+475		3,500,000	3,482,539	3,500,000
PlayPower, Inc.	06/23/2021	Construction and Building	7.00%		P+375		4,000,000	3,960,014	3,970,000
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475		11,482,696	11,426,494	11,453,990
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%		L+500		8,240,516	8,143,914	7,457,667
Profile Products LLC	05/20/2021	Environmental Industries	6.00%		L+500		7,517,418	7,442,975	7,517,418
Profile Products LLC (Revolver) (8)	05/20/2020	Environmental Industries	7.25%		P+400		78,689	78,689	78,689
Profile Products LLC (Revolver) (8) , (10)	05/20/2020	Environmental Industries	—		—		2,380,328	—	—
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%		L+650		4,925,000	4,889,476	4,931,156
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450		7,000,000	6,965,855	6,982,500
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	9.00%		L+750		3,622,139	3,595,014	3,627,131
Robertshaw US Holding Corp. (Revolver)	06/18/2019	Consumer Goods: Durable	9.00%		L+750		84,706	84,706	84,823
Robertshaw US Holding Corp. (Revolver) (10)	06/18/2019	Consumer Goods: Durable	—		—		621,176	—	856
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		6,124,052	5,946,035	5,511,647
St. George’s University Scholastic Services LLC (6), (11)	08/09/2021	Consumer Services	5.75%		L+475		1,194,200	1,188,887	1,200,171
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575		10,178,804	10,157,809	10,077,016
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		6,250,000	6,200,517	6,242,187
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,925,000	5,904,092	5,925,000
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,962,500	4,918,347	4,686,486
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.00%		L+575		4,719,954	4,666,457	4,672,754
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		1,995,000	1,812,508	1,837,275
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50 (PIK 1.00	% %)	L+850		429,042	429,042	429,042

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2015

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750	599,702	$545,474	$569,717
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—	151,090	—	—
U.S. Farathane, LLC	02/07/2022	Automotive	6.75%		L+575	5,850,000	5,737,834	5,879,250
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	7.50%		L+625	2,745,500	2,715,146	2,658,550
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800	3,582,000	3,549,681	3,617,820
YP LLC	06/04/2018	Media: Advertising, Printing and Publishing	8.01%		L+675	2,541,615	2,498,513	2,547,969

Total First Lien Secured Debt							305,709,246	304,068,247

Second Lien Secured Debt—21.7%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700	850,000	778,175	763,938
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—	1,000,000	1,000,000	897,500
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.00%		L+1,050	2,000,000	1,965,008	1,965,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000	11,000,000	10,402,634	10,890,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000	4,000,000	3,935,345	4,032,636
Language Line, LLC	12/20/2016	Consumer Services	10.50%		L+875	9,250,000	9,188,293	9,203,750
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050	11,000,000	10,899,889	10,780,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775	5,252,824	5,192,674	5,252,824
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	10.00%		—	2,812,500	2,683,892	2,531,250

Total Second Lien Secured Debt							46,045,910	46,316,898

Subordinated Debt/Corporate Notes—2.5% (8)
Affinion Group Holdings, Inc.	09/14/2018	Consumer Goods: Durable	14.50 (PIK 14.50	% %)	—	4,462,922	4,013,847	2,454,607
Affinion Investments LLC	08/15/2018	Consumer Goods: Durable	13.50%		—	1,734,000	1,734,000	762,960
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.00 (PIK 1.75	% %)	—	2,016,172	1,989,241	2,021,547
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—	126,259	126,259	126,259

Total Subordinated Debt/Corporate Notes							7,863,347	5,365,373

Preferred Equity—0.7% (7), (8)
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	8.00%		—	400	399,704	447,112
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—	1,047,317	670,283	1,045,327

Total Preferred Equity							1,069,987	1,492,439

Common Equity/Warrants—0.7% (7), (8)
A2Z Wireless Holdings, Inc.	—	Retail	—		—	463	118,817	688,376
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	554,715	1,186,649	263,490
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—	1,135,743	—	22,715
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—		—	939	45,761	45,760
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Goods: Durable	—		—	30	296	119,089
Patriot National, Inc. (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—	14,484	28,002	193,072
UniTek Global Services, Inc.	—	Telecommunications	—		—	149,617	—	—
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—		—	15,179	56,895	244,158

Total Common Equity/Warrants							1,436,420	1,576,660

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							362,124,910	358,819,617
Cash Equivalents—4.9%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares							10,475,621	10,475,621

Total Investments and Cash Equivalents—173.0%							$372,600,531	$369,295,238

Liabilities in Excess of Other Assets—(73.0)%								(155,843,448)
Net Assets—100.0%								$213,451,790

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2015

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Floating Rate Capital Ltd.’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we have elected to retain a portion of our calendar year income. As a result, for the three and nine months ended June 30, 2015, we accrued estimated excise taxes of $0.1 million and $0.3 million, respectively. For the three and nine months ended June 30, 2014, we accrued estimated excise taxes of $0.1 million and $0.4 million, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

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

(g) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, we have evaluated ASU 2015-03 and anticipate no impact on our consolidated financial statements and disclosures.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded investments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2015, the Investment Adviser earned base management fees of $0.9 million and $2.6 million, respectively, from us. For the three and nine months ended June 30, 2014, the Investment Adviser earned base management fees of $1.0 million and $2.8 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2015, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.5 million and $2.3 million, respectively, from us. For the three and nine months ended June 30, 2014, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.7 million and $1.5 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended June 30, 2015, the Investment Adviser earned an incentive fee on capital gains of zero and $(0.4) million, respectively, as calculated under the Investment Management Agreement. For the three and nine months ended June 30, 2014, the Investment Adviser earned an incentive fee on capital gains of $0.1 million and $0.8 million, respectively, as calculated under the Investment Management Agreement (as described above).

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

(Unaudited)

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2015, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $0.1 million and $(0.2) million, respectively. For the three and nine months ended June 30, 2014, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $0.1 million and $0.6 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2015. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2015, the Investment Adviser was reimbursed approximately $0.1 million and $0.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2014, the Investment Adviser was reimbursed approximately $0.1 million and $0.4 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2015 totaled $75.6 million and $161.3 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $30.7 million and $185.2 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2015 totaled $53.2 million and $146.2 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $55.6 million and $146.8 million, respectively.

Investments and cash equivalents consisted of the following:

	June 30, 2015		September 30, 2014
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$305,709,246	$304,068,247	$302,889,195	$302,565,355
Second lien	46,045,910	46,316,898	36,193,947	36,474,784
Subordinated debt / corporate notes	7,863,347	5,365,373	7,335,452	7,073,685
Preferred equity / common equity / warrants	2,506,407	3,069,099	1,935,701	2,314,668

Total investments	362,124,910	358,819,617	348,354,295	348,428,492

Cash equivalents	10,475,621	10,475,621	13,113,817	13,113,817

Total investments and cash equivalents	$372,600,531	$369,295,238	$361,468,112	$361,542,309

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	June 30, 2015	September 30, 2014
Healthcare and Pharmaceuticals	12%	16%
High Tech Industries	12	14
Business Services	10	8
Retail	7	7
Construction and Building	6	1
Consumer Goods: Durable	6	6
Consumer Services	6	8
Consumer Goods: Non-Durable	5	3
Hotel, Gaming and Leisure	5	8
Media: Advertising, Printing and Publishing	5	7
Automotive	4	3
Chemicals, Plastics and Rubber	4	2
Aerospace and Defense	3	4
Energy: Oil and Gas	3	2
Wholesale	3	—
Environmental Industries	2	—
Telecommunications	2	1
Banking, Finance, Insurance and Real Estate	1	5
All Other	4	5

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in one reclassification from Level 2 to 3 and one reclassification from Level 3 to 2 during the nine months ended June 30, 2015 and no reclassification of assets between levels during the nine months ended June 30, 2014.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$240,836,641	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	114,150,917	Market Comparable	Market Yield	6.0% – 38.5% (11.4%)
Equity investments	286,205	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	2,589,822	Enterprise Market Value	EBITDA multiple	4.8x – 10.0x (6.6x)

Total Level 3 investments	$357,863,585

Long-Term Credit Facility	$140,015,250	Market Comparable	Market Yield	3.2%

Asset Category	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$282,659,683	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	58,304,473	Market Comparable	Market Yield	6.5% – 14.1% (11.6%)
Equity investments	1,062,806	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	1,245,623	Enterprise Market Value	EBITDA multiple	5.0x–9.5x (7.6x)

Total Level 3 investments	$343,272,585

Long-Term Credit Facility	$146,949,000	Market Comparable	Market Yield	3.6%

Our investments, cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at June 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$304,068,247	$—	$—	$304,068,247
Debt investments (Second lien)	46,316,898	—	—	46,316,898
Debt investments (Subordinated debt / corporate notes)	5,365,373	—	762,960	4,602,413
Equity investments	3,069,099	—	193,072	2,876,027

Total investments	358,819,617	—	956,032	357,863,585

Cash equivalents	10,475,621	10,475,621	—	—

Total investments and cash equivalents	$369,295,238	$10,475,621	$956,032	$357,863,585

Long-Term Credit Facility	$140,015,250	$—	$—	$140,015,250

	Fair Value Measurements at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$302,565,355	$—	$—	$302,565,355
Debt investments (Second lien)	36,474,784	—	—	36,474,784
Debt investments (Subordinated debt / corporate notes)	7,073,685	—	5,149,668	1,924,017
Equity investments	2,314,668	—	6,239	2,308,429

Total investments	348,428,492	—	5,155,907	343,272,585

Cash equivalents	13,113,817	13,113,817	—	—

Total investments and cash equivalents	$361,542,309	$13,113,817	$5,155,907	$343,272,585

Long-Term Credit Facility	$146,949,000	$—	$—	$146,949,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2015
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$302,565,355	$40,707,230	$343,272,585
Net realized (losses) gains	(97,291)	606,110	508,819
Net unrealized depreciation	(1,317,159)	(1,158,473)	(2,475,632)
Purchases, PIK interest, net discount accretion and non-cash exchanges	142,839,788	16,658,283	159,498,071
Sales, repayments and non-cash exchanges	(139,922,446)	(6,243,136)	(146,165,582)
Transfers in and/or out of Level 3	—	3,225,324	3,225,324

Ending Balance	$304,068,247	$53,795,338	$357,863,585

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(1,682,404)	$(1,093,227)	$(2,775,631)

	Nine Months Ended June 30, 2014
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$281,046,248	$32,698,220	$313,744,468
Net realized gains	1,194,362	578,987	1,773,349
Net unrealized appreciation	1,798,648	1,433,096	3,231,744
Purchases, PIK interest, net discount accretion and non-cash exchanges	171,711,192	15,019,955	186,731,147
Sales, repayments and non-cash exchanges	(133,586,604)	(11,540,058)	(145,126,662)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$322,163,846	$38,190,200	$360,354,046

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$1,006,992	$1,421,519	$2,428,511

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value Nine Months Ended June 30,
Long-Term Credit Facility	2015	2014
Beginning Balance (cost – $146,400,000 and $99,600,000, respectively)	$146,949,000	$99,600,000
Net change in unrealized depreciation included in earnings	(233,750)	—
Borrowings	103,400,000	130,500,000
Repayments	(110,100,000)	(75,200,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $139,700,000 and $154,900,000, respectively)	$140,015,250	$154,900,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of $0.2 million relating to amendment fees on the Credit Facility for both the three and nine months ended June 30, 2015. For the same periods in the prior year, we had expenses of zero and $0.7 million, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2015, our Credit Facility had a net change in unrealized (appreciation) depreciation of less than $(0.1) million and $0.2 million, respectively. For each of the three and nine months ended June 30, 2014, our Credit Facility had a net change in unrealized appreciation of zero. As of June 30, 2015 and September 30, 2014, the net unrealized appreciation on our Credit Facility totaled $0.3 million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator for net increase in net assets resulting from operations	$4,726,777	$4,941,774	$11,289,466	$18,235,852
Denominator for basic and diluted weighted average shares	14,898,056	14,898,056	14,898,056	14,898,056
Basic and diluted net increase in net assets per share resulting from operations	$0.32	$0.33	$0.76	$1.22

7. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2015 and September 30, 2014, our cash equivalents consisted of money market funds in the amounts of $10.5 million and $13.1 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2015	2014
Per Share Data:
Net asset value, beginning of period	$14.40	$14.10
Net investment income (1)	0.94	0.76
Net realized and unrealized (loss) gain (1)	(0.18)	0.46

Net increase in net assets resulting from operations (1)	0.76	1.22
Distributions to stockholders (1), (2)	(0.83)	(0.80)

Net asset value, end of period	$14.33	$14.52

Per share market value, end of period	$13.88	$14.29

Total return* (3)	6.84%	9.91%
Shares outstanding at end of period	14,898,056	14,898,056

Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.72%	4.69%
Ratio of Credit Facility related expenses to average net assets (5)	1.61%	1.95%

Ratio of total expenses to average net assets (5)	5.33%	6.64%
Ratio of net investment income to average net assets (5)	8.81%	7.17%
Net assets at end of period	$213,451,790	$216,272,066

Weighted average debt outstanding	$131,659,707	$146,395,971

Weighted average debt per share (1)	$8.84	$9.83
Asset coverage per unit (6)	$2,524	$2,396
Portfolio turnover ratio	57.40%	54.41%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs, if any.
(5)	Credit Facility amendment costs, if any, are not annualized.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

9. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of June 30, 2015 and September 30, 2014, Funding I had $139.7 million and $146.4 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.19% and 2.16%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the nine months ended June 30, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.48% and 2.36%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2015, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2015

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

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedule of Investments. As of June 30, 2015 and September 30, 2014, we had $6.3 million and $2.7 million, respectively, in commitments to fund various revolving and delayed draw investments.

11. ACQUISITION OF MCG CAPITAL CORPORATION

On April 29, 2015, PFLT and MCG Capital Corporation (NASDAQ: MCGC), or MCG, announced that we have entered into a definitive agreement, under which we, through our wholly owned subsidiaries, PFLT Panama, LLC and PFLT Funding II, LLC, will acquire MCG in a stock and cash transaction valued at approximately $175 million, or approximately $4.75 per MCG share at closing. MCG stockholders will have the right to receive, per each share of MCG common stock, a number of shares of our common stock equal to $4.521 and $0.226 in cash (subject to an upward adjustment) paid by the Investment Adviser. At a special meeting of our stockholders to be held on August 14, 2015, our stockholders of record at the close of business on July 13, 2015 will be asked to vote on the approval of issuance of our common stock pursuant to the merger. The transaction is expected to close during the third calendar quarter of 2015.

The boards of directors of PFLT and MCG have each unanimously approved the transaction. Our board of directors unanimously recommends that our stockholders vote “FOR” approval of the issuance of our common stock to be issued pursuant to the merger agreement.

The merger will be accounted for by us under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the acquiring entity is required to fair value the assets and liabilities transferred. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values other than “non-qualifying” assets (for example cash or marketable securities) and does not give rise to goodwill. Furthermore, the cost of assets recognized by the acquiring entity generally includes transaction costs incurred as part of the asset acquisition, and no gain or loss is recognized in connection with such transfer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2015, the consolidated statements of operations for the three and nine months ended June 30, 2015 and 2014, and the consolidated statements of changes in net assets and cash flows for the nine months ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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
August 6, 2015

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock markets;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies;

•	the impact or failure of the proposed acquisition of MCG, including the failure of our stockholders or MCG’s stockholders to approve the proposed merger; and

•	the impact of European sovereign debt issues.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2015, our portfolio totaled $358.8 million and consisted of $304.1 million of senior secured loans, $46.3 million of second lien secured debt and $8.4 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 97% variable-rate investments (including 93% with a LIBOR or prime floor) and 3% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $3.3 million. Our overall portfolio consisted of 72 companies with an average investment size of $5.0 million, had a weighted average yield on debt investments of 8.3%, and was invested 85% in senior secured loans, 13% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

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

For the three months ended June 30, 2015, we invested $75.6 million in 12 new and 12 existing portfolio companies with a weighted average yield on debt investments of 6.9%. Sales and repayments of investments for the three months ended June 30, 2015 totaled $53.2 million. For the nine months ended June 30, 2015, we invested $161.0 million in 26 new and 26 existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the nine months ended June 30, 2015 totaled $146.2 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of $0.2 million relating to amendment fees on the Credit Facility for both the three and nine months ended June 30, 2015. For the same periods in the prior year, we had expenses of zero and $0.7 million, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2015, our Credit Facility had a net change in unrealized (appreciation) depreciation of less than $(0.1) million and $0.2 million, respectively. For each of the three and nine months ended June 30, 2014, our Credit Facility had a net change in unrealized appreciation of zero. As of June 30, 2015 and September 30, 2014, the net unrealized appreciation on our Credit Facility totaled $0.3 million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2015 and 2014.

Investment Income

Investment income for the three and nine months ended June 30, 2015 was $7.1 million and $22.6 million, respectively, and was attributable to $5.4 million and $17.4 million from senior secured loans and $1.7 million and $5.2 million from second lien secured debt and subordinated debt. This compares to investment income for the three and nine months ended June 30, 2014, which was $7.7 million and $22.1 million, respectively, and was attributable to $6.2 million and $17.9 million from senior secured loans and $1.5 million and $4.2 million from second lien secured debt and subordinated debt. The decrease in investment income for the three months ended June 30, 2015 as compared to the same period in the prior year was due to the timing of deployment of capital during the quarter. The increase in investment income for the nine months ended June 30, 2015 compared to the same period over the prior year was primarily due to a higher yielding portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2015 totaled $3.0 million and $8.5 million, respectively. Base management fee for the same periods totaled $0.9 million and $2.6 million, incentive fee totaled $0.6 million (including zero on net realized gains and $0.1 million on net unrealized gains accrued but not payable) and $1.7 million (including $(0.4) million on net realized gains and $(0.2) million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $1.0 million (including $0.2 million of Credit Facility amendment expenses) and $2.6 million (including $0.2 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.4 million and $1.3 million and excise taxes were $0.1 million and $0.3 million, respectively. This compares to expenses for the three and nine months ended June 30, 2014, which totaled $3.3 million and $10.8 million, respectively. Base management fee for the same periods totaled $1.0 million and $2.8 million, incentive fee totaled $0.8 million (including $0.1 million on net unrealized gains accrued but not payable) and $2.9 million (including $0.6 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $0.9 million and $3.3 million (including $0.7 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.5 million and $1.4 million and excise taxes were $0.1 million and $0.4 million, respectively. The decrease in expenses compared to the same periods in the prior year was primarily due to a reduction in the accrual of incentive fees on realized and unrealized gains on the portfolio.

Net Investment Income

Net investment income totaled $4.1 million and $14.0 million, or $0.28 and $0.94 per share, for the three and nine months ended June 30, 2015, respectively. Net investment income totaled $4.4 million and $11.3 million, or $0.29 and $0.76 per share, for the three and nine months ended June 30, 2014, respectively. For the three months ended June 30, 2015, net investment income decreased over the same period in the prior year as a result of changes in the yield environment, whereas, for the nine months ended June 30, 2015, net investment income increased over the same period in the prior year due to a higher yielding portfolio, and a reduction in incentive fees on net realized and net unrealized gains on the portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2015 totaled $53.2 million and $146.2 million and net realized gains totaled zero and $0.4 million, respectively. Sales and repayments of investments totaled $55.6 million and $146.8 million and realized gains totaled $0.7 million and $1.8 million for the three and nine months ended June 30, 2014, respectively. The change in realized gains compared to the same periods in the prior year was primarily driven by changes in market conditions for our investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and nine months ended June 30, 2015, we reported net unrealized appreciation (depreciation) on investments of $0.7 million and $(3.4) million, respectively. For the three and nine months ended June 30, 2014, we reported net unrealized (depreciation) appreciation on investments of $(0.1) million and $5.1 million, respectively. As of June 30, 2015 and September 30, 2014, net unrealized (depreciation) appreciation on investments totaled $(3.3) million and $0.1 million, respectively. The change in net unrealized appreciation (depreciation) compared to the same periods in the prior year was primarily the result of the overall variation in the leveraged finance markets.

For the three and nine months ended June 30, 2015, our Credit Facility had an unrealized depreciation of zero and $0.2 million, respectively. For each of the three and nine months ended June 30, 2014, our Credit Facility had an unrealized appreciation of zero. As of June 30, 2015 and September 30, 2014, net unrealized appreciation on our Credit Facility totaled $0.3 million and $0.5 million, respectively. The change in net unrealized appreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $4.7 million and $11.3 million, or $0.32 and $0.76 per share, respectively, for the three and nine months ended June 30, 2015. This compares to a net change in net assets resulting from operations which totaled $4.9 million and $18.2 million, or $0.33 and $1.22 per share, respectively, for the three and nine months ended June 30, 2014. The decrease in the net change in net assets from operations compared to the same periods in the prior year reflects the change in portfolio investment valuation during the reporting period.

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

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lender, is $200 million, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of May 2018 and a revolving period that ends in May 2016. As of June 30, 2015 and September 30, 2014, Funding I had $139.7 million and $146.4 million of outstanding borrowings under the Credit Facility, respectively, and carried an interest rate of 2.19% and 2.16%, respectively, excluding the 0.375% undrawn commitment fee. The annualized weighted average cost of debt for the nine months ended June 30, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.48% and 2.36%, respectively. As of June 30, 2015 and September 30, 2014, we had $60.3 million and $53.6 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2015, we were in compliance with the covenants relating to our Credit Facility.

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

On June 30, 2015 and September 30, 2014, we had cash equivalents of $10.5 million and $13.1 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $16.4 million for the nine months ended June 30, 2015, and our financing activities used cash of $19.0 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investment activities and our financing activities used cash primarily from net repayments under the Credit Facility.

Our operating activities used cash of $37.9 million for the nine months ended June 30, 2014, and our financing activities provided cash of $43.3 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net draws under the Credit Facility.

Acquisition of MCG Capital Corporation

On April 29, 2015, PFLT and MCG Capital Corporation (NASDAQ: MCGC), or MCG, announced that we have entered into a definitive agreement, under which we, through our wholly owned subsidiaries, PFLT Panama, LLC and PFLT Funding II, LLC, will acquire MCG in a stock and cash transaction valued at approximately $175 million, or approximately $4.75 per MCG share at closing. MCG stockholders will have the right to receive, per each share of MCG common stock, a number of shares of our common stock equal to $4.521 and $0.226 in cash (subject to an upward adjustment) paid by the Investment Adviser. At a special meeting of our stockholders to be held on August 14, 2015, our stockholders of record at the close of business on July 13, 2015 will be asked to vote on the approval of issuance of our common stock pursuant to the merger. The transaction is expected to close during the third calendar quarter of 2015.

The boards of directors of PFLT and MCG have each unanimously approved the transaction. Our board of directors unanimously recommends that our stockholders vote “FOR” approval of the issuance of our common stock to be issued pursuant to the merger agreement.

The merger will be accounted for by us under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the acquiring entity is required to fair value the assets and liabilities transferred. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values other than “non-qualifying” assets (for example cash or marketable securities) and does not give rise to goodwill. Furthermore, the cost of assets recognized by the acquiring entity generally includes transaction costs incurred as part of the asset acquisition, and no gain or loss is recognized in connection with such transfer.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2015, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$139.7	$—	$139.7	$—	$—
Unfunded investments (1)	6.3	—	3.2	3.1	—

Total contractual obligations	$146.0	$—	$142.9	$3.1	$—

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments.

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

During the three and nine months ended June 30, 2015, we declared distributions of $0.285 and $0.830 per share, respectively, for total distributions of $4.2 million and $12.3 million, respectively. For the same periods in the prior year, we declared distributions of $0.270 and $0.808 per share, respectively, for total distributions of $4.0 million and $12.0 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, we have evaluated ASU 2015-03 and anticipate no impact on our consolidated financial statements and disclosures.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, our debt portfolio consisted of 97% variable-rate investments (including 93% with a LIBOR or prime floor) and 3% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$(1,308)	$(0.09)
Up 2%	$607	$0.04
Up 3%	$2,734	$0.18
Up 4%	$4,862	$0.33

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in “Risk Factors” in our Registration Statement on Form N-14, as amended, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our Registration Statement on Form N-14 are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on April 29, 2015).

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 14, 2013).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1 *	Third Amended and Restated Revolving Credit and Security Agreement, dated as of May 22, 2015, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as backup collateral manager, and as custodian.

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 6, 2015	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)