Form 10-K
period 2015-09-30
PennantPark Floating Rate Capital Ltd.
filed 2015-11-12
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2015 based on the closing price on that date of $14.03 on the NASDAQ Global Select Market was approximately $205 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 26,730,074 shares of the Registrant’s common stock outstanding as of November 12, 2015.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

1

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Item 1.	Business

General Business of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate current income and capital appreciation by investing primarily in loans bearing a variable-rate of interest, or Floating Rate Loans, and other investments made to U.S. middle-market companies.

We believe that Floating Rate Loans to U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including mezzanine securities and, to a lesser extent, equity investments. We seek to create a diversified portfolio by generally targeting an investment size between $1 million and $15 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

On August 18, 2015, we completed the acquisition of MCG pursuant to the Agreement and Plan of Merger, or the Merger Agreement, dated as of April 28, 2015, by and among MCG, our Investment Adviser and the Company. As a result of the transactions completed by the Merger Agreement, MCG was merged with and into PFLT Panama, LLC with MCG as the surviving corporation, following which MCG was merged with and into PFLT Funding II, LLC with PFLT Funding II, LLC as the surviving company.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has raised approximately $2.6 billion in debt and equity capital and has invested $4.8 billion in 385 companies with over 150 different financial sponsors through its managed funds.

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

•	We believe middle-market companies have faced difficulty in raising debt through the capital markets. Many middle-market companies look to raise funds by issuing high-yield bonds. We believe this approach to financing becomes difficult at times when institutional investors seek to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield securities from time to time.

•	We believe middle-market companies have faced difficulty raising debt in private markets. From time to time, banks, finance companies, hedge funds and collateralized loan obligation, or CLO, funds have withdrawn, and may again withdraw, capital from the middle-market, resulting in opportunities for alternative funding sources.

•	We believe that credit market dislocation for middle-market companies improves the risk-reward on our investments. From time to time, market participants have reduced lending to middle-market and non-investment grade borrowers. As a result, we believe there is less competition in our market, more conservative capital structures, higher yields and stronger covenants.

•	We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured debt and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors.

•	We believe there is substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and from time to time the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-reward to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

a) Experienced Management Team

The senior investment professionals of our Investment Adviser have worked together for many years and average over 25 years of experience in senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. These senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this extensive experience and history has resulted in a strong reputation across the capital markets.

Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. For example, lending to middle-market companies in the United States is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies. Specialized due diligence, underwriting capabilities and more extensive ongoing monitoring are required by the lenders.

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

c) Ability to Source and Evaluate Transactions through our Investment Adviser’s Research Capability and Established Network

The management team of our Investment Adviser has long-term relationships with financial sponsors, management consultants and management teams that we believe enable us to evaluate investment opportunities effectively in numerous industries, as well as provide us access to substantial information concerning those industries. We identify potential investments both through active origination and through dialogue with numerous financial sponsors, management teams, members of the financial community and corporate partners with whom the professionals of our Investment Adviser have long-term relationships.

d) Flexible Transaction Structuring

We are flexible in structuring investments and tailor investments to meet the needs of a portfolio company while also generating attractive risk-adjusted returns. We can invest in all parts of a capital structure and our Investment Adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.

Our Investment Adviser seeks to minimize the risk of capital loss without foregoing potential for capital appreciation. In making investment decisions, we seek to invest in companies that we believe can generate consistent positive risk-adjusted returns.

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

Leverage

As of September 30, 2015, we maintained a $290 million Credit Facility, which matures in August 2020, with SunTrust Bank and other lenders, or the Lenders. During the Credit Facility’s revolving period, which extends to August 2018, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, under which we had $29.6 million outstanding with an annual current interest rate of 2.20%, excluding the undrawn commitment fees as of September 30, 2015. As of September 30, 2015 and 2014, we had $260.4 million and $53.6 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We believe that our capital resources provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage ratio of the 1940 Act, may generally range between 70% and 90% of our net assets, or 40% to 50% of our Managed Assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Investment Policy Overview

We seek to create a diversified portfolio primarily of Floating Rate Loans by generally targeting an investment size of $1 million to $15 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including mezzanine securities and, to a lesser extent, equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such unrated companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of Floating Rate Loans in qualifying assets such as private, or thinly traded or small market-capitalization, U.S. middle-market public companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or have a market capitalization of greater than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Regulation—Qualifying Assets” and “Investment Selection Criteria” for more information.

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

Mezzanine Debt

Structurally, mezzanine debt (which we define to include second lien secured debt and subordinated debt) usually ranks subordinate in priority of payment to senior secured debt. Our second lien secured debt is subordinated debt that benefits from a security interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. Mezzanine debt ranks senior to common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to senior secured debt, mezzanine debt generally earns a higher return than senior secured debt. In many cases, mezzanine investors receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

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

a) Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Investment Adviser also seeks to invest in portfolio companies that it believes possess competitive advantages, for example, in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

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

Due Diligence

We believe it is critical to conduct extensive due diligence in evaluating new investment targets. Our Investment Adviser conducts a rigorous due diligence process that is applied to prospective portfolio companies and draws from our Investment Adviser’s experience, industry expertise and network of contacts. In conducting due diligence, our Investment Adviser uses information provided by companies, financial sponsors and publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.

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

Upon the completion of due diligence in a portfolio company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. Rather, they are employees of and receive compensation from our Investment Adviser.

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

We expect to hold most of our investments to maturity or repayment, but we may exit certain investments earlier when a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over investments to better position the portfolio in light of market conditions.

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

The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to a portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of periodic financial statements and financial projections for portfolio companies.

The Investment Adviser monitors credit risk of each portfolio company regularly with a goal toward identifying early, and when able and appropriate, exiting investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company’s financial resources and operating history; (2) comparing a portfolio company’s current operating results with the Investment Adviser’s initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company’s sensitivity to economic conditions; (4) the performance of a portfolio company’s management; (5) a portfolio company’s debt maturities and capital requirements; (6) a portfolio company’s interest and asset coverage; and (7) the relative value of an investment based on a portfolio company’s anticipated cash flow.

Managerial Assistance

We offer managerial assistance to our portfolio companies. As a BDC, we are required to make available such managerial assistance within the meaning of Section 55 of the 1940 Act. See “Regulation” for more information.

Staffing

We do not currently have any employees. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses.

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

Our Portfolio

Our principal investment focus is to invest in Floating Rate Loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Environmental Services
• Auto Sector	• Financial Services
• Beverage, Food and Tobacco	• Grocery
• Broadcasting and Entertainment	• Healthcare, Education and Childcare
• Buildings and Real Estate	• High Tech Industries
• Building Materials	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Business Services	• Hotels, Motels, Inns and Gaming
• Cable Television	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture & Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Goods: Durable & Non-Durable	• Media: Broadcasting and Subscription
• Consumer Services	• Mining, Steel, Iron and Non-Precious Metals
• Containers, Packaging & Glass	• Oil and Gas
• Distribution	• Other Media
• Diversified/Conglomerate Manufacturing	• Personal, Food and Miscellaneous Services
• Diversified/Conglomerate Services	• Printing and Publishing
• Education	• Retail
• Energy/Utilities	• Telecommunications

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30:

Portfolio Company	2015	Portfolio Company	2014
AKA Diversified Holdings, Inc.	3%	Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	4%
Bowlmor AMF Corp.	3	AKA Diversified Holdings, Inc.	3
CRGT Inc.	3	e-Rewards, Inc.	3
Howard Berger Co. LLC	3	iEnergizer Limited and Aptara, Inc.	3
Instant Web, LLC	3	Instant Web, LLC	3
Language Line, LLC	3	New Trident HoldCorp, Inc.	3
Novitex Acquisition, LLC	3	Novitex Acquisition, LLC	3
Polyconcept Finance B.V.	3	SCE Partners, LLC	3
Surgical Specialties Corporation (US), Inc.	3	Zest Holdings, LLC	3
iEnergizer Limited and Aptara, Inc.	2	Premier Dental Services, Inc.	2

Industry	2015	Industry	2014
High Tech Industries	13%	Healthcare and Pharmaceuticals	16%
Healthcare and Pharmaceuticals	12	High Tech Industries	14
Business Services	10	Business Services	8
Consumer Goods: Durable	8	Consumer Services	8
Retail	8	Hotel, Gaming and Leisure	8
Construction and Building	6	Media: Advertising, Printing and Publishing	7
Consumer Services	6	Retail	7
Hotel, Gaming and Leisure	5	Consumer Goods: Durable	6
Consumer Goods: Non-Durable	4	Banking, Finance, Insurance and Real Estate	5
Media: Advertising, Printing and Publishing	4	Aerospace and Defense	4

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as certain of the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Investment Corporation, a publicly traded BDC, and other managed funds, as applicable. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. The Investment Adviser will allocate investment opportunities in a fair and equitable manner consistent with our allocation policy, and we have received exemptive relief with respect to certain co-investment transactions. Where co-investment is unavailable or inappropriate, the Investment Adviser will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with our affiliates, subject to compliance with applicable regulations, our trade allocation procedures and, if applicable, the terms of our exemptive relief.

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

PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our stockholders or our board of directors, to other entities so long as its services to us are not impaired. Our board of directors monitors for any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee or, collectively, Management Fees.

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the fiscal years ended September 30, 2015, 2014 and 2013, the Investment Adviser earned a base management fee of $3.6 million, $3.7 million and $2.2 million, respectively, from us.

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

Adjusted gross assets as of December 31, 20XX = $150 million

Gross assets as of March 31, 20XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX and December 31, 20XX, which are the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter = ($150 million + $180 million) / 2 = $165 million.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser earned $2.2 million, $2.6 million and $1.5 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2015, 2014 and 2013 the Investment Adviser accrued an incentive fee on capital gains of approximately $(0.4) million, $0.8 million and zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2015, 2014 and 2013 was $(0.7) million, $0.1 million and $0.4 million, respectively.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle (1) = 1.75%

Base management fee (2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 0.80%

Pre-Incentive Fee Net Investment Income does not exceed hurdle; therefore, there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle (1) = 1.75%

Base management fee (2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.25%

Incentive fee

= 50% X Pre-Incentive Fee Net Investment Income, subject to “catch-up”

= 50% X (2.25% - 1.75%)

= 0.25%

Alternative 3:

Assumptions

Investment income (including interest, distributions, fees, etc.) = 4.00%

Hurdle (1) = 1.75%

Base management fee (2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 3.55%

Incentive fee

     = 20% X Pre-Incentive Fee Net Investment Income, subject to “catch-up” (4)

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2015. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2016. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, our ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, our profitability and any economies of scale. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser was reimbursed approximately $0.5 million, $0.5 million and $0.3 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2015. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2016. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

REGULATION

Business Development Company and Regulated Investment Company Regulations

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

Managerial Assistance to Portfolio Companies

As a BDC, we are required to make available managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 55 of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator may provide assistance to controlled affiliates.

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

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends to our stockholders of an amount at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute in respect of each calendar year dividends to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of our capital gains over capital losses), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for the preceding years that was not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we may retain and be subject to excise tax on such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gains we distribute as distributions to stockholders. In addition, upon satisfying these requirements, we will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold a debt instrument that is treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the OID that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income in the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

We invest in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless debt instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to continue to qualify as a RIC.

Gain or loss realized by us from equity securities and warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy our distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt instruments and other senior securities are outstanding unless certain asset coverage requirements are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the distributions declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, unless certain cure provisions apply, we will be subject to tax in that taxable year on all of our taxable income at regular corporate rates, regardless of whether we make any dividend distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above for more information.

If we are unable to maintain our status as a RIC, we also would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable as dividends to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be subject to tax as a RIC in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next ten taxable years.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock or any securities we may issue, may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. Government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio for a BDC, as defined under the 1940 Act. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

We could be subject to reduced availability and/or mandatory prepayments under Funding I’s Credit Facility.

In addition to the applicable asset coverage ratio, which restricts our ability to borrow funds under any credit facility, the Credit Facility contains various covenants applicable to Funding I. For example, the income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall, which could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of stockholder’s equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity in Funding I. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility.

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

We make long-term loans and debt investments, which may involve a high degree of repayment risk. Our investments with a deferred interest feature, such as OID income, could represent a higher credit risk than investments that mush pay interest in full in cash on a regular basis. We invest in companies that may have limited financial resources, typically are highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a material adverse effect on our financial condition and results of operations.

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

If the fair value of our portfolio companies reflects future realized losses, this could ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations and cause a material decline in the value of our publicly traded common stock.

We may be the target of securities litigation.

If the trading price of our stock fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

Although the parties involved with certain litigation related to the MCG merger in the Delaware Court of Chancery have reached an agreement in principle to settle such litigation, we cannot assure you that the settlement will be approved by the court on the agreed terms, or at all.

We are dependent upon our Investment Adviser’s key personnel for our future success, and if our Investment Adviser is unable to hire and retain qualified personnel or if our Investment Adviser loses any member of its management team, our ability to achieve our investment objectives could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Investment Adviser for our future success. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these senior investment professionals and any others that may be hired by PennantPark Investment Advisers. Subject to the overall supervision of our board of directors, the managers of our Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of our Investment Adviser. The departure of managers of PennantPark Investment Advisers could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser. The Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments once the interest rate exceeds the applicable floor. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense on our Credit Facility, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order to grow, our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any current or future employees will contribute effectively to the work of, or remain associated with, the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We have operated and continue to operate so as to maintain our election to be taxed as a RIC under Subchapter M of the Code. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as distributions to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for preceding years that was not distributed during such years.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as OID and PIK interest, which represents interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, such as amounts attributable to foreign currency transactions. Our investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

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

In some cases, we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the Annual Distribution Requirement. Accordingly, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements to be subject to tax as a RIC, we intend to distribute to our stockholders substantially all of our investment company taxable income and net capital gains each taxable year. However, we may retain all or a portion of our net capital gains and pay applicable income taxes with respect thereto and elect to treat such retained net capital gains as deemed dividend distributions to our stockholders.

As a BDC, we generally are required to meet a 200% asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our subsidiary Funding I for cash distributions to enable us to meet the RIC distribution requirements. Funding I may be limited by its covenants from making certain distributions to us that may be necessary to be subject to tax as a RIC. We may have to request a waiver of these covenants’ restrictions for Funding I to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that Funding I will be granted such a waiver, and if Funding I is unable to obtain a waiver, compliance with the covenants may cause us to incur a corporate-level income tax.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, or other financial institutions, up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, the asset coverage ratio permits us to issue senior securities or incur indebtedness subject to certain limits. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy the asset coverage ratio. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business, financial condition and results of operations.

•	Senior Securities. As a result of issuing senior securities, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•	Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is an extensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. Such procedures may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

•	Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

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

As of September 30, 2015, we had outstanding borrowings of $29.6 million under our Credit Facility with a current interest rate of 2.20% exclusive of the fees on the undrawn commitment. To cover the annual interest on our borrowings of $29.6 million outstanding at September 30, 2015, at the weighted average annual rate of 2.20%, we would have to receive an annual yield of at least 0.16%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2015 of 7% of total assets (including such borrowed funds), at a current interest rate at the time of 2.20%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(11.3)%	(5.8)%	(0.2)%	5.4%	11.0%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

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

Our Credit Facility expires in August 2020. We utilize the Credit Facility to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at maturity of the Credit Facility, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

We may in the future determine to fund a portion of our investments with preferred stock, which is another form of leverage and would magnify the potential for loss and the risks of investing in us.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Payment of dividends on, and repayment of the liquidation preference of, such preferred stock would typically take preference over any dividends or other payments to our common stockholders. Also, preferred stockholders are not typically subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Furthermore, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Also, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

Our interests in Funding I are subordinated.

We own 100% of the equity interests in Funding I. We consolidate Funding I in our Consolidated Financial Statements and treat the indebtedness of Funding I as our leverage. Our interests in Funding I (other than the management fees that the Investment Adviser has irrevocably directed to be paid to us) are subordinate in priority of payment to every other obligation of Funding I and are subject to certain payment restrictions set forth in the Credit Facility documents. We may receive cash distributions on our equity interests in Funding I only after it has made all (1) required cash interest and, if applicable, principal payments to the Lenders, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations.

Our equity interests in Funding I are subordinate to all of the secured and unsecured creditors, known or unknown, of Funding I, including the Lenders. Consequently, to the extent that the value of Funding I’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital losses exceeding gains on the underlying assets, prepayments or changes in interest rates, the return on our investment in Funding I could be reduced. Accordingly, our investment in Funding I is subject to a complete risk of loss.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility future decreases of fair value of our debt will have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility. This will tend to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including conversion to open-end status and, accordingly, preferred stockholders could veto any such changes in addition to any ability of common and preferred stockholders, voting together as a single class, to veto such matters. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes, which could have a material adverse effect on our business, financial condition and results of operations.

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

These factors include the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical or similar to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption, repayment or convertible features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may have a material adverse effect on the market value of the debt securities or the trading market for the debt securities. Our debt securities may include convertible features that cause them to more closely bear risks associated with an investment in our common stock.

Terms relating to debt redemption may have a material adverse effect on the return on any debt securities.

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

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

We may be unable to realize the benefits anticipated by our acquisition of MCG, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of our acquisition of MCG will depend in part on the integration of MCG’s assets with our business. There can be no assurance that MCG’s assets can be profitable or integrated successfully into our operations in a timely fashion or at all or that we will deploy the cash received in the MCG transaction with yields consistent with those investments in our portfolio at the time of closing of the transactions. The dedication of management resources to such integration may detract attention from our day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects could have a material adverse effect on our financial results.

We are subject to risks associated with cybersecurity and cyber incidents.

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers.

Portfolio company litigation could result in additional costs and the diversion of management time and resources.

To the extent that litigation continues to arise on our investments or MCG’s former investments, we may be named as a defendant, which could result in additional costs and the diversion of management time and resources. It may also be necessary for us to bring litigation against one of our portfolio companies or a former MCG portfolio company. Litigation involving a portfolio company may be costly and affect the operations of the business, which could in turn have an adverse impact on the fair value of our business.

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS

We invest in illiquid assets, and our valuation procedures with respect to such assets may result in recording values that are materially different than the values we ultimately receive upon disposition of such assets.

All of our investments are recorded using broker or dealer quotes, if available, or at fair value as determined in good faith by our board of directors. We expect that most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information. As a result, there will be uncertainty as to the value of our portfolio investments.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or pro forma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically fair value each individual investment on a quarterly basis. We record unrealized appreciation if we believe that our investment has appreciated in value. Likewise, we record unrealized depreciation if we believe that our investment has depreciated in value. We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded on our Consolidated Statements of Operations as net change in unrealized appreciation or depreciation.

At September 30, 2015, all of our investments were recorded at fair value as approved in good faith by our board of directors. Our board of directors uses the services of nationally recognized independent valuation firms to aid it in determining the fair value of our investments. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our debt maturities. Funding I’s borrowings under its Credit Facility are collateralized by the assets in our investment portfolio. A general disruption in the credit markets could result in a diminished appetite for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down Funding I’s Credit Facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects our counterparties or us, and could materially damage our business.

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

We intend to invest primarily in Floating Rate Loans, which may consist of senior secured debt, mezzanine debt and selected equity investments issued by U.S. middle-market companies.

1.	Floating Rate Loans: The Floating Rate Loans we invest in are usually rated below investment grade or may also be unrated. Investments in Floating Rate Loans rated below investment grade are considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could reduce our NAV and income distributions. An economic downturn would generally lead to a higher default rate by portfolio companies. A Floating Rate Loan may lose significant market value before a default occurs and we may experience losses due to the inherent illiquidity of the investments. Moreover, any specific collateral used to secure a Floating Rate Loan may decline in value or become illiquid, which would adversely affect the Floating Rate Loan’s fair value. Floating Rate Loans are subject to a number of risks, including liquidity risk and the risk of investing in below investment-grade, variable-rate securities.

Floating Rate Loans are subject to the risk of non-payment of scheduled interest or principal. Such non-payment would result in a reduction of income to us, a reduction in the fair value of the investment and a potential decrease in our NAV. There can be no assurance that the liquidation of any collateral securing a Floating Rate Loan would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments, or that the collateral could be readily liquidated. In the event of bankruptcy or insolvency of a borrower, we could experience delays or limitations with respect to our ability to realize the benefits of the collateral securing a Floating Rate Loan. The collateral securing a Floating Rate Loan may lose all or substantially all of its value in the event of the bankruptcy or insolvency of a borrower. Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the rights in collateral of such loans to presently existing or future indebtedness of the borrower or take other actions detrimental to the holders of loans including, in certain circumstances, invalidating such loans or causing interest previously paid to be refunded to the borrower. Either such step could materially negatively affect our performance.

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

2.	Senior Secured Debt: When we extend senior secured debt, which we define to include first lien debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this may not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a senior secured debt investment is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

3.	Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured debt and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

4.	Equity Investments: We have made and expect to continue to make select equity investments, all of which are subordinated to debt investments. In addition, when we invest in senior secured debt or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all.

In addition, investing in middle-market companies involves a number of significant risks, including:

•	companies may be highly leveraged, have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, more limited publicly available information, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to refinance their outstanding indebtedness upon maturity.

Under the 1940 Act we may invest up to 30% of our assets in investments that are not qualifying assets for business development companies. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Diversification Requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic or industry centric slowdowns or recessions and may be unable to repay debt from us during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and materially harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur regardless of how we may have structured our investment.

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

Because we do not generally have controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the market value of our investments.

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

The incentive fee payable by us to PennantPark Investment Advisers may create an incentive for PennantPark Investment Advisers to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Investment Adviser is calculated based on a percentage of our NAV. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock. In addition, our Investment Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle applicable to the portion of the incentive fee based on net capital gains. As a result, the Investment Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The part of our incentive fee payable by us to PennantPark Investment Advisers that relates to net investment income is computed and paid on income that has been accrued but that has not been received in cash. PennantPark Investment Advisers is not obligated to reimburse us for any such incentive fees even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. As a result, there is a risk that we will pay incentive fees with respect to income that we never receive in cash.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, economic and political developments. We may employ hedging techniques such as using our Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by the rules of the Commodity Futures Trading Commission.

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

The determination of NAV in connection with an offering of shares of common stock will involve the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or otherwise in violation of the 1940 Act unless we have previously received the consent of the majority of our common stockholders to do so and the board of directors decides such an offering is in the best interests of our common stockholders. Whenever we do not have current stockholder approval to issue shares of our common stock at a price per share below our then current NAV per share, the offering price per share (after any distributing commission or discount) will equal or exceed our then current NAV per share, based on the value of our portfolio securities and other assets determined in good faith by our board of directors as of a time within 48 hours (excluding Sundays and holidays) of the sale.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $11.94 and $13.78 on September 30, 2015 and 2014, respectively. Our NAV per share was $13.95 and $14.40 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

Under the dividend reinvestment plan, if you own shares of our common stock registered in your own name, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you opt out of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next dividend or distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your income tax liabilities on the value of the common stock received. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions” for more information.

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

As of September 30, 2015, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

Between May 6, 2015, and May 18, 2015, a number of putative class action lawsuits were filed by former stockholders of MCG challenging our acquisition of MCG in the Delaware Court of Chancery. The complaints were consolidated and on June 10, 2015, a consolidated class action complaint was filed. The consolidated complaint alleged that MCG’s directors violated their fiduciary duties by, among other things, not protecting against their supposed conflicts of interest and failing to take steps to maximize the consideration to be received by MCG’s former stockholders in our acquisition of MCG. The consolidated complaint also alleged that the Company, PFLT Panama, LLC, PFLT Funding II, LLC and the Investment Adviser aided and abetted the MCG directors’ purported breach of fiduciary duties. The complaint demanded, among other things, a preliminary and permanent injunction against our acquisition of MCG and rescission of the transaction to the extent that it has been implemented. We believe that the consolidated complaint is without merit.

On July 30, 2015, the parties entered into a memorandum of understanding setting forth an agreement in principle to settle the class action complaint. The memorandum of understanding provides for, among other things, additional public disclosure with respect to the MCG merger, which disclosures were made by MCG on July 31, 2015. The parties plan to file a stipulation of settlement with the court, which provides for, among other things, settlement of the class action complaint. There can be no assurance that the settlement will be finalized or that the court will approve the settlement.

MCG was a party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies. We inherited this litigation upon the closing of our acquisition of MCG.

While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions declared per share since October 1, 2013.

Period	Closing Sale Prices			Premium / (Discount) of High Sale Price to NAV(2)	Premium / (Discount) of Low Sale Price to NAV(2)	Distributions Declared
	NAV(1)	High	Low
Fiscal Year Ended September 30, 2015
Fourth quarter	$13.95	$14.30	$11.35	3%	(19)%	$0.2850
Third quarter	14.33	14.48	13.88	1	(3)	0.2850
Second quarter	14.30	14.16	13.25	(1)	(7)	0.2750
First quarter	14.16	14.23	12.98	—	(8)	0.2700
Fiscal Year Ended September 30, 2014
Fourth quarter	14.40	14.39	13.75	—	(5)	0.2700
Third quarter	14.52	14.29	13.61	(2)	(6)	0.2700
Second quarter	14.46	14.27	13.51	(1)	(7)	0.2700
First quarter	14.24	13.93	13.14	(2)	(8)	0.2675

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $11.94 and $13.78 on September 30, 2015 and 2014, respectively. Our NAV per share was $13.95 and $14.40 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 12, 2015, we had 30 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2015.

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

Record Dates	Payment Dates	Distributions Declared
Fiscal Year Ended September 30, 2015
September 21, 2015	October 1, 2015	$0.0950
August 24, 2015	September 1, 2015	0.0950
July 22, 2015	August 3, 2015	0.0950
June 15, 2015	July 1, 2015	0.0950
May 20, 2015	June 1, 2015	0.0950
April 20, 2015	May 1, 2015	0.0950
March 20, 2015	April 1, 2015	0.0950
February 18, 2015	March 2, 2015	0.0900
January 21, 2015	February 2, 2015	0.0900
December 19, 2014	January 2, 2015	0.0900
November 19, 2014	December 1, 2014	0.0900
October 22, 2014	November 3, 2014	0.0900

Total		$1.1150

Fiscal Year Ended September 30, 2014
September 26, 2014	October 1, 2014	$0.0900
August 20, 2014	September 2, 2014	0.0900
July 18, 2014	August 1, 2014	0.0900
June 19, 2014	July 1, 2014	0.0900
May 19, 2014	June 2, 2014	0.0900
April 21, 2014	May 1, 2014	0.0900
March 20, 2014	April 1, 2014	0.0900
February 19, 2014	March 3, 2014	0.0900
January 22, 2014	February 3, 2014	0.0900
December 20, 2013	January 2, 2014	0.0900
November 20, 2013	December 2, 2013	0.0900
October 21, 2013	November 1, 2013	0.0875

Total		$1.0775

In January 2016, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2015 and 2014 were from ordinary income and long-term capital gains, which totaled $17.2 million and $1.7 million, or $1.06 and $0.10 per share and $13.5 million and $2.6 million, or $0.91 and $0.17 per share, respectively, based on weighted average shares outstanding for the respective periods.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC tax benefits. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 8, 2011 (initial public offering) through September 30, 2015. The graph assumes that, on April 8, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

We have derived the data below from our audited and unaudited financial data. The Consolidated Statement of Operations data, per share data and Consolidated Statement of Assets and Liabilities data presented are derived from our audited Consolidated Financial Statements. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended September 30,				For the period March 4, 2011 (commencement of operations) to September 30, 2011
	2015	2014	2013	2012
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$30,355	$30,357	$18,867	$12,099	$2,947
Total expenses	12,695	13,721	8,344	5,789	2,626 (6)
Net investment income	17,660	16,636	10,523	6,310	320
Net realized and unrealized (loss) gain	(5,156)	3,878	1,461	5,651	(3,793)
Net increase (decrease) in net assets resulting from operations	12,504	20,514	11,985	11,961	(3,473)
Per share data:
Net asset value	13.95	14.40	14.10	13.98	13.44
Net investment income (1)	1.08	1.12	1.10	0.92	0.05
Net realized and unrealized (loss) gain (1)	(0.31)	0.26	0.15	0.83	(0.56)
Net increase (decrease) in net assets resulting from operations (1)	0.77	1.38	1.25	1.75	(0.51)
Distributions declared (1), (2)	1.16	1.08	1.05	0.91	0.25
Consolidated Statements of Assets and Liabilities data:
Total assets	416,120	372,874	328,802	178,367	121,075
Total investment portfolio	391,312	348,428	317,804	171,834	110,724
Credit Facility payable (3)	29,600	146,949	99,600	75,123	24,650
Total net asset value	372,890	214,528	210,066	95,744	92,072
Other data:
Total return (4)	(6.01)%	8.05%	17.17%	29.43%	(28.13)%
Number of portfolio companies (5)	76	72	83	61	38
Yield on debt portfolio (5)	7.9%	8.2%	8.1%	8.6%	8.0%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	Based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	At fair value.
(4)	Not annualized for a period of less than a year. Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(5)	Unaudited, at year end.
(6)	Included start-up and organizational costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock markets;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt and other world economic issues.

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

We believe that Floating Rate Loans to U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies and the potential for rising interest rates. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and, to a lesser extent, equity investments. We seek to create a diversified portfolio by generally targeting an investment size between $1 million and $15 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

On August 18, 2015, we completed the acquisition of MCG pursuant to the Merger Agreement. As a result of the transactions contemplated by the Merger Agreement, MCG was merged with and into PFLT Panama, LLC with MCG as the surviving corporation, following which MCG was merged with and into PFLT Funding II, LLC with PFLT Funding II, LLC as the surviving company. In accordance with the terms of the Merger Agreement, each outstanding share of MCG common stock (including shares of restricted stock) was converted into the right to receive (i) 0.32044 shares of our common stock (with MCG stockholders receiving cash in lieu of fractional shares of our common stock), and (ii) $0.30595 per share in cash. As a result of the transactions contemplated by the Merger Agreement, we issued an aggregate of approximately 11.8 million shares of our common stock to former MCG stockholders, and our Investment Adviser made an aggregate cash payment of approximately $11.3 million to former MCG stockholders.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured debt or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized, and we accrete or amortize such amounts as income or expense, as applicable, using the effective interest method as interest income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees on undrawn amounts, under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2015, our portfolio totaled $391.3 million and consisted of $335.0 million of senior secured debt, $47.9 million of second lien secured debt and $8.4 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 97% variable-rate investments (including 92% with a LIBOR or prime floor) and 3% fixed-rate investments. As of September 30, 2015, we had one company on non-accrual, representing 1.6% and 0.9% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $6.0 million. Our overall portfolio consisted of 76 companies with an average investment size of $5.1 million, had a weighted average yield on debt investments of 7.9%, and was invested 86% in senior secured debt, 12% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

As of September 30, 2014, our portfolio totaled $348.4 million and consisted of $302.5 million of senior secured debt, $36.5 million of second lien secured debt and $9.4 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 95% variable-rate investments (including 92% with a LIBOR or prime floor) and 5% fixed-rate investments. As of September 30, 2014, we had one company on non-accrual, representing 0.6% and 0.4% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $0.1 million. Our overall portfolio consisted of 72 companies with an average investment size of $4.8 million, had a weighted average yield on debt investments of 8.2%, and was invested 87% in senior secured debt, 10% in second lien secured debt and 3% in subordinated debt, preferred and common equity.

For the fiscal year ended September 30, 2015, we invested $224.2 million of investments in 32 new and 34 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the year ended September 30, 2015 totaled $195.0 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $2.3 million, $0.7 million and $0.4 million, relating to amendment fees on the Credit Facility during the years ended September 30, 2015, 2014 and 2013, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2015, 2014 and 2013, our Credit Facility had a net change in unrealized depreciation (appreciation) of $0.5 million, $(0.5) million and $(0.4) million, respectively. As of September 30, 2015 and 2014, the net unrealized appreciation on our Credit Facility totaled zero and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair value of our portfolio investments and Credit Facility during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends to our stockholders of an amount at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our net capital gain income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus net capital gain income for preceding years that was not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2015, 2014 and 2013.

Investment Income

Investment income for the fiscal year ended September 30, 2015 was $30.4 million and was attributable to $23.5 million from senior secured debt, $5.7 million from second lien secured debt and $1.2 million from subordinated debt. Investment income was relatively the same compared to the prior year due to investing in debt with lower yields. We expect investment income to grow as we deploy capital.

Investment income for the fiscal year ended September 30, 2014 was $30.4 million and was attributable to $24.5 million from senior secured debt, $4.2 million from second lien secured debt and $1.7 million from subordinated debt. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Investment income for the fiscal year ended September 30, 2013 was $18.9 million and was attributable to $16.0 million from senior secured debt, $1.6 million from second lien secured debt and $1.3 million from subordinated debt. The increase in investment income over the prior year was primarily the result of deploying our proceeds from our equity offerings and increased borrowings under our Credit Facility.

Expenses

Expenses for the fiscal year ended September 30, 2015 totaled $12.7 million. Base management fee for the same period totaled $3.6 million, incentive fee totaled $1.1 million (including $(0.4) million on net realized gains and $(0.7) million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $5.6 million (including $2.3 million of Credit Facility amendment expenses), general and administrative expenses totaled $2.0 million and excise taxes were $0.4 million. The decrease in expenses over the prior year was primarily due to a reduction in the accrual of incentive fees offset by increased Credit Facility amendment costs.

Expenses for the fiscal year ended September 30, 2014 totaled $13.7 million. Base management fee for the same period totaled $3.7 million, incentive fee totaled $3.5 million (including $0.1 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $4.2 million (including $0.7 million of Credit Facility amendment expenses), general and administrative expenses totaled $1.8 million and excise taxes were $0.5 million. The increase in base management fee, incentive fee and Credit Facility expenses over the prior year was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

Expenses for the fiscal year ended September 30, 2013 totaled $8.3 million. Base management fee for the same period totaled $2.2 million, incentive fee totaled $1.9 million, Credit Facility expenses totaled $2.3 million (including $0.4 million of Credit Facility amendment expenses), general and administrative expenses totaled $1.8 million and excise taxes were $0.1 million. The increase in expenses over the prior year was due to the growth of our portfolio and expanding our borrowing capacity under our Credit Facility.

Net Investment Income

Net investment income totaled $17.7 million or $1.08 per share, $16.6 million or $1.12 per share and $10.5 million or $1.10 per share, for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The decrease in net investment income per share was due to issuance of new shares.

Net Realized Gains or Losses

Sales and repayments of investments for the fiscal years ended September 30, 2015, 2014 and 2013 totaled $195.0 million, $225.6 million and $174.9 million, respectively. Net realized gains totaled $0.4 million, $2.9 million and $3.6 million for the same periods, respectively. The decrease in realized gains over the prior year was driven by changes in market conditions of our investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the fiscal years ended September 30, 2015, 2014 and 2013, we reported unrealized (depreciation) appreciation on investments of $(6.1) million, $1.6 million and $(1.7) million, respectively. As of September 30, 2015 and 2014, net unrealized (depreciation) appreciation on investments totaled $(6.0) million and $0.1 million, respectively. The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments liquidated.

For the fiscal years ended September 30, 2015, 2014 and 2013, our Credit Facility had a change in unrealized depreciation (appreciation) of $0.5 million, $(0.5) million and $(0.4) million, respectively. As of September 30, 2015 and 2014, net unrealized appreciation on our Credit Facility totaled zero and $0.5 million, respectively. The change compared to prior year was due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $12.5 million or $0.77 per share, $20.5 million or $1.38 per share and $12.0 million or $1.25 per share, for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The decrease in the net change in net assets from operations compared to the prior year reflects the change in portfolio investment valuation during the reporting period.

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

Funding I’s multi-currency Credit Facility with the Lenders was $290 million as of September 30, 2015, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of September 30, 2015 and 2014, Funding I had $29.6 million and $146.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility has an interest rate of 2.20% and 2.16%, respectively, excluding the undrawn commitment fees as of September 30, 2015 and 2014. The annualized weighted average cost of debt for the fiscal years ended September 30, 2015, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.62%, 2.35% and 2.59%, respectively. As of September 30, 2015 and 2014, we had $260.4 million and $53.6 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

During the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in August 2020. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2015, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made (1) all required cash interest and, if applicable, principal payments to the Lenders, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I. The Investment Adviser has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

We may raise equity or debt capital through registered offerings and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the years ended September 30, 2015, 2014 and 2013, we issued 11.8 million, zero and 8.0 million shares, respectively. As a result, we raised approximately $166.0 million, zero and $113.4 million dollars in gross proceeds from our equity capital.

On September 30, 2015 and 2014, we had cash equivalents of $21.4 million and $13.1 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $2.2 million for the year ended September 30, 2015, and our financing activities provided cash of $10.5 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from the MCG merger.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2015, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$29.6	$—	$—	$29.6	$—
Unfunded investments (1)	4.8	—	1.2	3.6	—

Total contractual obligations	$34.4	$—	$1.2	$33.2	$—

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments.

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

Distributions

In order to be subject to tax as a RIC and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends to stockholders of an amount at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

During the years ended September 30, 2015, 2014 and 2013, we declared distributions of $1.12, $1.08 and $1.03 per share, respectively, for total distributions of $18.9 million, $16.1 million and $10.0 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. We have evaluated ASU 2015-03 and anticipate no impact on our consolidated financial statements and disclosures.

Recent Developments

On October 15, 2015, the Company increased the size of its Credit Facility from $290 million to $350 million. All other terms remain unchanged.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, our debt portfolio consisted of 97% variable-rate investments (including 92% with a LIBOR or prime floor) and 3% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statement of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$440	$0.02
Up 2%	$4,024	$0.15
Up 3%	$7,607	$0.29
Up 4%	$11,191	$0.42

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate or foreign currency hedging activities.

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2015. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2015. This report appears on page 47.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedules of investments as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2015 by correspondence with the custodians and/or portfolio companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Floating Rate Capital Ltd. and its Subsidiaries as of September 30, 2015 and 2014, and the results of their operations, changes in net assets and their cash flows for the two years in the period then ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Floating Rate Capital Ltd. and its Subsidiaries’ internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated November 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

New York, New York

November 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiary:

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of PennantPark Floating Rate Capital Ltd. and its Subsidiary (collectively referred to as the “Company”) for the year ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in net assets and cash flows of PennantPark Floating Rate Capital Ltd. and its Subsidiary for the year ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

November 14, 2013

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiaries’ (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting on page 44. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PennantPark Floating Rate Capital Ltd. and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by COSO in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries, including the schedules of investments as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2015 and our report dated November 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ RSM US LLP

New York, New York

November 12, 2015

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	September 30, 2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$394,561,175 and $348,354,295, respectively)	$388,535,383	$348,428,492
Controlled, affiliated investments (cost—$2,777,132)	2,776,507	—

Total of investments (cost—$397,338,307 and $348,354,295, respectively)	391,311,890	348,428,492
Cash equivalents	21,428,514	13,113,817
Interest receivable	1,959,404	1,773,870
Receivable for investments sold	—	9,001,938
Prepaid expenses and other assets	1,420,529	556,359

Total assets	416,120,337	372,874,476

Liabilities
Distributions payable	2,539,357	1,340,825
Payable for investments purchased	9,367,500	3,162,000
Unfunded investments	—	2,705,882
Credit Facility payable (cost—$29,600,000 and $146,400,000, respectively) (See Notes 5 and 10)	29,600,000	146,949,000
Interest payable on Credit Facility	224,633	284,906
Management fee payable (See Note 3)	956,115	914,978
Performance-based incentive fee payable (See Note 3)	2,936	2,180,604
Accrued other expenses	539,347	808,571

Total liabilities	43,229,888	158,346,766

Commitments and contingencies (See Note 11)
Net Assets
Common stock, 26,730,074 and 14,898,056 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	26,730	14,898
Paid-in capital in excess of par value	371,502,801	207,226,615
Undistributed net investment income	6,991,473	4,878,091
Accumulated net realized gain on investments	395,862	2,882,909
Net unrealized (depreciation) appreciation on investments	(6,026,417)	74,197
Net unrealized appreciation on Credit Facility	—	(549,000)

Total net assets	$372,890,449	$214,527,710

Total liabilities and net assets	$416,120,337	$372,874,476

Net asset value per share	$13.95	$14.40

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2015	2014	2013
Investment income:
From non-controlled, non-affiliated investments:
Interest	$29,203,963	$29,256,441	$17,635,914
Other income	1,151,336	1,100,391	1,231,654

Total investment income	30,355,299	30,356,832	18,867,568

Expenses:
Base management fee (See Note 3)	3,572,614	3,702,826	2,196,038
Performance-based incentive fee (See Note 3)	1,114,972	3,464,344	1,891,302
Interest and expenses on the Credit Facility (See Note 10)	3,251,761	3,471,347	1,853,958
Administrative services expenses (See Note 3)	837,708	879,000	864,561
Other general and administrative expenses	1,176,769	1,011,285	988,541

Expenses before excise tax and amendment costs	9,953,824	12,528,802	7,794,400
Excise tax	440,000	479,425	122,897
Credit Facility amendment costs (See Notes 5 and 10)	2,301,478	712,930	426,924

Total expenses	12,695,302	13,721,157	8,344,221

Net investment income	17,659,997	16,635,675	10,523,347

Realized and unrealized (loss) gain on investments and Credit Facility:
Net realized gain on non-controlled, non-affiliated investments	395,862	2,873,525	3,574,936
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(6,100,614)	1,553,771	(1,735,965)
Credit Facility depreciation (appreciation) (See Note 5)	549,000	(549,000)	(377,500)

Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(5,551,614)	1,004,771	(2,113,465)

Net realized and unrealized (loss) gain from investments and Credit Facility	(5,155,752)	3,878,296	1,461,471

Net increase in net assets resulting from operations	$12,504,245	$20,513,971	$11,984,818

Net increase in net assets resulting from operations per common share (See Note 6)	$0.77	$1.38	$1.25

Net investment income per common share	$1.08	$1.12	$1.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2015	2014	2013
Net increase in net assets from operations:
Net investment income	$17,659,997	$16,635,675	$10,523,347
Net realized gain on investments	395,862	2,873,525	3,574,936
Net change in unrealized (depreciation) appreciation on investments	(6,100,614)	1,553,771	(1,735,965)
Net change in unrealized depreciation (appreciation) on Credit Facility	549,000	(549,000)	(377,500)

Net increase in net assets resulting from operations	12,504,245	20,513,971	11,984,818

Distributions to stockholders:
Distribution of net investment income	(15,976,507)	(12,477,719)	(9,129,072)
Distribution of realized gains	(2,882,909)	(3,574,936)	(911,925)

Total distributions to stockholders	(18,859,416)	(16,052,655)	(10,040,997)

Capital transactions:
Acquisition of MCG assets (See Note 12)	164,717,910	—	—
Public offerings and distributions reinvested	—	—	113,567,268
Offering costs	—	—	(1,188,572)

Net increase in net assets resulting from capital transactions	164,717,910	—	112,378,696

Net increase in net assets	158,362,739	4,461,316	114,322,517
Net assets:
Beginning of year	214,527,710	210,066,394	95,743,877

End of year	$372,890,449	$214,527,710	$210,066,394

Undistributed net investment income, end of year	$6,991,473	$4,878,091	$474,766

Capital share activity:
Shares issued from acquisition of MCG	11,832,018	—	—

Shares issued from public offerings	—	—	8,038,700

Shares issued from reinvestment of dividends	—	—	8,689

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,504,245	$20,513,971	$11,984,818
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized depreciation (appreciation) on investments	6,100,614	(1,553,771)	1,735,965
Net change in unrealized (depreciation) appreciation on Credit Facility	(549,000)	549,000	377,500
Net realized gain on investments	(395,862)	(2,873,525)	(3,574,936)
Net accretion of discount and amortization of premium	(1,240,781)	(1,253,776)	(1,178,778)
Purchases of investments	(224,170,119)	(248,124,673)	(316,463,651)
Payment-in-kind interest	(655,580)	(662,226)	(471,675)
Proceeds from dispositions of investments	195,049,580	225,614,700	174,918,136
(Increase) decrease in interest receivable	(185,534)	366,932	(751,935)
Decrease (increase) in receivable for investments sold	9,001,938	(5,342,753)	(2,672,907)
(Increase) decrease in prepaid expenses and other assets	(315,139)	63,378	(308,424)
Increase (decrease) in payable for investments purchased	6,205,500	(10,859,588)	10,664,088
(Decrease) increase in interest payable on Credit Facility	(60,273)	94,972	28,384
Increase in management fee payable	41,137	183,343	306,888
(Decrease) increase in performance-based incentive fee payable	(2,177,668)	1,016,514	657,776
(Decrease) increase in accrued other expenses	(1,358,635)	18,480	342,971

Net cash used for operating activities	(2,205,577)	(22,249,022)	(124,405,780)

Cash flows from financing activities:
Public offerings	—	—	113,443,028
Offering costs	—	—	(1,188,572)
Acquisition of MCG assets (See Note 12)	144,981,158	—	—
Deferred sales load paid	—	—	(2,055,000)
Distributions paid to stockholders	(17,660,884)	(16,015,410)	(9,161,230)
Borrowings under Credit Facility (See Notes 5 and 10)	130,700,000	148,200,000	235,350,000
Repayments under Credit Facility (See Notes 5 and 10)	(247,500,000)	(101,400,000)	(211,250,000)

Net cash provided by financing activities	10,520,274	30,784,590	125,138,226

Net increase in cash equivalents	8,314,697	8,535,568	732,446
Cash equivalents, beginning of year	13,113,817	4,578,249	3,845,803

Cash equivalents, end of year	$21,428,514	$13,113,817	$4,578,249

Supplemental disclosure of cash flow information:
Interest paid	$3,313,701	$3,341,375	$1,825,574

Taxes paid	$430,242	$254,753	$82,378

Distributions reinvested	$—	$—	$124,240

Conversions and non-cash exchanges	$670,283	$6,902,784	$—

Investments acquired from MCG in exchange for shares issued	$20,277,132	$—	$—

Acquisition of other assets from MCG (See Note 12)	$549,031	$—	$—

Acquisition of other liabilities from MCG (See Note 12)	$1,089,411	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—104.2% (3), (4)
First Lien Secured Debt—89.1%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.97%		L+1,175	(9)	10,734,388	$10,555,953	$10,895,404
AKA Diversified Holdings, Inc. (Revolver) (10)	04/02/2018	Retail	—		—		1,165,725	—	17,486
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575		7,136,577	7,101,328	7,118,736
Alvogen Pharma US, Inc. (6), (11)	04/04/2022	Healthcare and Pharmaceuticals	6.00%		L+500		3,900,038	3,881,182	3,880,538
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500		2,990,287	2,971,513	2,975,336
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%		L+825		6,602,074	6,517,717	6,492,018
ARC Automotive Group, Inc.	10/12/2020	Automotive	6.00%		L+500		3,970,000	3,935,708	3,930,300
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	7.50%		L+650		5,310,750	5,189,661	4,514,138
Blue Bird Body Company	06/29/2020	Automotive	6.50%		L+550		4,280,585	4,227,278	4,264,533
Bowlmor AMF Corp.	09/17/2021	Retail	7.25%		L+625		12,902,393	12,820,758	12,805,625
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.75%		L+475		2,493,750	2,469,351	2,468,812
CareCentrix, Inc.	07/08/2021	Healthcare and Pharmaceuticals	6.00%		L+500		5,000,000	4,878,103	4,870,850
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700		5,000,000	4,961,991	4,700,000
Charming Charlie LLC	12/24/2019	Retail	9.00%		L+800		4,432,500	4,381,480	4,210,875
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%		L+600		4,925,000	4,887,389	4,925,000
CRGT Inc.	12/21/2020	High Tech Industries	7.50%		L+650		11,861,946	11,755,521	11,743,327
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%		L+550		1,990,000	1,971,403	1,988,348
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575		2,976,683	2,952,648	3,017,613
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%		L+450		4,975,000	4,931,287	4,875,500
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	5.75%		L+475		4,937,500	4,901,367	4,937,500
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.75%		L+475		9,000,000	8,955,000	8,955,000
Driven Performance Brands Inc. (Revolver) (8) , (10)	09/10/2020	Consumer Goods: Durable	—		—		1,000,000	—	—
Emerging Markets Communications, LLC	07/01/2021	Telecommunications	6.75%		L+575		4,987,500	4,914,374	4,862,812
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%		L+400		4,975,000	4,927,105	4,897,290
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%		L+525		3,930,000	3,900,641	3,910,350
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550		1,091,582	1,090,547	1,088,177
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%		L+500		6,877,500	6,827,661	6,739,950
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%		L+450		4,900,000	4,866,257	4,851,000
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%		L+800		1,194,000	1,178,322	1,194,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%		L+475		2,753,737	2,734,900	2,726,199
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%		L+550		6,650,000	6,598,073	6,641,687
ICC-Nexergy, Inc.	04/30/2020	Consumer Goods: Durable	6.50%		L+550		4,987,500	4,941,329	4,937,625
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%		L+625		6,965,000	6,842,099	6,965,000
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%		L+600		10,094,315	10,001,190	9,084,884
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%		L+450		5,366,227	5,306,494	5,366,227
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%		L+1,100		4,500,000	4,447,058	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%		L+800		6,800,000	6,734,452	6,800,000
Jackson Hewitt Tax Service Inc.	07/30/2020	Consumer Services	8.00%		L+700		5,000,000	4,901,996	4,900,000
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		5,965,222	5,874,403	5,537,227
Kendra Scott, LLC	07/17/2020	Retail	7.00%		L+600		3,000,000	2,970,849	2,977,500
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%		L+450		1,965,012	1,958,874	1,943,731
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525		5,789,068	5,735,375	5,736,619
Lindblad Expeditions, Inc. (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%		L+450		2,208,750	2,197,809	2,197,706
Lindblad Maritime Enterprises, Ltd. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%		L+450		285,000	283,588	283,575
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%		L+425		1,995,000	1,985,364	1,973,175
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		8,917,647	8,854,192	8,566,559
Physiotherapy Corporation (8)	06/04/2021	Healthcare and Pharmaceuticals	5.75%		L+475		3,500,000	3,482,889	3,491,250
PlayPower, Inc.	06/23/2021	Construction and Building	5.75%		L+475		3,990,000	3,951,094	3,970,050
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475		11,482,697	11,430,576	11,425,283
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%		L+500		8,219,601	8,131,135	7,109,955
Profile Products LLC	05/20/2021	Environmental Industries	6.00%		L+500		7,470,287	7,398,025	7,470,287
Profile Products LLC (Revolver) (8) , (10)	05/20/2020	Environmental Industries	—		—		2,459,016	—	—
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%		L+650		4,912,500	4,880,217	4,914,563
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450		6,965,000	6,931,604	6,912,763
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	9.00%		L+750		3,582,758	3,557,217	3,575,247
Ryan, LLC	08/07/2020	Business Services	6.75%		L+575		4,443,750	4,378,244	4,382,648
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		6,101,682	5,946,657	5,491,514
St. George’s University Scholastic Services LLC (6), (11)	08/09/2021	Consumer Services	5.75%		L+475		714,200	711,056	714,200
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575		10,037,432	10,017,760	9,937,058
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		6,218,750	6,171,308	6,164,336
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,895,000	5,875,736	5,895,000
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,950,000	4,906,969	4,588,056
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		1,990,000	1,814,920	1,845,725
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50 (PIK 1.00	% %)	L+850		430,126	430,126	430,126
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750		599,702	548,736	569,717
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2015

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
U.S. Farathane, LLC	02/07/2022	Automotive	6.75%		L+575		3,800,641	$3,729,952	$3,807,672
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900		3,121,094	3,121,094	3,121,094
Vistage Worldwide, Inc. (8)	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550		5,000,000	4,950,477	4,975,000
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	8.50%		L+725		2,703,000	2,674,736	2,630,370
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		6,490,688	6,429,955	6,490,688

Total First Lien Secured Debt								335,790,073	332,180,834

Second Lien Secured Debt—12.8%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700		1,000,000	919,155	893,130
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—		1,000,000	1,000,000	950,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.00%		L+1,050		2,000,000	1,965,770	2,000,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000		11,000,000	10,423,463	10,670,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000		4,000,000	3,938,373	4,040,000
Language Line, LLC	07/07/2022	Consumer Services	10.75%		L+975		10,750,000	10,589,814	10,723,125
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		11,000,000	10,902,202	10,780,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775		5,252,824	5,194,116	5,230,920
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	10.00%		—		2,812,500	2,697,607	2,615,625

Total Second Lien Secured Debt								47,630,500	47,902,800

Subordinated Debt/Corporate Notes—1.5% (8)
Affinion Group Holdings, Inc.	09/14/2018	Consumer Goods: Durable	—	(7)	—		4,786,483	4,361,551	1,818,864
Affinion Investments LLC	08/15/2018	Consumer Goods: Durable	—	(7)	—		2,484,000	2,146,500	1,664,280
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.00 (PIK 1.75	% %)	—		2,025,065	1,999,885	1,992,841
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—		126,259	126,259	126,259

Total Subordinated Debt/Corporate Notes								8,634,195	5,602,244

Preferred Equity—0.3% (7), (8)
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	8.00%		—		400	399,704	455,490
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—		1,047,317	670,283	691,115

Total Preferred Equity								1,069,987	1,146,605

Common Equity/Warrants—0.5% (7), (8)
A2Z Wireless Holdings, Inc.	—	Retail	—		—		463	118,817	674,296
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—		554,715	1,186,649	291,226
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—		1,135,743	—	22,715
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—		—		939	45,761	52,466
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	—		—		30	296	215,689
Patriot National, Inc. (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—		14,484	28,002	190,609
UniTek Global Services, Inc.	—	Telecommunications	—		—		149,617	—	—
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—		—		15,179	56,895	255,899

Total Common Equity/Warrants								1,436,420	1,702,900

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies								394,561,175	388,535,383

Investments in Controlled, Affiliated Portfolio Companies—0.7%
First Lien Secured Debt—0.7%
GMC Television Broadcasting Holdings, LLC (8), (12)	12/30/2016	Media: Broadcasting and Subscription	4.33%		L+400	(9)	3,702,009	2,777,132	2,776,507

Total Investments—104.9%								397,338,307	391,311,890

Cash Equivalents—5.8%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares								21,428,514	21,428,514

Total Investments and Cash Equivalents—110.7%								$418,766,821	$412,740,404

Liabilities in Excess of Other Assets—(10.7)%									(39,849,955)
Net Assets—100.0%									$372,890,449

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2015

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)	Became a controlled affiliate during the quarter ended September 30, 2015.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—162.4% (3), (4)
First Lien Secured Debt—141.0%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.92%		L+1,175	(9)	9,060,104	$8,865,835	$9,167,028
AKA Diversified Holdings, Inc. (10)	04/02/2018	Retail	—		—		2,000,000	2,000,000	2,023,603
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575		7,334,751	7,289,756	7,261,403
Alvogen Pharma US, Inc. (6)	05/23/2018	Healthcare and Pharmaceuticals	7.00%		L+575		2,764,276	2,738,582	2,781,553
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500		4,333,333	4,299,220	4,327,917
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%		L+825		1,389,500	1,351,463	1,396,447
Ascend Learning, LLC	07/31/2019	Media: Broadcasting and Subscription	6.00%		L+500		3,476,244	3,463,094	3,479,720
Aspen Dental Management, Inc.	10/06/2016	Consumer Services	7.00%		L+550		2,917,500	2,900,680	2,902,912
ATI Holdings, Inc.	12/20/2019	Healthcare and Pharmaceuticals	5.00%		L+400		2,947,500	2,924,974	2,956,107
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	6.50%		L+550		5,293,750	5,228,951	5,240,812
BBB Industries, LLC	03/27/2019	Automotive	5.50%		L+425		3,023,140	3,004,531	3,005,515
Blue Bird Body Company	06/29/2020	Automotive	6.50%		L+550		5,000,000	4,927,548	4,925,000
Bowlmor AMF Corp.	09/17/2021	Retail	7.25%		L+625		8,000,000	7,880,197	7,970,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700		5,000,000	4,957,132	5,087,500
Charming Charlie LLC	12/24/2019	Retail	9.00%		L+800		4,477,500	4,416,233	4,477,500
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%		L+600		4,975,000	4,928,906	4,975,000
Creative Circle, LLC	06/25/2020	Media: Advertising, Printing and Publishing	5.50%		L+450		5,900,000	5,843,227	5,811,500
Curo Health Services, LLC	06/08/2020	Healthcare and Pharmaceuticals	5.75%		L+475		1,995,000	1,947,166	1,963,419
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575		3,253,740	3,218,698	3,172,396
Edmentum, Inc.	05/17/2018	Media: Broadcasting and Subscription	5.50%		L+450		924,982	924,982	915,732
eResearchTechnology, Inc.	05/02/2018	Healthcare and Pharmaceuticals	6.00%		L+475		2,858,864	2,847,367	2,855,291
e-Rewards, Inc.	10/29/2018	High Tech Industries	6.00%		L+500		9,812,500	9,652,736	9,665,312
FHC Health Systems, Inc.	01/09/2018	Healthcare and Pharmaceuticals	5.75%		L+475		4,258,929	4,226,747	4,258,929
Fishnet Security, Inc.	11/30/2017	High Tech Industries	6.25%		L+500		3,610,688	3,591,818	3,592,634
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%		L+525		3,970,000	3,934,577	3,840,975
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550		1,096,930	1,094,839	1,094,188
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%		L+500		6,947,500	6,888,768	6,912,762
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%		L+450		4,950,000	4,909,380	4,894,312
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%		L+800		1,200,000	1,182,000	1,182,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%		L+475		4,906,250	4,864,869	4,881,719
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%		L+550		7,000,000	6,931,037	6,912,500
IDQ Holdings, Inc. (5), (8)	03/30/2017	Automotive	11.50%		—		2,000,000	1,977,245	2,167,500
iEnergizer Limited and Aptara, Inc. (6)	05/01/2019	Business Services	7.25%		L+600		12,409,413	12,270,960	11,788,942
InfuSystem Holdings, Inc.	11/30/2016	Healthcare and Pharmaceuticals	13.16%		P+992		1,500,000	1,500,000	1,535,715
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%		L+450		5,453,617	5,377,967	5,453,617
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%		L+1,100		4,500,000	4,436,038	4,500,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Consumer Services	10.00%		L+850		5,140,179	5,059,028	5,114,478
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900		6,157,648	6,048,214	6,064,275
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%		L+450		1,985,004	1,977,359	1,967,635
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525		5,925,000	5,855,212	5,821,312
Meritas Schools Holdings, LLC	06/25/2019	Consumer Services	7.00%		L+575		2,505,285	2,484,597	2,506,864
National Surgical Hospitals, Inc.	08/01/2019	Healthcare and Pharmaceuticals	5.25%		L+425		8,130,872	8,111,416	8,090,218
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		9,900,000	9,817,130	9,809,217
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	11/27/2018	Banking, Finance, Insurance and Real Estate	12.50%		L+1,150		13,293,846	12,716,069	13,426,785
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475		7,717,766	7,653,621	7,669,530
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%		L+500		8,303,261	8,187,838	8,220,228
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%		L+650		4,962,500	4,921,444	4,970,787
RCS Capital Corporation	04/29/2019	Banking, Finance, Insurance and Real Estate	6.50%		L+550		4,937,500	4,891,688	4,956,016
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.)	06/18/2019	Consumer Goods: Durable	9.00%		L+750		3,294,118	3,262,700	3,288,278
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.) (10)	06/18/2019	Consumer Goods: Durable	—		—		705,882	705,882	704,631
SCE Partners, LLC	08/14/2019	Hotel, Gaming and Leisure	8.25%		L+725		12,000,000	11,898,121	12,000,000
Securus Technologies Holdings, Inc.	04/30/2020	Telecommunications	4.75%		L+350		1,980,002	1,963,277	1,955,252
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		6,643,409	6,382,042	5,979,068
St. George’s University Scholastic Services LLC (6)	08/09/2021	Consumer Services	5.75%		L+475		2,000,000	1,990,000	2,002,500
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575		3,375,000	3,347,830	3,366,563
Sutherland Global Services, Inc.	03/06/2019	Business Services	7.25%		L+600		925,000	910,694	922,688
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,955,000	5,931,546	5,910,338
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		5,000,000	4,950,448	4,968,750
Therakos, Inc.	12/27/2017	Healthcare and Pharmaceuticals	7.50%		L+625		4,843,177	4,775,215	4,861,339
UniTek Global Services, Inc. (8)	04/15/2016	Telecommunications	12.25 (PIK 7.25	% %)	L+1,125		135,817	135,817	135,817
UniTek Global Services, Inc.	04/16/2018	Telecommunications	—	(7)	—		2,184,319	2,150,875	1,332,435

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate current income and capital appreciation. We seek to achieve our investment objective by investing primarily in Floating Rate Loans and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien, high yield, mezzanine and distressed debt securities and, to a lesser extent, equity investments.

We entered into the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The five-year Credit Facility allowed Funding I to borrow up to $290 million as of September 30, 2015 at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Notes 10 and 13.

On August 18, 2015, we completed the acquisition of MCG pursuant to the Merger Agreement. As a result of the transactions contemplated by the Merger Agreement, MCG was merged with and into PFLT Panama, LLC with MCG as the surviving corporation, following which MCG was merged with and into PFLT Funding II, LLC with PFLT Funding II, LLC as the surviving company. See Note 12.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities in which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be subject to tax as a RIC. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be subject to taxation as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income and have accrued an excise tax of $0.4 million, $0.5 million and less than $0.1 million for the years ended September 30, 2015, 2014 and 2013, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. We did not have any uncertain tax positions or any unrecognized tax benefits that met the recognition or measurement criteria of ASC 740-10-25 as of the periods presented herein.

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

(e) Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our subsidiaries in our Consolidated Financial Statements.

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

(g) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30)— Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. We have evaluated ASU 2015-03 and anticipate no impact on our consolidated financial statements and disclosures.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Advisers, in February 2015. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to PennantPark Investment. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the fiscal years ended September 30, 2015, 2014 and 2013, the Investment Adviser earned a base management fee of $3.6 million, $3.7 million and $2.2 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser earned $2.2 million, $2.6 million and $1.5 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2015, 2014 and 2013 the Investment Adviser accrued an incentive fee on capital gains of approximately $(0.4) million, $0.8 million and zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2015, 2014 and 2013 was $(0.7) million, $0.1 million and $0.4 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2015. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser was reimbursed approximately $0.5 million, $0.5 million and $0.3 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

4. INVESTMENTS

Purchases of investments, including PIK, for the years ended September 30, 2015, 2014 and 2013 totaled $224.8 million, $248.8 million and $316.9 million, respectively. Sales and repayments of investments for the same periods totaled $195.0 million, $225.6 million and $174.9 million, respectively.

Investments and cash equivalents consisted of the following:

	September 30, 2015		September 30, 2014
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$338,567,205	$334,957,341	$302,889,195	$302,565,355
Second lien	47,630,500	47,902,800	36,193,947	36,474,784
Subordinated debt / corporate notes	8,634,195	5,602,244	7,335,452	7,073,685
Preferred equity / common equity / warrants	2,506,407	2,849,505	1,935,701	2,314,668

Total investments	397,338,307	391,311,890	348,354,295	348,428,492

Cash equivalents	21,428,514	21,428,514	13,113,817	13,113,817

Total investments and cash equivalents	$418,766,821	$412,740,404	$361,468,112	$361,542,309

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries:

	As of September 30,
Industry Classification	2015	2014
High Tech Industries	13%	14%
Healthcare and Pharmaceuticals	12	16
Business Services	10	8
Consumer Goods: Durable	8	6
Retail	8	7
Construction and Building	6	1
Consumer Services	6	8
Hotel, Gaming and Leisure	5	8
Chemicals, Plastics and Rubber	4	2
Consumer Goods: Non-Durable	4	3
Media: Advertising, Printing and Publishing	4	7
Aerospace and Defense	3	4
Automotive	3	3
Wholesale	3	—
Banking, Finance, Insurance and Real Estate	2	5
Energy: Oil and Gas	2	2
Telecommunications	2	1
All Other	5	5

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

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

Our investments are generally structured as Floating Rate Loans, mainly senior secured debt, but also may include second lien, high yield, mezzanine and distressed debt securities and equity investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in two reclassifications from Level 2 to 3 and one reclassification from Level 3 to 2 during the year ended September 30, 2015 and no reclassification of assets between levels during the year ended September 30, 2014.

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

The remainder of our portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$259,566,475	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	128,895,910	Market Comparable	Market Yield	5.5% – 34.7% (10.6%)
Equity investments	313,941	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	2,344,955	Enterprise Market Value	EBITDA multiple	6.0x – 10.5x (7.6x)

Total Level 3 investments	$391,121,281

Long-Term Credit Facility	$29,600,000	Market Comparable	Market Yield	2.9%

Asset Category	Fair Value as of September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$282,659,683	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	58,304,473	Market Comparable	Market Yield	6.5% – 14.1% (11.6%)
Equity investments	1,062,806	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	1,245,623	Enterprise Market Value	EBITDA multiple	5.0x – 9.5x (7.6x)

Total Level 3 investments	$343,272,585

Long-Term Credit Facility	$146,949,000	Market Comparable	Market Yield	3.6%

Our investments, cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$334,957,341	$—	$—	$334,957,341
Debt investments (Second lien)	47,902,800	—	—	47,902,800
Debt investments (Subordinated debt / corporate notes)	5,602,244	—	—	5,602,244
Equity investments	2,849,505	—	190,609	2,658,896

Total investments	391,311,890	—	190,609	391,121,281

Cash equivalents	21,428,514	21,428,514	—	—

Total investments and cash equivalents	$412,740,404	$21,428,514	$190,609	$391,121,281

Long-Term Credit Facility	$29,600,000	$—	$—	$29,600,000

	Fair Value at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$302,565,355	$—	$—	$302,565,355
Debt investments (Second lien)	36,474,784	—	—	36,474,784
Debt investments (Subordinated debt / corporate notes)	7,073,685	—	5,149,668	1,924,017
Equity investments	2,314,668	—	6,239	2,308,429

Total investments	348,428,492	—	5,155,907	343,272,585

Cash equivalents	13,113,817	13,113,817	—	—

Total investments and cash equivalents	$361,542,309	$13,113,817	$5,155,907	$343,272,585

Long-Term Credit Facility	$146,949,000	$—	$—	$146,949,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2015
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$302,565,355	$40,707,230	$343,272,585
Net realized (losses) gains	(175,862)	667,008	491,146
Net unrealized depreciation	(3,286,024)	(2,397,090)	(5,683,114)
Purchases, PIK, net discount accretion and non-cash exchanges (1)	215,410,313	27,790,325	243,200,638
Sales, repayments and exchanges	(179,556,441)	(15,493,137)	(195,049,578)
Transfers in and/or out of Level 3	—	4,889,604	4,889,604

Ending Balance	$334,957,341	$56,163,940	$391,121,281

Net change in unrealized depreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,449,989)	$(2,257,945)	$(5,707,934)

(1) Includes assets acquired from MCG.

	Year Ended September 30, 2014
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$281,046,248	$32,698,220	$313,744,468
Net realized gains	2,097,241	774,948	2,872,189
Net unrealized (depreciation) appreciation	(109,909)	567,020	457,111
Purchases, PIK, net discount accretion and non-cash exchanges	221,495,119	28,675,897	250,171,016
Sales, repayments and exchanges	(201,963,344)	(22,008,855)	(223,972,199)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$302,565,355	$40,707,230	$343,272,585

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(327,255)	$523,666	$196,411

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value Year Ended September 30,
Long-Term Credit Facility	2015	2014
Beginning Balance (cost – $146,400,000 and $99,600,000, respectively)	$146,949,000	$99,600,000
Total unrealized appreciation included in earnings	(549,000)	549,000
Borrowings	130,700,000	148,200,000
Repayments	(247,500,000)	(101,400,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $29,600,000 and $146,400,000, respectively)	$29,600,000	$146,949,000

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $2.3 million, $0.7 million and $0.4 million relating to amendment fees on the Credit Facility during the years ended September 30, 2015, 2014 and 2013, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2015 and 2014, our Credit Facility had a net change in unrealized depreciation (appreciation) of $0.5 million and $(0.5) million, respectively. As of September 30, 2015 and 2014, the net unrealized appreciation on our Credit Facility totaled zero and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Year Ended September 30,
	2015	2014	2013
Numerator for net increase in net assets resulting from operations	$12,504,245	$20,513,971	$11,984,818
Denominator for basic and diluted weighted average shares	16,291,965	14,898,056	9,587,877
Basic and diluted net increase in net assets per share resulting from operations	$0.77	$1.38	$1.25

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

7. TAXES AND DISTRIBUTIONS

Distributions from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized gain or paid-in-capital, as appropriate. Distributions from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICs under the Code.

As of September 30, 2015 and 2014, the cost of investments for federal income tax purposes was $399.6 million and $348.4 million, respectively, resulting in a gross unrealized appreciation of $3.3 million and $3.8 million, respectively, and depreciation of $11.6 million and $3.7 million, respectively.

The following amounts were reclassified for tax purposes:

	Year Ended September 30,
	2015	2014	2013
Decrease in paid-in capital	$(429,892)	$(254,753)	$(81,503)
Increase (decrease) in accumulated net realized gain	—	9,384	(1,223,913)
Increase in undistributed net investment income	429,892	245,369	1,305,416

The following reconciles net increase in net assets resulting from operations to taxable income:

	Year Ended September 30,
	2015	2014	2013
Net increase in net assets resulting from operations	$12,504,245	$20,513,971	$11,984,818
Net change in unrealized depreciation (appreciation) on investments and Credit Facility	5,551,614	(1,004,771)	2,113,465
Other temporary book-to-tax differences	5,788	(505,752)	(380,461)
Other non-deductible expenses	440,000	1,251,555	917,665

Taxable income before deductions for distribution	$18,501,647	$20,255,003	$14,635,487

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows:

	As of September 30,
	2015	2014	2013
Undistributed ordinary income – tax basis	$12,591,089	$10,097,482	$4,931,935
Undistributed long-term capital gain	—	1,652,842	2,578,795
Dividends payable and other book to tax differences	(5,203,754)	(3,989,324)	(3,461,027)
Net unrealized appreciation (depreciation) of investments and Credit Facility	(6,026,417)	(474,803)	(1,479,574)

Total accumulated surplus – book basis	$1,360,918	$7,286,197	$2,570,129

The tax characteristics of distributions declared, in accordance with Section 19(a) under the 1940 Act, are as follows:

	Year Ended September 30,
	2015	2014	2013
Ordinary income	$17,206,311	$13,473,860	$9,937,113
Long-term capital gain	1,653,105	2,578,795	103,884

Total distributions	$18,859,416	$16,052,655	$10,040,997

Total distributions per share	$1.16	$1.08	$1.05

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

8. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2015 and 2014, cash equivalents consisted of money market funds in the amounts of $21.4 million and $13.1 million, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	For the years ended September 30,				For the period March 4, 2011 (commencement of operations) to September 30, 2011
	2015	2014	2013	2012
Per Share Data:
Net asset value, beginning of period	$14.40	$14.10	$13.98	$13.44	$—
Net investment income (1)	1.08	1.12	1.10	0.92	0.05
Net change in realized and unrealized (loss) gain (1)	(0.31)	0.26	0.15	0.83	(0.56)

Net increase (decrease) in net assets resulting from operations (1)	0.77	1.38	1.25	1.75	(0.51)
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.98)	(0.84)	(0.95)	(0.86)	—
Distribution of realized gains	(0.18)	(0.24)	(0.10)	(0.05)	—

Total distributions to stockholders	(1.16)	(1.08)	(1.05)	(0.91)	(0.25)
Initial issuance of common stock	—	—	—	—	15.00
Effect of acquisition of MCG and offering costs (1)	(0.06)	—	(0.08)	(0.30)	(0.80)

Net asset value, end of period	$13.95	$14.40	$14.10	$13.98	$13.44

Per share market value, end of period	$11.94	$13.78	$13.78	$12.67	$10.55

Total return* (3)	(6.01)%	8.05%	17.17%	29.43%	(28.13)%
Shares outstanding at end of period	26,730,074	14,898,056	14,898,056	6,850,667	6,850,667

Ratios*/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.01%	4.45%	4.43%	4.20%	1.16%
Ratio of Credit Facility related expenses to average net assets (5)	2.34%	1.95%	1.66%	1.89%	1.61%

Ratio of total expenses to average net assets (5)	5.35%	6.40%	6.09%	6.09%	2.77%
Ratio of net investment income to average net assets (5)	7.43%	7.77%	7.68%	6.64%	0.34%
Net assets at end of period	$372,890,449	$214,527,710	$210,066,394	$95,743,877	$92,072,105

Weighted average debt outstanding	$123,924,384	$147,599,452	$71,678,836	$46,133,607	$7,550,877

Weighted average debt per share (1)	$7.61	$9.91	$7.48	$6.73	$1.11
Asset coverage per unit (6)	$13,598	$2,460	$3,109	$2,275	$4,735
Portfolio turnover ratio	51.02%	62.74%	81.89%	50.68%	37.53%

*	Not annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs, if any.
(5)	Credit Facility amendment costs, if any, are not annualized.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2015

10. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with the Lenders was $290 million as of September 30, 2015, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of September 30, 2015 and 2014, Funding I had $29.6 million and $146.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility has an interest rate of 2.20% and 2.16%, respectively, excluding the undrawn commitment fees as of September 30, 2015 and 2014. The annualized weighted average cost of debt for the years ended September 30, 2015, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.62%, 2.35% and 2.59%, respectively.

During the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in August 2020. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2015, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made all required payments of (1) cash interest and, if applicable, principal to the Lenders, (2) administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedule of Investments. As of September 30, 2015 and 2014, we had $4.8 million and $2.7 million, respectively, in commitments to fund investments.

Between May 6, 2015, and May 18, 2015, a number of putative class action lawsuits were filed by former stockholders of MCG challenging our acquisition of MCG in the Delaware Court of Chancery. The consolidated complaint alleged that MCG’s directors violated their fiduciary duties by, among other things, not protecting against their supposed conflicts of interest and failing to take steps to maximize the consideration to be received by MCG’s former stockholders in our acquisition of MCG. The consolidated complaint also alleged that the Company and the Investment Adviser aided and abetted the MCG directors’ purported breach of fiduciary duties. We believe that the consolidated complaint is without merit. On July 30, 2015, the parties entered into a memorandum of understanding setting forth an agreement in principle to settle the class action complaint. The parties plan to file a stipulation of settlement with the court, which provides for, among other things, settlement of the class action complaint. There can be no assurance that the settlement will be finalized or that the court will approve the settlement.

12. ACQUISITION OF MC CAPITAL CORPORTION

We entered into the Merger Agreement with MCG on April 28, 2015 to improve our scale to be more important to borrowers, to increase our market capitalization, to reduce our expense ratio and to increase diversification.

On August 18, 2015, we completed the acquisition of MCG whereby we acquired 100% of the net assets of MCG, approximately $166.9 million consisting of primarily cash. In accordance with the terms of the Merger Agreement, each outstanding share of MCG common stock (including shares of restricted stock) was converted into the right to receive (i) 0.32044 shares of our common stock (with MCG stockholders receiving cash in lieu of fractional shares of our common stock), and (ii) $0.30595 per share in cash. Pursuant to the Merger Agreement, we issued an aggregate of approximately 11.8 million shares of our common stock to former MCG stockholders, and our Investment Adviser made an aggregate cash payment of approximately $11.3 million to former MCG stockholders. The cash payment of approximately $11.3 million by our Investment Adviser is not subject to any reimbursement arrangement and is therefore not reflected in our consolidated financial statements. We incurred transaction costs of $2.3 million, of which $2.2 million relating to our share issuance were charged to paid in capital and $0.1 million was expensed.

We accounted for the merger with MCG under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under asset acquisition accounting, acquiring assets in groups requires ascertaining the cost of the net assets, as well as, allocating that cost to the individual assets and liabilities comprising the group. Under ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. Furthermore, ASC 805-50-30-2 provides that if the consideration given is not in the form of cash (for example, in the form of equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the net assets acquired, whichever is more clearly evident and, thus, more reliably measured. Since the acquired net assets were principally comprised of cash, we used the net assets acquired to measure the value of the common stock issued. Finally, ASC 805-50-30-3 provides that the cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash) and does not give rise to goodwill.

13. SUBSEQUENT EVENTS

On October 15, 2015, the Company increased the size of its Credit Facility from $290 million to $350 million. All other terms remain unchanged.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$7,791	$7,104	$7,983	$7,477
Net investment income	$3,639	$4,097	$4,456	$5,468
Net realized and unrealized (loss) gain	$(2,424)	$630	$1,668	$(5,030)
Net increase in net assets resulting from operations	$1,215	$4,727	$6,124	$438
Net increase in net assets resulting from operations per common share *	$0.06	$0.32	$0.41	$0.03
Net asset value per share at the end of the quarter	$13.95	$14.33	$14.30	$14.16
Market value per share at the end of the quarter	$11.94	$13.88	$14.03	$13.73

	2014
	Q4	Q3	Q2	Q1
Total investment income	$8,221	$7,669	$7,623	$6,844
Net investment income	$5,320	$4,363	$3,725	$3,228
Net realized and unrealized (loss) gain	$(3,043)	$579	$3,513	$2,829
Net increase in net assets resulting from operations	$2,278	$4,942	$7,237	$6,057
Net increase in net assets resulting from operations per common share *	$0.15	$0.33	$0.49	$0.41
Net asset value per share at the end of the quarter	$14.40	$14.52	$14.46	$14.24
Market value per share at the end of the quarter	$13.78	$14.29	$13.82	$13.73

	2013
	Q4	Q3	Q2	Q1
Total investment income	$6,095	$4,670	$4,140	$3,963
Net investment income	$3,581	$3,217	$1,666	$2,059
Net realized and unrealized gain (loss)	$1,866	$(1,650)	$1,540	$(294)
Net increase in net assets resulting from operations	$5,447	$1,567	$3,206	$1,765
Net increase in net assets resulting from operations per common share *	$0.39	$0.15	$0.45	$0.26
Net asset value per share at the end of the quarter	$14.10	$13.98	$14.10	$13.99
Market value per share at the end of the quarter	$13.78	$14.14	$13.96	$12.70

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 44 of this Report, is incorporated by reference herein.

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

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements—Refer to Item 8 starting on page 43.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

2.1	Agreement and Plan of Merger (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on April 29, 2015).

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 14, 2013).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1*	First Amendment to Third Amended and Restated Revolving Credit and Security Agreement, dated as of August 26, 2015, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as backup collateral manager, and as custodian.

10.2	Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on June 29, 2011).

10.3	Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 99(k)(2) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.5	Amended and Restated Investment Advisory Agreement, dated as of August 7, 2012, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 9, 2012).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed November 17, 2011).

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 12, 2015

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2015

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 12, 2015

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 12, 2015

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 12, 2015

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 12, 2015