Form 10-Q
period 2015-12-31
PennantPark Floating Rate Capital Ltd.
filed 2016-02-04
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 4, 2016 was 26,730,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	September 30, 2015
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$464,023,806 and $394,561,175, respectively)	$457,289,068	$388,535,383
Controlled, affiliated investments (cost—$2,777,132 and $2,777,132, respectively)	2,776,507	2,776,507

Total of investments (cost—$466,800,938 and $397,338,307, respectively)	460,065,575	391,311,890
Cash equivalents	14,035,946	21,428,514
Interest receivable	2,273,976	1,959,404
Prepaid expenses and other assets	1,480,015	1,420,529

Total assets	477,855,512	416,120,337

Liabilities
Distributions payable	2,539,357	2,539,357
Payable for investments purchased	10,802,662	9,367,500
Credit Facility payable (cost—$96,300,000 and $29,600,000, respectively) (See Notes 5 and 10)	95,698,125	29,600,000
Interest payable on Credit Facility	339,854	224,633
Management fee payable (See Note 3)	1,077,741	956,115
Performance-based incentive fee payable (See Note 3)	—	2,936
Accrued other expenses	378,516	539,347

Total liabilities	110,836,255	43,229,888

Commitments and contingencies (See Note 11)
Net assets
Common stock, 26,730,074 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	26,730	26,730
Paid-in capital in excess of par value	371,502,801	371,502,801
Undistributed net investment income	4,459,360	6,991,473
Accumulated net realized (loss) gain on investments	(2,836,146)	395,862
Net unrealized depreciation on investments	(6,735,363)	(6,026,417)
Net unrealized depreciation on Credit Facility	601,875	—

Total net assets	$367,019,257	$372,890,449

Total liabilities and net assets	$477,855,512	$416,120,337

Net asset value per share	$13.73	$13.95

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Investment income:
From non-controlled, non-affiliated investments:
Interest	$8,612,862	$7,448,774
Other income	102,685	27,946
From controlled, affiliated investments:
Interest	40,933	—

Total investment income	8,756,480	7,476,720

Expenses:
Base management fee (See Note 3)	1,077,741	883,370
Performance-based incentive fee (See Note 3)	(2,936)	(314,057)
Interest and expenses on Credit Facility (See Note 10)	939,682	885,758
Administrative services expenses (See Note 3)	200,000	226,000
Other general and administrative expenses	548,313	217,203

Expenses before provision for taxes and amendment costs	2,762,800	1,898,274
Provision for taxes	—	110,000
Credit Facility amendment costs (See Notes 5 and 10)	907,722	—

Total expenses	3,670,522	2,008,274

Net investment income	5,085,958	5,468,446

Realized and unrealized loss on investments and Credit Facility:
Net realized loss on investments	(3,232,008)	(173,989)
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(708,946)	(4,897,130)
Credit Facility depreciation (See Notes 5 and 10)	601,875	40,875

Net change in unrealized depreciation on investments and Credit Facility	(107,071)	(4,856,255)

Net realized and unrealized loss from investments and Credit Facility	(3,339,079)	(5,030,244)

Net increase in net assets resulting from operations	$1,746,879	$438,202

Net increase in net assets resulting from operations per common share (See Note 7)	$0.07	$0.03

Net investment income per common share	$0.19	$0.37

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net increase in net assets from operations:
Net investment income	$5,085,958	$5,468,446
Net realized loss on investments	(3,232,008)	(173,989)
Net change in unrealized depreciation on investments	(708,946)	(4,897,130)
Net change in unrealized depreciation on Credit Facility	601,875	40,875

Net increase in net assets resulting from operations	1,746,879	438,202

Distributions to stockholders	(7,618,071)	(4,022,475)

Net decrease in net assets	(5,871,192)	(3,584,273)

Net assets:
Beginning of period	372,890,449	214,527,710

End of period	$367,019,257	$210,943,437

Undistributed net investment income, end of period	$4,459,360	$6,324,062

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,746,879	$438,202
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Net change in unrealized depreciation on investments	708,946	4,897,130
Net change in unrealized depreciation on Credit Facility	(601,875)	(40,875)
Net realized loss on investments	3,232,008	173,989
Net accretion of discount and amortization of premium	(337,666)	(292,312)
Purchases of investments	(99,199,653)	(46,998,949)
Payment-in-kind interest	(18,135)	(168,128)
Proceeds from dispositions of investments	26,860,815	44,916,238
Increase in interest receivable	(314,572)	(388,891)
Decrease in receivable for investments sold	—	9,001,938
(Increase) decrease in prepaid expenses and other assets	(59,486)	53,631
Increase in payable for investments purchased	1,435,162	1,738,000
Increase (decrease) in interest payable on Credit Facility	115,221	(1,264)
Increase (decrease) in management fee payable	121,626	(31,608)
Decrease in performance-based incentive fee payable	(2,936)	(1,350,865)
(Decrease) increase in accrued other expenses	(160,831)	247,912

Net cash (used) provided by operating activities	(66,474,497)	12,194,148

Cash flows from financing activities:
Distributions paid to stockholders	(7,618,071)	(4,022,475)
Borrowings under Credit Facility (See Notes 5 and 10)	69,300,000	34,300,000
Repayments under Credit Facility (See Notes 5 and 10)	(2,600,000)	(45,200,000)

Net cash provided (used) by financing activities	59,081,929	(14,922,475)

Net decrease in cash equivalents	(7,392,568)	(2,728,327)
Cash equivalents, beginning of period	21,428,514	13,113,817

Cash equivalents, end of period	$14,035,946	$10,385,490

Supplemental disclosure of cash flow information:
Interest paid	$824,461	$852,022

Taxes paid	$1,190	$—

Non-cash exchanges and conversions	$4,547,934	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—124.6% (3), (4)
First Lien Secured Debt—109.1%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	14.25%	P+1,075	(9)	10,597,197	$10,516,936	$10,775,203
AKA Diversified Holdings, Inc. (Revolver) (10)	04/02/2018	Retail	—	—		1,165,725	—	19,581
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%	L+575		7,136,577	7,104,384	7,118,736
Alvogen Pharma US, Inc. (6), (11)	04/04/2022	Healthcare and Pharmaceuticals	6.00%	L+500		3,843,577	3,825,433	3,742,683
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%	L+500		2,948,755	2,932,168	2,904,524
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%	L+825		6,585,275	6,499,641	6,330,096
ARC Automotive Group, Inc.	10/12/2020	Automotive	7.50%	P+400	(9)	3,960,000	3,926,852	3,920,400
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	7.50%	L+650		5,193,754	5,079,294	4,155,003
Blue Bird Body Company	06/29/2020	Automotive	6.50%	L+550		4,218,085	4,167,693	4,170,632
Bowlmor AMF Corp.	09/17/2021	Retail	7.25%	L+625		12,869,811	12,790,612	12,687,446
Broder Bros., Co., Tranche A	06/03/2021	Consumer Goods: Non-Durable	7.00%	L+575		2,485,000	2,435,901	2,122,190
Broder Bros., Co., Tranche B	06/03/2021	Consumer Goods: Non-Durable	13.50%	L+1,225		2,490,000	2,440,522	2,753,940
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.75%	L+475		2,487,500	2,463,983	2,431,531
CareCentrix, Inc.	07/08/2021	Healthcare and Pharmaceuticals	6.00%	L+500		4,987,500	4,870,465	4,825,406
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700		5,000,000	4,964,472	4,675,000
Charming Charlie LLC	12/24/2019	Retail	9.00%	L+800		4,421,250	4,373,291	3,713,850
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%	L+600		4,925,000	4,889,338	4,925,000
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%	L+975		6,320,000	6,195,334	6,193,600
Corfin Industries LLC (Revolver) (10)	11/25/2020	Aerospace and Defense	—	—		518,033	—	—
CRGT Inc.	12/21/2020	High Tech Industries	7.50%	L+650		11,786,392	11,684,681	11,668,528
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%	L+550		1,985,000	1,967,026	1,960,188
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%	L+575		2,968,976	2,947,751	2,968,976
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%	L+450		4,962,500	4,920,683	4,838,437
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	5.75%	L+475		4,875,000	4,840,289	4,875,000
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.75%	L+475		8,887,500	8,845,343	8,798,625
Driven Performance Brands Inc. (Revolver) (8) , (10)	09/10/2020	Consumer Goods: Durable	—	—		1,000,000	—	—
Emerging Markets Communications, LLC	07/01/2021	Telecommunications	6.75%	L+575		4,975,000	4,904,048	4,664,062
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%	L+400		4,962,500	4,916,335	4,714,375
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%	L+525		3,920,000	3,893,076	3,841,600
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%	L+500		6,860,000	6,809,832	6,414,100
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%	L+800		1,191,000	1,175,786	1,191,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%	L+475		2,735,307	2,715,937	2,694,277
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%	L+550		6,562,500	6,514,306	6,464,062
ICC-Nexergy, Inc.	04/30/2020	Consumer Goods: Durable	6.50%	L+550		4,975,000	4,931,317	4,875,500
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%	L+625		6,947,500	6,829,010	6,947,500
Idera, Inc.	04/09/2021	High Tech Industries	6.50%	L+550		7,000,000	6,321,011	6,335,000
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%	L+600		9,739,761	9,616,987	8,765,785
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%	L+450		5,343,581	5,288,139	5,343,581
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%	L+1,100		4,500,000	4,450,077	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%	L+800		6,765,680	6,702,907	6,630,366
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.00%	L+700		5,000,000	4,906,292	4,781,250
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	11.00%	L+1,000		5,926,736	5,842,352	5,652,521
Kendra Scott, LLC	07/17/2020	Retail	7.00%	L+600		2,962,500	2,934,869	2,918,062
KHC Holdings, Inc.	10/31/2022	Wholesale	7.00%	L+600		12,500,000	12,284,327	12,281,250
KHC Holdings, Inc. (Revolver) (8) , (10)	10/30/2020	Wholesale	—	—		1,209,677	—	—
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%	L+450		1,960,014	1,953,138	1,889,786
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%	L+525		5,774,263	5,720,252	5,774,263
Lindblad Expeditions, Inc. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%	L+450		2,203,214	2,192,478	2,181,182
Lindblad Maritime Enterprises, Ltd. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%	L+450		284,286	282,900	281,443
LSF9 Cypress Holdings LLC	10/10/2022	Construction and Building	7.25%	L+625		12,500,000	11,887,766	11,833,375
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%	L+425		1,990,000	1,980,638	1,892,152
MB Aerospace ACP Holdings II Corp.	12/15/2022	Aerospace and Defense	6.50%	L+550		7,000,000	6,930,137	6,930,000
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%	L+525		8,892,647	8,834,283	8,483,585
Physiotherapy Corporation (8)	06/04/2021	Healthcare and Pharmaceuticals	5.75%	L+475		3,491,250	3,474,976	3,473,794
PlayPower, Inc.	06/23/2021	Construction and Building	5.75%	L+475		3,980,000	3,942,773	3,960,100
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%	L+475		10,489,901	10,446,081	10,371,890
Premier Dental Services, Inc.	11/01/2018	Consumer Services	7.50%	L+650		7,528,230	7,451,555	6,511,919
Profile Products LLC	05/20/2021	Environmental Industries	6.00%	L+500		7,423,156	7,353,188	7,423,156
Profile Products LLC (Revolver) (8) , (10)	05/20/2020	Environmental Industries	—	—		2,459,016	—	—
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%	L+650		4,900,000	4,865,884	4,895,933
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%	L+450		6,947,500	6,915,515	6,843,288
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	9.00%	L+750		3,579,361	3,555,127	3,565,082
Ryan, LLC	08/07/2020	Business Services	6.75%	L+575		4,387,500	4,325,099	4,250,391
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%	L+750		6,079,313	5,947,582	6,048,916
St. George’s University Scholastic Services LLC (6), (11)	08/09/2021	Consumer Services	5.75%	L+475		474,200	472,188	473,015
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.25%	L+625		7,500,000	7,375,975	7,387,500

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		6,203,125	$6,157,530	$6,079,062
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,880,000	5,858,754	5,762,400
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,937,500	4,895,615	4,190,703
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		1,985,000	1,817,452	1,746,800
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	11.25%		L+1,075		13,550,000	13,279,861	13,279,000
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50 (PIK 1.00	% %)	L+850		394,411	394,411	394,411
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750		599,702	552,030	569,717
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	—	—
Universal Fiber Systems, LLC	10/04/2021	Chemicals, Plastics and Rubber	6.50%		L+550		5,000,000	4,951,254	4,975,000
U.S. Anesthesia Partners, Inc.	12/31/2019	Healthcare and Pharmaceuticals	7.50%		P+400	(9)	10,000,000	9,900,463	9,900,000
U.S. Farathane, LLC	02/07/2022	Automotive	6.75%		L+575		9,673,360	9,561,353	9,552,443
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900		3,113,281	3,113,281	3,113,281
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550		4,968,750	4,921,064	4,968,750
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	8.50%		L+725		2,618,000	2,591,579	2,489,273
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		7,372,126	7,305,708	7,372,126

Total First Lien Secured Debt								406,926,590	400,452,602

Second Lien Secured Debt—12.8%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700		1,000,000	924,755	851,110
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—		1,000,000	1,000,000	700,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.00%		L+1,050		2,000,000	1,966,607	2,000,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000		11,000,000	10,444,331	10,450,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000		4,000,000	3,941,391	4,020,000
Language Line, LLC	07/07/2022	Consumer Services	10.75%		L+975		10,750,000	10,591,643	10,561,875
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		11,000,000	10,904,594	10,780,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775		5,252,824	5,195,698	5,134,636
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	10.00%		—		2,812,500	2,711,149	2,615,625

Total Second Lien Secured Debt								47,680,168	47,113,246

Subordinated Debt/Corporate Notes—0.8% (8)
Affinion International Holdings Limited (6), (11)	07/30/2018	Consumer Goods: Durable	7.50 (PIK 7.50	% %)	—		1,096,000	951,483	931,600
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.50 (PIK 2.25	% %)	—		2,036,550	2,013,178	1,894,361
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—		131,415	131,415	131,415

Total Subordinated Debt/Corporate Notes								3,096,076	2,957,376

Preferred Equity—0.4% (7), (8)
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	8.00%		—		400	399,704	464,151
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—		1,047,317	670,283	796,245

Total Preferred Equity								1,069,987	1,260,396

Common Equity/Warrants—1.5% (7), (8)
A2Z Wireless Holdings, Inc.	—	Retail	—		—		463	118,817	893,059
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—		—		99,029	3,514,572	3,539,111
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—		—		4,298	1,186,649	23,791
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—		3,000	300,000	300,000
Corfin InvestCo, L.P. (10)	—	Aerospace and Defense	—		—		3,000	—	—
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—		—		939	45,761	51,153
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	—		—		30	296	343,453
Patriot National, Inc.	—	Banking, Finance, Insurance and Real Estate	—		—		11,867	27,995	79,628
UniTek Global Services, Inc.	—	Telecommunications	—		—		149,617	—	—
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—		—		15,179	56,895	275,253

Total Common Equity/Warrants								5,250,985	5,505,448

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies								464,023,806	457,289,068

Investments in Controlled, Affiliated Portfolio Companies—0.8%
First Lien Secured Debt—0.8%
GMC Television Broadcasting Holdings, LLC (8), (12)	12/30/2016	Media: Broadcasting and Subscription	4.33%		L+400	(9)	3,702,009	2,777,132	2,776,507

Total Investments—125.4%								466,800,938	460,065,575

Cash Equivalents—3.8%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares								14,035,946	14,035,946

Total Investments and Cash Equivalents—129.2%								$480,836,884	$474,101,521

Liabilities in Excess of Other Assets—(29.2)%									(107,082,264)
Net Assets—100.0%									$367,019,257

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)	Became a controlled affiliate during the quarter ended September 30, 2015.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	$—	$—
U.S. Farathane, LLC	02/07/2022	Automotive	6.75%		L+575		3,800,641	3,729,952	3,807,672
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900		3,121,094	3,121,094	3,121,094
Vistage Worldwide, Inc. (8)	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550		5,000,000	4,950,477	4,975,000
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	8.50%		L+725		2,703,000	2,674,736	2,630,370
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		6,490,688	6,429,955	6,490,688

Total First Lien Secured Debt								335,790,073	332,180,834

Second Lien Secured Debt—12.8%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700		1,000,000	919,155	893,130
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—		1,000,000	1,000,000	950,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.00%		L+1,050		2,000,000	1,965,770	2,000,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000		11,000,000	10,423,463	10,670,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000		4,000,000	3,938,373	4,040,000
Language Line, LLC	07/07/2022	Consumer Services	10.75%		L+975		10,750,000	10,589,814	10,723,125
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		11,000,000	10,902,202	10,780,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775		5,252,824	5,194,116	5,230,920
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	10.00%		—		2,812,500	2,697,607	2,615,625

Total Second Lien Secured Debt								47,630,500	47,902,800

Subordinated Debt/Corporate Notes—1.5% (8)
Affinion Group Holdings, Inc.	09/14/2018	Consumer Goods: Durable	—	(7)	—		4,786,483	4,361,551	1,818,864
Affinion Investments LLC	08/15/2018	Consumer Goods: Durable	—	(7)	—		2,484,000	2,146,500	1,664,280
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.00 (PIK 1.75	% %)	—		2,025,065	1,999,885	1,992,841
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—		126,259	126,259	126,259

Total Subordinated Debt/Corporate Notes								8,634,195	5,602,244

Preferred Equity—0.3% (7), (8)
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	8.00%		—		400	399,704	455,490
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—		1,047,317	670,283	691,115

Total Preferred Equity								1,069,987	1,146,605

Common Equity/Warrants—0.5% (7), (8)
A2Z Wireless Holdings, Inc.	—	Retail	—		—		463	118,817	674,296
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Goods: Durable	—		—		554,715	1,186,649	291,226
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Goods: Durable	—		—		1,135,743	—	22,715
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—		—		939	45,761	52,466
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	—		—		30	296	215,689
Patriot National, Inc. (Warrants)	11/27/2023	Banking, Finance, Insurance and Real Estate	—		—		14,484	28,002	190,609
UniTek Global Services, Inc.	—	Telecommunications	—		—		149,617	—	—
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—		—		15,179	56,895	255,899

Total Common Equity/Warrants								1,436,420	1,702,900

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies								394,561,175	388,535,383

Investments in Controlled, Affiliated Portfolio Companies—0.7%
First Lien Secured Debt—0.7%
GMC Television Broadcasting Holdings, LLC (8), (12)	12/30/2016	Media: Broadcasting and Subscription	4.33%		L+400	(9)	3,702,009	2,777,132	2,776,507

Total Investments—104.9%								397,338,307	391,311,890

Cash Equivalents—5.8%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares								21,428,514	21,428,514

Total Investments and Cash Equivalents—110.7%								$418,766,821	$412,740,404

Liabilities in Excess of Other Assets—(10.7)%									(39,849,955)
Net Assets—100.0%									$372,890,449

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)	Became a controlled affiliate during the quarter ended September 30, 2015.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $350 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

On August 18, 2015, we completed the acquisition of MCG Capital Corporation, or MCG, pursuant to the Agreement and Plan of Merger, or the Merger Agreement, dated as of April 28, 2015, by and among MCG, our Investment Adviser and the Company. As a result of the transactions contemplated by the Merger Agreement, MCG was ultimately merged with and into PFLT Funding II, LLC with PFLT Funding II, LLC as the surviving company.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

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

(c)  Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be subject to taxation as a RIC, we do not typically pay any material level of federal income taxes. Although we are not subject to federal income taxes as a RIC, we elected to retain a portion of our calendar year income and accrue an excise tax of zero and $0.1 million, for the three months ended December 31, 2015 and 2014, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2016. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2015 and 2014, the Investment Adviser earned a base management fee of $1.1 million and $0.9 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2015 and 2014, the Investment Adviser earned zero and $0.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2015 and 2014, the Investment Adviser earned an incentive fee on capital gains of approximately zero and $(0.4) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three month ended December 31, 2015 and 2014 was zero and $(0.6) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2016. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2015 and 2014, the Investment Adviser was reimbursed approximately $0.1 million and $0.1 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2015 and 2014 totaled $99.2 million and $47.2 million, respectively. Sales and repayments of investments for the same periods totaled $26.9 million and $44.9 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2015		September 30, 2015
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$409,703,722	$403,229,109	$338,567,205	$334,957,341
Second lien	47,680,168	47,113,246	47,630,500	47,902,800
Subordinated debt / corporate notes	3,096,076	2,957,376	8,634,195	5,602,244
Preferred equity / common equity / warrants	6,320,972	6,765,844	2,506,407	2,849,505

Total investments	466,800,938	460,065,575	397,338,307	391,311,890

Cash equivalents	14,035,946	14,035,946	21,428,514	21,428,514

Total investments and cash equivalents	$480,836,884	$474,101,521	$418,766,821	$412,740,404

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	December 31, 2015	September 30, 2015
High Tech Industries	11%	13%
Healthcare and Pharmaceuticals	10	12
Business Services	8	10
Construction and Building	7	6
Consumer Goods: Durable	7	8
Retail	7	8
Aerospace and Defense	6	3
Consumer Goods: Non-Durable	6	4
Consumer Services	5	6
Wholesale	5	3
Automotive	4	3
Chemicals, Plastics and Rubber	4	4
Hotel, Gaming and Leisure	4	5
Capital Equipment	3	—
Media: Advertising, Printing and Publishing	3	4
Banking, Finance, Insurance & Real Estate	2	2
Environmental Industries	2	2
Media: Broadcasting and Subscription	2	2
All Other	4	5

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC 820, Fair Value Measurement, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting date.

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

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information, disorderly transactions or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable orderly market-based transactions for the same or similar assets or other relevant observable market-based inputs that may be used in pricing an asset.

Our investments are generally structured as Floating Rate Loans, mainly senior secured debt, but also may include second lien, high yield, mezzanine and distressed debt securities and equity investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments valued using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2015 and 2014, our ability to observe valuation inputs resulted in one reclassification of an asset from Level 2 to 1 and one reclassification of an asset from Level 2 to 3, respectively.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids typically include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$260,254,735	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	193,044,996	Market Comparable	Market Yield	5.8% – 26.3% (10.5%)
Equity investments	6,686,216	Enterprise Market Value	EBITDA multiple	6.0x – 10.5x (7.6x)

Total Level 3 investments	$459,985,947
Long-Term Credit Facility	$95,698,125	Market Comparable	Market Yield	3.5%
Asset Category	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$259,566,475	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	128,895,910	Market Comparable	Market Yield	5.5% – 34.7% (10.6%)
Equity investments	313,941	Market Comparable	Broker/Dealer bids or quotes	N/A
Equity investments	2,344,955	Enterprise Market Value	EBITDA multiple	6.0x – 10.5x (7.6x)

Total Level 3 investments	$391,121,281

Long-Term Credit Facility	$29,600,000	Market Comparable	Market Yield	2.9%

Our investments, cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at December 31, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$403,229,109	$—	$—	$403,229,109
Debt investments (Second lien)	47,113,246	—	—	47,113,246
Debt investments (Subordinated debt / corporate notes)	2,957,376	—	—	2,957,376
Equity investments	6,765,844	79,628	—	6,686,216

Total investments	460,065,575	79,628	—	459,985,947

Cash equivalents	14,035,946	14,035,946	—	—

Total investments and cash equivalents	$474,101,521	$14,115,574	$—	$459,985,947

Long-Term Credit Facility	$95,698,125	$—	$—	$95,698,125

	Fair Value Measurements at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$334,957,341	$—	$—	$334,957,341
Debt investments (Second lien)	47,902,800	—	—	47,902,800
Debt investments (Subordinated debt / corporate notes)	5,602,244	—	—	5,602,244
Equity investments	2,849,505	—	190,609	2,658,896

Total investments	391,311,890	—	190,609	391,121,281

Cash equivalents	21,428,514	21,428,514	—	—

Total investments and cash equivalents	$412,740,404	$21,428,514	$190,609	$391,121,281

Long-Term Credit Facility	$29,600,000	$—	$—	$29,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2015
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$334,957,341	$56,163,940	$391,121,281
Net realized gains (losses)	53,300	(3,285,308)	(3,232,008)
Net unrealized (depreciation) appreciation	(2,864,750)	2,266,779	(597,971)
Purchases, PIK interest, net discount accretion and non-cash exchanges	97,970,469	1,584,985	99,555,454
Sales, repayments and non-cash exchanges	(26,887,251)	26,442	(26,860,809)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$403,229,109	$56,756,838	$459,985,947

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(2,963,079)	$(758,129)	$(3,721,208)

	Three Months Ended December 31, 2014
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$302,565,355	$40,707,230	$343,272,585
Net realized losses	(171,920)	—	(171,920)
Net unrealized depreciation	(3,201,049)	(1,186,681)	(4,387,730)
Purchases, PIK interest, net discount accretion and non-cash exchanges	34,337,890	10,391,025	44,728,915
Sales, repayments and non-cash exchanges	(44,918,307)	—	(44,918,307)
Transfers in and/or out of Level 3	—	3,370,599	3,370,599

Ending Balance	$288,611,969	$53,282,173	$341,894,142

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,046,683)	$(1,377,721)	$(4,424,404)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Three Months Ended December 31,
Long-Term Credit Facility	2015	2014
Beginning Balance (cost – $29,600,000 and $146,400,000, respectively)	$29,600,000	$146,949,000
Net change in unrealized depreciation included in earnings	(601,875)	(40,875)
Borrowings	69,300,000	34,300,000
Repayments	(2,600,000)	(45,200,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $96,300,000 and $135,500,000, respectively)	$95,698,125	$136,008,125

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of $0.9 million and zero, respectively, relating to amendment fees on the Credit Facility during the three months ended December 31, 2015 and 2014. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2015 and 2014, our Credit Facility had a net change in unrealized depreciation of $0.6 million and less than $0.1 million, respectively. As of December 31, 2015 and September 30, 2015, the net unrealized depreciation on our Credit Facility totaled $0.6 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2015 were as follows:

Name of Investment	Fair Value at September 30, 2015	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at December 31, 2015	Net Realized Gains (Losses)
Controlled Affiliates
GMC Television Broadcasting Holdings, LLC	$2,776,507	$—	$—	$40,933	$2,776,507	$—

Total Controlled Affiliates	$2,776,507	$—	$—	$40,933	$2,776,507	$—

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2015	2014
Numerator for net increase in net assets resulting from operations	$1,746,879	$438,202
Denominator for basic and diluted weighted average shares	26,730,074	14,898,056
Basic and diluted net increase in net assets per share resulting from operations	$0.07	$0.03

8. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2015 and September 30, 2015, cash equivalents consisted of money market funds in the amounts of $14.0 million and $21.4 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2015	2014
Per Share Data:
Net asset value, beginning of period	$13.95	$14.40
Net investment income (1)	0.19	0.37
Net realized and unrealized loss (1)	(0.12)	(0.34)

Net increase in net assets resulting from operations (1)	0.07	0.03
Distributions to stockholders (1), (2)	(0.29)	(0.27)

Net asset value, end of period	$13.73	$14.16

Per share market value, end of period	$11.25	$13.73

Total return* (3)	(3.48)%	1.55%
Shares outstanding at end of period	26,730,074	14,898,056

Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	1.98%	2.11%
Ratio of Credit Facility related expenses to average net assets (5)	1.26%	1.67%

Ratio of total expenses to average net assets (5)	3.24%	3.78%
Ratio of net investment income to average net assets (5)	6.25%	10.29%
Net assets at end of period	$367,019,257	$210,943,437

Weighted average debt outstanding	$63,132,609	$143,708,696

Weighted average debt per share (1)	$2.36	$9.65
Asset coverage per unit (6)	$4,835	$2,551
Portfolio turnover ratio	25.35%	51.92%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Excludes Credit Facility related costs.

(5)	Credit Facility amendment costs, if any, are not annualized.

(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $350 million as of December 31, 2015, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of December 31, 2015 and September 30, 2015, Funding I had $96.3 million and $29.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had an interest rate of 2.43% and 2.20%, excluding the undrawn commitment fees as of December 31, 2015 and September 30, 2015, respectively. The annualized weighted average cost of debt for the three months ended December 31, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 5.95% and 2.47%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2015, we were in compliance with the covenants relating to our Credit Facility.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2015 and September 30, 2015, we had $6.8 million and $4.8 million, respectively, in commitments to fund investments.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2015, and the consolidated statements of operations, changes in net assets and cash flows for the three months ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 12, 2015, we expressed an unqualified opinion on those financial statements.

/s/ RSM US LLP
New York, New York
February 4, 2016

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

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and, to a lesser extent, equity investments. We seek to create a diversified portfolio by generally targeting an investment size between $2 million and $15 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2015, our portfolio totaled $460.1 million and consisted of $403.2 million of senior secured debt, $47.1 million of second lien secured debt and $9.8 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 99% variable-rate investments (including 92% with a LIBOR or prime floor) and 1% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $6.7 million as of December 31, 2015. Our overall portfolio consisted of 83 companies with an average investment size of $5.5 million, had a weighted average yield on debt investments of 8.2%, and was invested 88% in senior secured debt, 10% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

As of September 30, 2015, our portfolio totaled $391.3 million and consisted of $335.0 million of senior secured debt, $47.9 million of second lien secured debt and $8.4 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 97% variable-rate investments (including 92% with a LIBOR or prime floor) and 3% fixed-rate investments. As of September 30, 2015, we had one company on non-accrual, representing 1.6% and 0.9% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $6.0 million as of September 30, 2015. Our overall portfolio consisted of 76 companies with an average investment size of $5.1 million, had a weighted average yield on debt investments of 7.9%, and was invested 86% in senior secured debt, 12% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

For the three months ended December 31, 2015, we invested $99.2 million in ten new and five existing portfolio companies with a weighted average yield on debt investments of 8.4%. Sales and repayments of investments for the three months ended December 31, 2015 totaled $26.9 million.

For the three months ended December 31, 2014, we invested $47.0 million in eight new and five existing portfolio companies with a weighted average yield on debt investments of 8.5%. Sales and repayments of investments for the three months ended December 31, 2014 totaled $44.9 million.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of $0.9 million and zero, respectively, relating to amendment fees on the Credit Facility during the three months ended December 31, 2015 and 2014. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2015 and 2014, our Credit Facility had a net change in unrealized depreciation of $0.6 million and less than $0.1 million, respectively. As of December 31, 2015 and September 30, 2015, the net unrealized depreciation on our Credit Facility totaled $0.6 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends to our stockholders of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus net capital gain income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2015 and 2014.

Investment Income

Investment income for the three months ended December 31, 2015 was $8.8 million and was attributable to $7.3 million from senior secured debt, $1.4 million from second lien secured debt and $0.1 million from subordinated debt, respectively. Investment income for the three months ended December 31, 2014 was $7.5 million and was attributable to $5.8 million from senior secured debt and $1.7 million from second lien secured debt and subordinated debt. The increase in investment income compared with the same period in the prior year was primarily due to the growth of our portfolio at cost.

Expenses

Expenses for the three months ended December 31, 2015 totaled $3.7 million. Base management fee for the same period totaled $1.1 million, incentive fee totaled zero, Credit Facility expenses totaled $1.8 million (including $0.9 million of Credit Facility amendment expenses) and general and administrative expenses totaled $0.8 million. Expenses for the three months ended December 31, 2014 totaled $2.0 million. Base management fee for the same period totaled $0.9 million, incentive fee totaled $(0.3) million (including $(0.4) million on realized gains and $(0.6) million on unrealized gains accrued but not payable), Credit Facility expenses totaled $0.9 million, general and administrative expenses totaled $0.4 million and excise taxes were $0.1 million. The increase in expenses compared with the same period in the prior year was primarily due to Credit Facility amendment expenses and base management fee as a result from the growth of our portfolio.

Net Investment Income

Net investment income totaled $5.1 million, or $0.19 per share, for the three months ended December 31, 2015, and $5.5 million, or $0.37 per share, for the three months ended December 31, 2014. The decrease in net investment income per share compared to the same period in the prior year was primarily due to the issuance of new shares in connection with our acquisition of MCG in August 2015.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2015 totaled $26.9 million and realized losses totaled $3.2 million. Sales and repayments of investments totaled $44.9 million and realized losses totaled $0.2 million for the three months ended December 31, 2014. The increase in realized losses compared with the same period in the prior year was primarily due to the changes in market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three months ended December 31, 2015 and 2014, we reported net unrealized depreciation on investments of $0.7 million and $4.9 million, respectively. As of December 31, 2015 and September 30, 2015, our net unrealized depreciation on investments totaled $6.7 million and $6.0 million, respectively. The net change in unrealized depreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments sold.

For the three months ended December 31, 2015 and 2014, we reported net unrealized depreciation on our Credit Facility of $0.6 million and $0.1 million, respectively. The change compared with the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $1.7 million, or $0.07 per share, for the three months ended December 31, 2015. This compares to a net change in net assets resulting from operations of $0.4 million, or $0.03 per share, for the three months ended December 31, 2014. The increase in the change in net assets from operations compared to the same period in the prior year was primarily due to a net decrease in realized and unrealized losses offset by lower net investment income. We continue to find attractive investment opportunities to grow net assets from operations.

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

Funding I’s multi-currency Credit Facility with the Lenders was $350 million as of December 31, 2015, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of December 31, 2015 and September 30, 2015, Funding I had $95.7 million and $29.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had an interest rate of 2.43% and 2.20%, respectively, excluding undrawn commitment fees as of December 31, 2015 and September 30, 2015. The annualized weighted average cost of debt for the three months ended December 31, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 5.95% and 2.47%, respectively. As of December 31, 2015 and September 30, 2015, we had $253.7 million and $260.4 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2015, we were in compliance with the covenants relating to our Credit Facility.

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

We may raise equity or debt capital through both registered offerings and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.

On December 31, 2015 and September 30, 2015, we had cash equivalents of $14.0 million and $21.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $66.5 million for the three months ended December 31, 2015, and our financing activities provided cash of $59.1 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

Our operating activities provided cash of $12.2 million for the three months ended December 31, 2014, and our financing activities used cash of $14.9 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily from net repayments under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2015, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$96.3	$—	$—	$96.3	$—
Unfunded investments (1)	6.8	—	1.2	5.3	0.3

Total contractual obligations	$103.1	$—	$1.2	$101.6	$0.3

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2016, PennantPark Investment Advisers serves as our Investment Adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2016, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Distributions

In order to be subject to tax as a RIC and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends to stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

During the three months ended December 31, 2015 and 2014, we declared distributions of $0.285 and $0.270 per share, respectively, for total distributions of $7.6 million and $4.0 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, our debt portfolio consisted of 99% variable-rate investments (including 92% with a LIBOR or prime floor) and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$ 861	$ 0.03
Up 2%	$ 4,510	$ 0.17
Up 3%	$ 8,159	$ 0.31
Up 4%	$ 11,808	$ 0.44

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A discussion of certain litigation in connection with our acquisition of MCG is incorporated by reference to Part I “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1*	Second Amended and Restated Investment Advisory Management Agreement, dated as of February 2, 2016, between the Registrant and PennantPark Investment Advisers, LLC.

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 4, 2016	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 4, 2016	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)