Form 10-Q
period 2016-03-31
PennantPark Floating Rate Capital Ltd.
filed 2016-05-05
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 5, 2016 was 26,730,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	September 30, 2015
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$492,786,683 and $394,561,175, respectively)	$480,503,287	$388,535,383
Controlled, affiliated investments (cost—$2,777,132 and $2,777,132, respectively)	2,776,507	2,776,507

Total of investments (cost—$495,563,815 and $397,338,307, respectively)	483,279,794	391,311,890
Cash and cash equivalents (cost—$13,407,108 and $21,428,514, respectively)	13,445,729	21,428,514
Interest receivable	2,188,947	1,959,404
Prepaid expenses and other assets	1,081,201	1,420,529

Total assets	499,995,671	416,120,337

Liabilities
Distributions payable	2,539,357	2,539,357
Payable for investments purchased	5,223,906	9,367,500
Credit Facility payable (cost—$128,207,500 and $29,600,000, respectively) (See Notes 5 and 10)	127,992,417	29,600,000
Interest payable on Credit Facility	379,634	224,633
Management fee payable (See Note 3)	1,181,115	956,115
Performance-based incentive fee payable (See Note 3)	841,880	2,936
Accrued other expenses	—	539,347

Total liabilities	138,158,309	43,229,888

Commitments and contingencies (See Note 11)
Net assets
Common stock, 26,730,074 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	26,730	26,730
Paid-in capital in excess of par value	371,502,801	371,502,801
Undistributed net investment income	4,106,006	6,991,473
Accumulated net realized (loss) gain on investments	(1,767,858)	395,862
Net unrealized depreciation on investments	(12,245,400)	(6,026,417)
Net unrealized depreciation on Credit Facility	215,083	—

Total net assets	$361,837,362	$372,890,449

Total liabilities and net assets	$499,995,671	$416,120,337

Net asset value per share	$13.54	$13.95

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Investment income:
From non-controlled, non-affiliated investments:
Interest	$9,626,583	$7,067,400	$18,239,445	$14,516,174
Other income	1,676,582	915,859	1,779,267	943,805
From controlled, affiliated investments:
Interest	43,140	—	84,073	—

Total investment income	11,346,305	7,983,259	20,102,785	15,459,979

Expenses:
Base management fee (See Note 3)	1,181,116	851,176	2,258,856	1,734,546
Performance-based incentive fee (See Note 3)	841,880	1,345,982	838,944	1,031,925
Interest and expenses on the Credit Facility (See Note 10)	1,122,893	775,975	2,062,575	1,661,733
Administrative services expenses (See Note 3)	200,001	223,500	400,001	449,500
Other general and administrative expenses	735,698	220,547	1,284,012	437,750

Expenses before provision for taxes and amendment costs	4,081,588	3,417,180	6,844,388	5,315,454
Provision for taxes	—	110,000	—	220,000
Credit Facility amendment costs (See Notes 5 and 10)	—	—	907,722	—

Total expenses	4,081,588	3,527,180	7,752,110	5,535,454

Net investment income	7,264,717	4,456,079	12,350,675	9,924,525

Realized and unrealized (loss) gain on investments and Credit Facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	1,068,288	598,843	(2,163,720)	424,854
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(5,510,037)	854,690	(6,218,983)	(4,042,440)
Credit Facility (appreciation) depreciation (See Note 5)	(386,792)	214,875	215,083	255,750

Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(5,896,829)	1,069,565	(6,003,900)	(3,786,690)

Net realized and unrealized (loss) gain from investments and Credit Facility	(4,828,541)	1,668,408	(8,167,620)	(3,361,836)

Net increase in net assets resulting from operations	$2,436,176	$6,124,487	$4,183,055	$6,562,689

Net increase in net assets resulting from operations per common share (See Note 7)	$0.09	$0.41	$0.16	$0.44

Net investment income per common share	$0.27	$0.30	$0.46	$0.67

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2016	2015
Net increase in net assets from operations:
Net investment income	$12,350,675	$9,924,525
Net realized (loss) gain on investments	(2,163,720)	424,854
Net change in unrealized depreciation on investments	(6,218,983)	(4,042,440)
Net change in unrealized depreciation on Credit Facility	215,083	255,750

Net increase in net assets resulting from operations	4,183,055	6,562,689

Distributions to stockholders	(15,236,142)	(8,119,441)

Net decrease in net assets	(11,053,087)	(1,556,752)

Net assets:
Beginning of period	372,890,449	214,527,710

End of period	$361,837,362	$212,970,958

Undistributed net investment income, end of period	$4,106,006	$6,683,175

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,183,055	$6,562,689
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Net change in unrealized depreciation on investments	6,218,983	4,042,440
Net change in unrealized depreciation on Credit Facility	(215,083)	(255,750)
Net realized loss (gain) on investments	2,163,720	(424,854)
Net accretion of discount and amortization of premium	(764,619)	(639,080)
Purchases of investments	(156,467,790)	(85,391,682)
Payment-in-kind interest	(35,508)	(307,588)
Proceeds from dispositions of investments	56,804,571	92,918,833
Increase in interest receivable	(229,543)	(158,980)
Decrease in receivable for investments sold	—	2,500,063
Decrease (increase) in prepaid expenses and other assets	339,328	(22,330)
(Decrease) increase in payable for investments purchased	(4,143,594)	16,377,850
Increase (decrease) in interest payable on Credit Facility	155,001	(21,061)
Increase (decrease) in management fee payable	225,000	(63,802)
Increase (decrease) in performance-based incentive fee payable	838,944	(704,960)
Decrease in accrued other expenses	(539,347)	(544,801)

Net cash (used) provided by operating activities	(91,466,882)	33,866,987

Cash flows from financing activities:
Distributions paid to stockholders	(15,236,142)	(8,044,951)
Borrowings under Credit Facility (See Notes 5 and 10)	121,907,500	54,900,000
Repayments under Credit Facility (See Notes 5 and 10)	(23,300,000)	(84,000,000)

Net cash provided (used) by financing activities	83,371,358	(37,144,951)

Net decrease in cash equivalents	(8,095,524)	(3,277,964)
Effect of exchange rate changes on cash	112,739	—
Cash and cash equivalents, beginning of period	21,428,514	13,113,817

Cash and cash equivalents, end of period	$13,445,729	$9,835,853

Supplemental disclosure of cash flow information:
Interest paid	$1,907,574	$1,647,794

Taxes paid	$308,795	$431,856

Non-cash exchanges and conversions	$4,547,934	$670,283

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—132.8% (3), (4)
First Lien Secured Debt—117.0%
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%	L+575	12,136,577	$12,101,258	$12,106,236
Alvogen Pharma US, Inc. (6), (11)	04/04/2022	Healthcare and Pharmaceuticals	6.00%	L+500	3,793,615	3,776,126	3,727,227
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%	L+500	2,907,224	2,892,770	2,856,347
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%	L+825	6,568,476	6,485,983	6,029,861
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	7.50%	L+650	5,193,754	5,089,453	2,596,877
Blue Bird Body Company	06/29/2020	Automotive	6.50%	L+550	4,155,585	4,108,344	4,098,446
Bowlmor AMF Corp.	09/17/2021	Retail	7.25%	L+625	12,837,229	12,760,370	12,580,485
Broder Bros., Co., Tranche A	06/03/2021	Consumer Goods: Non-Durable	7.00%	L+575	2,470,000	2,422,779	2,404,522
Broder Bros., Co., Tranche B	06/03/2021	Consumer Goods: Non-Durable	13.50%	L+1,225	2,480,000	2,431,818	2,414,257
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.75%	L+475	2,481,250	2,458,602	2,406,812
CareCentrix, Inc.	07/08/2021	Healthcare and Pharmaceuticals	6.00%	L+500	4,975,000	4,862,460	4,817,442
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700	4,987,500	4,954,566	4,788,000
Charming Charlie LLC	12/24/2019	Retail	9.00%	L+800	4,410,000	4,364,836	4,101,300
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%	L+600	4,900,000	4,867,097	4,802,000
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%	L+975	6,304,200	6,184,607	6,241,158
Corfin Industries LLC (Revolver) (10)	11/25/2020	Aerospace and Defense	—	—	518,033	—	—
CRGT Inc.	12/21/2020	High Tech Industries	7.50%	L+650	11,635,285	11,538,594	11,548,020
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%	L+550	1,980,000	1,962,665	1,954,022
DCS Business Services, Inc.	03/19/2018	Business Services	8.75%	L+725	2,252,555	2,236,549	2,252,555
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%	L+450	4,950,000	4,910,105	4,554,000
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	5.75%	L+475	4,812,500	4,779,998	4,812,500
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.75%	L+475	8,775,000	8,734,225	8,621,438
Driven Performance Brands Inc. (Revolver) (8) , (10)	09/10/2020	Consumer Goods: Durable	—	—	1,000,000	—	—
Emerging Markets Communications, LLC	07/01/2021	Telecommunications	6.75%	L+575	4,962,500	4,894,461	4,584,109
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%	L+400	4,950,000	4,905,430	4,764,375
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%	L+525	3,910,000	3,885,505	3,822,025
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%	L+500	6,842,500	6,794,000	5,884,550
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%	L+800	1,188,000	1,173,531	1,188,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%	L+475	2,698,448	2,680,850	2,583,283
Hunter Defense Technologies, Inc. (8)	08/05/2019	Aerospace and Defense	— (7)	—	6,562,500	6,517,360	5,250,000
ICC-Nexergy, Inc.	04/30/2020	Consumer Goods: Durable	6.50%	L+550	4,962,500	4,921,227	4,764,000
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%	L+625	6,930,000	6,817,686	6,930,000
Idera, Inc.	04/09/2021	High Tech Industries	6.50%	L+550	6,982,500	6,330,376	6,319,162
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%	L+600	9,385,206	9,266,901	7,977,425
Imagine! Print Solutions, LLC	03/30/2022	Media: Advertising, Printing and Publishing	7.00%	L+600	4,000,000	3,940,000	4,000,000
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%	L+450	5,320,935	5,269,602	5,320,935
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%	L+1,100	4,500,000	4,453,349	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%	L+800	6,731,359	6,671,694	6,529,419
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.00%	L+700	5,000,000	4,910,428	4,850,000
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.00%	L+900	4,002,471	3,928,890	3,838,858
Kendra Scott, LLC	07/17/2020	Retail	7.00%	L+600	2,925,000	2,898,955	2,903,062
KHC Holdings, Inc.	10/31/2022	Wholesale	7.00%	L+600	12,500,000	12,291,262	12,281,250
KHC Holdings, Inc. (Revolver) (8) , (10)	10/30/2020	Wholesale	—	—	1,209,677	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	10.50%	L+950	10,200,000	9,996,380	9,996,000
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%	L+450	1,955,016	1,948,780	1,852,377
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%	L+525	5,759,457	5,710,523	5,759,457
Lindblad Expeditions, Inc. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%	L+450	2,197,679	2,187,608	2,186,690
Lindblad Maritime Enterprises, Ltd. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%	L+450	283,571	282,272	282,154
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%	L+900	9,787,069	9,646,974	9,710,214
LSF9 Cypress Holdings LLC	10/10/2022	Construction and Building	7.25%	L+625	12,468,750	11,874,943	11,803,792
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%	L+425	5,458,750	4,965,858	5,117,578
Marketplace Events LLC (12)	01/27/2021	Media: Diversified and Production	6.25%	P+275	17,330,908	12,109,850	13,186,541
Marketplace Events LLC (Revolver) (8) , (10)	01/27/2021	Media: Diversified and Production	—	—	1,703,163	—	—
MB Aerospace ACP Holdings II Corp.	12/15/2022	Aerospace and Defense	6.50%	L+550	6,982,500	6,914,456	6,877,763
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%	L+525	8,867,647	8,813,952	8,455,301
PlayPower, Inc.	06/23/2021	Construction and Building	5.75%	L+475	3,970,000	3,934,144	3,920,375
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%	L+475	15,489,901	15,370,671	15,180,103
Premier Dental Services, Inc.	11/01/2018	Consumer Services	7.50%	L+650	7,528,230	7,458,723	6,775,407
Profile Products LLC	05/20/2021	Environmental Industries	6.00%	L+500	7,376,025	7,309,271	7,376,025
Profile Products LLC (Revolver) (8)	05/20/2020	Environmental Industries	7.50%	P+400	367,213	367,213	367,213
Profile Products LLC (Revolver) (8) , (10)	05/20/2020	Environmental Industries	—	—	2,091,803	—	—
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%	L+650	4,877,500	4,856,739	4,863,063
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%	L+450	6,930,000	6,899,464	6,756,750
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	9.00%	L+750	3,537,514	3,515,028	3,511,667
Ryan, LLC	08/07/2020	Business Services	6.75%	L+575	4,331,250	4,272,091	4,195,898
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%	L+750	6,056,944	5,949,106	6,026,659

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
St. George’s University Scholastic Services LLC (6), (11)	08/09/2021	Consumer Services	5.75%		L+475		200,000	$199,172	$200,250
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.25%		L+625		7,500,000	7,377,909	7,350,000
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		7,500,000	7,443,148	7,350,000
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,865,000	5,845,738	5,689,050
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,925,000	4,884,878	3,989,250
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		1,980,000	1,819,985	1,663,200
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	11.25%		L+1,075		11,837,656	11,611,103	11,712,599
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.88 (PIK 1.00	% %)	L+850		395,408	395,408	395,408
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750		599,702	555,380	569,717
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	—	—
Universal Fiber Systems, LLC	10/04/2021	Chemicals, Plastics and Rubber	6.50%		L+550		4,987,500	4,940,547	4,937,625
U.S. Anesthesia Partners, Inc.	12/31/2019	Healthcare and Pharmaceuticals	6.00%		L+500		9,975,000	9,881,825	9,875,250
U.S. Farathane, LLC	02/07/2022	Automotive	6.75%		L+575		9,629,391	9,522,143	9,605,318
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900		3,105,469	3,105,469	3,105,469
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550		4,937,500	4,891,774	4,937,500
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	8.51%		L+725		2,533,000	2,510,051	2,292,365
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		7,353,564	7,290,025	7,353,564

Total First Lien Secured Debt								433,133,313	423,231,550
Second Lien Secured Debt—13.3%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700		1,000,000	930,361	793,250
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—		1,000,000	1,000,000	527,500
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.14%		L+1,050	(9)	2,000,000	1,967,971	2,000,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000		11,000,000	10,465,526	10,230,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000		4,000,000	3,944,420	4,020,000
Language Line, LLC	07/07/2022	Consumer Services	10.75%		L+975		10,750,000	10,596,225	10,508,125
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		11,000,000	10,907,564	10,670,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775		5,252,824	5,198,428	5,042,711
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2016	Energy: Oil and Gas	10.00%		—		2,812,500	2,779,466	1,687,500
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		2,625,000	2,534,888	2,572,500

Total Second Lien Secured Debt								50,324,849	48,051,586

Subordinated Debt/Corporate Notes—0.8% (8)
Affinion International Holdings Limited (6), (11)	07/30/2018	Consumer Goods: Durable	7.50 (PIK 7.50	% %)	—		1,096,000	964,135	898,720
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.50 (PIK 2.25	% %)	—		2,047,943	2,025,834	1,912,083
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—		136,398	136,398	136,398

Total Subordinated Debt/Corporate Notes								3,126,367	2,947,201

Preferred Equity—0.4% (7), (8)
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	8.00%		—		400	399,704	473,409
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—		1,047,317	670,283	919,530

Total Preferred Equity								1,069,987	1,392,939

Common Equity/Warrants—1.3% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—		—		99,029	3,514,571	3,396,138
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—		—		4,298	1,186,649	21,161
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—		3,000	300,000	461,409
Corfin InvestCo, L.P. (10)	—	Aerospace and Defense	—		—		3,000	—	—
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—		—		939	45,761	36,605
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	—		—		30	296	443,939
Patriot National, Inc.	—	Banking, Finance, Insurance and Real Estate	—		—		11,867	27,995	91,376
UniTek Global Services, Inc.	—	Telecommunications	—		—		149,617	—	—
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—		—		15,179	56,895	429,383

Total Common Equity/Warrants								5,132,167	4,880,011

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies								492,786,683	480,503,287
Investments in Controlled, Affiliated Portfolio Companies—0.8%
First Lien Secured Debt—0.8%
GMC Television Broadcasting Holdings, LLC (8)	12/30/2016	Media: Broadcasting and Subscription	4.63%		L+400	(9)	3,702,009	2,777,132	2,776,507

Total Investments—133.6%								495,563,815	483,279,794

Cash and Cash Equivalents—3.7%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares								12,781,480	12,781,480
BNY Mellon Cash Reserve and Cash								625,628	664,249

Total Cash and Cash Equivalents								13,407,108	13,445,729

Total Investments and Cash Equivalents—137.3%								$508,970,923	$496,725,523

Liabilities in Excess of Other Assets—(37.3)%									(134,888,161)
Net Assets—100.0%									$361,837,362

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)	Par amount is denominated in Canadian Dollars.

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

MARCH 31, 2016

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our consolidated financial statements, or Consolidated Financial Statements, in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

MARCH 31, 2016

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c)  Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be subject to taxation as a RIC, we typically do not incur any material level of federal income taxes. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income. For both the three and six months ended March 31, 2016, we did not accrue for excise taxes. For the three and six months ended March 31, 2015, we accrued estimated excise taxes of $0.1 million and $0.2 million, respectively.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

(e)  Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.	Fair value of investment securities, other assets and liabilities – at the exchange rates prevailing at the end of the applicable period; and

2.	Purchases and sales of investment securities, income and expenses – at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. Government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. Government securities.

(f)  Consolidation

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

(g)  Asset Transfers and Servicing

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2016, the Investment Adviser earned base management fees of $1.2 million and $2.3 million, respectively, from us. For the three and six months ended March 31, 2015, the Investment Adviser earned base management fees of $0.9 million and $1.7 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2016, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.8 million and $0.8 million, respectively, from us. For the three and six months ended March 31, 2015, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $1.0 million and $1.7 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2016, the Investment Adviser did not earn an incentive fee on capital gains, as calculated under the Investment Management Agreement. For the three and six months ended March 31, 2015, the Investment Adviser earned an incentive fee on capital gains of approximately zero and $(0.4) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2016, the Investment Adviser did not accrue an incentive fee on our unrealized and realized capital gains as calculated under GAAP.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

For the three and six months ended March 31, 2015, the Investment Adviser accrued an incentive fee on our unrealized and realized capital gains as calculated under GAAP of $0.3 million and $(0.3) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2016. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2016, the Investment Adviser was reimbursed approximately $0.3 million and $0.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2015, the Investment Adviser was reimbursed approximately $0.3 million and $0.4 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2016 totaled $57.3 million and $156.5 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $38.5 million and $85.7 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2016 totaled $29.9 million and $56.8 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $48.0 million and $92.9 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2016		September 30, 2015
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$435,910,445	$426,008,057	$338,567,205	$334,957,341
Second lien	50,324,849	48,051,586	47,630,500	47,902,800
Subordinated debt / corporate notes	3,126,367	2,947,201	8,634,195	5,602,244
Preferred equity / common equity / warrants	6,202,154	6,272,950	2,506,407	2,849,505

Total investments	495,563,815	483,279,794	397,338,307	391,311,890

Cash and cash equivalents	13,407,108	13,445,729	21,428,514	21,428,514

Total investments, cash and cash equivalents	$508,970,923	$496,725,523	$418,766,821	$412,740,404

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	March 31, 2016	September 30, 2015
High Tech Industries	10%	13%
Healthcare and Pharmaceuticals	9	12
Business Services	8	10
Construction and Building	7	6
Consumer Goods: Durable	7	8
Consumer Goods: Non-Durable	7	4
Hotel, Gaming and Leisure	7	5
Retail	6	8
Aerospace and Defense	5	3
Consumer Services	5	6
Wholesale	5	3
Chemicals, Plastics and Rubber	4	4
Media: Advertising, Printing and Publishing	4	4
Media: Diversified and Production	4	2
Automotive	3	3
Banking, Finance, Insurance & Real Estate	2	2
Capital Equipment	2	—
Environmental Industries	2	2
All Other	3	5

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2016

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2016 and 2015, our ability to observe valuation inputs resulted in one reclassification of an asset from Level 2 to 1 and one reclassification of an asset from Level 2 to 3, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$273,639,598	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	203,367,246	Market Comparable	Market Yield	5.3% – 17.4% (9.7%)
Equity investments	6,181,574	Enterprise Market Value	EBITDA multiple	6.0x – 10.5x (7.8x)

Total Level 3 investments	$483,188,418

Long-Term Credit Facility	$127,992,417	Market Comparable	Market Yield	3.4%

Asset Category	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$259,566,475	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	128,895,910	Market Comparable	Market Yield	5.5% – 34.7% (10.6%)
Equity investments	313,941	Market Comparable	Broker/Dealer bids or quotes	N/A
Equity investments	2,344,955	Enterprise Market Value	EBITDA multiple	6.0x–10.5x (7.6x)

Total Level 3 investments	$391,121,281

Long-Term Credit Facility	$29,600,000	Market Comparable	Market Yield	2.9%

Our investments, cash and cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at March 31, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$426,008,057	$—	$—	$426,008,057
Debt investments (Second lien)	48,051,586	—	—	48,051,586
Debt investments (Subordinated debt / corporate notes)	2,947,201	—	—	2,947,201
Equity investments	6,272,950	91,376	—	6,181,574

Total investments	483,279,794	91,376	—	483,188,418

Cash and cash equivalents	13,445,729	13,445,729	—	—

Total investments and cash and cash equivalents	$496,725,523	$13,537,105	$—	$483,188,418

Long-Term Credit Facility	$127,992,417	$—	$—	$127,992,417

	Fair Value Measurements at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$334,957,341	$—	$—	$334,957,341
Debt investments (Second lien)	47,902,800	—	—	47,902,800
Debt investments (Subordinated debt / corporate notes)	5,602,244	—	—	5,602,244
Equity investments	2,849,505	—	190,609	2,658,896

Total investments	391,311,890	—	190,609	391,121,281

Cash equivalents	21,428,514	21,428,514	—	—

Total investments and cash equivalents	$412,740,404	$21,428,514	$190,609	$391,121,281

Long-Term Credit Facility	$29,600,000	$—	$—	$29,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2016
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$334,957,341	$56,163,940	$391,121,281
Net realized gains (losses)	209,522	(2,447,359)	(2,237,837)
Net unrealized (depreciation) appreciation	(6,292,525)	134,146	(6,158,379)
Purchases, PIK interest, net discount accretion and non-cash exchanges	152,501,262	4,766,656	157,267,918
Sales, repayments and non-cash exchanges	(55,367,543)	(1,437,022)	(56,804,565)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$426,008,057	$57,180,361	$483,188,418

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(6,030,964)	$(2,335,281)	$(8,366,245)

	Six Months Ended March 31, 2015
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$302,565,355	$40,707,230	$343,272,585
Net realized (losses) gains	(353,349)	873,487	520,138
Net unrealized depreciation	(2,530,212)	(855,352)	(3,385,564)
Purchases, PIK interest, net discount accretion and non-cash exchanges	69,822,474	13,785,403	83,607,877
Sales, repayments and non-cash exchanges	(91,921,496)	(997,338)	(92,918,834)
Transfers in and/or out of Level 3	—	3,225,324	3,225,324

Ending Balance	$277,582,772	$56,738,754	$334,321,526

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(2,447,038)	$(915,685)	$(3,362,723)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Six Months Ended March 31,
Long-Term Credit Facility	2016	2015
Beginning Balance (cost – $29,600,000 and $146,400,000, respectively)	$29,600,000	$146,949,000
Net change in unrealized depreciation included in earnings	(215,083)	(255,750)
Borrowings	121,907,500	54,900,000
Repayments	(23,300,000)	(84,000,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $128,207,500 and $117,300,000, respectively)	$127,992,417	$117,593,250

As of March 31, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net currency change in fair value on these outstanding borrowings is listed below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollars	C$	17,500,000	$12,407,501	$13,474,493	April 1, 2016	$1,066,992

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility during the three and six months ended March 31, 2016. For the same periods in the prior year, we incurred no expenses relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2016, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.2 million, respectively. For the three and six months ended March 31, 2015, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $0.3 million, respectively. As of March 31, 2016 and September 30, 2015, the net unrealized depreciation on our Credit Facility totaled $0.2 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2016 were as follows:

Name of Investment	Fair Value at September 30, 2015	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at March 31, 2016	Net Realized Gains (Losses)
Controlled Affiliates
GMC Television Broadcasting Holdings, LLC	$2,776,507	$—	$—	$84,073	$2,776,507	$—

Total Controlled Affiliates	$2,776,507	$—	$—	$84,073	$2,776,507	$—

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Numerator for net increase in net assets resulting from operations	$2,436,176	$6,124,487	$4,183,055	$6,562,689
Denominator for basic and diluted weighted average shares	26,730,074	14,898,056	26,730,074	14,898,056
Basic and diluted net increase in net assets per share resulting from operations	$0.09	$0.41	$0.16	$0.44

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2016 and September 30, 2015, cash and cash equivalents consisted of money market funds in the amounts of $13.4 million and $21.4 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$13.95	$14.40
Net investment income (1)	0.46	0.67
Net realized and unrealized loss (1)	(0.30)	(0.23)

Net increase in net assets resulting from operations (1)	0.16	0.44
Distributions to stockholders (1), (2)	(0.57)	(0.54)

Net asset value, end of period	$13.54	$14.30

Per share market value, end of period	$11.70	$14.03

Total return* (3)	2.93%	5.85%
Shares outstanding at end of period	26,730,074	14,898,056

Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	2.61%	3.65%
Ratio of Credit Facility related expenses to average net assets (5)	1.37%	1.56%

Ratio of total expenses to average net assets (5)	3.98%	5.21%
Ratio of net investment income to average net assets (5)	6.98%	9.34%
Net assets at end of period	$361,837,362	$212,970,958

Weighted average debt outstanding	$87,841,257	$135,029,670

Weighted average debt per share (1)	$3.29	$9.06
Asset coverage per unit (6)	$3,827	$2,811
Portfolio turnover ratio	25.53%	50.41%

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

10. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $350 million as of March 31, 2016, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of March 31, 2016 and September 30, 2015, Funding I had $128.0 million and $29.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.49% and 2.20%, excluding undrawn commitment fees, as of March 31, 2016 and September 30, 2015, respectively. The annualized weighted average cost of debt for the six months ended March 31, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 4.70% and 2.46%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2016, we were in compliance with the covenants relating to our Credit Facility.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2016

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2016 and September 30, 2015, we had $7.0 million and $4.8 million, respectively, in commitments to fund investments.

Between May 6, 2015, and May 18, 2015, a number of putative class action lawsuits were filed by former stockholders of MCG challenging our acquisition of MCG in the Delaware Court of Chancery. The consolidated complaint alleged that MCG’s directors violated their fiduciary duties by, among other things, not protecting against their supposed conflicts of interest and failing to take steps to maximize the consideration to be received by MCG’s former stockholders in our acquisition of MCG. The consolidated complaint also alleged that the Company and the Investment Adviser aided and abetted the MCG directors’ purported breach of fiduciary duties. We believe that the consolidated complaint is without merit. Subsequent to September 30, 2015, the litigation in connection with our acquisition of MCG was dismissed.

12. SUBSEQUENT EVENTS

Subsequent to quarter-end, PennantPark Floating Rate Capital Ltd. made new investments of approximately $44.8 million, of which $43.6 million were funded. Of these new investments, 92% were in first lien senior secured loans and 8% were in second lien senior secured loans.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2016, the consolidated statements of operations for the three and six months ended March 31, 2016 and 2015, and the consolidated statements of changes in net assets and cash flows for the six months ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

May 5, 2016

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2016, our portfolio totaled $483.3 million and consisted of $426.0 million of senior secured debt, $48.1 million of second lien secured debt and $9.2 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 99% variable-rate investments (including 93% with a LIBOR or prime floor) and 1% fixed-rate investments. As of March 31, 2016, we had one company on non-accrual, representing 1.3% and 1.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $12.2 million as of March 31, 2016. Our overall portfolio consisted of 86 companies with an average investment size of $5.6 million, had a weighted average yield on debt investments of 8.1%, and was invested 88% in senior secured debt, 10% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

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

For the three months ended March 31, 2016, we invested $57.3 million in five new and five existing portfolio companies with a weighted average yield on debt investments of 8.7%. Sales and repayments of investments for the three months ended March 31, 2016 totaled $29.9 million. For the six months ended March 31, 2016, we invested $156.5 million in 15 new and 10 existing portfolio companies with a weighted average yield on debt investments of 8.6%. Sales and repayments of investments for the six months ended March 31, 2016 totaled $56.8 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility during the three and six months ended March 31, 2016. For the same periods in the prior year, we incurred no expenses relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2016, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.2 million, respectively. For each of the three and six months ended March 31, 2015, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $0.3 million, respectively. As of March 31, 2016 and September 30, 2015, the net unrealized depreciation on our Credit Facility totaled $0.2 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1. Fair value of investment securities, other assets and liabilities – at the exchange rates prevailing at the end of the applicable period; and

2. Purchases and sales of investment securities, income and expenses – at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2016 and 2015.

Investment Income

Investment income for the three and six months ended March 31, 2016 was $11.3 million and $20.1 million, respectively, and was attributable to $9.7 million and $17.0 million from senior secured loans and $1.6 million and $3.1 million from second lien secured debt and subordinated debt. This compares to investment income for the three and six months ended March 31, 2015, which was $8.0 million and $15.5 million, respectively, and was attributable to $6.2 million and $12.0 million from senior secured loans and $1.8 million and $3.5 million from second lien secured debt and subordinated debt. The increase in investment income compared to the same periods over the prior year was primarily due to the growth of our portfolio at cost.

Expenses

Expenses for the three and six months ended March 31, 2016 totaled $4.1 million and $7.8 million, respectively. Base management fee for the same periods totaled $1.2 million and $2.3 million, incentive fee totaled $0.8 million and $0.8 million, Credit Facility expenses totaled $1.1 million and $3.0 million (including $0.9 million of amendment expenses) and general and administrative expenses totaled $1.0 million and $1.7 million, respectively. This compares to expenses for the three and six months ended March 31, 2015, which totaled $3.5 million and $5.5 million, respectively. Base management fee for the same periods totaled $0.9 million and $1.7 million, incentive fee totaled $1.3 million (including zero on net realized gains and $0.3 million on net unrealized gains accrued but not payable) and $1.0 million (including $(0.4) million on net realized gains and $(0.3) million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $0.8 million and $1.7 million, general and administrative expenses totaled $0.4 million and $0.9 million and excise taxes were $0.1 million and $0.2 million, respectively. The increase in expenses compared with the same periods in the prior year was primarily due to Credit Facility amendment expenses and base management fee as a result from the growth of our portfolio.

Net Investment Income

Net investment income totaled $7.3 million and $12.4 million, or $0.27 and $0.46 per share, for the three and six months ended March 31, 2016, respectively. Net investment income totaled $4.5 million and $9.9 million, or $0.30 and $0.67 per share, for the three and six months ended March 31, 2015, respectively. The decrease in net investment income per share compared to the same periods in the prior year was primarily due to the issuance of new shares in connection with our acquisition of MCG in August 2015.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2016 totaled $29.9 million and $56.8 million and net realized gains (losses) totaled $1.1 million and $(2.2) million, respectively. Sales and repayments of investments totaled $48.0 million and $92.9 million and realized gains totaled $0.6 million and $0.4 million for the three and six months ended March 31, 2015, respectively. The change in realized gains (losses) compared with the same periods in the prior year was primarily due to the changes in market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and six months ended March 31, 2016, we reported a net change in unrealized depreciation on investments of $5.5 million and $6.2 million, respectively. For the three and six months ended March 31, 2015, we reported a net change in unrealized appreciation (depreciation) on investments of $0.9 million and $(4.0) million, respectively. As of March 31, 2016 and September 30, 2015, our net unrealized depreciation on investments totaled $12.2 million and $6.0 million, respectively. The net change in unrealized depreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments sold.

For the three and six months ended March 31, 2016, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.2 million, respectively. For the three and six months ended March 31, 2015, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $0.3 million, respectively. As of March 31, 2016 and September 30, 2015, net unrealized depreciation on our Credit Facility totaled $0.2 million and zero, respectively. The change in net unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $2.4 million and $4.2 million, or $0.9 and $0.16 per share, respectively, for the three and six months ended March 31, 2016. This compares to a net change in net assets resulting from operations which totaled $6.1 million and $6.6 million, or $0.41 and $0.44 per share, respectively, for the three and six months ended March 31, 2015. The decrease in the change in net assets from operations compared to the same periods in the prior year was primarily due to changes in portfolio investment values during the reporting periods.

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

Funding I’s multi-currency Credit Facility with the Lenders was $350 million as of March 31, 2016, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of March 31, 2016 and September 30, 2015, Funding I had $128.0 million and $29.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.49% and 2.20%, excluding undrawn commitment fees, as of March 31, 2016 and September 30, 2015, respectively. The annualized weighted average cost of debt for the six months ended March 31, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 4.70% and 2.46%, respectively. As of March 31, 2016 and September 30, 2015, we had $222.0 million and $260.4 million of unused borrowing capacity under our Credit Facility, respectively, subject to regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2016, we were in compliance with the covenants relating to our Credit Facility.

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

On March 31, 2016 and September 30, 2015, we had cash and cash equivalents at fair value of $13.4 million and $21.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $91.5 million for the six months ended March 31, 2016, and our financing activities provided cash of $83.4 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

Our operating activities provided cash of $33.9 million for the six months ended March 31, 2015, and our financing activities used cash of $37.1 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily from net repayments under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2016, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$128.2	$—	$—	$128.2	$—
Unfunded investments (1)	7.0	—	0.2	6.5	0.3

Total contractual obligations	$135.2	$—	$0.2	$134.7	$0.3

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments.

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

Recent Developments

Subsequent to quarter-end, PennantPark Floating Rate Capital Ltd. made new investments of approximately $44.8 million, of which $43.6 million were funded. Of these new investments, 92% were in first lien senior secured loans and 8% were in second lien senior secured loans.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to be subject to tax as a RIC and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends to stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to be taxed as a RIC, to provide us with additional liquidity.

During the three and six months ended March 31, 2016, we declared distributions of $0.285 and $0.570 per share, respectively, for total distributions of $7.6 million and $15.2 million, respectively. For the same periods in the prior year, we declared distributions of $0.270 and $0.545 per share, respectively, for total distributions of $4.1 million and $8.1 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, our debt portfolio consisted of 99% variable-rate investments (including 93% with a LIBOR or prime floor) and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$ 744	$ 0.03
Up 2%	$ 4,354	$ 0.16
Up 3%	$ 7,964	$ 0.30
Up 4%	$ 11,575	$ 0.43

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A discussion of certain litigation in connection with our acquisition of MCG is incorporated by reference to Part I “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Subsequent to September 30, 2015, the litigation in connection with our acquisition of MCG was dismissed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1	Second Amended and Restated Investment Advisory Management Agreement, dated as of February 2, 2016, between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on February 4, 2016).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 5, 2016	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)