Form 10-Q
period 2016-06-30
PennantPark Floating Rate Capital Ltd.
filed 2016-08-09
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 9, 2016 was 26,730,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016 (unaudited)	September 30, 2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$557,185,402 and $394,561,175, respectively)	$550,999,281	$388,535,383
Controlled, affiliated investments (cost—$0 and $2,777,132, respectively)	—	2,776,507

Total of investments (cost—$557,185,402 and $397,338,307, respectively)	550,999,281	391,311,890
Cash and cash equivalents (cost—$16,767,271 and $21,428,514, respectively)	16,790,402	21,428,514
Interest receivable	3,201,502	1,959,404
Prepaid expenses and other assets	1,693,258	1,420,529

Total assets	572,684,443	416,120,337

Liabilities
Distributions payable	2,539,357	2,539,357
Payable for investments purchased	9,833,911	9,367,500
Credit Facility payable (cost—$190,907,500 and $29,600,000, respectively) (See Notes 5 and 10)	190,374,979	29,600,000
Interest payable on Credit Facility	448,899	224,633
Management fee payable (See Note 3)	1,297,596	956,115
Performance-based incentive fee payable (See Note 3)	497,716	2,936
Accrued other expenses	53,352	539,347

Total liabilities	205,045,810	43,229,888

Commitments and contingencies (See Note 11)
Net assets
Common stock, 26,730,074 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	26,730	26,730
Paid-in capital in excess of par value	371,502,801	371,502,801
Undistributed net investment income	3,317,806	6,991,473
Accumulated net realized (loss) gain on investments	(1,578,235)	395,862
Net unrealized depreciation on investments	(6,162,990)	(6,026,417)
Net unrealized depreciation on Credit Facility	532,521	—

Total net assets	$367,638,633	$372,890,449

Total liabilities and net assets	$572,684,443	$416,120,337

Net asset value per share	$13.75	$13.95

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Investment income:
From non-controlled, non-affiliated investments:
Interest	$10,555,165	$6,940,910	$28,794,610	$21,457,084
Other income	226,431	163,377	2,005,698	1,107,182
From controlled, affiliated investments:
Interest	21,429	—	105,502	—

Total investment income	10,803,025	7,104,287	30,905,810	22,564,266

Expenses:
Base management fee (See Note 3)	1,297,595	881,953	3,556,451	2,616,499
Performance-based incentive fee (See Note 3)	497,716	630,806	1,336,660	1,662,731
Interest and expenses on the Credit Facility (See Note 10)	1,276,288	785,899	3,338,863	2,447,632
Administrative services expenses (See Note 3)	200,000	223,500	600,000	673,000
Other general and administrative expenses	701,555	212,672	1,985,568	650,422

Expenses before provision for taxes and amendment costs	3,973,154	2,734,830	10,817,542	8,050,284
Provision for taxes	—	110,000	—	330,000
Credit Facility amendment costs (See Notes 5 and 10)	—	162,311	907,722	162,311

Total expenses	3,973,154	3,007,141	11,725,264	8,542,595

Net investment income	6,829,871	4,097,146	19,180,546	14,021,671

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	189,623	(11,319)	(1,974,097)	413,535
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	6,082,410	662,950	(136,573)	(3,379,490)
Credit Facility depreciation (appreciation) (See Note 5)	317,438	(22,000)	532,521	233,750

Net change in unrealized (depreciation) appreciation on investments and Credit Facility	6,399,848	640,950	395,948	(3,145,740)

Net realized and unrealized gain (loss) from investments and Credit Facility	6,589,471	629,631	(1,578,149)	(2,732,205)

Net increase in net assets resulting from operations	$13,419,342	$4,726,777	$17,602,397	$11,289,466

Net increase in net assets resulting from operations per common share (See Note 7)	$0.50	$0.32	$0.66	$0.76

Net investment income per common share	$0.26	$0.28	$0.72	$0.94

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Net increase in net assets from operations:
Net investment income	$19,180,546	$14,021,671
Net realized (loss) gain on investments	(1,974,097)	413,535
Net change in unrealized depreciation on investments	(136,573)	(3,379,490)
Net change in unrealized depreciation on Credit Facility	532,521	233,750

Net increase in net assets resulting from operations	17,602,397	11,289,466

Distributions to stockholders	(22,854,213)	(12,365,386)

Net decrease in net assets	(5,251,816)	(1,075,920)

Net assets:
Beginning of period	372,890,449	214,527,710

End of period	$367,638,633	$213,451,790

Undistributed net investment income, end of period	$3,317,806	$6,534,376

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,602,397	$11,289,466
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Net change in unrealized depreciation on investments	136,573	3,379,490
Net change in unrealized depreciation on Credit Facility	(532,521)	(233,750)
Net realized loss (gain) on investments	1,974,097	(413,535)
Net accretion of discount and amortization of premium	(1,263,787)	(919,802)
Purchases of investments	(257,653,704)	(160,986,701)
Payment-in-kind interest	(92,262)	(322,041)
Proceeds from dispositions of investments	97,092,286	146,165,582
Increase in interest receivable	(1,242,098)	(209,853)
Decrease in receivable for investments sold	—	7,998,188
Increase in prepaid expenses and other assets	(272,729)	(599,457)
Increase in payable for investments purchased	466,411	12,919,850
Increase (decrease) in interest payable on Credit Facility	224,266	(22,655)
Increase (decrease) in management fee payable	341,481	(33,025)
Increase (decrease) in performance-based incentive fee payable	494,780	(1,129,430)
Decrease in accrued other expenses	(485,995)	(529,627)

Net cash (used) provided by operating activities	(143,210,805)	16,352,700

Cash flows from financing activities:
Distributions paid to stockholders	(22,854,213)	(12,290,896)
Borrowings under Credit Facility (See Notes 5 and 10)	196,807,500	103,400,000
Repayments under Credit Facility (See Notes 5 and 10)	(35,500,000)	(110,100,000)

Net cash provided (used) by financing activities	138,453,287	(18,990,896)

Net decrease in cash equivalents	(4,757,518)	(2,638,196)
Effect of exchange rate changes on cash	119,406	—
Cash and cash equivalents, beginning of period	21,428,514	13,113,817

Cash and cash equivalents, end of period	$16,790,402	$10,475,621

Supplemental disclosure of cash flow information:
Interest paid	$3,114,597	$2,470,287

Taxes paid	$308,795	$430,242

Non-cash exchanges and conversions	$4,547,934	$670,283

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—149.9% (3), (4)
First Lien Secured Debt—133.0%
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%	L+575		12,064,454	$12,033,272	$12,064,454
Alvogen Pharma US, Inc. (6), (11)	04/04/2022	Healthcare and Pharmaceuticals	6.00%	L+500		3,996,984	3,977,771	3,947,022
American Scaffold	03/31/2022	Aerospace and Defense	7.50%	L+650		4,968,750	4,894,641	4,919,062
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%	L+825		6,551,677	6,474,075	6,134,007
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.50%	L+650		10,000,000	9,804,869	9,825,000
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	7.50%	L+650		5,193,754	5,099,253	3,362,956
Blue Bird Body Company	06/29/2020	Automotive	6.50%	L+550		3,561,170	3,522,363	3,543,364
Bowlmor AMF Corp.	09/17/2021	Retail	7.25%	L+625		12,804,648	12,730,812	12,708,613
Broder Bros., Co., Tranche A	06/03/2021	Consumer Goods: Non-Durable	7.00%	L+575		2,455,000	2,409,952	2,412,916
Broder Bros., Co., Tranche B	06/03/2021	Consumer Goods: Non-Durable	13.50%	L+1,225		2,470,000	2,423,647	2,427,659
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.75%	L+475		2,475,000	2,453,327	2,351,250
CareCentrix, Inc.	07/08/2021	Healthcare and Pharmaceuticals	6.00%	L+500		4,962,500	4,854,715	4,801,219
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700		4,975,000	4,940,772	4,639,187
Charming Charlie LLC	12/24/2019	Retail	9.00%	L+800		4,098,750	4,058,445	3,750,357
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%	L+600		4,900,000	4,869,553	4,851,000
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%	L+975		6,288,400	6,174,059	6,288,400
Corfin Industries LLC (Revolver) (10)	11/25/2020	Aerospace and Defense	—	—		518,033	—	—
CRGT Inc.	12/21/2020	High Tech Industries	7.50%	L+650		11,484,177	11,393,129	11,426,756
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%	L+550		1,975,000	1,958,323	1,959,358
DCS Business Services, Inc.	03/19/2018	Business Services	8.75%	L+725		2,244,847	2,231,061	2,244,847
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%	L+450		4,937,500	4,899,570	4,888,125
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	5.75%	L+475		4,750,000	4,719,966	4,750,000
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.75%	L+475		8,662,500	8,624,006	8,619,188
Driven Performance Brands, Inc. (Revolver) (8), (10)	09/10/2020	Consumer Goods: Durable	—	—		1,000,000	—	—
DYK Prime Acquisition, LLC	04/01/2022	Wholesale	5.75%	L+475		7,406,250	7,334,110	7,369,219
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.00%	L+700		8,695,652	8,652,201	8,608,969
Education Networks of America, Inc. (Revolver) (10)	05/06/2021	Telecommunications	—	—		1,304,348	—	—
Emerging Markets Communications, LLC	07/01/2021	Telecommunications	6.75%	L+575		4,950,000	4,885,225	4,714,875
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%	L+400		4,937,500	4,894,712	4,731,754
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%	L+525		3,900,000	3,875,088	3,851,250
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%	L+500		6,825,000	6,779,912	6,495,148
GTCR Valor Companies, Inc.	06/16/2023	Media: Broadcasting and Subscription	7.00%	L+600		7,500,000	7,201,189	7,120,350
Harbortouch Payments, LLC	05/31/2022	Banking, Finance, Insurance and Real Estate	7.00%	L+600		7,000,000	6,930,240	6,947,500
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%	L+800		1,165,886	1,152,464	1,142,569
Hostway Corporation	12/13/2019	High Tech Industries	6.00%	L+475		2,661,589	2,645,735	2,511,598
Hunter Defense Technologies, Inc. (8)	08/05/2019	Aerospace and Defense	— (7)	—		6,562,500	6,517,360	5,906,250
ICC-Nexergy, Inc.	04/30/2020	Consumer Goods: Durable	6.50%	L+550		4,882,266	4,844,245	4,686,976
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%	L+625		6,243,320	6,147,084	6,243,320
Idera, Inc.	04/09/2021	High Tech Industries	6.50%	L+550		7,962,497	7,281,491	7,325,497
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%	L+600		9,030,651	8,959,834	7,676,054
Imagine! Print Solutions, LLC	03/30/2022	Media: Advertising, Printing and Publishing	7.00%	L+600		3,990,000	3,931,798	3,970,050
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%	L+450		5,299,436	5,251,863	5,299,436
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%	L+1,100		4,500,000	4,456,145	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%	L+800		6,697,039	6,640,572	6,697,039
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.00%	L+700		4,900,000	4,816,446	4,789,750
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.00%	L+900		4,002,471	3,930,773	3,904,399
Kendra Scott, LLC	07/17/2020	Retail	7.00%	L+600		2,887,500	2,863,085	2,858,625
KHC Holdings, Inc.	10/31/2022	Wholesale	7.00%	L+600		12,437,500	12,236,297	12,250,937
KHC Holdings, Inc. (Revolver) (8), (10)	10/30/2020	Wholesale	—	—		1,209,677	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	10.50%	L+950		10,200,000	10,002,634	9,996,000
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%	L+450		1,950,018	1,944,426	1,927,261
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%	L+525		5,423,580	5,382,268	5,423,580
Lindblad Expeditions, Inc. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%	L+450		2,192,143	2,182,478	2,181,182
Lindblad Maritime Enterprises, Ltd. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%	L+450		282,857	281,610	281,443
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	7.50%	L+650		6,000,000	5,913,085	5,919,658
Lombart Brothers, Inc. (Revolver) (8)	04/13/2022	Capital Equipment	7.50%	L+650		353,982	353,982	353,982
Lombart Brothers, Inc. (Revolver) (8), (10)	04/13/2022	Capital Equipment	—	—		884,956	—	—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.25%	L+525		5,000,000	4,950,238	4,950,000
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%	L+900		9,664,731	9,533,035	9,664,731
LSF9 Cypress Holdings LLC	10/10/2022	Construction and Building	7.25%	L+625		12,437,500	11,862,592	12,002,187
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%	L+425		5,445,000	4,969,376	5,304,356
Marketplace Events LLC (12)	01/27/2021	Media: Diversified and Production	6.25%	P+275	(9)	17,287,548	12,089,390	13,263,195
Marketplace Events LLC (Revolver) (8)	01/27/2021	Media: Diversified and Production	6.25%	P+275	(9)	817,518	817,518	817,518
Marketplace Events LLC (Revolver) (8), (10)	01/27/2021	Media: Diversified and Production	—	—		885,645	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2016

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		8,842,647	$8,794,073	$8,312,088
PlayPower, Inc.	06/23/2021	Construction and Building	5.75%		L+475		3,960,000	3,925,700	3,910,500
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475		15,070,270	14,936,779	14,806,540
Precyse Acquisition Corp.	10/20/2022	Healthcare and Pharmaceuticals	6.50%		L+550		4,000,000	3,941,387	3,980,000
Premier Dental Services, Inc.	11/01/2018	Consumer Services	7.50%		L+650		7,528,230	7,466,070	7,227,100
Profile Products LLC	05/20/2021	Environmental Industries	6.00%		L+500		7,328,893	7,265,937	7,328,893
Profile Products LLC (Revolver) (8), (10)	05/20/2020	Environmental Industries	—		—		2,459,016	—	—
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450		6,912,500	6,883,037	6,739,688
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	9.00%		L+750		3,534,117	3,513,166	3,534,117
Ryan, LLC	08/07/2020	Business Services	6.75%		L+575		4,275,000	4,219,181	4,157,438
Sensus USA, Inc.	04/05/2023	Utilities: Water	6.50%		L+550		10,000,000	9,708,380	9,925,000
Software Paradigms International Group, LLC	05/21/2021	High Tech Industries	6.50%		L+550		10,000,000	9,901,548	9,865,692
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		5,668,843	5,590,789	5,640,499
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.25%		L+625		7,406,250	7,289,236	7,406,250
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		7,465,468	7,411,362	7,409,477
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,850,000	5,832,973	5,733,000
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,822,723	4,785,366	4,252,051
The Original Cakerie, Co. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.50%		L+550		3,916,894	3,877,725	3,877,725
The Original Cakerie Ltd. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.00%		L+500		6,016,349	5,956,186	5,956,186
The Original Cakerie Ltd. (Revolver) (6), (8), (10), (11)	07/20/2021	Consumer Goods: Non-Durable	—		—		1,566,757	—	—
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		1,975,000	1,822,673	1,520,750
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	11.25%		L+1,075		10,925,059	10,722,760	10,909,328
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.74 (PIK 1.00	% %)	L+850		310,900	310,900	310,900
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750		599,702	558,841	581,711
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	—	—
Universal Fiber Systems, LLC	10/04/2021	Chemicals, Plastics and Rubber	6.50%		L+550		4,975,000	4,929,933	4,925,250
U.S. Anesthesia Partners, Inc.	12/31/2019	Healthcare and Pharmaceuticals	6.00%		L+500		9,950,000	9,862,444	9,900,250
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900		3,097,656	3,097,656	3,097,656
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550		4,906,250	4,862,563	4,906,250
Wilton Brands, LLC	08/30/2018	Consumer Goods: Non-Durable	8.50%		L+725		2,393,762	2,373,845	1,915,009
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		7,335,002	7,274,446	7,335,002

Total First Lien Secured Debt								494,173,038	489,065,748

Second Lien Secured Debt—14.1%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700		1,000,000	936,322	716,430
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	11.50%		—		1,000,000	1,000,000	600,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.14%		L+1,050	(9)	2,000,000	1,969,563	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000		11,000,000	10,488,120	10,230,000
J.A. Cosmetics Holdings, Inc. (8)	07/31/2019	Consumer Goods: Durable	11.00%		L+1,000		4,000,000	3,947,855	4,020,000
Language Line, LLC	07/07/2022	Consumer Services	10.75%		L+975		10,750,000	10,601,962	10,660,453
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.50%		L+1,050		3,775,000	3,701,118	3,699,500
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		11,000,000	10,907,147	10,890,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775		4,872,042	4,824,256	4,725,881
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2016	Energy: Oil and Gas	10.00%		—		2,812,500	2,804,106	1,546,875
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		2,625,000	2,536,650	2,572,500

Total Second Lien Secured Debt								53,717,099	51,681,639

Subordinated Debt/Corporate Notes—0.8% (8)
Affinion International Holdings Limited (5), (6), (11)	07/30/2018	Consumer Goods: Durable	7.50 (PIK 7.50	% %)	—		1,135,273	1,016,731	885,513
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.50 (PIK 2.25	% %)	—		2,059,400	2,039,139	1,900,497
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—		141,570	141,570	141,570

Total Subordinated Debt/Corporate Notes								3,197,440	2,927,580

Preferred Equity—0.5% (7), (8)
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	8.00%		—		400	295,451	378,050
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—		1,047,317	670,283	1,275,294

Total Preferred Equity								965,734	1,653,344

Common Equity/Warrants—1.5% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—		—		99,029	3,514,572	3,548,954
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—		—		4,298	1,186,649	19,341
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—		3,000	300,000	509,494
Corfin InvestCo, L.P. (10)	—	Aerospace and Defense	—		—		3,000	—	—
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—		—		939	45,761	82,985
J.A. Cosmetics US, Inc.	—	Consumer Goods: Durable	—		—		30	219	414,108
Patriot National, Inc.	—	Banking, Finance, Insurance and Real Estate	—		—		11,867	27,995	97,072
UniTek Global Services, Inc.	—	Telecommunications	—		—		149,617	—	496,019
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—		—		15,179	56,895	502,997

Total Common Equity/Warrants								5,132,091	5,670,970

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2016

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$557,185,402	$550,999,281

Cash and Cash Equivalents—4.5%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares						16,222,651	16,222,651
BNY Mellon Cash Reserve and Cash						544,620	567,751

Total Cash and Cash Equivalents						16,767,271	16,790,402

Total Investments and Cash Equivalents—154.4%						$573,952,673	$567,789,683

Liabilities in Excess of Other Assets—(54.4)%							(200,151,050)
Net Assets—100.0%							$367,638,633

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities, or a portion thereof, are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)	Par amount is denominated in Canadian Dollars.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—104.2% (3), (4)
First Lien Secured Debt—89.1%
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.97%		L+1,175	(9)	10,734,388	$10,555,953	$10,895,404
AKA Diversified Holdings, Inc. (Revolver) (10)	04/02/2018	Retail	—		—		1,165,725	—	17,486
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575		7,136,577	7,101,328	7,118,736
Alvogen Pharma US, Inc. (6), (11)	04/04/2022	Healthcare and Pharmaceuticals	6.00%		L+500		3,900,038	3,881,182	3,880,538
Ancile Solutions, Inc.	07/16/2018	High Tech Industries	6.25%		L+500		2,990,287	2,971,513	2,975,336
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%		L+825		6,602,074	6,517,717	6,492,018
ARC Automotive Group, Inc.	10/12/2020	Automotive	6.00%		L+500		3,970,000	3,935,708	3,930,300
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	7.50%		L+650		5,310,750	5,189,661	4,514,138
Blue Bird Body Company	06/29/2020	Automotive	6.50%		L+550		4,280,585	4,227,278	4,264,533
Bowlmor AMF Corp.	09/17/2021	Retail	7.25%		L+625		12,902,393	12,820,758	12,805,625
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.75%		L+475		2,493,750	2,469,351	2,468,812
CareCentrix, Inc.	07/08/2021	Healthcare and Pharmaceuticals	6.00%		L+500		5,000,000	4,878,103	4,870,850
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700		5,000,000	4,961,991	4,700,000
Charming Charlie LLC	12/24/2019	Retail	9.00%		L+800		4,432,500	4,381,480	4,210,875
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.25%		L+600		4,925,000	4,887,389	4,925,000
CRGT Inc.	12/21/2020	High Tech Industries	7.50%		L+650		11,861,946	11,755,521	11,743,327
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%		L+550		1,990,000	1,971,403	1,988,348
DCS Business Services, Inc.	03/19/2018	Business Services	7.25%		L+575		2,976,683	2,952,648	3,017,613
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%		L+450		4,975,000	4,931,287	4,875,500
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	5.75%		L+475		4,937,500	4,901,367	4,937,500
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.75%		L+475		9,000,000	8,955,000	8,955,000
Driven Performance Brands Inc. (Revolver) (8), (10)	09/10/2020	Consumer Goods: Durable	—		—		1,000,000	—	—
Emerging Markets Communications, LLC	07/01/2021	Telecommunications	6.75%		L+575		4,987,500	4,914,374	4,862,812
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%		L+400		4,975,000	4,927,105	4,897,290
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%		L+525		3,930,000	3,900,641	3,910,350
Granite Broadcasting Corporation	05/23/2018	Media: Broadcasting and Subscription	6.75%		L+550		1,091,582	1,090,547	1,088,177
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%		L+500		6,877,500	6,827,661	6,739,950
Help/Systems Holdings, Inc.	06/28/2019	High Tech Industries	5.50%		L+450		4,900,000	4,866,257	4,851,000
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%		L+800		1,194,000	1,178,322	1,194,000
Hostway Corporation	12/13/2019	High Tech Industries	6.00%		L+475		2,753,737	2,734,900	2,726,199
Hunter Defense Technologies, Inc.	08/05/2019	Aerospace and Defense	6.50%		L+550		6,650,000	6,598,073	6,641,687
ICC-Nexergy, Inc.	04/30/2020	Consumer Goods: Durable	6.50%		L+550		4,987,500	4,941,329	4,937,625
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%		L+625		6,965,000	6,842,099	6,965,000
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%		L+600		10,094,315	10,001,190	9,084,884
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%		L+450		5,366,227	5,306,494	5,366,227
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%		L+1,100		4,500,000	4,447,058	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%		L+800		6,800,000	6,734,452	6,800,000
Jackson Hewitt Tax Service Inc.	07/30/2020	Consumer Services	8.00%		L+700		5,000,000	4,901,996	4,900,000
K2 Pure Solutions NoCal, L.P. (8)	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		5,965,222	5,874,403	5,537,227
Kendra Scott, LLC	07/17/2020	Retail	7.00%		L+600		3,000,000	2,970,849	2,977,500
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%		L+450		1,965,012	1,958,874	1,943,731
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525		5,789,068	5,735,375	5,736,619
Lindblad Expeditions, Inc. (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%		L+450		2,208,750	2,197,809	2,197,706
Lindblad Maritime Enterprises, Ltd. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%		L+450		285,000	283,588	283,575
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%		L+425		1,995,000	1,985,364	1,973,175
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		8,917,647	8,854,192	8,566,559
Physiotherapy Corporation (8)	06/04/2021	Healthcare and Pharmaceuticals	5.75%		L+475		3,500,000	3,482,889	3,491,250
PlayPower, Inc.	06/23/2021	Construction and Building	5.75%		L+475		3,990,000	3,951,094	3,970,050
Polyconcept Finance B.V.	06/28/2019	Consumer Goods: Non-Durable	6.00%		L+475		11,482,697	11,430,576	11,425,283
Premier Dental Services, Inc.	11/01/2018	Consumer Services	6.00%		L+500		8,219,601	8,131,135	7,109,955
Profile Products LLC	05/20/2021	Environmental Industries	6.00%		L+500		7,470,287	7,398,025	7,470,287
Profile Products LLC (Revolver) (8), (10)	05/20/2020	Environmental Industries	—		—		2,459,016	—	—
Quality Home Brands Holdings LLC	12/17/2018	Consumer Goods: Durable	7.75%		L+650		4,912,500	4,880,217	4,914,563
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450		6,965,000	6,931,604	6,912,763
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	9.00%		L+750		3,582,758	3,557,217	3,575,247
Ryan, LLC	08/07/2020	Business Services	6.75%		L+575		4,443,750	4,378,244	4,382,648
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		6,101,682	5,946,657	5,491,514
St. George’s University Scholastic Services LLC (6), (11)	08/09/2021	Consumer Services	5.75%		L+475		714,200	711,056	714,200
Surgical Specialties Corporation (US), Inc.	08/22/2018	Healthcare and Pharmaceuticals	7.25%		L+575		10,037,432	10,017,760	9,937,058
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		6,218,750	6,171,308	6,164,336
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,895,000	5,875,736	5,895,000
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,950,000	4,906,969	4,588,056
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		1,990,000	1,814,920	1,845,725
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50 (PIK 1.00	% %)	L+850		430,126	430,126	430,126
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750		599,702	548,736	569,717
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	—	—

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

JUNE 30, 2016

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

Our significant accounting policies consistently applied are as follows:

(a)  Investment Valuations

We expect that there may not be readily available market values for many of our investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

JUNE 30, 2016

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

(c)  Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be subject to taxation as a RIC, we typically do not incur any material level of federal income taxes. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in an excise tax. For both the three and nine months ended June 30, 2016, we did not accrue for excise taxes. For the three and nine months ended June 30, 2015, we accrued estimated excise taxes of $0.1 million and $0.3 million, respectively.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2016

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2016, the Investment Adviser earned base management fees of $1.3 million and $3.6 million, respectively, from us. For the three and nine months ended June 30, 2015, the Investment Adviser earned base management fees of $0.9 million and $2.6 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2016, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.5 million and $1.3 million, respectively, from us. For the three and nine months ended June 30, 2015, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.5 million and $2.3 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine month periods ended June 30, 2016, the Investment Adviser did not earn an incentive fee on capital gains, as calculated under the Investment Management Agreement. For the three and nine months ended June 30, 2015, the Investment Adviser earned an incentive fee on capital gains of approximately zero and $(0.4) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine month periods ended June 30, 2016, the Investment Adviser did not accrue an incentive fee on our unrealized and realized capital gains as calculated under GAAP.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2016

(Unaudited)

For the three and nine months ended June 30, 2015, the Investment Adviser accrued an incentive fee on our unrealized and realized capital gains as calculated under GAAP of $0.1 million and $(0.2) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2016. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2016, the Investment Adviser was reimbursed approximately $0.1 million and $0.6 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2015, the Investment Adviser was reimbursed approximately $0.1 million and $0.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2016 totaled $101.2 million and $257.7 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $75.6 million and $161.3 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2016 totaled $40.3 million and $97.1 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $53.2 million and $146.2 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2016		September 30, 2015
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$494,173,038	$489,065,748	$338,567,205	$334,957,341
Second lien	53,717,099	51,681,639	47,630,500	47,902,800
Subordinated debt / corporate notes	3,197,440	2,927,580	8,634,195	5,602,244
Preferred equity / common equity / warrants	6,097,825	7,324,314	2,506,407	2,849,505

Total investments	557,185,402	550,999,281	397,338,307	391,311,890

Cash and cash equivalents	16,767,271	16,790,402	21,428,514	21,428,514

Total investments, cash and cash equivalents	$573,952,673	$567,789,683	$418,766,821	$412,740,404

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	June 30, 2016	September 30, 2015
High Tech Industries	10%	13%
Healthcare and Pharmaceuticals	9	12
Consumer Goods: Non-Durable	8	4
Business Services	7	10
Aerospace and Defense	6	3
Construction and Building	6	6
Hotel, Gaming and Leisure	6	5
Consumer Goods: Durable	5	8
Retail	5	8
Wholesale	5	3
Chemicals, Plastics and Rubber	4	4
Consumer Services	4	6
Media: Advertising, Printing and Publishing	4	4
Banking, Finance, Insurance & Real Estate	3	2
Capital Equipment	3	—
Media: Diversified and Production	3	2
Telecommunications	3	2
Media: Broadcasting and Subscription	2	1
Utilities: Water	2	—
Automotive	1	3
All Other	4	4

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2016

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2016, our ability to observe valuation inputs resulted in one reclassification of an asset from Level 2 to 1. During the nine months ended June 30, 2015, there was one reclassification from Level 2 to 3 and one reclassification from Level 3 to 2.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2016

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$282,188,125	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	261,486,842	Market Comparable	Market Yield	5.3% – 16.9% (9.2%)
Equity investments	7,227,242	Enterprise Market Value	EBITDA multiple	6.5x – 10.5x (7.6x)

Total Level 3 investments	$550,902,209

Long-Term Credit Facility	$190,374,979	Market Comparable	Market Yield	3.3%

Asset Category	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$259,566,475	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	128,895,910	Market Comparable	Market Yield	5.5% – 34.7% (10.6%)
Equity investments	313,941	Market Comparable	Broker/Dealer bids or quotes	N/A
Equity investments	2,344,955	Enterprise Market Value	EBITDA multiple	6.0x–10.5x (7.6x)

Total Level 3 investments	$391,121,281

Long-Term Credit Facility	$29,600,000	Market Comparable	Market Yield	2.9%

Our investments, cash and cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at June 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$489,065,748	$—	$—	$489,065,748
Debt investments (Second lien)	51,681,639	—	—	51,681,639
Debt investments (Subordinated debt / corporate notes)	2,927,580	—	—	2,927,580
Equity investments	7,324,314	97,072	—	7,227,242

Total investments	550,999,281	97,072	—	550,902,209

Cash and cash equivalents	16,790,402	16,790,402	—	—

Total investments and cash and cash equivalents	$567,789,683	$16,887,474	$—	$550,902,209

Long-Term Credit Facility	$190,374,979	$—	$—	$190,374,979

	Fair Value Measurements at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$334,957,341	$—	$—	$334,957,341
Debt investments (Second lien)	47,902,800	—	—	47,902,800
Debt investments (Subordinated debt / corporate notes)	5,602,244	—	—	5,602,244
Equity investments	2,849,505	—	190,609	2,658,896

Total investments	391,311,890	—	190,609	391,121,281

Cash equivalents	21,428,514	21,428,514	—	—

Total investments and cash equivalents	$412,740,404	$21,428,514	$190,609	$391,121,281

Long-Term Credit Facility	$29,600,000	$—	$—	$29,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2016

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2016
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$334,957,341	$56,163,940	$391,121,281
Net realized gains (losses)	373,407	(2,443,779)	(2,070,372)
Net unrealized (depreciation) appreciation	(1,497,426)	1,431,253	(66,173)
Purchases, PIK interest, net discount accretion and non-cash exchanges	250,398,992	8,610,761	259,009,753
Sales, repayments and non-cash exchanges	(95,166,566)	(1,925,714)	(97,092,280)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$489,065,748	$61,836,461	$550,902,209

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(1,117,456)	$(1,910,884)	$(3,028,340)

	Nine Months Ended June 30, 2015
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$302,565,355	$40,707,230	$343,272,585
Net realized (losses) gains	(97,291)	606,110	508,819
Net unrealized depreciation	(1,317,159)	(1,158,473)	(2,475,632)
Purchases, PIK interest, net discount accretion and non-cash exchanges	142,839,788	16,658,283	159,498,071
Sales, repayments and non-cash exchanges	(139,922,446)	(6,243,136)	(146,165,582)
Transfers in and/or out of Level 3	—	3,225,324	3,225,324

Ending Balance	$304,068,247	$53,795,338	$357,863,585

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(1,682,404)	$(1,093,227)	$(2,775,631)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2016

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Nine Months Ended June 30,
Long-Term Credit Facility	2016	2015
Beginning Balance (cost – $29,600,000 and $146,400,000, respectively)	$29,600,000	$146,949,000
Net change in unrealized depreciation included in earnings	(532,521)	(233,750)
Borrowings	196,807,500	103,400,000
Repayments	(35,500,000)	(110,100,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $190,907,500 and $139,700,000, respectively)	$190,374,979	$140,015,250

As of June 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translating on outstanding borrowings is listed below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollars	C$	17,500,000	$12,407,501	$13,545,420	July 1, 2016	$1,137,919

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility during the three and nine months ended June 30, 2016. For each of the three and nine months ended June 30, 2015, we incurred $0.2 million relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2016, our Credit Facility had a net change in unrealized depreciation of $0.3 million and $0.5 million, respectively. For the three and nine months ended June 30, 2015, our Credit Facility had a net change in unrealized depreciation of zero and $0.2 million, respectively. As of June 30, 2016 and September 30, 2015, the net unrealized depreciation on our Credit Facility totaled $0.5 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2016 were as follows:

Name of Investment	Fair Value at September 30, 2015	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at June 30, 2016	Net Realized Gains (Losses)
Controlled Affiliates
GMC Television Broadcasting Holdings, LLC	$2,776,507	$—	$(2,777,132)	$105,502	$—	$—

Total Controlled Affiliates	$2,776,507	$—	$(2,777,132)	$105,502	$—	$—

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Numerator for net increase in net assets resulting from operations	$13,419,342	$4,726,777	$17,602,397	$11,289,466
Denominator for basic and diluted weighted average shares	26,730,074	14,898,056	26,730,074	14,898,056
Basic and diluted net increase in net assets per share resulting from operations	$0.50	$0.32	$0.66	$0.76

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2016 and September 30, 2015, cash and cash equivalents consisted of money market funds in the amounts of $16.8 million and $21.4 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2016

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$13.95	$14.40
Net investment income (1)	0.72	0.94
Net realized and unrealized loss (1)	(0.06)	(0.18)

Net increase in net assets resulting from operations (1)	0.66	0.76
Distributions to stockholders (1), (2)	(0.86)	(0.83)

Net asset value, end of period	$13.75	$14.33

Per share market value, end of period	$12.40	$13.88

Total return* (3)	11.68%	6.84%
Shares outstanding at end of period	26,730,074	14,898,056

Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	2.72%	3.72%
Ratio of Credit Facility related expenses to average net assets (5)	1.46%	1.61%

Ratio of total expenses to average net assets (5)	4.18%	5.33%
Ratio of net investment income to average net assets (5)	7.05%	8.81%
Net assets at end of period	$367,638,633	$213,451,790

Weighted average debt outstanding	$112,950,484	$131,659,707

Weighted average debt per share (1)	$4.23	$8.84
Asset coverage per unit (6)	$2,931	$2,524
Portfolio turnover ratio	26.66%	57.40%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs.
(5)	Credit Facility amendment costs, if any, are not annualized.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $350 million as of June 30, 2016, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of June 30, 2016 and September 30, 2015, Funding I had $190.9 million and $29.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.50% and 2.20%, excluding undrawn commitment fees of 0.50% and 0.75%, as of June 30, 2016 and September 30, 2015, respectively. The annualized weighted average cost of debt for the nine months ended June 30, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 3.94% and 2.48%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2016, we were in compliance with the covenants relating to our Credit Facility.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2016

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2016 and September 30, 2015, we had $10.3 million and $4.8 million, respectively, in commitments to fund investments.

12. SUBSEQUENT EVENTS

Subsequent to quarter-end, we collected approximately five cents per share in a partial litigation settlement related to a former portfolio company of MCG. Additionally, subsequent to quarter-end we purchased approximately $64.4 million of new investments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of June 30, 2016, the consolidated statements of operations for the three and nine months ended June 30, 2016 and 2015, and the consolidated statements of changes in net assets and cash flows for the nine months ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

August 9, 2016

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2016, our portfolio totaled $551.0 million and consisted of $489.1 million of senior secured debt, $51.7 million of second lien secured debt and $10.2 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 99% variable-rate investments (including 94% with a LIBOR or prime floor) and 1% fixed-rate investments. As of June 30, 2016, we had one company on non-accrual, representing 1.2% and 1.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $6.2 million as of June 30, 2016. Our overall portfolio consisted of 92 companies with an average investment size of $6.0 million, had a weighted average yield on debt investments of 8.0%, and was invested 89% in senior secured debt, 9% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

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

For the three months ended June 30, 2016, we invested $101.2 million in 14 new and six existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the three months ended June 30, 2016 totaled $40.3 million. For the nine months ended June 30, 2016, we invested $257.7 million in 29 new and 16 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the nine months ended June 30, 2016 totaled $97.1 million.

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

Valuation of Portfolio Investments

We expect that there may not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility during the three and nine months ended June 30, 2016. For each of the three and nine months ended June 30, 2015, we incurred $0.2 million relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2016, our Credit Facility had a net change in unrealized depreciation of $0.3 million and $0.5 million, respectively. For each of the three and nine month periods ended June 30, 2015, our Credit Facility had a net change in unrealized (appreciation) depreciation of zero and $0.2 million, respectively. As of June 30, 2016 and September 30, 2015, the net unrealized depreciation on our Credit Facility totaled $0.5 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends to our stockholders of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may retain such net capital gains or investment company taxable income in the future, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2016 and 2015.

Investment Income

Investment income for the three and nine months ended June 30, 2016 was $10.8 million and $30.9 million, respectively, and was attributable to $9.0 million and $26.0 million from senior secured loans and the remainder from second lien secured debt and subordinated debt. This compares to investment income for the three and nine months ended June 30, 2015, which was $7.1 million and $22.6 million, respectively, and was attributable to $5.4 million and $17.4 million from senior secured loans and the remainder from second lien secured debt and subordinated debt. The increase in investment income compared to the same periods over the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2016 totaled $4.0 million and $11.7 million, respectively. Base management fee for the same periods totaled $1.3 million and $3.6 million, incentive fee totaled $0.5 million and $1.3 million, Credit Facility expenses totaled $1.3 million and $4.2 million (including $0.9 million of amendment expenses) and general and administrative expenses totaled $0.9 million and $2.6 million, respectively. This compares to expenses for the three and nine months ended June 30, 2015, which totaled $3.0 million and $8.5 million, respectively. Base management fee for the same periods totaled $0.9 million and $2.6 million, incentive fee totaled $0.6 million (including zero on net realized gains and $0.1 million on net unrealized gains accrued but not payable) and $1.7 million (including $(0.4) million on net realized gains and $(0.2) million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $1.0 million (including $0.2 million of Credit Facility amendment expenses) and $2.6 million (including $0.2 million of Credit Facility amendment expenses), general and administrative expenses totaled $0.4 million and $1.3 million and excise taxes were $0.1 million and $0.3 million, respectively. The increase in expenses compared with the same periods in the prior year was primarily due to Credit Facility amendment expenses and base management fee as a result from the growth of our portfolio.

Net Investment Income

Net investment income totaled $6.8 million and $19.2 million, or $0.26 and $0.72 per share, for the three and nine months ended June 30, 2016, respectively. Net investment income totaled $4.1 million and $14.0 million, or $0.28 and $0.94 per share, for the three and nine months ended June 30, 2015, respectively. The decrease in net investment income per share compared to the same periods in the prior year was primarily due to the issuance of new shares in connection with our acquisition of MCG in August 2015.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2016 totaled $40.3 million and $97.1 million and net realized gains (losses) totaled $0.2 million and $(2.0) million, respectively. Sales and repayments of investments totaled $53.2 million and $146.2 million and realized gains totaled zero and $0.4 million for the three and nine months ended June 30, 2015, respectively. The change in realized gains (losses) compared with the same periods in the prior year was primarily due to the changes in market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and nine months ended June 30, 2016, we reported a net change in unrealized appreciation (depreciation) on investments of $6.1 million and $(0.1) million, respectively. For the three and nine months ended June 30, 2015, we reported a net change in unrealized appreciation (depreciation) on investments of $0.7 million and $(3.4) million, respectively. As of June 30, 2016 and September 30, 2015, our net unrealized depreciation on investments totaled $6.2 million and $6.0 million, respectively. The net change in unrealized appreciation (depreciation) on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments sold.

For the three and nine months ended June 30, 2016, our Credit Facility had a net change in unrealized depreciation of $0.3 million and $0.5 million, respectively. For the three and nine months ended June 30, 2015, our Credit Facility had a net change in unrealized depreciation of zero and $0.2 million, respectively. As of June 30, 2016 and September 30, 2015, net unrealized depreciation on our Credit Facility totaled $0.5 million and zero, respectively. The change in net unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $13.4 million and $17.6 million, or $0.50 and $0.66 per share, respectively, for the three and nine months ended June 30, 2016. This compares to a net change in net assets resulting from operations which totaled $4.7 million and $11.3 million, or $0.32 and $0.76 per share, respectively, for the three and nine months ended June 30, 2015. We intend to continue to find attractive investment opportunities to grow net assets from operations.

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

Funding I’s multi-currency Credit Facility with the Lenders was $350 million as of June 30, 2016, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of June 30, 2016 and September 30, 2015, Funding I had $190.9 million and $29.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.50% and 2.20%, excluding undrawn commitment fees of 0.50% and 0.75%, as of June 30, 2016 and September 30, 2015, respectively. The annualized weighted average cost of debt for the nine months ended June 30, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 3.94% and 2.48%, respectively. As of June 30, 2016 and September 30, 2015, we had $159.6 million and $260.4 million of unused borrowing capacity under our Credit Facility, respectively, subject to regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2016, we were in compliance with the covenants relating to our Credit Facility.

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

On June 30, 2016 and September 30, 2015, we had cash and cash equivalents at fair value of $16.8 million and $21.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $143.2 million for the nine months ended June 30, 2016, and our financing activities provided cash of $138.5 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

Our operating activities provided cash of $16.4 million for the nine months ended June 30, 2015, and our financing activities used cash of $19.0 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily from net repayments under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2016, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$190.9	$—	$—	$190.9	$—
Unfunded investments (1)	10.3	—	0.1	7.4	2.8

Total contractual obligations	$201.2	$—	$0.1	$198.3	$2.8

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments.

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

Recent Developments

Subsequent to quarter-end, we collected approximately five cents per share in a partial litigation settlement related to a former portfolio company of MCG. Additionally, subsequent to quarter-end we purchased approximately $64.4 million of new investments.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to be subject to tax as a RIC and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends to stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may retain such net capital gains or investment company taxable income in the future, subject to maintaining our ability to be subject to be taxed as a RIC, to provide us with additional liquidity.

During the three and nine months ended June 30, 2016, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $7.6 million and $22.9 million, respectively. For the same periods in the prior year, we declared distributions of $0.285 and $0.830 per share, respectively, for total distributions of $4.2 million and $12.3 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We may distribute our common stock as a dividend from our investment company taxable income or net capital gains, and a stockholder could receive a portion of such dividend distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, our debt portfolio consisted of 99% variable-rate investments (including 94% with a LIBOR or prime floor) and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$ 537	$ 0.02
Up 2%	$ 4,136	$ 0.16
Up 3%	$ 7,736	$ 0.29
Up 4%	$ 11,335	$ 0.42

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 9, 2016	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)