Form 10-K
period 2016-09-30
PennantPark Floating Rate Capital Ltd.
filed 2016-11-22
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2016 based on the closing price on that date of $11.70 on the NASDAQ Global Select Market was approximately $309 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 26,730,074 shares of the Registrant’s common stock outstanding as of November 22, 2016.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

PART I

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act and “MCG” refers to MCG Capital Corporation. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Item 1.	Business

General Business of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate current income and capital appreciation while seeking to preserve capital by investing primarily in loans bearing a variable-rate of interest, or Floating Rate Loans, and other investments made to U.S. middle-market companies.

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

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including mezzanine securities (as described below) and, to a lesser extent, equity investments. We seek to create a diversified portfolio by generally targeting an investment size between $3 million and $15 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

In August 2015, we completed the acquisition of MCG pursuant to the Agreement and Plan of Merger, or the Merger Agreement, by and among MCG, our Investment Adviser and the Company. As a result of the transactions completed by the Merger Agreement, MCG was ultimately merged with and into PFLT Funding II, LLC with PFLT Funding II, LLC as the surviving company.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has raised about $3.0 billion in debt and equity capital and has invested $5.5 billion in more than 400 companies with over 160 different financial sponsors through its managed funds.

Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC. The Administrator assists in the determination and publication of our net asset value, or NAV, oversees the preparation and filing of our tax returns, and monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator may provide, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. For example, lending to middle-market companies in the United States is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies. We are able to provide value-added customized financial solutions to middle-market companies as a result of specialized due diligence, underwriting capabilities and more extensive ongoing monitoring required as lenders.

b) Disciplined Investment Approach with Strong Value Orientation

We employ a disciplined approach in selecting investments that meet the long-standing, consistent value-oriented investment selection criteria employed by our Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We believe this approach continues to enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

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

c) Ability to Source and Evaluate Transactions through our Investment Adviser’s Proactive Research Capability and Established Network

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

We believe that the in-depth experience of our Investment Adviser will enable us to invest throughout various stages of the economic and market cycles and to provide us with ongoing market insights in addition to a significant investment opportunity.

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial finance companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities in middle-market companies can be intense. However, we believe that from time to time there has been a reduction in the amount of debt capital available to middle-market companies, which we believe has resulted in a less competitive environment for making new investments.

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

Leverage

As of September 30, 2016, we maintained a $350 million Credit Facility, which matures in August 2020, with SunTrust Bank and other lenders, or the Lenders. During the Credit Facility’s revolving period, which extends to August 2018, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, under which we had $232.9 million outstanding. The annualized weighted average cost of debt for the year ended September 30, 2016, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 3.51%. As of September 30, 2016 and 2015, we had $117.1 million and $260.4 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. We believe that our capital resources provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage ratio of the 1940 Act, may generally range between 70% and 90% of our net assets, or 40% to 50% of our Managed Assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Investment Policy Overview

We seek to create a diversified portfolio primarily of Floating Rate Loans by generally targeting an investment size of $3 million to $15 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including mezzanine securities and, to a lesser extent, equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such unrated companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of Floating Rate Loans in qualifying assets such as private, or thinly traded or small market-capitalization, U.S. middle-market public companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or have a market capitalization of greater than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. We may acquire investments in the secondary markets. See “Regulation—Qualifying Assets” and “Investment Selection Criteria” for more information.

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

Senior Secured Debt

Structurally, senior secured debt (which we define as first lien debt) ranks senior in priority of payment to mezzanine debt and equity and benefits from a senior security interest in the assets of the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to mezzanine debt, senior secured debt generally earns a lower return than mezzanine debt. In some cases senior secured lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

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

We have identified several criteria, discussed below, that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment opportunities and to structure investments efficiently and effectively.

a) Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets. The Investment Adviser also seeks to invest in portfolio companies that it believes possess competitive advantages, for example, in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

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

d) Financial sponsorship

The Investment Adviser may seek to cause us to participate in transactions sponsored by what it believes to be trusted financial sponsors. The Investment Adviser believes that a financial sponsor’s willingness to invest significant equity capital in a portfolio company is an implicit endorsement of the quality of that portfolio company. Further, financial sponsors of portfolio companies with significant investments at risk may have the ability, and a strong incentive, to contribute additional capital in difficult economic times should financial or operational issues arise so as to maintain their ownership position.

e) Investments in different borrowers, industries and geographies

The Investment Adviser seeks to invest our assets broadly among portfolio companies, across industries and geographical regions. The Investment Adviser believes that this approach may reduce the risk that a downturn in any one portfolio company, industry or geographical region will have a disproportionate impact on the value of our portfolio, although we are permitted to be non-diversified under the 1940 Act.

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

Upon the completion of due diligence on a portfolio company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. Rather, they are employees of and receive compensation from our Investment Adviser.

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

Typically, our mezzanine debt investments have maturities of three to ten years. Mezzanine debt may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

We expect to hold most of our investments to maturity or repayment, but we may exit certain investments earlier when a liquidity event, such as the sale or refinancing of a portfolio company, takes place. We also may turn over investments to better position the portfolio in light of market conditions.

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

Our Portfolio

Our principal investment focus is to invest in Floating Rate Loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Energy/Utilities
• Auto Sector	• Environmental Services
• Beverage, Food and Tobacco	• Financial Services
• Broadcasting and Entertainment	• Grocery
• Buildings and Real Estate	• Healthcare, Education and Childcare
• Building Materials	• High Tech Industries
• Business Services	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Cable Television	• Hotels, Motels, Inns and Gaming
• Capital Equipment	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture, Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Products	• Media
• Consumer Services	• Mining, Steel, Iron and Non-Precious Metals
• Containers Packaging & Glass	• Oil and Gas
• Distribution	• Other Media
• Diversified/Conglomerate Manufacturing	• Personal, Food and Miscellaneous Services
• Diversified/Conglomerate Services	• Printing and Publishing
• Diversified Natural Resources, Precious Metals and Minerals	• Retail
• Education	• Wholesale
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30:

Portfolio Company	2016	Portfolio Company	2015
Marketplace Events LLC	3%	AKA Diversified Holdings, Inc.	3%
Advanced Cable Communications, LLC	2	Bowlmor AMF Corp.	3
ALG USA Holdings, LLC	2	CRGT Inc.	3
AMF Bowling Centers, Inc.	2	Howard Berger Co. LLC	3
CD&R TZ Purchaser, Inc.	2	Instant Web, LLC	3
CRGT Inc.	2	Language Line, LLC	3
Efficient Collaborative Retail Marketing Company, LLC	2	Novitex Acquisition, LLC	3
KHC Holdings, Inc.	2	Polyconcept Finance B.V.	3
Novitex Acquisition, LLC	2	Surgical Specialties Corporation (US), Inc.	3
Triad Manufacturing, Inc.	2	iEnergizer Limited and Aptara, Inc.	2

Industry	2016	Industry	2015
Healthcare and Pharmaceuticals	10%	High Tech Industries	13%
High Tech Industries	10	Healthcare and Pharmaceuticals	12
Business Services	8	Business Services	10
Consumer Goods: Durable	7	Consumer Goods: Durable	8
Hotel, Gaming and Leisure	6	Retail	8
Telecommunications	6	Construction and Building	6
Aerospace and Defense	5	Consumer Services	6
Media: Diversified and Production	5	Hotel, Gaming and Leisure	5
Retail	5	Consumer Goods: Non-Durable	4
Wholesale	5	Media: Advertising, Printing and Publishing	4

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the fiscal years ended September 30, 2016, 2015 and 2014, the Investment Adviser earned a base management fee of $5.0 million, $3.6 million and $3.7 million, respectively, from us.

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

Adjusted gross assets as of December 31, 20XX = $150 million

Gross assets as of March 31, 20XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX and December 31, 20XX, which are the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter equals ($150 million + $180 million) / 2 = $165 million.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser earned $3.7 million, $2.2 million and $2.6 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2016, 2015 and 2014 the Investment Adviser accrued an incentive fee on capital gains of approximately zero, $(0.4) million and $0.8 million, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2016, 2015 and 2014 was $1.1 million, $(0.7) million and $0.1 million, respectively.

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

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.25%

Incentive fee       = 50% × Pre-Incentive Fee Net Investment Income, subject to “catch-up”

                             = 50% × (2.25% - 1.75%)

                             = 0.25%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 4.00%

Hurdle(1) = 1.75%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 3.55%

Incentive fee       = 20% × Pre-Incentive Fee Net Investment Income, subject to “catch-up”(3)

Incentive fee       = 50% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income - 2.9167%))

Catch-up             = 2.9167% - 1.75%

                             = 1.1667%

                             = (50% × 1.1667%) + (20% × (3.55% - 2.9167%))

                             = 0.5833% + (20% × 0.6333%)

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

$7 million cumulative fee (20% multiplied by $35 million ($35 million cumulative realized capital gains without regard to $5 million of unrealized appreciation)) less $6.4 million (previous cumulative capital gains fee paid in Year 2 of $5 million and Year 3 of $1.4 million)

Year 5: None

$7 million cumulative fee (20% multiplied by $35 million ($35 million cumulative realized capital gains without regard to $10 million realized capital losses in subsequent year)) less $7 million (previous cumulative capital gains fee paid in Years 2, 3 and Year 4)

(1)	As illustrated in Year 3 of Alternative 2 above, if we were to be wound up on a date other than December 31 of any year after year 3, we may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if we had been wound up on December 31 of such year.

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2016. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2017. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, our ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, our profitability and any economies of scale. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser was reimbursed approximately $0.8 million, $0.5 million and $0.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2016. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2017. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of securities we own or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. None of these policies are fundamental and they may be changed without stockholder approval.

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

Temporary Investments

Pending investments in other types of qualifying assets, as described above, may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the

U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined below under “Regulation—Election to be Treated as a RIC,” in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes several regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us.

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

Election to be Treated as a RIC

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute investment company taxable income to our stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income and determined without regard to any deduction for dividends paid, out of the assets legally available for distribution, or the Annual Distribution Requirement.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute in respect of each calendar year dividends to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of our capital gains over capital losses), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for the preceding years that was not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we may retain and be subject to excise tax on such net capital gains or investment company taxable income, subject to maintaining our ability to be treated as a RIC for federal income tax purposes, in order to provide us with additional liquidity.

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gains, we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders. Additionally, upon satisfying these requirements, we will be subject to U.S. federal income tax at the regular corporate rates on any investment company taxable income or net capital gains, determined without regard to any deduction for dividends paid, that is not distributed (or not deemed to have been distributed) as dividends for U.S. federal income tax purposes to our stockholders.

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

We invest in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless debt instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to continue to maintain our qualification to be treated as a RIC for federal income tax purposes.

Gain or loss realized by us from equity securities and warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy our Annual Distribution Requirement or the Excise Tax Avoidance Requirement. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt instruments and other senior securities are outstanding unless certain asset coverage requirements are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We may distribute our common stock as a dividend from our taxable income and a stockholder could receive a portion of such distributions declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared and distributed by us would be taxable income to a stockholder even though only a small portion of the dividend was paid in cash to pay any taxes due on the total dividend. We have not yet elected to distribute stock as a dividend but reserve the right to do so.

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, unless certain cure provisions of the Code apply, we will be subject to tax in that taxable year on all of our taxable income at regular corporate rates, regardless of whether we make any dividend distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Treated as a RIC” above for more information.

If we are unable to maintain our status as a RIC, we also would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable as dividends to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to certain U.S. corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be treated as a RIC for federal income tax purposes in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five taxable years.

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

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, uncertainty regarding the United Kingdom referendum decision to leave the European Union (the so called “Brexit”), continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio requirements for a BDC, as defined under the 1940 Act. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments and could materially damage our business, financial condition and results of operations.

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

In addition to the asset coverage ratio requirements, our Credit Facility contains various covenants applicable to Funding I, which restricts our ability to borrow funds. For example, the income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall. This could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

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

We make long-term loans and debt investments, which may involve a high degree of repayment risk. Our investments with a deferred interest feature, such as OID income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. We invest in companies that may have limited financial resources, typically are highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a material adverse effect on our financial condition and results of operations.

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

If the fair value of our portfolio companies reflects unrealized losses that are subsequently realized, we could experience reductions of our income available for distribution in future periods that could materially harm our results of operations and cause a material decline in the value of our publicly traded common stock.

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor, which will reduce our net investment income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions and we will initially have to purchase or develop such expertise, which may diminish the actual benefits of any hedging strategy we employ. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense on our Credit Facility, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order for us to grow, our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any current or future employees will contribute effectively to the work of, or remain associated with, the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We may not replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by the Investment Adviser may differ from those used by other investment companies and funds advised by the Investment Adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

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

Loss of RIC tax status would substantially reduce our net assets and income available for debt service and distributions.

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the annual source of income, Diversification Tests, and Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for preceding years that was not distributed during such years.

We may have difficulty paying our Annual Distribution Requirement if we recognize income before or without receiving cash representing such income.

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

The part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide PIK or OID interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

In some cases, we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the Annual Distribution Requirement. Accordingly, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may lose our RIC tax status and thus be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our tax status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements to be treated as a RIC for federal income tax purposes, we intend to distribute to our stockholders substantially all of our investment company taxable income and net capital gains each taxable year. However, we may retain all or a portion of our net capital gains and pay applicable income taxes with respect thereto and elect to treat such retained net capital gains as deemed dividend distributions to our stockholders.

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

We are partially dependent on our subsidiary Funding I for cash distributions to enable us to meet the RIC distribution requirements. Funding I may be limited by its covenants from making certain distributions to us that may be necessary to fulfill our requirements to be treated as a RIC for federal income tax purposes. We may have to request a waiver of these covenants’ restrictions for Funding I to make certain distributions to enable us to be treated as a RIC for federal income tax purposes. We cannot assure you that Funding I will be granted such a waiver, and if Funding I is unable to obtain a waiver, compliance with the covenants may cause us to incur a corporate-level income tax.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, or other financial institutions, up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, the asset coverage ratio requirements permit us to issue senior securities or incur indebtedness subject to certain limits. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy the asset coverage ratio. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business, financial condition and results of operations.

•	Senior Securities. As a result of issuing senior securities, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•	Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is an extensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. Such procedures may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

•	Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Because we borrow funds through Funding I to make investments, we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the NAV attributable to our common stock than it would if we did not use debt. Our ability to pay distributions may be restricted when our asset coverage ratio is not met and any cash that we use to service our indebtedness is not available for distribution to our common stockholders.

Our current debt is governed by the terms of the Credit Facility and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facility and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2016, we had outstanding borrowings of $232.9 million under our Credit Facility with a current interest rate of 2.57% exclusive of the fees on the undrawn commitment. To cover the annual interest on our borrowings of $232.9 million outstanding at September 30, 2016, at the weighted average annual rate of 2.57%, we would have to receive an annual yield of at least 0.98%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2016 of 37% of total assets (including such borrowed funds), at the current interest rate at the time of 2.57%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(18.4)%	(10.0)%	(1.6)%	6.8%	15.2%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

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

Our Credit Facility expires in August 2020. We utilize proceeds from the Credit Facility to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at maturity of the Credit Facility, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Except for management fees that PennantPark Investment Advisers has irrevocably directed to be paid to us, we receive cash from Funding I only to the extent that we receive distributions on our equity interests in Funding I. Funding I may make equity distributions on such interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the Lenders and other secured parties are paid in full. In the event that we fail to receive cash from Funding I, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility future decreases of fair value of our debt is expected to have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility. This is expected to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios or other covenants which may be required by the preferred stock, debt securities and/or convertible debt or risk a downgrade in the ratings of the preferred stock, debt securities and/or convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities, convertible debt or any combination of these securities may have different interests than holders of common stock and may at times have disproportionate influence over our business.

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

Changes in laws or regulations governing our operations or those of our portfolio companies may adversely affect our business.

We and our portfolio companies are subject to laws and regulation at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations that govern our operations or those of our portfolio companies could have a material adverse effect on our business, financial condition and results of operations. See “Business—Regulation” for more information.

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

All of our investments are recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of nationally recognized independent valuation firms to aid it in determining the fair value of our investments. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially lower than the values that we ultimately realize upon the disposal of such investments.

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

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our debt maturities. Funding I’s borrowings under its Credit Facility are collateralized by the assets in our investment portfolio. A general disruption in the credit markets could result in diminished demand for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

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

We may invest in over-the-counter securities, which have and may continue to face liquidity constraints, to provide us with liquidity.

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

2.	Senior Secured Debt: When we extend senior secured debt, which we define to include first lien debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this may not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a senior secured debt investment is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

3.	Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured debt and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

4.	Equity Investments: We have made and expect to continue to make select equity investments, all of which are subordinated to debt investments. In addition, when we invest in senior secured debt or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all. Furthermore, we may hold equity investments in partnerships through a taxable subsidiary for federal income tax purposes. Upon sale or exit of such investment, we may pay taxes at regular corporate tax rates, which will reduce the amount on gains or dividends available for distributions to our stockholders.

In addition, investing in middle-market companies involves a number of significant risks, including:

•	companies may be highly leveraged, have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, more limited publicly available information, narrower product lines, more concentration of revenues from customers and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to refinance their outstanding indebtedness upon maturity.

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

We believe that most of our debt and equity investments do and will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets at the time of a proposed investment, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, and any restructuring could further cause adverse effects on our business. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur regardless of how we may have structured our investment. In addition, we cannot assure you that a bankruptcy court would not take actions contrary to our interests.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources and regulatory considerations. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful transaction or business. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC tax status.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and our portfolio companies may be highly leveraged.

We invest primarily in Floating Rate Loans issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, our investments, and they may be highly leveraged. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our debt investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Our investment strategy contemplates potential investments in securities of companies located outside of the United States. Investments in securities of companies located outside the United States would not be qualifying assets under Section 55(a) of the 1940 Act. Investing in companies located outside of the United States may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political, economic and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, economic and political developments. We may employ hedging techniques such as using our Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our Consolidated Statements of Operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio, NAV or we incur a net loss for that quarter.

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

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by the rules of the Commodity Futures Trading Commission.

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

We may seek to obtain from our stockholders and they may approve a proposal that authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage ratio requirements applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if more stockholders opt to receive cash dividends and other distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments, which could materially harm our business. Finally, to the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $13.23 and $11.94 on September 30, 2016 and 2015, respectively. Our NAV per share was $14.06 and $13.95 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations under our Credit Facility or any future Credit Facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment selection criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

As of September 30, 2016, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

None of us, our Investment Adviser or our Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. MCG was a party to certain legal proceedings incidental to the normal course of its business, including the enforcement of its rights under contracts with its portfolio companies. We inherited this litigation upon the closing of our acquisition of MCG. While the outcome of these and any future legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations, although we cannot assure you that amounts received in settlement may not be requested to be returned or that we may not be found liable in any such litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions declared per share since October 1, 2014.

Period	NAV(1)	Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
		High	Low	Price to NAV(2)	Price to NAV(2)	Declared
Fiscal Year Ended September 30, 2016
Fourth quarter	$14.06	$13.26	$12.54	(6)%	(11)%	$0.2850
Third quarter	13.75	12.51	11.58	(9)	(16)	0.2850
Second quarter	13.54	11.70	10.09	(14)	(25)	0.2850
First quarter	13.73	12.42	10.79	(10)	(21)	0.2850
Fiscal Year Ended September 30, 2015
Fourth quarter	13.95	14.30	11.35	3	(19)	0.2850
Third quarter	14.33	14.48	13.88	1	(3)	0.2850
Second quarter	14.30	14.16	13.25	(1)	(7)	0.2750
First quarter	14.16	14.23	12.98	—	(8)	0.2700

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $13.23 and $11.94 on September 30, 2016 and 2015, respectively. Our NAV per share was $14.06 and $13.95 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 22, 2016, we had 40 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2016.

DISTRIBUTIONS

We intend to continue making monthly distributions to our stockholders. The timing and amount of our monthly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions that we have declared on our common stock in the last two fiscal years.

Record Dates	Payment Dates	Distributions Declared
Fiscal Year Ended September 30, 2016
September 21, 2016	October 3, 2016	$0.0950
August 19, 2016	September 1, 2016	0.0950
July 20, 2016	August 1, 2016	0.0950
June 20, 2016	July 1, 2016	0.0950
May 20, 2016	June 1, 2016	0.0950
April 20, 2016	May 2, 2016	0.0950
March 18, 2016	April 1, 2016	0.0950
February 18, 2016	March 1, 2016	0.0950
January 20, 2016	February 1, 2016	0.0950
December 24, 2015	January 4, 2016	0.0950
November 19, 2015	December 1, 2015	0.0950
October 21, 2015	November 2, 2015	0.0950

Total		$1.1400

Fiscal Year Ended September 30, 2015
September 21, 2015	October 1, 2015	$0.0950
August 24, 2015	September 1, 2015	0.0950
July 22, 2015	August 3, 2015	0.0950
June 15, 2015	July 1, 2015	0.0950
May 20, 2015	June 1, 2015	0.0950
April 20, 2015	May 1, 2015	0.0950
March 20, 2015	April 1, 2015	0.0950
February 18, 2015	March 2, 2015	0.0900
January 21, 2015	February 2, 2015	0.0900
December 19, 2014	January 2, 2015	0.0900
November 19, 2014	December 1, 2014	0.0900
October 22, 2014	November 3, 2014	0.0900

Total		$1.1150

In January 2017, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2016 and 2015 from ordinary income (including short-term gains) totaled $30.5 million and $17.2 million, or $1.14 and $1.06 per share, respectively, based on the weighted average shares outstanding for the respective periods. Additionally, for the fiscal year ended September 30, 2015, we had long-term capital gain distributions of $1.7 million, or $0.10 per share, based on the weighted average shares outstanding.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain minimum percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our tax status. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

	For the years ended September 30,
	2016	2015	2014	2013	2012
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$46,301	$30,355	$30,357	$18,867	$12,099
Total expenses	18,965	12,695	13,721	8,344	5,789
Net investment income	27,336	17,660	16,636	10,523	6,310
Net realized and unrealized gain (loss)	6,153	(5,156)	3,878	1,461	5,651
Net increase in net assets resulting from operations	33,489	12,504	20,514	11,985	11,961
Per share data:
Net asset value	14.06	13.95	14.40	14.10	13.98
Net investment income (1)	1.02	1.08	1.12	1.10	0.92
Net realized and unrealized gain (loss) (1)	0.23	(0.31)	0.26	0.15	0.83
Net increase in net assets resulting from operations (1)	1.25	0.77	1.38	1.25	1.75
Distributions declared (1), (2)	1.14	1.16	1.08	1.05	0.91
Consolidated Statements of Assets and Liabilities data:
Total assets	631,420	416,120	372,874	328,802	178,367
Total investment portfolio	598,888	391,312	348,428	317,804	171,834
Credit Facility payable (3)	232,389	29,600	146,949	99,600	75,123
Total net asset value	375,907	372,890	214,528	210,066	95,744
Other data:
Total return (4)	21.77%	(6.01)%	8.05%	17.17%	29.43%
Number of portfolio companies (5)	98	76	72	83	61
Yield on debt portfolio (5)	7.8%	7.9%	8.2%	8.1%	8.6%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of our distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP and is reported on Form 1099-DIV each calendar year.
(3)	At fair value.
(4)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(5)	Unaudited, at year end.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock markets;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt, Brexit and other world economic and political issues.

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

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second-lien, high yield, mezzanine and distressed debt securities and, to a lesser extent, equity investments. We seek to create a diversified portfolio by generally targeting an investment size between $3 million and $15 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

In August 2015, we completed the acquisition of MCG pursuant to the Merger Agreement. As a result of the transactions contemplated by the Merger Agreement, MCG was merged with and into PFLT Panama, LLC with MCG as the surviving corporation, following which MCG was merged with and into PFLT Funding II, LLC with PFLT Funding II, LLC as the surviving company.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured debt or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized, and we accrete or amortize such amounts as income or expense, as applicable, using the effective interest method as interest income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC 450-30.

Expenses

Our primary operating expenses include the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees on undrawn amounts, under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	federal, state, local and foreign taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•	all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

Generally, during periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2016, our portfolio totaled $598.9 million and consisted of $548.4 million of senior secured debt, $36.6 million of second lien secured debt and $13.9 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 99% variable-rate investments (including 94% with a LIBOR or prime floor) and 1% fixed-rate investments. As of September 30, 2016, we had one company on non-accrual, representing 0.2% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $1.0 million. Our overall portfolio consisted of 98 companies with an average investment size of $6.1 million, had a weighted average yield on debt investments of 7.8%, and was invested 92% in senior secured debt, 6% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

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

For the fiscal year ended September 30, 2016, we invested $364.4 million of investments in 37 new and 25 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the year ended September 30, 2016 totaled $164.2 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.9 million, $2.3 million and $0.7 million, relating to amendment fees on the Credit Facility during the years ended September 30, 2016, 2015 and 2014, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2016, 2015 and 2014, our Credit Facility had a net change in unrealized depreciation (appreciation) of $0.5 million, $0.5 million and $(0.5) million, respectively. As of September 30, 2016 and 2015, the net unrealized depreciation on our Credit Facility totaled $0.5 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for us to maintain our ability to be treated as a RIC for federal income tax purposes, substantially all of this income must be paid out to stockholders in the form of dividends for U.S. federal income tax purposes, even though we have not collected any cash with respect to interest on PIK securities.

Federal Income Taxes

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our net capital gain income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus net capital gain income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be treated as a RIC for federal income tax purposes, to provide us with additional liquidity.

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

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. Accordingly, the Taxable Subsidiaries will pay income taxes at regular corporate income tax rates. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the fiscal years ended September 30, 2016, 2015 and 2014.

Investment Income

Investment income for the fiscal year ended September 30, 2016 was $46.3 million and was attributable to $36.4 million from senior secured debt, $6.1 million from second lien secured debt and $3.8 million from subordinated debt (including $3.3 million from settlement proceeds). The increase in investment income over the prior year was primarily due to the growth of our portfolio.

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

Expenses

Expenses for the fiscal year ended September 30, 2016 totaled $19.0 million. Base management fee for the same period totaled $5.0 million, incentive fee totaled $4.8 million (including $1.1 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $5.8 million (including $0.9 million of Credit Facility amendment expenses) and general and administrative expenses totaled $3.4 million. The increase in expenses over the prior year was primarily due to increases in base management and incentive fees as a result from the growth of our portfolio.

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

Net Investment Income

Net investment income totaled $27.3 million or $1.02 per share, $17.7 million or $1.08 per share and $16.6 million or $1.12 per share, for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Although the net investment income increased, the net investment income per share for fiscal year ended September 30, 2016 decreased compared to the prior year primarily due to the issuance of new shares in connection with our acquisition of MCG in August 2015.

Net Realized Gains or Losses

Sales and repayments of investments for the fiscal years ended September 30, 2016, 2015 and 2014 totaled $164.2 million, $195.0 million and $225.6 million, respectively. Net realized (losses) gains totaled $(1.4) million, $0.4 million and $2.9 million for the same periods, respectively. Although the net investment income increased, the decrease in realized gains for fiscal year ended September 30, 2016 compared to the prior year was driven by changes in market conditions for our investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the fiscal years ended September 30, 2016, 2015 and 2014, we reported unrealized appreciation (depreciation) on investments of $7.0 million, $(6.1) million and $1.6 million, respectively. As of September 30, 2016 and 2015, net unrealized appreciation (depreciation) on investments totaled $1.0 million and $(6.0) million, respectively. The net change in unrealized appreciation (depreciation) on our investments for fiscal year ended September 30, 2016 compared to the prior year was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments sold.

For the fiscal years ended September 30, 2016, 2015 and 2014, our Credit Facility had a change in unrealized depreciation (appreciation) of $0.5 million, $0.5 million and $(0.5) million, respectively. As of September 30, 2016 and 2015, net unrealized depreciation on our Credit Facility totaled $0.5 million and zero, respectively. The change for fiscal year ended September 30, 2016 compared to the prior year was due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $33.5 million or $1.25 per share, $12.5 million or $0.77 per share and $20.5 million or $1.38 per share, for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The increase in the net change in net assets from operations for fiscal year ended September 30, 2016 compared to the prior year reflects the change in portfolio investment valuation during the reporting period.

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

Funding I’s multi-currency Credit Facility with the Lenders was $350 million as of September 30, 2016, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of September 30, 2016 and 2015, Funding I had $232.9 million and $29.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.57% and 2.20%, excluding the undrawn commitment fees of 0.375% and 0.75% as of September 30, 2016 and 2015, respectively. The annualized weighted average cost of debt for the fiscal years ended September 30, 2016, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 3.51%, 2.62% and 2.35%, respectively. As of September 30, 2016 and 2015, we had $117.1 million and $260.4 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2016, we were in compliance with the covenants relating to our Credit Facility.

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

We may raise equity or debt capital through both registered offerings and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the years ended September 30, 2016, 2015 and 2014, we issued zero, 11.8 million and zero shares, respectively. As a result, we raised approximately zero, $164.7 million and zero dollars in gross proceeds from issuances of our equity capital.

On September 30, 2016 and 2015, we had cash equivalents of $28.9 million and $21.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $165.5 million for the year ended September 30, 2016, and our financing activities provided cash of $172.8 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2016, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$232.9	$—	$—	$232.9	$—
Unfunded investments (1)	20.0	—	0.1	13.5	6.4

Total contractual obligations	$252.9	$—	$0.1	$246.4	$6.4

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments and Note 12 of our Consolidated Financial Statements.

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

Distributions

In order to be treated as a RIC for federal income tax purposes and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute to stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may retain such net capital gains or investment company taxable income in the future, subject to maintaining our ability to be treated as a RIC for federal income tax purposes, to provide us with additional liquidity.

During the years ended September 30, 2016, 2015 and 2014, we declared distributions of $1.14, $1.12 and $1.08 per share, respectively, for total distributions of $30.5 million, $18.9 million and $16.1 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC tax status. We cannot assure stockholders that they will receive any distributions at a particular level.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, our debt portfolio consisted of 99% variable-rate investments (including 94% with a LIBOR or prime floor) and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statement of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Up 1%	$209	$0.01
Up 2%	$3,858	$0.14
Up 3%	$7,507	$0.28
Up 4%	$11,156	$0.42

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2016. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2016. This report appears on page 45.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedules of investments as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2016, by correspondence with the custodians and/or portfolio companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Floating Rate Capital Ltd. and its Subsidiaries as of September 30, 2016 and 2015, and the results of their operations, changes in net assets and their cash flows for the three years in the period then ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Floating Rate Capital Ltd. and its Subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated November 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

New York, New York

November 22, 2016

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiaries’ (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PennantPark Floating Rate Capital Ltd. and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by COSO in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries, including the schedules of investments as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated November 22, 2016 expressed an unqualified opinion on those financial statements.

/s/ RSM US LLP

New York, New York

November 22, 2016

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	September 30, 2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$597,910,267 and $394,561,175, respectively)	$598,887,525	$388,535,383
Controlled, affiliated investments (cost—$0 and $2,777,132, respectively)	—	2,776,507

Total of investments (cost—$597,910,267 and $397,338,307, respectively)	598,887,525	391,311,890
Cash and cash equivalents (cost—$28,903,359 and $21,428,514, respectively)	28,910,973	21,428,514
Interest receivable	2,480,406	1,959,404
Prepaid expenses and other assets	1,141,191	1,420,529

Total assets	631,420,095	416,120,337

Liabilities
Distributions payable	2,539,357	2,539,357
Payable for investments purchased	14,935,970	9,367,500
Credit Facility payable (cost—$232,907,500 and $29,600,000, respectively) (See Notes 5 and 11)	232,389,498	29,600,000
Interest payable on Credit Facility	531,926	224,633
Management fee payable (See Note 3)	1,458,625	956,115
Performance-based incentive fee payable (See Note 3)	3,454,914	2,936
Accrued other expenses	202,977	539,347

Total liabilities	255,513,267	43,229,888

Commitments and contingencies (See Note 12)
Net Assets
Common stock, 26,730,074 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	26,730	26,730
Paid-in capital in excess of par value	371,194,366	371,502,801
Undistributed net investment income	4,559,646	6,991,473
Accumulated net realized (loss) gain on investments	(1,376,788)	395,862
Net unrealized appreciation (depreciation) on investments	984,872	(6,026,417)
Net unrealized depreciation on Credit Facility	518,002	—

Total net assets	$375,906,828	$372,890,449

Total liabilities and net assets	$631,420,095	$416,120,337

Net asset value per share	$14.06	$13.95

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2016	2015	2014
Investment income:
From non-controlled, non-affiliated investments:
Interest	$40,561,694	$29,203,963	$29,256,441
Other income	2,334,330	1,151,336	1,100,391
Settlement proceeds	3,299,764	—	—
From controlled, affiliated investments:
Interest	105,502	—	—

Total investment income	46,301,290	30,355,299	30,356,832

Expenses:
Base management fee (See Note 3)	5,015,077	3,572,614	3,702,826
Performance-based incentive fee (See Note 3)	4,791,574	1,114,972	3,464,344
Interest and expenses on the Credit Facility (See Note 11)	4,923,219	3,251,761	3,471,347
Administrative services expenses (See Note 3)	1,148,281	837,708	879,000
Other general and administrative expenses	2,179,257	1,176,769	1,011,285

Expenses before provision for taxes and amendment costs	18,057,408	9,953,824	12,528,802
Provision for taxes	—	440,000	479,425
Credit Facility amendment costs (See Notes 5 and 11)	907,722	2,301,478	712,930

Total expenses	18,965,130	12,695,302	13,721,157

Net investment income	27,336,160	17,659,997	16,635,675

Realized and unrealized (loss) gain on investments and Credit Facility:
Net realized (loss) gain on non-controlled, non-affiliated investments	(1,376,788)	395,862	2,873,525
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	7,011,289	(6,100,614)	1,553,771
Credit Facility depreciation (appreciation) (See Note 5)	518,002	549,000	(549,000)

Net change in unrealized appreciation (depreciation) on investments and Credit Facility	7,529,291	(5,551,614)	1,004,771

Net realized and unrealized gain (loss) from investments and Credit Facility	6,152,503	(5,155,752)	3,878,296

Net increase in net assets resulting from operations	$33,488,663	$12,504,245	$20,513,971

Net increase in net assets resulting from operations per common share	$1.25	$0.77	$1.38

Net investment income per common share	$1.02	$1.08	$1.12

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2016	2015	2014
Net increase in net assets from operations:
Net investment income	$27,336,160	$17,659,997	$16,635,675
Net realized (loss) gain on investments	(1,376,788)	395,862	2,873,525
Net change in unrealized appreciation (depreciation) on investments	7,011,289	(6,100,614)	1,553,771
Net change in unrealized depreciation (appreciation) on Credit Facility	518,002	549,000	(549,000)

Net increase in net assets resulting from operations	33,488,663	12,504,245	20,513,971

Distributions to stockholders:
Distribution of net investment income	(30,076,422)	(15,976,507)	(12,477,719)
Distribution of realized gains	(395,862)	(2,882,909)	(3,574,936)

Total distributions to stockholders	(30,472,284)	(18,859,416)	(16,052,655)

Capital transactions:
Acquisition of MCG assets (See Note 13)	—	164,717,910	—

Net increase in net assets resulting from capital transactions	—	164,717,910	—

Net increase in net assets	3,016,379	158,362,739	4,461,316
Net assets:
Beginning of year	372,890,449	214,527,710	210,066,394

End of year	$375,906,828	$372,890,449	$214,527,710

Undistributed net investment income, end of year	$4,559,646	$6,991,473	$4,878,091

Capital share activity:
Shares issued	—	11,832,018	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,488,663	$12,504,245	$20,513,971
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(7,011,289)	6,100,614	(1,553,771)
Net change in unrealized (depreciation) appreciation on Credit Facility	(518,002)	(549,000)	549,000
Net realized loss (gain) on investments	1,376,788	(395,862)	(2,873,525)
Net accretion of discount and amortization of premium	(1,679,006)	(1,240,781)	(1,253,776)
Purchases of investments	(364,442,810)	(224,170,119)	(248,124,673)
Payment-in-kind interest	(108,066)	(655,580)	(662,226)
Proceeds from dispositions of investments	164,178,802	195,049,580	225,614,700
(Increase) decrease in interest receivable	(521,002)	(185,534)	366,932
Decrease (increase) in receivable for investments sold	—	9,001,938	(5,342,753)
Decrease (increase) in prepaid expenses and other assets	279,338	(315,139)	63,378
Increase (decrease) in payable for investments purchased	5,568,470	6,205,500	(10,859,588)
Increase (decrease) in interest payable on Credit Facility	307,293	(60,273)	94,972
Increase in management fee payable	502,510	41,137	183,343
Increase (decrease) in performance-based incentive fee payable	3,451,978	(2,177,668)	1,016,514
(Decrease) increase in accrued other expenses	(336,370)	(1,358,635)	18,480

Net cash used in operating activities	(165,462,703)	(2,205,577)	(22,249,022)

Cash flows from financing activities:
Acquisition of MCG assets (See Note 13)	—	144,981,158	—
Distributions paid to stockholders	(30,472,284)	(17,660,884)	(16,015,410)
Borrowings under Credit Facility (See Notes 5 and 11)	260,707,500	130,700,000	148,200,000
Repayments under Credit Facility (See Notes 5 and 11)	(57,400,000)	(247,500,000)	(101,400,000)

Net cash provided by financing activities	172,835,216	10,520,274	30,784,590

Net increase in cash equivalents	7,372,513	8,314,697	8,535,568
Effect of exchange rate changes on cash	109,946	—	—
Cash and cash equivalents, beginning of year	21,428,514	13,113,817	4,578,249

Cash and cash equivalents, end of year	$28,910,973	$21,428,514	$13,113,817

Supplemental disclosure of cash flow information:
Interest paid	$4,615,926	$3,313,701	$3,341,375

Taxes paid	$308,795	$430,242	$254,753

Non-cash exchanges and conversions	$4,843,385	$670,283	$6,902,784

Investments acquired from MCG in exchange for shares issued (See Note 13)	$—	$20,277,132	$—

Acquisition of other assets from MCG (See Note 13)	$—	$549,031	$—

Acquisition of other liabilities from MCG (See Note 13)	$—	$1,089,411	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—159.3% (3), (4)
First Lien Secured Debt—145.9%
Advanced Cable Communications, LLC	08/09/2021	Telecommunications	6.75%	L+575	12,500,000	$12,255,990	$12,250,000
Advanced Cable Communications, LLC (10)	08/09/2021	Telecommunications	—	—	4,000,000	—	(80,000)
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%	L+575	12,064,454	12,037,105	12,064,454
Alvogen Pharma US, Inc. (6), (11)	04/04/2022	Healthcare and Pharmaceuticals	6.00%	L+500	3,943,925	3,925,777	3,946,410
American Bath Group, LLC	10/02/2023	Consumer Goods: Durable	6.75%	L+575	3,000,000	2,970,000	2,992,500
American Scaffold	03/31/2022	Aerospace and Defense	7.50%	L+650	4,937,500	4,866,801	4,888,125
AMF Bowling Centers, Inc.	09/19/2023	Retail	6.00%	L+500	15,000,000	14,850,608	14,931,300
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%	L+825	6,534,878	6,462,308	6,220,419
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.50%	L+650	9,975,000	9,787,810	9,825,375
Azure Midstream Energy LLC	11/15/2018	Energy: Oil and Gas	7.50%	L+650	5,125,684	5,042,414	4,228,689
Blue Bird Body Company	06/29/2020	Automotive	6.50%	L+550	3,498,670	3,462,806	3,498,670
Broder Bros., Co., Tranche A	06/03/2021	Consumer Goods: Non-Durable	7.00%	L+575	2,440,000	2,397,229	2,422,820
Broder Bros., Co., Tranche B	06/03/2021	Consumer Goods: Non-Durable	13.50%	L+1,225	2,460,000	2,415,653	2,442,679
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.75%	L+475	2,468,750	2,448,157	2,370,000
CareCentrix, Inc.	07/08/2021	Healthcare and Pharmaceuticals	6.00%	L+500	4,950,000	4,847,215	4,863,375
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700	4,962,500	4,930,912	4,850,844
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	7.00%	L+600	12,500,000	12,179,928	12,343,750
Charming Charlie LLC	12/24/2019	Retail	9.00%	L+800	4,098,750	4,061,551	3,750,357
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.50%	L+625	4,828,571	4,801,254	4,732,000
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%	L+975	6,272,600	6,163,749	6,272,600
Corfin Industries LLC (Revolver) (10)	11/25/2020	Aerospace and Defense	—	—	518,033	—	—
CRGT Inc.	12/21/2020	High Tech Industries	7.50%	L+650	10,531,671	10,451,145	10,505,342
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%	L+550	1,970,000	1,953,997	1,970,000
DBI Holding LLC	08/02/2021	Business Services	6.25%	L+525	10,000,000	9,900,163	9,900,000
DCS Business Services, Inc.	03/19/2018	Business Services	8.75%	L+725	2,237,139	2,225,615	2,237,139
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%	L+450	4,925,000	4,889,096	4,875,750
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	5.75%	L+475	4,687,500	4,659,016	4,687,500
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.75%	L+475	8,550,000	8,513,835	8,507,250
Driven Performance Brands, Inc. (Revolver) (8), (10)	09/10/2020	Consumer Goods: Durable	—	—	1,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.00%	L+700	8,641,304	8,599,431	8,598,098
Education Networks of America, Inc. (Revolver)	05/06/2021	Telecommunications	8.00%	L+700	434,783	434,783	434,783
Education Networks of America, Inc. (Revolver) (10)	05/06/2021	Telecommunications	—	—	869,565	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%	L+675	10,972,500	10,864,398	10,972,500
Emerging Markets Communications, LLC	07/01/2021	Telecommunications	6.75%	L+575	4,937,500	4,875,844	4,702,969
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%	L+400	4,925,000	4,884,041	4,798,821
GlobalLogic Holdings, Inc.	05/31/2019	High Tech Industries	6.25%	L+525	3,890,000	3,867,640	3,880,275
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%	L+500	6,807,500	6,765,938	6,620,294
GTCR Valor Companies, Inc.	06/16/2023	Media: Broadcasting and Subscription	7.00%	L+600	7,481,250	7,191,975	7,116,539
Harbortouch Payments, LLC	05/31/2022	Banking, Finance, Insurance and Real Estate	7.00%	L+600	6,956,250	6,889,369	7,025,812
Highline Aftermarket Acquisition, LLC (f/k/a DYK Prime Acquisition, LLC)	04/01/2022	Wholesale	5.75%	L+475	7,312,500	7,244,146	7,275,937
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%	L+800	1,165,886	1,153,016	1,142,569
Hostway Corporation	12/13/2019	High Tech Industries	6.00%	L+475	2,624,730	2,610,592	2,183,890
Hunter Defense Technologies, Inc. (8)	08/05/2019	Aerospace and Defense	7.00%	L+600	6,256,250	6,218,559	5,505,500
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%	L+625	6,225,820	6,133,990	6,225,820
Idera, Inc.	04/09/2021	High Tech Industries	6.50%	L+550	7,942,494	7,293,179	7,684,363
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%	L+600	8,676,097	8,614,521	8,242,292
Imagine! Print Solutions, LLC	03/30/2022	Media: Advertising, Printing and Publishing	7.00%	L+600	5,974,987	5,914,562	6,027,269
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%	L+450	5,277,938	5,235,239	5,277,938
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%	L+1,100	4,500,000	4,460,571	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%	L+800	6,662,719	6,609,864	6,662,719
Inventus Power, Inc. (f/k/a ICC-Nexergy, Inc.)	04/30/2020	Consumer Goods: Durable	6.50%	L+550	4,882,266	4,846,935	4,686,976
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.00%	L+700	4,900,000	4,820,995	4,753,000
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.00%	L+900	4,002,471	3,932,760	3,925,841
Kendra Scott, LLC	07/17/2020	Retail	7.00%	L+600	2,850,000	2,827,307	2,821,500
KHC Holdings, Inc.	10/31/2022	Wholesale	7.00%	L+600	12,406,250	12,210,683	12,344,219
KHC Holdings, Inc. (Revolver) (8), (10)	10/30/2020	Wholesale	—	—	1,209,677	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	10.50%	L+950	10,174,500	9,984,965	9,971,010
Lanyon Solutions, Inc.	11/13/2020	High Tech Industries	5.50%	L+450	1,945,020	1,940,066	1,930,432
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%	L+525	5,407,864	5,371,524	5,272,668
Lindblad Expeditions, Inc. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%	L+450	2,186,607	2,177,539	2,186,607
Lindblad Maritime Enterprises, Ltd. (6), (11)	05/10/2021	Hotel, Gaming and Leisure	5.50%	L+450	282,143	280,973	282,143
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	7.75%	L+675	5,985,000	5,901,046	6,014,925
Lombart Brothers, Inc. (Revolver) (8)	04/13/2022	Capital Equipment	7.75%	L+675	176,991	176,991	176,991

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Lombart Brothers, Inc. (Revolver) (8), (10)	04/13/2022	Capital Equipment	—		—		1,061,947	$—	$—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.25%		L+525		5,000,000	4,951,874	4,950,000
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900		9,542,392	9,417,467	9,542,392
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%		L+425		5,431,250	4,973,326	5,254,734
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	6.25%		L+525		1,362,530	1,342,162	1,342,092
Marketplace Events LLC (12)	01/27/2021	Media: Diversified and Production	6.25%		P+275		17,244,188	12,065,652	13,078,215
Marketplace Events LLC (Revolver) (8)	01/27/2021	Media: Diversified and Production	6.25%		P+275		1,090,024	1,090,024	1,090,024
Marketplace Events LLC (Revolver) (8), (10)	01/27/2021	Media: Diversified and Production	—		—		613,139	—	—
Mission Critical Electronics, Inc. (8)	09/28/2022	Capital Equipment	6.00%		L+500		4,116,608	4,075,499	4,075,442
Mission Critical Electronics, Inc. (Revolver) (8), (10)	09/28/2021	Capital Equipment	—		—		883,392	—	—
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		8,817,647	8,767,669	8,288,588
Pathway Partners Vet Management Company LLC (8)	08/19/2022	Healthcare and Pharmaceuticals	6.00%		L+500		6,268,657	6,205,970	6,205,970
Pathway Partners Vet Management Company LLC (8), (10)	08/19/2022	Healthcare and Pharmaceuticals	—		—		3,731,343	—	—
Polycom, Inc.	09/27/2023	Telecommunications	7.50%		L+650		6,000,000	5,760,000	5,775,000
Precyse Acquisition Corp.	10/20/2022	Healthcare and Pharmaceuticals	6.50%		L+550		3,990,000	3,932,956	4,014,938
Premier Dental Services, Inc.	11/01/2018	Consumer Services	7.50%		L+650		7,528,230	7,473,587	7,490,588
Profile Products LLC	05/20/2021	Environmental Industries	5.75%		L+475		7,281,762	7,222,561	7,281,762
Profile Products LLC (Revolver) (8), (10)	05/20/2020	Environmental Industries	—		—		2,459,016	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	5.75%		L+475		10,000,000	9,852,456	9,900,000
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450		6,895,000	6,867,800	6,688,150
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	8.50%		L+700		4,252,830	4,233,671	4,258,699
Ryan, LLC	08/07/2020	Business Services	6.75%		L+575		4,218,750	4,166,413	4,163,400
Sensus USA, Inc.	04/05/2023	Utilities: Water	6.50%		L+550		9,975,000	9,692,511	9,999,938
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.00%		L+500		4,968,748	4,896,623	4,919,060
Snak Club, LLC (Revolver) (10)	07/19/2021	Beverage, Food and Tobacco	—		—		500,000	—	—
Software Paradigms International Group, LLC	05/21/2021	High Tech Industries	6.50%		L+550		9,875,000	9,781,596	9,825,625
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		5,668,843	5,614,696	5,640,499
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.25%		L+625		7,312,500	7,200,786	7,312,500
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		7,446,562	7,395,200	7,409,329
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,850,000	5,834,217	5,733,000
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,822,723	4,786,985	4,071,198
The Original Cakerie, Co. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.50%		L+550		3,092,295	3,062,366	3,061,372
The Original Cakerie Ltd. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.00%		L+500		5,986,002	5,928,120	5,926,142
The Original Cakerie Ltd. (Revolver) (6), (8), (10), (11)	07/20/2021	Consumer Goods: Non-Durable	—		—		1,418,484	—	(7,092)
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		1,970,000	1,825,559	1,576,000
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	11.27%		L+1,075	(9)	10,306,936	10,124,477	10,306,936
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50 (PIK 1.00	% %)	L+850		256,971	256,971	256,971
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750		599,702	562,432	590,706
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	—	—
Universal Fiber Systems, LLC	10/04/2021	Chemicals, Plastics and Rubber	6.50%		L+550		4,962,500	4,919,423	4,937,688
U.S. Anesthesia Partners, Inc.	12/31/2019	Healthcare and Pharmaceuticals	6.00%		L+500		9,900,000	9,818,407	9,850,500
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900		3,089,844	3,089,844	3,089,844
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550		4,792,831	4,752,002	4,792,831
Winchester Electronics Corporation	06/30/2022	Capital Equipment	7.50%		L+650		7,773,579	7,703,094	7,668,171
Winchester Electronics Corporation (10)	06/30/2022	Capital Equipment	—		—		708,333	—	(9,605)
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		7,316,440	7,259,010	7,316,440

Total First Lien Secured Debt								549,736,982	548,410,095

Second Lien Secured Debt—9.7%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700		1,000,000	942,276	879,170
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	—	(7)	—		1,000,000	1,000,000	700,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.34%		L+1,050	(9)	2,000,000	1,971,030	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000		11,000,000	10,511,818	9,900,000
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.50%		L+1,050		3,775,000	3,703,724	3,775,000
Novitex Acquisition, LLC	07/07/2021	Business Services	12.25%		L+1,100		11,000,000	10,914,618	11,000,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775		4,872,042	4,826,926	4,853,772
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	12.50%		—		2,812,500	2,756,732	1,631,250
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		1,837,500	1,777,304	1,837,500

Total Second Lien Secured Debt								38,404,428	36,596,692

Subordinated Debt/Corporate Notes—0.8% (8)
Affinion International Holdings Limited (5), (6), (11)	07/30/2018	Consumer Goods: Durable	7.50 (PIK 4.00	% %)	—		1,135,273	1,030,320	1,035,937
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.00 (PIK 1.75	% %)	—		2,069,078	2,050,767	1,975,969
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—		146,996	146,996	148,466

Total Subordinated Debt/Corporate Notes								3,228,083	3,160,372

Preferred Equity—0.4% (7), (8)
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—		1,047,317	670,283	1,319,308

Common Equity/Warrants—2.5% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—		—		99,029	3,514,572	3,700,216

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	$1,186,649	$20,096
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	3,000	300,000	621,550
Corfin InvestCo, L.P. (10)	—	Aerospace and Defense	—	—	3,000	—	—
e.l.f. Beauty, Inc. (f/k/a J.A. Cosmetics US, Inc.)	—	Consumer Goods: Durable	—	—	110,399	295,670	2,957,767
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—	—	1,141	58,044	94,560
Patriot National, Inc.	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	106,922
TPC Broadband Investors, LP (Advanced Cable Communications, LLC)	—	Telecommunications	—	—	430,666	430,666	430,666
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (10)	—	Telecommunications	—	—	569,334	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	149,617	—	892,276
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—	—	15,179	56,895	577,005

Total Common Equity/Warrants						5,870,491	9,401,058

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						597,910,267	598,887,525

Cash and Cash Equivalents—7.7%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares						28,212,041	28,212,041
BNY Mellon Cash Reserve and Cash						691,318	698,932

Total Cash and Cash Equivalents						28,903,359	28,910,973

Total Investments and Cash Equivalents—167.0%						$626,813,626	$627,798,498

Liabilities in Excess of Other Assets—(67.0)%							(251,891,670)
Net Assets—100.0%							$375,906,828

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities, or a portion thereof, are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)	Par amount is denominated in Canadian Dollars.

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

SEPTEMBER 30, 2016

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

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $350 million as of September 30, 2016 at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 11.

We have formed and expect to continue to form certain Taxable Subsidiaries which are taxed as corporations for federal income tax purposes. Accordingly, the Taxable Subsidiaries will pay income taxes at regular corporate income tax rates. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

In August 2015, we completed the acquisition of MCG pursuant to the Agreement and Plan of Merger by and among MCG, our Investment Adviser and the Company. As a result of the transactions completed by the Merger Agreement, MCG was ultimately merged with and into PFLT Funding II, LLC with PFLT Funding II, LLC as the surviving company. See Note 13.

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

SEPTEMBER 30, 2016

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC 450-30.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material level of federal income taxes. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in an excise tax. For the fiscal years ended September 30, 2016, 2015 and 2014, we had accrued an excise tax of zero, $0.4 million and $0.5 million, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax benefits of positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense. We did not have any material uncertain tax positions or any unrecognized tax benefits that met the recognition or measurement criteria of ASC 740-10-25 as of the periods presented herein.

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

SEPTEMBER 30, 2016

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Advisers, in February 2016. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the fiscal years ended September 30, 2016, 2015 and 2014, the Investment Adviser earned a base management fee of $5.0 million, $3.6 million and $3.7 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser earned $3.7 million, $2.2 million and $2.6 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2016, 2015 and 2014 the Investment Adviser accrued an incentive fee on capital gains of approximately zero, $(0.4) million and $0.8 million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2016, 2015 and 2014 was $1.1 million, $(0.7) million and $0.1 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2016

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2016. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser was reimbursed approximately $0.8 million, $0.5 million and $0.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK, for the years ended September 30, 2016, 2015 and 2014 totaled $364.6 million, $224.8 million and $248.8 million, respectively. Sales and repayments of investments for the same periods totaled $164.2 million, $195.0 million and $225.6 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2016		September 30, 2015
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$549,736,982	$548,410,095	$338,567,205	$334,957,341
Second lien	38,404,428	36,596,692	47,630,500	47,902,800
Subordinated debt / corporate notes	3,228,083	3,160,372	8,634,195	5,602,244
Preferred equity / common equity / warrants	6,540,774	10,720,366	2,506,407	2,849,505

Total investments	597,910,267	598,887,525	397,338,307	391,311,890

Cash and cash equivalents	28,903,359	28,910,973	21,428,514	21,428,514

Total investments, cash and cash equivalents	$626,813,626	$627,798,498	$418,766,821	$412,740,404

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries:

	As of September 30,
Industry Classification	2016	2015
Healthcare and Pharmaceuticals	10%	12%
High Tech Industries	10	13
Business Services	8	10
Consumer Goods: Durable	7	8
Hotel, Gaming and Leisure	6	5
Telecommunications	6	2
Aerospace and Defense	5	3
Capital Equipment	5	—
Media: Diversified and Production	5	1
Retail	5	8
Wholesale	5	3
Consumer Goods: Non-Durable	4	4
Media: Advertising, Printing and Publishing	4	4
Chemicals, Plastics and Rubber	3	4
Construction and Building	3	6
Banking, Finance, Insurance and Real Estate	2	2
Beverage, Food and Tobacco	2	—
Consumer Services	2	6
Media: Broadcasting and Subscription	2	2
Automotive	1	3
All Other	5	4

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2016

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in one reclassification from Level 2 to 1 and one reclassification from Level 3 to Level 2 during the year ended September 30, 2016. During the year ended September 30, 2015, there were two reclassifications from Level 2 to 3 and one reclassification from Level 3 to 2.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2 and 2(e).

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2016

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$273,399,858	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	314,767,301	Market Comparable	Market Yield	5.3% – 16.5% (8.9%)
Equity investments	7,655,677	Enterprise Market Value	EBITDA multiple	4.3x – 9.0x (7.2x)

Total Level 3 investments	$595,822,836

Long-Term Credit Facility	$232,389,498	Market Comparable	Market Yield	3.4%

Asset Category	Fair Value as of September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$259,566,475	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	128,895,910	Market Comparable	Market Yield	5.5% – 34.7% (10.6%)
Equity investments	313,941	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	2,344,955	Enterprise Market Value	EBITDA multiple	6.0x – 10.5x (7.6x)

Total Level 3 investments	$391,121,281

Long-Term Credit Facility	$29,600,000	Market Comparable	Market Yield	2.9%

Our investments, cash and cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$548,410,095	$—	$—	$548,410,095
Debt investments (Second lien)	36,596,692	—	—	36,596,692
Debt investments (Subordinated debt / corporate notes)	3,160,372	—	—	3,160,372
Equity investments	10,720,366	106,922	2,957,767	7,655,677

Total investments	598,887,525	106,922	2,957,767	595,822,836

Cash and cash equivalents	28,910,973	28,910,973	—	—

Total investments, cash and cash equivalents	$627,798,498	$29,017,895	$2,957,767	$595,822,836

Long-Term Credit Facility	$232,389,498	$—	$—	$232,389,498

	Fair Value at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments (First lien)	$334,957,341	$—	$—	$334,957,341
Debt investments (Second lien)	47,902,800	—	—	47,902,800
Debt investments (Subordinated debt / corporate notes)	5,602,244	—	—	5,602,244
Equity investments	2,849,505	—	190,609	2,658,896

Total investments	391,311,890	—	190,609	391,121,281

Cash equivalents	21,428,514	21,428,514	—	—

Total investments, cash and cash equivalents	$412,740,404	$21,428,514	$190,609	$391,121,281

Long-Term Credit Facility	$29,600,000	$—	$—	$29,600,000

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2016

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2016
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$334,957,341	$56,163,940	$391,121,281
Net realized gains (losses)	744,464	(2,223,584)	(1,479,120)
Net unrealized appreciation	2,282,976	4,804,379	7,087,355
Purchases, PIK, net discount accretion and non-cash exchanges	357,140,895	9,088,987	366,229,882
Sales, repayments and non-cash exchanges	(146,715,581)	(17,463,214)	(164,178,795)
Transfers in and/or out of Level 3	—	(2,957,767)	(2,957,767)

Ending Balance	$548,410,095	$47,412,741	$595,822,836

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$2,617,111	$(693,738)	$1,923,373

	Year Ended September 30, 2015
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$302,565,355	$40,707,230	$343,272,585
Net realized (losses) gains	(175,862)	667,008	491,146
Net unrealized depreciation	(3,286,024)	(2,397,090)	(5,683,114)
Purchases, PIK, net discount accretion and non-cash exchanges (1)	215,410,313	27,790,325	243,200,638
Sales, repayments and non-cash exchanges	(179,556,441)	(15,493,137)	(195,049,578)
Transfers in and/or out of Level 3	—	4,889,604	4,889,604

Ending Balance	$334,957,341	$56,163,940	$391,121,281

Net change in unrealized depreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,449,989)	$(2,257,945)	$(5,707,934)

(1)	Includes assets acquired from MCG.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2016

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Years Ended September 30,
Long-Term Credit Facility	2016	2015
Beginning Balance (cost – $29,600,000 and $146,400,000, respectively)	$29,600,000	$146,949,000
Total unrealized depreciation included in earnings	(518,002)	(549,000)
Borrowings	260,707,500	130,700,000
Repayments	(57,400,000)	(247,500,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $232,907,500 and $29,600,000, respectively)	$232,389,498	$29,600,000

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translating on outstanding borrowings is listed below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollars	C$	17,500,000	$12,407,501	$13,338,920	October 3, 2016	$931,419

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.9 million, $2.3 million and $0.7 million relating to amendment fees on the Credit Facility during the years ended September 30, 2016, 2015 and 2014, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2016 and 2015, our Credit Facility had a net change in unrealized depreciation of $0.5 million and $0.5 million, respectively. As of September 30, 2016 and 2015, the net unrealized depreciation on our Credit Facility totaled $0.5 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended September 30, 2016 were as follows:

Name of Investment	Fair Value at September 30, 2015	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at September 30, 2016	Net Realized Gains (Losses)
Controlled Affiliates
GMC Television Broadcasting Holdings, LLC	$2,776,507	$—	$(2,777,132)	$105,502	$—	$—

Total Controlled Affiliates	$2,776,507	$—	$(2,777,132)	$105,502	$—	$—

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2016	2015	2014
Numerator for net increase in net assets resulting from operations	$33,488,663	$12,504,245	$20,513,971
Denominator for basic and diluted weighted average shares	26,730,074	16,291,965	14,898,056
Basic and diluted net increase in net assets per share resulting from operations	$1.25	$0.77	$1.38

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

8. TAXES AND DISTRIBUTIONS

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized gain or paid-in-capital, as appropriate. Distributions from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICs under the Code.

As of September 30, 2016 and 2015, the cost of investments for federal income tax purposes was $600.1 million and $399.6 million, respectively, resulting in a gross unrealized appreciation of $10.6 million and $3.3 million, respectively, and depreciation of $11.8 million and $11.6 million, respectively.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2016	2015	2014
Decrease in paid-in capital	$(308,435)	$(429,892)	$(254,753)
Increase in accumulated net realized gain	—	—	9,384
Increase in undistributed net investment income	308,435	429,892	245,369

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2016	2015	2014
Net increase in net assets resulting from operations	$33,488,663	$12,504,245	$20,513,971
Net realized loss on investments	1,376,788	—	—
Net change in unrealized (appreciation) depreciation on investments and Credit Facility	(7,529,291)	5,551,614	(1,004,771)
Other book-to-tax differences	642,719	5,788	266,378
Other non-deductible expenses	—	440,000	479,425

Taxable income before dividends paid deduction	$27,978,879	$18,501,647	$20,255,003

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows:

	As of September 30,
	2016	2015	2014
Undistributed ordinary income – tax basis	$10,097,684	$12,591,089	$10,097,482
(Realized loss carried forward)/Undistributed long-term capital gain (1)	(1,121,514)	—	1,652,842
Distributions payable and other book to tax differences	(5,793,312)	(5,203,754)	(3,989,324)
Net unrealized appreciation (depreciation) of investments and Credit Facility	1,502,874	(6,026,417)	(474,803)

Total accumulated surplus – book basis	$4,685,732	$1,360,918	$7,286,197

(1)	As of September 30, 2016, the capital loss carried forward was $1.1 million. This loss can be carried forward indefinitely to be an offset against future capital gains.

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2016	2015	2014
Ordinary income (including short-term gains)	$30,472,284	$17,206,311	$13,473,860
Long-term capital gain	—	1,653,105	2,578,795

Total distributions	$30,472,284	$18,859,416	$16,052,655

Total distributions per share based on weighted average shares	$1.14	$1.16	$1.08

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2016

9. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2016 and 2015, cash equivalents consisted of money market funds in the amounts of $28.9 million and $21.4 million at fair value, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2016	2015	2014	2013 (6)	2012 (6)
Per Share Data:
Net asset value, beginning of period	$13.95	$14.40	$14.10	$13.98	$13.44
Net investment income (1)	1.02	1.08	1.12	1.10	0.92
Net change in realized and unrealized gain (loss) (1)	0.23	(0.31)	0.26	0.15	0.83

Net increase in net assets resulting from operations (1)	1.25	0.77	1.38	1.25	1.75
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.13)	(0.98)	(0.84)	(0.95)	(0.86)
Distribution of realized gains	(0.01)	(0.18)	(0.24)	(0.10)	(0.05)

Total distributions to stockholders	(1.14)	(1.16)	(1.08)	(1.05)	(0.91)
Effect of acquisition of MCG and offering costs (1)	—	(0.06)	—	(0.08)	(0.30)

Net asset value, end of period	$14.06	$13.95	$14.40	$14.10	$13.98

Per share market value, end of period	$13.23	$11.94	$13.78	$13.78	$12.67

Total return (3)	21.77%	(6.01)%	8.05%	17.17%	29.43%
Shares outstanding at end of period	26,730,074	26,730,074	14,898,056	14,898,056	6,850,667

Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.56%	3.01%	4.45%	4.43%	4.20%
Ratio of Credit Facility related expenses to average net assets	1.58%	2.34%	1.95%	1.66%	1.89%

Ratio of total expenses to average net assets	5.14%	5.35%	6.40%	6.09%	6.09%
Ratio of net investment income to average net assets	7.42%	7.43%	7.77%	7.68%	6.64%
Net assets at end of period	$375,906,828	$372,890,449	$214,527,710	$210,066,394	$95,743,877

Weighted average debt outstanding	$140,218,095	$123,924,384	$147,599,452	$71,678,836	$46,133,607

Weighted average debt per share (1)	$5.25	$7.61	$9.91	$7.48	$6.73
Asset coverage per unit (5)	$2,618	$13,598	$2,460	$3,109	$2,275
Portfolio turnover ratio	32.16%	51.02%	62.74%	81.89%	50.68%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs.
(5)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.
(6)	Audited by predecessor auditors.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2016

11. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with the Lenders was $350 million as of September 30, 2016, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of September 30, 2016 and 2015, Funding I had $232.9 million and $29.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.57% and 2.20%, excluding the undrawn commitment fees of 0.375% and 0.75%, as of September 30, 2016 and 2015, respectively. The annualized weighted average cost of debt for the years ended September 30, 2016, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 3.51%, 2.62% and 2.35%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2016, we were in compliance with the covenants relating to our Credit Facility.

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

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2016 and 2015, we had $20.0 million and $4.8 million, respectively, in commitments to fund investments.

13. ACQUISITION OF MCG CAPITAL CORPORTION

We entered into the Merger Agreement with MCG on April 28, 2015 to improve our scale to be more important to borrowers, to increase our market capitalization, to reduce our expense ratio and to increase diversification.

In August 2015, we completed the acquisition of MCG whereby we acquired 100% of the net assets of MCG, approximately $166.9 million consisting of primarily cash. In accordance with the terms of the Merger Agreement, each outstanding share of MCG common stock (including shares of restricted stock) was converted into the right to receive (i) 0.32044 shares of our common stock (with MCG stockholders receiving cash in lieu of fractional shares of our common stock), and (ii) $0.30595 per share in cash. Pursuant to the Merger Agreement, we issued an aggregate of approximately 11.8 million shares of our common stock to former MCG stockholders, and our Investment Adviser made an aggregate cash payment of approximately $11.3 million to former MCG stockholders. The cash payment of approximately $11.3 million by our Investment Adviser is not subject to any reimbursement arrangement and is therefore not reflected in our consolidated financial statements. We incurred transaction costs of $2.3 million, of which $2.2 million relating to our share issuance were charged to paid in capital and $0.1 million was expensed.

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

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2016
	Q4	Q3	Q2	Q1
Total investment income	$15,396	$10,803	$11,346	$8,756
Net investment income	$8,155	$6,830	$7,265	$5,086
Net realized and unrealized gain (loss)	$7,732	$6,589	$(4,829)	$(3,339)
Net increase in net assets resulting from operations	$15,887	$13,419	$2,436	$1,747
Net increase in net assets resulting from operations per common share *	$0.59	$0.50	$0.09	$0.07
Net asset value per share at the end of the quarter	$14.06	$13.75	$13.54	$13.73
Market value per share at the end of the quarter	$13.23	$12.40	$11.70	$11.25

	2015
	Q4	Q3	Q2	Q1
Total investment income	$7,791	$7,104	$7,983	$7,477
Net investment income	$3,639	$4,097	$4,456	$5,468
Net realized and unrealized (loss) gain	$(2,424)	$630	$1,668	$(5,030)
Net increase in net assets resulting from operations	$1,215	$4,727	$6,124	$438
Net increase in net assets resulting from operations per common share *	$0.06	$0.32	$0.41	$0.03
Net asset value per share at the end of the quarter	$13.95	$14.33	$14.30	$14.16
Market value per share at the end of the quarter	$11.94	$13.88	$14.03	$13.73

	2014
	Q4	Q3	Q2	Q1
Total investment income	$8,221	$7,669	$7,623	$6,844
Net investment income	$5,320	$4,363	$3,725	$3,228
Net realized and unrealized (loss) gain	$(3,043)	$579	$3,513	$2,829
Net increase in net assets resulting from operations	$2,278	$4,942	$7,237	$6,057
Net increase in net assets resulting from operations per common share *	$0.15	$0.33	$0.49	$0.41
Net asset value per share at the end of the quarter	$14.40	$14.52	$14.46	$14.24
Market value per share at the end of the quarter	$13.78	$14.29	$13.82	$13.73

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 43 of this Report, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements — Refer to Item 8 starting on page 42.

(2)	Financial Statement Schedules — None.

(3)	Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1	First Amendment to Third Amended and Restated Revolving Credit and Security Agreement, dated as of August 26, 2015, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as backup collateral manager, and as custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 12, 2015).

10.2	Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on June 29, 2011).

10.3	Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 99(k)(2) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.5	Second Amended and Restated Investment Advisory Agreement, dated as of February 2, 2016, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on February 4, 2016).

10.6*	Indemnification Agreement, dated as of November 15, 2016, between PennantPark Floating Rate Capital Ltd. and each of the directors and officers listed on Schedule A attached thereto.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed November 17, 2011).

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 22, 2016

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 22, 2016

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 22, 2016

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 22, 2016

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 22, 2016

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 22, 2016