Form 10-Q
period 2016-12-31
PennantPark Floating Rate Capital Ltd.
filed 2017-02-09
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 9, 2017 was 26,730,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016 (unaudited)	September 30, 2016
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$653,340,297 and $597,910,267, respectively)	$656,868,887	$598,887,525
Cash and cash equivalents (cost—$24,201,258 and $28,903,359, respectively)	24,203,565	28,910,973
Interest receivable	3,088,719	2,480,406
Receivable for investments sold	11,357,601	—
Prepaid expenses and other assets	1,088,475	1,141,191

Total assets	696,607,247	631,420,095

Liabilities
Distributions payable	2,539,357	2,539,357
Payable for investments purchased	11,827,362	14,935,970
Credit Facility payable (cost—$299,309,500 and $232,907,500, respectively) (See Notes 5 and 9)	299,859,712	232,389,498
Interest payable on Credit Facility	672,625	531,926
Management fee payable (See Note 3)	1,595,726	1,458,625
Performance-based incentive fee payable (See Note 3)	2,602,140	3,454,914
Accrued other expenses	372,659	202,977

Total liabilities	319,469,581	255,513,267

Commitments and contingencies (See Note 10)
Net assets
Common stock, 26,730,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	26,730	26,730
Paid-in capital in excess of par value	371,194,366	371,194,366
Undistributed net investment income	3,763,272	4,559,646
Accumulated net realized loss on investments	(827,387)	(1,376,788)
Net unrealized appreciation on investments	3,530,897	984,872
Net unrealized (appreciation) depreciation on Credit Facility	(550,212)	518,002

Total net assets	$377,137,666	$375,906,828

Total liabilities and net assets	$696,607,247	$631,420,095

Net asset value per share	$14.11	$14.06

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Investment income:
From non-controlled, non-affiliated investments:
Interest	$11,951,835	$8,612,862
Other income	679,433	102,685
From controlled, affiliated investments:
Interest	—	40,933

Total investment income	12,631,268	8,756,480

Expenses:
Base management fee (See Note 3)	1,595,727	1,077,741
Performance-based incentive fee (See Note 3)	1,469,369	(2,936)
Interest and expenses on Credit Facility (See Note 9)	1,800,725	939,682
Administrative services expenses (See Note 3)	561,250	200,000
Other general and administrative expenses	357,500	548,313

Expenses before provision for taxes and amendment costs	5,784,571	2,762,800
Provision for taxes	25,000	—
Credit Facility amendment costs (See Notes 5 and 9)	—	907,722

Total expenses	5,809,571	3,670,522

Net investment income	6,821,697	5,085,958

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain (loss) on investments	549,401	(3,232,008)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	2,546,025	(708,946)
Credit Facility (appreciation) depreciation (See Notes 5 and 9)	(1,068,214)	601,875

Net change in unrealized appreciation (depreciation) on investments and Credit Facility	1,477,811	(107,071)

Net realized and unrealized gain (loss) from investments and Credit Facility	2,027,212	(3,339,079)

Net increase in net assets resulting from operations	$8,848,909	$1,746,879

Net increase in net assets resulting from operations per common share (See Note 6)	$0.33	$0.07

Net investment income per common share	$0.26	$0.19

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net increase in net assets from operations:
Net investment income	$6,821,697	$5,085,958
Net realized gain (loss) on investments	549,401	(3,232,008)
Net change in unrealized appreciation (depreciation) on investments	2,546,025	(708,946)
Net change in unrealized (appreciation) depreciation on Credit Facility	(1,068,214)	601,875

Net increase in net assets resulting from operations	8,848,909	1,746,879

Distributions to stockholders	(7,618,071)	(7,618,071)

Net increase (decrease) in net assets	1,230,838	(5,871,192)

Net assets:
Beginning of period	375,906,828	372,890,449

End of period	$377,137,666	$367,019,257

Undistributed net investment income, end of period	$3,763,272	$4,459,360

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,848,909	$1,746,879
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(2,546,025)	708,946
Net change in unrealized appreciation (depreciation) on Credit Facility	1,068,214	(601,875)
Net realized (gain) loss on investments	(549,401)	3,232,008
Net accretion of discount and amortization of premium	(425,722)	(337,666)
Purchases of investments	(124,826,238)	(99,199,653)
Payment-in-kind interest	(39,085)	(18,135)
Proceeds from dispositions of investments	70,405,217	26,860,815
Increase in interest receivable	(608,313)	(314,572)
Increase in receivable for investments sold	(11,357,601)	—
Decrease (increase) in prepaid expenses and other assets	52,716	(59,486)
(Decrease) increase in payable for investments purchased	(3,108,608)	1,435,162
Increase in interest payable on Credit Facility	140,699	115,221
Increase in management fee payable	137,101	121,626
Decrease in performance-based incentive fee payable	(852,774)	(2,936)
Increase (decrease) in accrued other expenses	169,682	(160,831)

Net cash used in operating activities	(63,491,229)	(66,474,497)

Cash flows from financing activities:
Distributions paid to stockholders	(7,618,071)	(7,618,071)
Borrowings under Credit Facility (See Notes 5 and 9)	91,902,000	69,300,000
Repayments under Credit Facility (See Notes 5 and 9)	(25,500,000)	(2,600,000)

Net cash provided by financing activities	58,783,929	59,081,929

Net decrease in cash equivalents	(4,707,300)	(7,392,568)
Effect of exchange rate changes on cash	(108)	—
Cash and cash equivalents, beginning of period	28,910,973	21,428,514

Cash and cash equivalents, end of period	$24,203,565	$14,035,946

Supplemental disclosure of cash flow information:
Interest paid	$1,660,026	$824,461

Taxes paid	$—	$1,190

Non-cash exchanges and conversions	$709,685	$4,547,934

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—174.2% (3), (4)
First Lien Secured Debt—159.1%
Advanced Cable Communications, LLC	08/09/2021	Telecommunications	6.75%		L+575	12,468,750	$12,236,628	$12,344,063
Advanced Cable Communications, LLC (8), (10)	08/09/2021	Telecommunications	—		—	4,000,000	—	(40,000)
Alera Group Holdings, Inc.	12/30/2022	Banking, Finance, Insurance and Real Estate	8.25%		P+450	8,696,374	8,609,642	8,609,410
Alera Group Holdings, Inc. (Revolver) (10)	12/30/2021	Banking, Finance, Insurance and Real Estate	—		—	1,771,962	—	—
Alera Group Holdings, Inc. (10)	12/30/2022	Banking, Finance, Insurance and Real Estate	—		—	3,510,000	—	—
ALG USA Holdings, LLC	02/28/2019	Hotel, Gaming and Leisure	7.00%		L+575	12,064,454	12,041,216	12,064,454
Alvogen Pharma US, Inc. (6), (11)	04/04/2022	Healthcare and Pharmaceuticals	6.00%		L+500	3,890,867	3,873,800	3,754,686
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.25%		L+525	11,000,000	10,838,502	10,835,000
American Bath Group, LLC	10/02/2023	Consumer Goods: Durable	6.75%		L+575	2,992,500	2,963,304	2,988,759
American Gilsonite Company (8)	12/31/2021	Metals and Mining	15.00 (PIK 5.00	% %)	—	128,248	124,139	128,248
American Scaffold	03/31/2022	Aerospace and Defense	7.50%		L+650	4,906,250	4,838,361	4,857,188
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	7.50%		L+650	6,997,280	6,787,362	6,809,263
AMF Bowling Centers, Inc.	09/19/2023	Retail	6.00%		L+500	14,962,500	14,818,503	14,915,817
Anesthesia Consulting & Management, LP	10/31/2022	Healthcare and Pharmaceuticals	6.00%		L+500	4,000,000	3,960,604	3,970,000
Anesthesia Consulting & Management, LP (8), (10)	10/31/2022	Healthcare and Pharmaceuticals	—		—	1,000,000	—	(7,500)
AP Gaming I, LLC	12/21/2020	Hotel, Gaming and Leisure	9.25%		L+825	6,518,078	6,444,893	6,474,603
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.50%		L+650	9,950,000	9,770,591	9,800,750
Broder Bros., Co., Tranche A	06/03/2021	Consumer Goods: Non-Durable	7.00%		L+575	2,425,000	2,384,579	2,425,000
Broder Bros., Co., Tranche B	06/03/2021	Consumer Goods: Non-Durable	13.50%		L+1,225	2,450,000	2,407,862	2,450,000
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.75%		L+475	2,462,500	2,442,994	2,364,000
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		L+575	7,500,000	7,425,830	7,500,000
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%		L+700	4,950,000	4,921,411	4,950,000
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	7.00%		L+600	12,468,750	12,158,895	12,531,094
Charming Charlie LLC	12/24/2019	Retail	9.00%		L+800	3,948,750	3,916,040	3,474,900
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.50%		L+625	4,757,143	4,732,576	4,566,857
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%		L+975	6,256,800	6,153,773	6,256,800
Corfin Industries LLC (Revolver) (8), (10)	11/25/2020	Aerospace and Defense	—		—	518,033	—	—
CRGT Inc.	12/21/2020	High Tech Industries	7.50%		L+650	9,712,731	9,642,729	9,688,450
Curo Health Services Holdings, Inc.	02/07/2022	Healthcare and Pharmaceuticals	6.50%		L+550	1,965,000	1,949,694	1,974,825
DBI Holding LLC	08/02/2021	Business Services	6.25%		L+525	9,975,000	9,879,526	9,975,000
DCS Business Services, Inc.	03/19/2018	Business Services	8.75%		L+725	1,971,104	1,962,737	1,971,104
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%		L+450	4,912,500	4,878,704	4,863,375
Digital Room LLC	11/21/2022	Media: Advertising, Printing and Publishing	7.00%		L+600	7,000,000	6,861,733	6,860,000
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	5.75%		L+475	4,625,000	4,598,277	4,625,000
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.75%		L+475	8,437,500	8,403,778	8,437,500
Driven Performance Brands, Inc. (Revolver) (8), (10)	09/10/2020	Consumer Goods: Durable	—		—	1,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.00%		L+700	8,586,957	8,546,784	8,544,021
Education Networks of America, Inc. (Revolver) (8), (10)	05/06/2021	Telecommunications	—		—	1,304,348	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%		L+675	10,548,335	10,449,705	10,548,336
Emerging Markets Communications, LLC	07/01/2021	Telecommunications	6.75%		L+575	4,925,000	4,866,496	4,801,875
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%		L+400	2,917,576	2,894,365	2,830,049
Greenway Health, LLC	11/04/2020	High Tech Industries	6.00%		L+500	6,618,092	6,577,992	6,551,911
GTCR Valor Companies, Inc.	06/16/2023	Media: Broadcasting and Subscription	7.00%		L+600	7,462,500	7,182,715	7,376,234
Highline Aftermarket Acquisition, LLC	04/01/2022	Wholesale	5.75%		L+475	7,218,750	7,154,171	7,236,797
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%		L+800	1,165,886	1,153,558	1,142,569
Hostway Corporation	12/13/2019	High Tech Industries	8.00%		L+675	2,587,871	2,573,570	2,208,572
Hunter Defense Technologies, Inc. (8)	08/05/2019	Aerospace and Defense	7.00%		L+600	6,125,000	6,093,462	5,512,500
Icynene U.S. Acquisition Corp. (6), (11)	11/04/2020	Construction and Building	7.25%		L+625	6,208,320	6,121,045	6,208,320
Idera, Inc.	04/09/2021	High Tech Industries	6.50%		L+550	7,922,492	7,305,337	7,902,685
iEnergizer Limited and Aptara, Inc. (6), (11)	05/01/2019	Business Services	7.25%		L+600	8,321,542	8,268,965	7,988,680
IGM RFE1 B.V. (6), (11), (12)	10/12/2021	Chemicals, Plastics and Rubber	8.00%		E+000	€17,390,625	18,075,816	18,342,797
Imagine! Print Solutions, LLC	03/30/2022	Media: Advertising, Printing and Publishing	7.00%		L+600	5,959,975	5,902,236	6,049,375
Impact Sales, LLC	12/30/2021	Wholesale	8.00%		L+700	11,250,000	11,250,000	11,250,000
Impact Sales, LLC (10)	12/31/2018	Wholesale	—		—	3,750,000	—	—
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.50%		L+450	5,256,439	5,218,146	5,256,439
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.00%		L+1,100	4,500,000	4,464,349	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%		L+800	6,628,398	6,579,255	6,628,398
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	6.50%		L+550	4,882,266	4,849,446	4,638,153
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.00%		L+700	4,900,000	4,825,770	4,697,875
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.00%		L+900	4,002,471	3,934,894	3,927,550
Kendra Scott, LLC	07/17/2020	Retail	7.00%		L+600	2,812,500	2,791,567	2,784,375
KHC Holdings, Inc.	10/31/2022	Wholesale	7.00%		L+600	12,375,000	12,186,813	12,375,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2016

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares		Cost	Fair Value (2)
KHC Holdings, Inc. (Revolver) (8), (10)	10/30/2020	Wholesale	—		—			1,209,677	$—	$—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	10.50%		L+950			10,200,000	10,017,217	10,200,000
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525			5,392,148	5,356,439	5,203,422
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	7.50%		L+650			5,970,000	5,889,619	5,970,000
Lombart Brothers, Inc. (Revolver) (8), (10)	04/13/2022	Capital Equipment	—		—			1,238,938	—	—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.25%		L+525			4,987,500	4,941,570	4,937,625
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900			9,420,054	9,301,704	9,420,054
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	6.25%		L+525			3,402,920	3,353,135	3,385,905
Marketplace Events LLC (12)	01/27/2021	Media: Diversified and Production	6.25%		P+275		C$	17,200,829	12,043,641	12,762,251
Marketplace Events LLC (Revolver) (8), (10)	01/27/2021	Media: Diversified and Production	—		—			1,703,163	—	—
Mission Critical Electronics, Inc. (8)	09/28/2022	Capital Equipment	6.00%		L+500			4,106,316	4,067,156	4,072,029
Mission Critical Electronics, Inc. (Revolver) (8), (10)	09/28/2021	Capital Equipment	—		—			883,392	—	(11,793)
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	7.00%		L+575			8,792,647	8,748,099	7,895,797
Pathway Partners Vet Management Company LLC (8)	08/19/2022	Healthcare and Pharmaceuticals	6.00%		L+500			6,463,433	6,402,888	6,463,433
Pathway Partners Vet Management Company LLC (8), (10)	08/19/2022	Healthcare and Pharmaceuticals	—		—			3,520,896	—	—
Polycom, Inc.	09/27/2023	Telecommunications	7.50%		L+650			5,802,500	5,575,908	5,824,259
Precyse Acquisition Corp.	10/20/2022	Healthcare and Pharmaceuticals	6.50%		L+550			4,977,494	4,910,610	5,033,491
Premier Dental Services, Inc.	11/01/2018	Consumer Services	7.50%		L+650			7,528,230	7,474,965	7,471,768
Profile Products LLC	05/20/2021	Environmental Industries	5.75%		L+475			7,234,631	7,178,888	7,234,631
Profile Products LLC (Revolver) (8), (10)	05/20/2020	Environmental Industries	—		—			2,459,016	—	—
PT Network, LLC	11/30/2021	Healthcare and Pharmaceuticals	7.50%		L+650			7,800,000	7,723,967	7,722,000
PT Network, LLC (8), (10)	11/30/2021	Healthcare and Pharmaceuticals	—		—			3,000,000	—	(30,000)
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	5.75%		L+475			10,000,000	9,858,256	9,950,000
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450			6,877,500	6,851,967	6,774,338
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	8.50%		L+700			4,245,684	4,228,328	4,189,615
Ryan, LLC	08/07/2020	Business Services	6.75%		L+575			4,162,500	4,114,022	4,123,497
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.00%		L+500			4,937,495	4,868,948	4,912,808
Snak Club, LLC (Revolver) (8)	07/19/2021	Beverage, Food and Tobacco	6.00%		L+500			350,000	350,000	350,000
Snak Club, LLC (Revolver) (8), (10)	07/19/2021	Beverage, Food and Tobacco	—		—			150,000	—	—
Softvision, LLC (f/k/a Software Paradigms International Group, LLC)	05/21/2021	High Tech Industries	6.50%		L+550			9,750,000	9,661,870	9,701,250
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750			5,668,843	5,639,737	5,527,122
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.25%		L+625			7,218,750	7,112,700	7,290,938
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500			7,427,655	7,379,369	7,390,517
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475			4,822,723	4,788,808	4,340,451
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.25%		L+525			15,000,000	14,853,374	14,850,000
The Original Cakerie, Co. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.50%		L+550			3,084,564	3,056,154	3,084,564
The Original Cakerie Ltd. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.00%		L+500			5,971,037	5,916,117	5,971,037
The Original Cakerie Ltd. (Revolver) (6), (8), (10), (11)	07/20/2021	Consumer Goods: Non-Durable	—		—			1,418,484	—	—
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550			1,965,000	1,828,667	1,434,450
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	12.02%		L+1,125	(9)		9,655,810	9,493,124	9,655,810
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50 (PIK 1.00	% %)	L+850			257,621	257,621	257,621
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750			599,702	566,344	599,702
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—			151,090	—	—
Universal Fiber Systems, LLC	10/04/2021	Chemicals, Plastics and Rubber	6.50%		L+550			8,939,921	8,889,413	8,939,921
U.S. Anesthesia Partners, Inc.	12/31/2019	Healthcare and Pharmaceuticals	6.00%		L+500			12,368,750	12,268,500	12,306,906
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900			3,082,031	3,082,031	3,082,031
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550			5,092,831	5,051,051	5,105,563
Winchester Electronics Corporation	06/30/2022	Capital Equipment	7.50%		L+650			7,754,100	7,686,604	7,817,225
Winchester Electronics Corporation (8), (10)	06/30/2022	Capital Equipment	—		—			708,333	—	5,767
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800			7,297,877	7,243,917	7,115,431

Total First Lien Secured Debt									599,327,868	600,052,593

Second Lien Secured Debt—9.8%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700			1,000,000	948,800	969,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.34%		L+1,050	(9)		2,000,000	1,972,437	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000			11,000,000	10,537,088	9,790,000
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.50%		L+1,050			3,775,000	3,706,653	3,775,000
Novitex Acquisition, LLC	07/07/2021	Business Services	12.25%		L+1,100			11,900,000	11,763,956	11,900,000
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	12.50%		—			2,812,500	2,772,451	1,575,000
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975			1,837,500	1,778,941	1,837,500
WD Wolverine Holdings, LLC (8)	10/17/2024	Healthcare and Pharmaceuticals	10.50%		L+950			5,250,000	5,040,000	5,046,563

Total Second Lien Secured Debt									38,520,326	36,913,063

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2016

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes—2.2% (8)
Affinion International Holdings Limited (5), (6), (11)	07/30/2018	Consumer Goods: Durable	7.50 (PIK 4.00	% %)	—	1,157,978	$1,067,044	$1,111,659
American Gilsonite Company (5)	12/31/2021	Metals and Mining	17.00 (PIK 17.00	% %)	—	370,370	370,370	370,370
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.25 (PIK 2.00	% %)	—	2,079,296	2,039,546	2,023,013
Sonny’s Enterprises, LLC	06/01/2023	Capital Equipment	11.00%		—	4,750,000	4,656,141	4,655,000
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—	152,509	152,509	154,797

Total Subordinated Debt/Corporate Notes							8,285,610	8,314,839

Preferred Equity—0.4% (7), (8)
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—	1,047,317	670,283	1,364,841

Common Equity/Warrants—2.7% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—		—	99,029	3,514,572	3,889,552
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—		—	4,298	1,186,649	28,641
American Gilsonite Company	—	Metals and Mining	—		—	1,000	215,182	215,182
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	3,000	300,000	694,987
Corfin InvestCo, L.P. (10)	—	Aerospace and Defense	—		—	3,000	—	—
e.l.f. Beauty, Inc.	—	Consumer Goods: Durable	—		—	110,399	295,670	3,102,473
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—		—	1,141	58,044	110,766
Gauge InfosoftCoInvest, LLC (The Infosoft Group, LLC)	—	Media: Broadcasting and Subscription	—		—	500	500,000	500,000
Patriot National, Inc.	—	Banking, Finance, Insurance and Real Estate	—		—	11,867	27,995	55,182
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (13)	—	Telecommunications	—		—	438,098	438,098	438,098
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (10), (13)	—	Telecommunications	—		—	561,902	—	—
UniTek Global Services, Inc.	—	Telecommunications	—		—	149,617	—	1,188,670

Total Common Equity/Warrants							6,536,210	10,223,551

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							653,340,297	656,868,887

Cash and Cash Equivalents—6.4%
BlackRock Federal FD Instl 30							22,526,563	22,526,563
BNY Mellon Cash							1,674,695	1,677,002

Total Cash and Cash Equivalents							24,201,258	24,203,565

Total Investments and Cash Equivalents—180.6%							$677,541,555	$681,072,452

Liabilities in Excess of Other Assets—(80.6)%								(303,934,786)
Net Assets—100.0%								$377,137,666

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR or “E,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities, or a portion thereof, are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)	Par amount is denominated in Canadian Dollars (C$) or in Euros (€) as denoted.
(13)	Investment is held through our Taxable Subsidiary (See Note 1).

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares		Cost	Fair Value (2)
Lombart Brothers, Inc. (Revolver) (8), (10)	04/13/2022	Capital Equipment	—		—			1,061,947	$—	$—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.25%		L+525			5,000,000	4,951,874	4,950,000
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900			9,542,392	9,417,467	9,542,392
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%		L+425			5,431,250	4,973,326	5,254,734
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	6.25%		L+525			1,362,530	1,342,162	1,342,092
Marketplace Events LLC (12)	01/27/2021	Media: Diversified and Production	6.25%		P+275		C$	17,244,188	12,065,652	13,078,215
Marketplace Events LLC (Revolver) (8)	01/27/2021	Media: Diversified and Production	6.25%		P+275			1,090,024	1,090,024	1,090,024
Marketplace Events LLC (Revolver) (8), (10)	01/27/2021	Media: Diversified and Production	—		—			613,139	—	—
Mission Critical Electronics, Inc. (8)	09/28/2022	Capital Equipment	6.00%		L+500			4,116,608	4,075,499	4,075,442
Mission Critical Electronics, Inc. (Revolver) (8), (10)	09/28/2021	Capital Equipment	—		—			883,392	—	—
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525			8,817,647	8,767,669	8,288,588
Pathway Partners Vet Management Company LLC (8)	08/19/2022	Healthcare and Pharmaceuticals	6.00%		L+500			6,268,657	6,205,970	6,205,970
Pathway Partners Vet Management Company LLC (8), (10)	08/19/2022	Healthcare and Pharmaceuticals	—		—			3,731,343	—	—
Polycom, Inc.	09/27/2023	Telecommunications	7.50%		L+650			6,000,000	5,760,000	5,775,000
Precyse Acquisition Corp.	10/20/2022	Healthcare and Pharmaceuticals	6.50%		L+550			3,990,000	3,932,956	4,014,938
Premier Dental Services, Inc.	11/01/2018	Consumer Services	7.50%		L+650			7,528,230	7,473,587	7,490,588
Profile Products LLC	05/20/2021	Environmental Industries	5.75%		L+475			7,281,762	7,222,561	7,281,762
Profile Products LLC (Revolver) (8), (10)	05/20/2020	Environmental Industries	—		—			2,459,016	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	5.75%		L+475			10,000,000	9,852,456	9,900,000
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450			6,895,000	6,867,800	6,688,150
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	8.50%		L+700			4,252,830	4,233,671	4,258,699
Ryan, LLC	08/07/2020	Business Services	6.75%		L+575			4,218,750	4,166,413	4,163,400
Sensus USA, Inc.	04/05/2023	Utilities: Water	6.50%		L+550			9,975,000	9,692,511	9,999,938
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.00%		L+500			4,968,748	4,896,623	4,919,060
Snak Club, LLC (Revolver) (10)	07/19/2021	Beverage, Food and Tobacco	—		—			500,000	—	—
Software Paradigms International Group, LLC	05/21/2021	High Tech Industries	6.50%		L+550			9,875,000	9,781,596	9,825,625
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750			5,668,843	5,614,696	5,640,499
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.25%		L+625			7,312,500	7,200,786	7,312,500
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500			7,446,562	7,395,200	7,409,329
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400			5,850,000	5,834,217	5,733,000
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475			4,822,723	4,786,985	4,071,198
The Original Cakerie, Co. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.50%		L+550			3,092,295	3,062,366	3,061,372
The Original Cakerie Ltd. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.00%		L+500			5,986,002	5,928,120	5,926,142
The Original Cakerie Ltd. (Revolver) (6), (8), (10), (11)	07/20/2021	Consumer Goods: Non-Durable	—		—			1,418,484	—	(7,092)
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550			1,970,000	1,825,559	1,576,000
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	11.27%		L+1,075	(9)		10,306,936	10,124,477	10,306,936
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50 (PIK 1.00	% %)	L+850			256,971	256,971	256,971
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750			599,702	562,432	590,706
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—			151,090	—	—
Universal Fiber Systems, LLC	10/04/2021	Chemicals, Plastics and Rubber	6.50%		L+550			4,962,500	4,919,423	4,937,688
U.S. Anesthesia Partners, Inc.	12/31/2019	Healthcare and Pharmaceuticals	6.00%		L+500			9,900,000	9,818,407	9,850,500
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900			3,089,844	3,089,844	3,089,844
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550			4,792,831	4,752,002	4,792,831
Winchester Electronics Corporation	06/30/2022	Capital Equipment	7.50%		L+650			7,773,579	7,703,094	7,668,171
Winchester Electronics Corporation (10)	06/30/2022	Capital Equipment	—		—			708,333	—	(9,605)
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800			7,316,440	7,259,010	7,316,440

Total First Lien Secured Debt									549,736,982	548,410,095

Second Lien Secured Debt—9.7%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700			1,000,000	942,276	879,170
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	—	(7)	—			1,000,000	1,000,000	700,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.34%		L+1,050	(9)		2,000,000	1,971,030	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000			11,000,000	10,511,818	9,900,000
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.50%		L+1,050			3,775,000	3,703,724	3,775,000
Novitex Acquisition, LLC	07/07/2021	Business Services	12.25%		L+1,100			11,000,000	10,914,618	11,000,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775			4,872,042	4,826,926	4,853,772
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	12.50%		—			2,812,500	2,756,732	1,631,250
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975			1,837,500	1,777,304	1,837,500

Total Second Lien Secured Debt									38,404,428	36,596,692

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes—0.8% (8)
Affinion International Holdings Limited (5), (6), (11)	07/30/2018	Consumer Goods: Durable	7.50 (PIK 4.00	% %)	—	1,135,273	$1,030,320	$1,035,937
Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.00 (PIK 1.75	% %)	—	2,069,078	2,050,767	1,975,969
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00 (PIK 15.00	% %)	—	146,996	146,996	148,466

Total Subordinated Debt/Corporate Notes							3,228,083	3,160,372

Preferred Equity—0.4% (7), (8)
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—	1,047,317	670,283	1,319,308

Common Equity/Warrants—2.5% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—		—	99,029	3,514,572	3,700,216
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—		—	4,298	1,186,649	20,096
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	3,000	300,000	621,550
Corfin InvestCo, L.P. (10)	—	Aerospace and Defense	—		—	3,000	—	—
e.l.f. Beauty, Inc. (f/k/a J.A. Cosmetics US, Inc.)	—	Consumer Goods: Durable	—		—	110,399	295,670	2,957,767
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—		—	1,141	58,044	94,560
Patriot National, Inc.	—	Banking, Finance, Insurance and Real Estate	—		—	11,867	27,995	106,922
TPC Broadband Investors, LP (Advanced Cable Communications, LLC)	—	Telecommunications	—		—	430,666	430,666	430,666
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (10)	—	Telecommunications	—		—	569,334	—	—
UniTek Global Services, Inc.	—	Telecommunications	—		—	149,617	—	892,276
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—		—	15,179	56,895	577,005

Total Common Equity/Warrants							5,870,491	9,401,058

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							597,910,267	598,887,525

Cash and Cash Equivalents—7.7%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares							28,212,041	28,212,041
BNY Mellon Cash Reserve and Cash							691,318	698,932

Total Cash and Cash Equivalents							28,903,359	28,910,973

Total Investments and Cash Equivalents—167.0%							$626,813,626	$627,798,498

Liabilities in Excess of Other Assets—(67.0)%								(251,891,670)
Net Assets—100.0%								$375,906,828

(1)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)	Valued based on our accounting policy (see Note 2).
(3)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(4)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-U.S. company or principal place of business outside the United States.
(7)	Non-income producing securities.
(8)	The securities, or a portion thereof, are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(9)	Coupon is not subject to a LIBOR or Prime rate floor.
(10)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(11)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)	Par amount is denominated in Canadian Dollars.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate current income and capital appreciation while seeking to preserve capital. We seek to achieve our investment objective by investing primarily in loans bearing a variable-rate of interest, or Floating Rate Loans, and other investments made to U.S. middle-market companies whose debt is rated below investment grade. Floating Rate Loans pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including mezzanine debt, which we define as second lien secured and subordinated debt, and, to a lesser extent, equity investments.

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

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are subject to tax as corporations. The Taxable Subsidiary allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while allowing us to maintain our ability to qualify as a RIC under the Code.

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

DECEMBER 31, 2016

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

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments and Credit Facility during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in an excise tax or we may incur taxes through our taxable subsidiaries. For the three months ended December 31, 2016 and 2015, we recorded a provision for taxes of less than $0.1 million and zero, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. We did not have any material uncertain tax positions or any unrecognized tax benefits that met the recognition or measurement criteria of ASC 740-10-25 as of the periods presented herein.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

DECEMBER 31, 2016

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

(f)   Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries in our Consolidated Financial Statements.

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2017. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2016 and 2015, the Investment Adviser earned a base management fee of $1.6 million and $1.1 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2016 and 2015, the Investment Adviser earned $0.9 million and zero, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2016 and 2015, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation, if any, will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2016 and 2015 was $0.6 million and zero, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2016

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2017. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2016 and 2015, the Investment Adviser was reimbursed approximately $0.3 million and $0.1 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2016 and 2015 totaled $124.9 million and $99.2 million, respectively. Sales and repayments of investments for the same periods totaled $70.4 million and $26.9 million, respectively. For the three months ended December 31, 2016, the Company sold $5.0 million in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gain on that transaction amounted to less than $0.1 million.

Investments, cash and cash equivalents consisted of the following:

	December 31, 2016		September 30, 2016
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$599,327,868	$600,052,593	$549,736,982	$548,410,095
Second lien	38,520,326	36,913,063	38,404,428	36,596,692
Subordinated debt / corporate notes	8,285,610	8,314,839	3,228,083	3,160,372
Equity	7,206,493	11,588,392	6,540,774	10,720,366

Total investments	653,340,297	656,868,887	597,910,267	598,887,525

Cash and cash equivalents	24,201,258	24,203,565	28,903,359	28,910,973

Total investments, cash and cash equivalents	$677,541,555	$681,072,452	$626,813,626	$627,798,498

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2016	September 30, 2016
Healthcare and Pharmaceuticals	11%	10%
Business Services	8	8
High Tech Industries	7	10
Chemicals, Plastics and Rubber	6	3
Consumer Goods: Durable	6	7
Telecommunications	6	6
Wholesale	6	5
Aerospace and Defense	5	5
Capital Equipment	5	5
Hotel, Gaming and Leisure	5	6
Media: Advertising, Printing and Publishing	5	4
Retail	5	5
Consumer Goods: Non-Durable	4	4
Media: Broadcasting and Subscription	4	2
Media: Diversified and Production	4	5
Beverage, Food and Tobacco	3	2
Construction and Building	3	3
Banking, Finance, Insurance and Real Estate	2	2
Consumer Services	2	2
Utilities: Water	—	2
All Other	3	4

Total	100%	100%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2016

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2016 and 2015, our ability to observe valuation inputs resulted in no reclassifications and one reclassification of an asset from Level 2 to 1, respectively.

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

The remainder of our portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an EBITDA multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA will have the opposite effect.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2016

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$284,513,256	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	7,590,563	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	1,111,659	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	315,539,337	Market Comparable	Market Yield	5.3% – 16.4% (8.5%)
Second lien	29,322,500	Market Comparable	Market Yield	12.2% – 17.0% (14.5%)
Subordinated debt / corporate notes	7,203,180	Market Comparable	Market Yield	12.1% – 18.6% (13.4%)
Equity	8,430,737	Enterprise Market Value	EBITDA multiple	4.5x – 11.5x (7.5x)

Total Level 3 investments	$653,711,232

Long-Term Credit Facility	$299,859,712	Market Comparable	Market Yield	3.2%

Asset Category	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$264,299,729	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	8,064,192	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	1,035,937	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	284,110,366	Market Comparable	Market Yield	5.3% – 13.9% (8.3%)
Second lien	28,532,500	Market Comparable	Market Yield	10.2% – 15.9% (13.7%)
Subordinated debt / corporate notes	2,124,435	Market Comparable	Market Yield	15.7% – 16.5% (15.8%)
Equity	7,655,677	Enterprise Market Value	EBITDA multiple	4.3x – 9.0x (7.2x)

Total Level 3 investments	$595,822,836

Long-Term Credit Facility	$232,389,498	Market Comparable	Market Yield	3.4%

Our investments, cash and cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at December 31, 2016
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$600,052,593	$—	$—	$600,052,593
Second lien	36,913,063	—	—	36,913,063
Subordinated debt / corporate notes	8,314,839	—	—	8,314,839
Equity	11,588,392	55,182	3,102,473	8,430,737

Total investments	656,868,887	55,182	3,102,473	653,711,232

Cash and cash equivalents	24,203,565	24,203,565	—	—

Total investments, cash and cash equivalents	$681,072,452	$24,258,747	$3,102,473	$653,711,232

Long-Term Credit Facility	$299,859,712	$—	$—	$299,859,712

	Fair Value Measurements at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$548,410,095	$—	$—	$548,410,095
Second lien	36,596,692	—	—	36,596,692
Subordinated debt / corporate notes	3,160,372	—	—	3,160,372
Equity	10,720,366	106,922	2,957,767	7,655,677

Total investments	598,887,525	106,922	2,957,767	595,822,836

Cash and cash equivalents	28,910,973	28,910,973	—	—

Total investments, cash and cash equivalents	$627,798,498	$29,017,895	$2,957,757	$595,822,836

Long-Term Credit Facility	$232,389,498	$—	$—	$232,389,498

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2016

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2016
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$548,410,095	$47,412,741	$595,822,836
Net realized gains	280,208	263,993	544,201
Net unrealized appreciation	2,051,612	406,754	2,458,366
Purchases, PIK interest, net discount accretion and non-cash exchanges	109,256,025	16,035,021	125,291,046
Sales, repayments and non-cash exchanges	(59,945,347)	(10,459,870)	(70,405,217)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$600,052,593	$53,658,639	$653,711,232

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$1,927,211	$653,710	$2,580,921

	Three Months Ended December 31, 2015
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$334,957,341	$56,163,940	$391,121,281
Net realized gains (losses)	53,300	(3,285,308)	(3,232,008)
Net unrealized (depreciation) appreciation	(2,864,750)	2,266,779	(597,971)
Purchases, PIK interest, net discount accretion and non-cash exchanges	97,970,469	1,584,985	99,555,454
Sales, repayments and non-cash exchanges	(26,887,251)	26,442	(26,860,809)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$403,229,109	$56,756,838	$459,985,947

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(2,963,079)	$(758,129)	$(3,721,208)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2016

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Long-Term Credit Facility (1)	2016	2015
Beginning Balance (cost – $232,907,500 and $29,600,000, respectively)	$232,389,498	$29,600,000
Net change in unrealized appreciation (depreciation) included in earnings	1,068,214	(601,875)
Borrowings	91,902,000	69,300,000
Repayments	(25,500,000)	(2,600,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $299,309,500 and $96,300,000, respectively)	$299,859,712	$95,698,125

(1)	The carrying value of our consolidated financial liabilities approximates fair value.

As of December 31, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed		Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C$	17,500,000	$12,407,501	$13,049,470	January 3, 2017	$641,969
Euro		€18,000,000	18,702,000	18,985,536	January 3, 2017	283,536

			$31,109,501	$32,035,006		$925,505

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed		Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C$	17,500,000	$12,407,501	$13,338,920	October 3, 2016	$931,419

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility during the three months ended December 31, 2016 and 2015. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2016 and 2015, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(1.1) million and $0.6 million, respectively. As of December 31, 2016 and September 30, 2016, the net unrealized (appreciation) depreciation on our Credit Facility totaled $(0.6) million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2016	2015
Numerator for net increase in net assets resulting from operations	$8,848,909	$1,746,879
Denominator for basic and diluted weighted average shares	26,730,074	26,730,074
Basic and diluted net increase in net assets per share resulting from operations	$0.33	$0.07

7. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2016 and September 30, 2016, cash and cash equivalents consisted of money market funds in the amounts of $24.2 million and $28.9 million, respectively, at fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2016

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$14.06	$13.95
Net investment income (1)	0.26	0.19
Net change in realized and unrealized gain (loss) (1)	0.07	(0.12)

Net increase in net assets resulting from operations (1)	0.33	0.07
Distributions to stockholders (1), (2)	(0.28)	(0.29)

Net asset value, end of period	$14.11	$13.73

Per share market value, end of period	$14.11	$11.25

Total return* (3)	8.90%	(3.48)%
Shares outstanding at end of period	26,730,074	26,730,074

Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.25%	1.98%
Ratio of Credit Facility related expenses to average net assets (5)	1.91%	1.26%

Ratio of total expenses to average net assets (5)	6.16%	3.24%
Ratio of net investment income to average net assets (5)	7.24%	6.25%
Net assets at end of period	$377,137,666	$367,019,257

Weighted average debt outstanding	$247,183,783	$63,132,609

Weighted average debt per share (1)	$9.25	$2.36
Asset coverage per unit (6)	$2,258	$4,835
Portfolio turnover ratio	44.82%	25.35%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs.
(5)	Credit Facility amendment costs, if any, are not annualized.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

9. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $350.0 million as of December 31, 2016, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of December 31, 2016 and September 30, 2016, Funding I had $299.3 million and $232.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had an interest rate of 2.74% and 2.57%, as of December 31, 2016 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The annualized weighted average cost of debt for the three months ended December 31, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.91% and 5.95%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2016, we were in compliance with the covenants relating to our Credit Facility.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2016

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2016 and September 30, 2016, we had $34.2 million and $20.0 million, respectively, in commitments to fund investments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2016, and the consolidated statements of operations, changes in net assets and cash flows for the three months ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 22, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities.

/s/ RSM US LLP

New York, New York

February 9, 2017

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

Overview

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate current income and capital appreciation while seeking to preserve capital by investing primarily in Floating Rate Loans and other investments made to U.S. middle-market companies.

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

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that senior secured debt, or first lien loans, will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including mezzanine debt and, to a lesser extent, equity investments. We seek to create a diversified portfolio by generally targeting an investment size between $3 million and $15 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured debt or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees on undrawn amounts, under our Credit Facility. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	federal, state, local taxes and foreign taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•	all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

Generally, during periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2016, our portfolio totaled $656.9 million and consisted of $600.1 million of senior secured debt, $36.9 million of second lien secured debt and $19.9 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 98% variable-rate investments (including 95% with a floor) and 2% fixed-rate investments. As of December 31, 2016, we had no companies on non-accrual. Overall, the portfolio had net unrealized appreciation of $3.5 million. Our overall portfolio consisted of 98 companies with an average investment size of $6.7 million, had a weighted average yield on debt investments of 7.9%, and was invested 91% in senior secured debt, 6% in second lien secured debt and 3% in subordinated debt, preferred and common equity.

As of September 30, 2016, our portfolio totaled $598.9 million and consisted of $548.4 million of senior secured debt, $36.6 million of second lien secured debt and $13.9 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 99% variable-rate investments (including 94% with a floor) and 1% fixed-rate investments. As of September 30, 2016, we had one company on non-accrual, representing 0.2% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $1.0 million. Our overall portfolio consisted of 98 companies with an average investment size of $6.1 million, had a weighted average yield on debt investments of 7.8%, and was invested 92% in senior secured debt, 6% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

For the three months ended December 31, 2016, we invested $124.8 million in 12 new and 13 existing portfolio companies with a weighted average yield on debt investments of 7.6%. Sales and repayments of investments for the three months ended December 31, 2016 totaled $70.4 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility during the three months ended December 31, 2016 and 2015. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2016 and 2015, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(1.1) million and $0.6 million, respectively. As of December 31, 2016 and September 30, 2016, the net unrealized (appreciation) depreciation on our Credit Facility totaled $(0.6) million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments and Credit Facility during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital net gain income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are subject to tax as corporations. The Taxable Subsidiary allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while allowing us to maintain our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2016 and 2015.

Investment Income

Investment income for the three months ended December 31, 2016 was $12.6 million and was attributable to $11.2 million from senior secured debt and $1.4 million from second lien secured debt and subordinated debt, respectively. Investment income for the three months ended December 31, 2015 was $8.8 million and was attributable to $7.3 million from senior secured debt and $1.5 million from second lien secured debt and subordinated debt, respectively. The increase in investment income compared to the same period in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three months ended December 31, 2016 totaled $5.8 million. Base management fee for the same period totaled $1.6 million, incentive fee totaled $1.5 million (including $0.6 million on unrealized gains accrued but not payable), Credit Facility expenses totaled $1.8 million and general and administrative expenses totaled $0.9 million. Expenses for the three months ended December 31, 2015 totaled $3.7 million. Base management fee for the same period totaled $1.1 million, incentive fee totaled zero, Credit Facility expenses totaled $1.8 million (including $0.9 million of Credit Facility amendment expenses) and general and administrative expenses totaled $0.8 million. The increase in expenses compared with the same period in the prior year was primarily due to increases in base management and incentive fees as a result of the growth of our portfolio.

Net Investment Income

Net investment income totaled $6.8 million, or $0.26 per share, for the three months ended December 31, 2016, and $5.1 million, or $0.19 per share, for the three months ended December 31, 2015. The increase in net investment income compared to the same period in the prior year was primarily due to the growth of our portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2016 totaled $70.4 million and realized gains totaled $0.5 million. Sales and repayments of investments totaled $26.9 million and realized losses totaled $3.2 million for the three months ended December 31, 2015. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three months ended December 31, 2016 and 2015, we reported net unrealized appreciation (depreciation) on investments of $2.5 million and $(0.7) million, respectively. As of December 31, 2016 and September 30, 2016, our net unrealized appreciation on investments totaled $3.5 million and $1.0 million, respectively. The net change in unrealized appreciation on our investments was driven primarily by changes in capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) on investments that were sold.

For the three months ended December 31, 2016 and 2015, we reported net unrealized (appreciation) depreciation on our Credit Facility of $(1.1) million and $0.6 million, respectively. The change compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $8.8 million, or $0.33 per share, for the three months ended December 31, 2016. This compares to a net change in net assets resulting from operations of $1.7 million, or $0.07 per share, for the three months ended December 31, 2015. The increase in the net change in net assets from operations compared to the same period in the prior year reflects the change in portfolio investment valuation during the reporting period and the change in net realized losses during the current period.

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

Funding I’s multi-currency Credit Facility with the Lenders was $350.0 million as of December 31, 2016, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of December 31, 2016 and September 30, 2016, Funding I had $299.3 million and $232.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had an interest rate of 2.74% and 2.57%, as of December 31, 2016 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The annualized weighted average cost of debt for the three months ended December 31, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility but excluding amendment costs, was 2.91% and 5.95%, respectively. As of December 31, 2016 and September 30, 2016, we had $50.7 million and $117.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2016, we were in compliance with the covenants relating to our Credit Facility.

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

At December 31, 2016 and September 30, 2016, we had cash equivalents of $24.2 million and $28.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $63.5 million for the three months ended December 31, 2016, and our financing activities provided cash of $58.8 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

Our operating activities used cash of $66.5 million for the three months ended December 31, 2015, and our financing activities provided cash of $59.1 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2016, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$299.3	$—	$—	$299.3	$—
Unfunded investments (1)	34.2	—	3.9	17.7	12.6

Total contractual obligations	$333.5	$—	$3.9	$317.0	$12.6

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments and Note 10 of our Consolidated Financial Statements.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2017, PennantPark Investment Advisers serves as our Investment Adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Distributions

In order to be treated as a RIC for federal income tax purposes and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

During the three months ended December 31, 2016 and 2015, we declared distributions of $0.285 and $0.285 per share, respectively, for total distributions of $7.6 million and $7.6 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

We intend to continue to make monthly distributions to our stockholders. Our monthly distributions, if any, are ratified by the board of directors quarterly.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings applicable to us as a BDC under the 1940 Act and/or due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions at a particular level.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, our debt portfolio consisted of 98% variable-rate investments (including 95% with a floor) and 2% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Up 1%	$ 1,435	$ 0.05
Up 2%	$ 4,916	$ 0.18
Up 3%	$ 8,397	$ 0.31
Up 4%	$ 11,878	$ 0.44

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None of us, our Investment Adviser or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. MCG Capital Corporation, or MCG, was a party to certain legal proceedings, including the enforcement of its rights under contracts with its portfolio companies. We inherited this litigation upon the closing of our acquisition of MCG. While the outcome of these and any future legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations, although we cannot assure you that amounts received in settlement may not be requested to be returned or that we may not be found liable in any such litigation.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1	Indemnification Agreement, dated as of November 15, 2016, between PennantPark Floating Rate Capital Ltd. and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 22, 2016).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 9, 2017	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2017	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)