Form 10-Q
period 2017-03-31
PennantPark Floating Rate Capital Ltd.
filed 2017-05-09
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 9, 2017 was 32,480,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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

Item 1.Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	September 30, 2016
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$730,704,555 and $597,910,267, respectively)	$731,482,714	$598,887,525
Cash and cash equivalents (cost—$43,966,306 and $28,903,359, respectively)	43,974,053	28,910,973
Interest receivable	3,216,920	2,480,406
Receivable for investments sold	1,421,888	—
Prepaid expenses and other assets	1,006,615	1,141,191
Total assets	781,102,190	631,420,095
Liabilities
Distributions payable	3,085,607	2,539,357
Payable for investments purchased	16,745,000	14,935,970
Credit Facility payable (cost—$299,909,500 and $232,907,500, respectively) (See Notes 5 and 9)	300,420,904	232,389,498
Interest payable on Credit Facility	689,983	531,926
Base management fee payable (See Note 3)	1,731,418	1,458,625
Performance-based incentive fee payable (See Note 3)	2,202,588	3,454,914
Accrued other expenses	—	202,977
Total liabilities	324,875,500	255,513,267
Commitments and contingencies (See Note 10)
Net assets
Common stock, 32,480,074 and 26,730,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	32,480	26,730
Paid-in capital in excess of par value	451,705,066	371,194,366
Undistributed net investment income	3,081,419	4,559,646
Accumulated net realized gain (loss) on investments	1,133,223	(1,376,788)
Net unrealized appreciation on investments	785,906	984,872
Net unrealized (appreciation) depreciation on Credit Facility	(511,404)	518,002
Total net assets	$456,226,690	$375,906,828
Total liabilities and net assets	$781,102,190	$631,420,095
Net asset value per share	$14.05	$14.06

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Investment income:
From non-controlled, non-affiliated investments:
Interest	$12,917,094	$9,626,583	$24,868,929	$18,239,445
Other income	303,804	1,676,582	983,237	1,779,267
From controlled, affiliated investments:
Interest	—	43,140	—	84,073
Total investment income	13,220,898	11,346,305	25,852,166	20,102,785
Expenses:
Base management fee (See Note 3)	1,731,417	1,181,116	3,327,144	2,258,856
Performance-based incentive fee (See Note 3)	453,666	841,880	1,923,035	838,944
Interest and expenses on the Credit Facility (See Note 9)	1,998,347	1,122,893	3,799,072	2,062,575
Administrative services expenses (See Note 3)	561,250	200,001	1,122,500	400,001
Other general and administrative expenses	357,500	735,698	715,000	1,284,012
Expenses before provision for taxes and amendment costs	5,102,180	4,081,588	10,886,751	6,844,388
Provision for taxes	90,000	—	115,000	—
Credit Facility amendment costs (See Notes 5 and 9)	—	—	—	907,722
Total expenses	5,192,180	4,081,588	11,001,751	7,752,110
Net investment income	8,028,718	7,264,717	14,850,415	12,350,675
Realized and unrealized (loss) gain on investments and Credit Facility:
Net realized gain (loss) on investments	1,960,610	1,068,288	2,510,011	(2,163,720)
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(2,744,991)	(5,510,037)	(198,966)	(6,218,983)
Credit Facility depreciation (appreciation) (See Note 5 and 9)	38,808	(386,792)	(1,029,406)	215,083
Net change in unrealized depreciation on investments and Credit Facility	(2,706,183)	(5,896,829)	(1,228,372)	(6,003,900)
Net realized and unrealized (loss) gain from investments and Credit Facility	(745,573)	(4,828,541)	1,281,639	(8,167,620)
Net increase in net assets resulting from operations	$7,283,145	$2,436,176	$16,132,054	$4,183,055
Net increase in net assets resulting from operations per common share (See Note 6)	$0.25	$0.09	$0.57	$0.16
Net investment income per common share	$0.27	$0.27	$0.53	$0.46

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Net increase in net assets from operations:
Net investment income	$14,850,415	$12,350,675
Net realized gain (loss) on investments	2,510,011	(2,163,720)
Net change in unrealized depreciation on investments	(198,966)	(6,218,983)
Net change in unrealized (appreciation) depreciation on Credit Facility	(1,029,406)	215,083
Net increase in net assets resulting from operations	16,132,054	4,183,055
Distributions to stockholders	(16,328,642)	(15,236,142)
Capital transactions
Public offering (See Note 1)	80,986,450	—
Offering costs	(470,000)	—
Net increase in net assets resulting from capital transactions	80,516,450	—
Net increase (decrease) in net assets	80,319,862	(11,053,087)
Net assets:
Beginning of period	375,906,828	372,890,449
End of period	$456,226,690	$361,837,362
Undistributed net investment income, end of period	$3,081,419	$4,106,006

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$16,132,054	$4,183,055
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	198,966	6,218,983
Net change in unrealized appreciation (depreciation) on Credit Facility	1,029,406	(215,083)
Net realized (gain) loss on investments	(2,510,011)	2,163,720
Net accretion of discount and amortization of premium	(914,309)	(764,619)
Purchases of investments	(271,128,128)	(156,467,790)
Payment-in-kind interest	(199,470)	(35,508)
Proceeds from dispositions of investments	141,939,924	56,804,571
Increase in interest receivable	(736,514)	(229,543)
Increase in receivable for investments sold	(1,421,888)	—
Decrease in prepaid expenses and other assets	134,576	339,328
Increase (decrease) in payable for investments purchased	1,809,030	(4,143,594)
Increase in interest payable on Credit Facility	158,057	155,001
Increase in base management fee payable	272,793	225,000
(Decrease) increase in performance-based incentive fee payable	(1,252,326)	838,944
Decrease in accrued other expenses	(202,977)	(539,347)
Net cash used in operating activities	(116,690,817)	(91,466,882)
Cash flows from financing activities:
Public offering	80,986,450	—
Offering costs	(470,000)	—
Distributions paid to stockholders	(15,782,392)	(15,236,142)
Borrowings under Credit Facility (See Notes 5 and 9)	196,502,000	121,907,500
Repayments under Credit Facility (See Notes 5 and 9)	(129,500,000)	(23,300,000)
Net cash provided by financing activities	131,736,058	83,371,358
Net increase (decrease) in cash equivalents	15,045,241	(8,095,524)
Effect of exchange rate changes on cash	17,839	112,739
Cash and cash equivalents, beginning of period	28,910,973	21,428,514
Cash and cash equivalents, end of period	$43,974,053	$13,445,729
Supplemental disclosure of cash flow information:
Interest paid	$3,641,015	$1,907,574
Taxes paid	$—	$308,795
Non-cash exchanges and conversions	$709,685	$4,547,934

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—160.3% (3), (4)
First Lien Secured Debt—149.5%
Advanced Cable Communications, LLC	08/09/2021	Telecommunications	6.90%	L+575	12,437,500	$12,216,950	$12,375,313
Advanced Cable Communications, LLC (8), (9)	08/09/2021	Telecommunications	—	—	4,000,000	—	(20,000)
Alera Group Holdings, Inc.	12/30/2022	Banking, Finance, Insurance and Real Estate	6.50%	L+550	8,674,633	8,593,570	8,674,633
Alera Group Holdings, Inc. (Revolver) (8), (9)	12/30/2021	Banking, Finance, Insurance and Real Estate	—	—	1,771,962	—	—
Alera Group Holdings, Inc. (8), (9)	12/30/2022	Banking, Finance, Insurance and Real Estate	—	—	3,510,000	—	—
Alvogen Pharma US, Inc. (6), (10)	04/04/2022	Healthcare and Pharmaceuticals	6.00%	L+500	3,837,808	3,821,843	3,805,839
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.25%	L+525	11,000,000	10,845,697	10,835,000
American Gilsonite Company (8)	12/31/2021	Metals and Mining	15.00%	—	128,248	124,337	128,248
			(PIK 5.00%)
American Scaffold	03/31/2022	Aerospace and Defense	7.65%	L+650	4,875,000	4,809,647	4,826,250
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	7.50%	L+650	6,817,401	6,617,941	6,780,451
AMF Bowling Centers, Inc.	09/19/2023	Retail	6.00%	L+500	14,925,000	14,786,233	14,999,625
Anesthesia Consulting & Management, LP	10/31/2022	Healthcare and Pharmaceuticals	6.04%	L+500	3,990,000	3,952,062	3,999,975
Anesthesia Consulting & Management, LP (8), (9)	10/31/2022	Healthcare and Pharmaceuticals	—	—	1,000,000	—	2,500
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.65%	L+650	9,925,000	9,752,707	9,776,125
Broder Bros., Co., Tranche A	06/03/2021	Consumer Goods: Non-Durable	7.00%	L+575	2,410,000	2,371,830	2,410,000
Broder Bros., Co., Tranche B	06/03/2021	Consumer Goods: Non-Durable	13.50%	L+1,225	2,440,000	2,399,960	2,440,000
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	5.90%	L+475	2,456,250	2,437,814	2,358,000
Canyon Valor Companies, Inc.	06/16/2023	Media: Broadcasting and Subscription	7.15%	L+600	7,443,753	7,173,228	7,474,346
(f/k/a GTCR Valor Companies, Inc.)
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.90%	L+575	7,481,250	7,408,478	7,425,141
CBAC Borrower, LLC (8)	07/02/2020	Hotel, Gaming and Leisure	8.25%	L+700	4,937,500	4,911,706	4,937,500
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	7.15%	L+600	12,437,500	12,137,722	12,437,500
Charming Charlie LLC	12/24/2019	Retail	9.16%	L+800	3,948,750	3,915,776	3,435,413
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.50%	L+625	4,685,714	4,664,065	4,521,714
Clarus Glassboards LLC	03/16/2023	Construction and Building	6.25%	L+525	6,000,000	5,940,312	5,940,000
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%	L+975	6,241,000	6,143,440	6,178,590
Corfin Industries LLC (Revolver) (8), (9)	11/25/2020	Aerospace and Defense	—	—	518,033	—	—
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.50%	L+550	17,000,000	16,745,000	16,745,000
DBI Holding LLC	08/02/2021	Business Services	6.25%	L+525	9,950,025	9,858,590	9,950,025
DCS Business Services, Inc.	03/19/2018	Business Services	8.75%	L+725	1,963,397	1,955,120	1,963,396
Digital Room LLC	11/21/2022	Media: Advertising, Printing and Publishing	7.00%	L+600	6,912,500	6,780,434	6,774,250
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.50%	L+450	4,900,000	4,868,172	4,851,000
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	5.90%	L+475	4,562,500	4,538,968	4,562,500
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.75%	L+475	8,325,000	8,293,411	8,325,000
Driven Performance Brands, Inc. (Revolver) (8), (9)	09/10/2020	Consumer Goods: Durable	—	—	1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.18%	L+800	15,000,000	14,775,877	14,700,000
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.15%	L+700	8,358,696	8,321,862	8,358,696
Education Networks of America, Inc. (Revolver) (8), (9)	05/06/2021	Telecommunications	—	—	1,304,348	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.90%	L+675	10,548,335	10,453,795	10,548,335
FHC Health Systems, Inc.	12/23/2021	Healthcare and Pharmaceuticals	5.00%	L+400	2,910,152	2,888,123	2,728,268
Hollander Sleep Products, LLC	10/21/2020	Consumer Goods: Non-Durable	9.00%	L+800	1,165,886	1,154,479	1,154,227
Hostway Corporation	12/13/2019	High Tech Industries	8.00%	L+675	2,551,012	2,538,458	2,244,604
Hunter Defense Technologies, Inc. (8)	08/05/2019	Aerospace and Defense	7.01%	L+600	5,993,750	5,967,542	5,394,375
Icynene U.S. Acquisition Corp. (6), (10)	11/04/2020	Construction and Building	7.28%	L+625	6,190,820	6,110,093	6,067,004
Idera, Inc.	04/09/2021	High Tech Industries	6.50%	L+550	7,902,489	7,316,024	7,902,489
iEnergizer Limited and Aptara, Inc. (6), (10)	05/01/2019	Business Services	7.25%	L+600	7,966,987	7,922,798	7,887,317
IGM RFE1 B.V. (6), (10), (11)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+000	€17,281,934	17,962,842	18,483,944
Imagine! Print Solutions, LLC	03/30/2022	Media: Advertising, Printing and Publishing	7.15%	L+600	5,944,962	5,889,938	5,989,550
Impact Sales, LLC	12/30/2021	Wholesale	8.15%	L+700	11,737,500	11,737,500	11,678,813
Impact Sales, LLC (8), (9)	12/30/2021	Wholesale	—	—	3,234,375	—	(16,172)
Innova Medical Ophthalmics Inc. (6), (10)	04/13/2022	Capital Equipment	7.90%	L+675	3,390,618	3,340,899	3,390,618
Innova Medical Ophthalmics Inc. (Revolver) (6), (8), (10)	04/13/2022	Capital Equipment	7.75%	L+675	53,097	53,097	53,097
Innova Medical Ophthalmics Inc. (Revolver) (6), (8), (9), (10)	04/13/2022	Capital Equipment	—	—	477,876	—	—
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.65%	L+450	7,631,729	7,454,996	7,631,729
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.15%	L+1,100	4,500,000	4,468,097	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.00%	L+800	6,594,078	6,548,164	6,660,019
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	7.50%	L+650	4,726,503	4,697,578	4,584,708
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.04%	L+700	4,900,000	4,830,235	4,630,500
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.00%	L+900	4,002,471	3,932,553	3,948,828
KHC Holdings, Inc.	10/31/2022	Wholesale	7.15%	L+600	12,343,750	12,162,958	12,343,750
KHC Holdings, Inc. (Revolver) (8), (9)	10/30/2020	Wholesale	—	—	1,209,677	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	10.50%	L+950	10,200,000	10,024,705	10,187,250

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.50%		L+525		5,376,431	$5,345,690	$4,506,148
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	7.90%		L+675		6,276,319	6,194,719	6,307,701
Lombart Brothers, Inc. (Revolver) (8), (9)	04/13/2022	Capital Equipment	—		—		1,238,938	—	—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.26%		L+525		4,975,000	4,932,118	4,925,250
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.02%		L+900		9,297,716	9,188,511	9,483,670
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	6.40%		L+525		3,394,404	3,347,386	3,394,404
Marketplace Events LLC (11)	01/27/2021	Media: Diversified and Production	6.25%		P+275	C	$17,157,469	12,021,879	12,865,048
Marketplace Events LLC (Revolver) (8), (9)	01/27/2021	Media: Diversified and Production	—		—		1,703,163	—	—
Mission Critical Electronics, Inc. (8)	09/28/2022	Capital Equipment	6.15%		L+500		4,096,025	4,058,256	4,070,280
Mission Critical Electronics, Inc. (Revolver) (8), (9)	09/28/2021	Capital Equipment	—		—		883,392	—	(9,969)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	9.31%		L+825		22,794,872	23,278,160	23,222,276
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.03%		L+600		20,000,000	19,454,802	19,700,000
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	7.00%		L+575		8,767,647	8,728,341	7,759,368
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.22%		L+925		8,750,000	8,576,547	8,575,000
Pathway Partners Vet Management Company LLC (8)	08/19/2022	Healthcare and Pharmaceuticals	6.00%		L+500		9,042,275	8,984,329	9,042,275
Pathway Partners Vet Management Company LLC (8), (9)	08/19/2022	Healthcare and Pharmaceuticals	—		—		923,545	—	—
Precyse Acquisition Corp.	10/20/2022	Healthcare and Pharmaceuticals	6.50%		L+550		4,964,987	4,900,279	4,980,528
Premier Dental Services, Inc.	11/01/2018	Consumer Services	7.50%		L+650		7,528,230	7,482,942	7,490,588
Profile Products LLC	01/31/2023	Environmental Industries	6.15%		L+500		10,268,064	10,173,630	10,268,064
Profile Products LLC (8), (9)	01/31/2019	Environmental Industries	—		—		573,770	—	—
Profile Products LLC (Revolver) (8)	01/31/2022	Environmental Industries	8.00%		P+400		327,065	327,065	327,065
Profile Products LLC (Revolver) (8), (9)	01/31/2022	Environmental Industries	—		—		2,131,951	—	—
PT Network, LLC	11/30/2021	Healthcare and Pharmaceuticals	7.56%		L+650		8,489,400	8,417,909	8,489,400
PT Network, LLC (8), (9)	11/30/2021	Healthcare and Pharmaceuticals	—		—		2,291,100	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	5.81%		L+475		9,750,000	9,619,877	9,750,000
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.65%		L+450		6,877,500	6,853,529	6,748,547
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	8.50%		L+700		4,235,958	4,220,194	4,221,230
Ryan, LLC	08/07/2020	Business Services	6.75%		L+575		3,981,623	3,937,806	3,931,853
Salient CRGT Inc.	02/28/2022	High Tech Industries	6.75%		L+575		20,000,000	19,604,187	19,650,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.00%		L+500		4,906,245	4,841,003	4,906,245
Snak Club, LLC (Revolver) (8)	07/19/2021	Beverage, Food and Tobacco	6.00%		L+500		416,667	416,667	416,667
Snak Club, LLC (Revolver) (8), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		83,333	—	—
Softvision, LLC	05/21/2021	High Tech Industries	6.58%		L+550		9,138,889	9,059,711	9,138,889
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		5,668,843	5,663,421	5,583,810
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.25%		L+625		7,125,000	7,024,211	7,196,250
Survey Sampling International, LLC	12/16/2020	Business Services	6.15%		L+500		7,408,749	7,363,545	7,408,749
Tensar Corporation	07/09/2021	Construction and Building	5.90%		L+475		4,822,723	4,790,592	4,416,795
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.40%		L+525		14,906,250	14,765,327	14,906,250
The Original Cakerie, Co. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.50%		L+550		3,076,833	3,049,786	3,076,833
The Original Cakerie Ltd. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.00%		L+500		5,956,072	5,903,824	5,956,072
The Original Cakerie Ltd. (Revolver) (6), (8), (9), (10)	07/20/2021	Consumer Goods: Non-Durable	—		—		1,418,484	—	—
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.55%		L+550		1,960,000	1,831,556	1,290,660
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	12.23%		L+1,125		9,352,467	9,203,255	9,352,467
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	11.23%		P+750		258,272	258,272	258,272
			(PIK 1.00%)
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.65%		L+850		599,702	570,070	611,696
UniTek Global Services, Inc. (8), (9)	01/14/2019	Telecommunications	—		—		151,090	—	—
Universal Fiber Systems, LLC	10/04/2021	Chemicals, Plastics and Rubber	6.53%		L+550		8,917,343	8,869,107	8,917,343
U.S. Anesthesia Partners, Inc.	12/31/2019	Healthcare and Pharmaceuticals	6.00%		L+500		12,337,500	12,245,147	12,337,500
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.15%		L+900		3,074,219	3,074,219	3,043,476
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	6.27%		L+525		11,241,688	11,133,472	11,212,341
Veterinary Specialists of North America, LLC (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		2,850,000	—	(7,440)
Veterinary Specialists of North America, LLC (Revolver) (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		880,000	—	(2,297)
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.00%		L+600		12,500,000	12,437,602	12,593,750
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550		5,092,831	5,053,008	5,105,563
Winchester Electronics Corporation	06/30/2022	Capital Equipment	7.50%		L+650		7,734,621	7,670,058	7,773,294
Winchester Electronics Corporation (8), (9)	06/30/2022	Capital Equipment	—		—		708,333	—	3,542
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		7,279,315	7,228,473	7,097,333
Total First Lien Secured Debt								680,718,108	682,258,069
Second Lien Secured Debt—7.3%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700		1,000,000	955,064	978,570
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.65%		L+1,050		2,000,000	1,973,926	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.15%		L+1,000		11,150,000	10,711,992	10,146,500
			(PIK 5.32%)
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.50%		L+1,050		3,775,000	3,709,264	3,812,750
Novitex Acquisition, LLC	07/07/2021	Business Services	12.32%		L+1,100		11,900,000	11,769,634	12,019,000
Sunshine Oilsands Ltd. (5), (6), (8), (10)	08/01/2017	Energy: Oil and Gas	—	(7)	—		2,812,500	2,790,249	1,546,875
Veritext Corp. (f/k/a VT Buyer Acquisition Corp.)	01/30/2023	Business Services	10.15%		L+900		2,690,625	2,619,111	2,636,813
Total Second Lien Secured Debt								34,529,240	33,160,508

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes—1.8% (8)
Affinion International Holdings Limited (5), (6), (10)	07/30/2018	Consumer Goods: Durable	7.50%	—	1,157,978	$1,080,596	$1,123,239
			(PIK 4.00%)
American Gilsonite Company (5)	12/31/2021	Metals and Mining	17.00%	—	370,370	370,370	370,370
			(PIK 17.00%)
Credit Infonet, Inc.	10/26/2020	High Tech Industries	13.00%	—	2,083,184	2,043,434	2,065,255
			(PIK 0.75%)
Sonny's Enterprises, LLC	06/01/2023	Capital Equipment	11.00%	—	4,750,000	4,659,240	4,726,250
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00%	—	158,355	158,355	161,522
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes						8,311,995	8,446,636
Preferred Equity—0.3% (7), (8)
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,410,905
Common Equity/Warrants—1.4% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,572	2,069,165
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	4,567
American Gilsonite Company	—	Metals and Mining	—	—	1,000	215,182	215,182
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	3,000	300,000	350,852
Corfin InvestCo, L.P. (9)	—	Aerospace and Defense	—	—	3,000	—	—
e.l.f. Beauty, Inc.	—	Consumer Goods: Durable	—	—	55,399	148,368	1,540,477
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—	—	1,141	58,044	160,442
Gauge InfosoftCoInvest, LLC (The Infosoft Group, LLC)	—	Media: Broadcasting and Subscription	—	—	500	500,000	609,851
Patriot National, Inc.	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	33,465
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (12)	—	Telecommunications	—	—	524,119	524,119	524,119
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (9), (12)	—	Telecommunications	—	—	475,881	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	149,617	—	698,476
Total Common Equity/Warrants						6,474,929	6,206,596
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						730,704,555	731,482,714
Cash and Cash Equivalents—9.7%
BlackRock Federal FD Instl 30						42,216,027	42,216,027
BNY Mellon Cash						1,750,279	1,758,026
Total Cash and Cash Equivalents						43,966,306	43,974,053
Total Investments and Cash Equivalents—170.0%						$774,670,861	$775,456,767
Liabilities in Excess of Other Assets—(70.0)%							(319,230,077)
Net Assets—100.0%							$456,226,690

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017, qualifying assets represent 93% of our total assets and non-qualifying assets represent 7% of our total assets.

(11)	Par amount is denominated in Canadian Dollars (C$) or in Euros (€) as denoted.
(12)	Investment is held through our Taxable Subsidiary (See Note 1).

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Lombart Brothers, Inc. (Revolver) (8), (10)	04/13/2022	Capital Equipment	—		—		1,061,947	$—	$—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.25%		L+525		5,000,000	4,951,874	4,950,000
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900		9,542,392	9,417,467	9,542,392
LTI Holdings, Inc.	04/18/2022	Chemicals, Plastics and Rubber	5.25%		L+425		5,431,250	4,973,326	5,254,734
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	6.25%		L+525		1,362,530	1,342,162	1,342,092
Marketplace Events LLC (12)	01/27/2021	Media: Diversified and Production	6.25%		P+275	C	$17,244,188	12,065,652	13,078,215
Marketplace Events LLC (Revolver) (8)	01/27/2021	Media: Diversified and Production	6.25%		P+275		1,090,024	1,090,024	1,090,024
Marketplace Events LLC (Revolver) (8), (10)	01/27/2021	Media: Diversified and Production	—		—		613,139	—	—
Mission Critical Electronics, Inc. (8)	09/28/2022	Capital Equipment	6.00%		L+500		4,116,608	4,075,499	4,075,442
Mission Critical Electronics, Inc. (Revolver) (8), (10)	09/28/2021	Capital Equipment	—		—		883,392	—	—
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	6.50%		L+525		8,817,647	8,767,669	8,288,588
Pathway Partners Vet Management Company LLC (8)	08/19/2022	Healthcare and Pharmaceuticals	6.00%		L+500		6,268,657	6,205,970	6,205,970
Pathway Partners Vet Management Company LLC (8), (10)	08/19/2022	Healthcare and Pharmaceuticals	—		—		3,731,343	—	—
Polycom, Inc.	09/27/2023	Telecommunications	7.50%		L+650		6,000,000	5,760,000	5,775,000
Precyse Acquisition Corp.	10/20/2022	Healthcare and Pharmaceuticals	6.50%		L+550		3,990,000	3,932,956	4,014,938
Premier Dental Services, Inc.	11/01/2018	Consumer Services	7.50%		L+650		7,528,230	7,473,587	7,490,588
Profile Products LLC	05/20/2021	Environmental Industries	5.75%		L+475		7,281,762	7,222,561	7,281,762
Profile Products LLC (Revolver) (8), (10)	05/20/2020	Environmental Industries	—		—		2,459,016	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	5.75%		L+475		10,000,000	9,852,456	9,900,000
Research Now Group, Inc.	03/18/2021	High Tech Industries	5.50%		L+450		6,895,000	6,867,800	6,688,150
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	8.50%		L+700		4,252,830	4,233,671	4,258,699
Ryan, LLC	08/07/2020	Business Services	6.75%		L+575		4,218,750	4,166,413	4,163,400
Sensus USA, Inc.	04/05/2023	Utilities: Water	6.50%		L+550		9,975,000	9,692,511	9,999,938
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.00%		L+500		4,968,748	4,896,623	4,919,060
Snak Club, LLC (Revolver) (10)	07/19/2021	Beverage, Food and Tobacco	—		—		500,000	—	—
Software Paradigms International Group, LLC	05/21/2021	High Tech Industries	6.50%		L+550		9,875,000	9,781,596	9,825,625
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		5,668,843	5,614,696	5,640,499
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.25%		L+625		7,312,500	7,200,786	7,312,500
Survey Sampling International, LLC	12/16/2020	Business Services	6.00%		L+500		7,446,562	7,395,200	7,409,329
Systems Maintenance Services Holding, Inc.	10/18/2019	High Tech Industries	5.00%		L+400		5,850,000	5,834,217	5,733,000
Tensar Corporation	07/09/2021	Construction and Building	5.75%		L+475		4,822,723	4,786,985	4,071,198
The Original Cakerie, Co. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.50%		L+550		3,092,295	3,062,366	3,061,372
The Original Cakerie Ltd. (6), (11)	07/20/2021	Consumer Goods: Non-Durable	6.00%		L+500		5,986,002	5,928,120	5,926,142
The Original Cakerie Ltd. (Revolver) (6), (8), (10), (11)	07/20/2021	Consumer Goods: Non-Durable	—		—		1,418,484	—	(7,092)
TOMS Shoes, LLC	11/02/2020	Consumer Goods: Non-Durable	6.50%		L+550		1,970,000	1,825,559	1,576,000
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	11.27%		L+1,075	(9)	10,306,936	10,124,477	10,306,936
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.50%		L+850		256,971	256,971	256,971
			(PIK 1.00%)
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	8.50%		L+750		599,702	562,432	590,706
UniTek Global Services, Inc. (8), (10)	01/14/2019	Telecommunications	—		—		151,090	—	—
Universal Fiber Systems, LLC	10/04/2021	Chemicals, Plastics and Rubber	6.50%		L+550		4,962,500	4,919,423	4,937,688
U.S. Anesthesia Partners, Inc.	12/31/2019	Healthcare and Pharmaceuticals	6.00%		L+500		9,900,000	9,818,407	9,850,500
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.00%		L+900		3,089,844	3,089,844	3,089,844
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.50%		L+550		4,792,831	4,752,002	4,792,831
Winchester Electronics Corporation	06/30/2022	Capital Equipment	7.50%		L+650		7,773,579	7,703,094	7,668,171
Winchester Electronics Corporation (10)	06/30/2022	Capital Equipment	—		—		708,333	—	(9,605)
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.00%		L+800		7,316,440	7,259,010	7,316,440
Total First Lien Secured Debt								549,736,982	548,410,095
Second Lien Secured Debt—9.7%
Affinion Group, Inc. (8)	10/31/2018	Consumer Goods: Durable	8.50%		L+700		1,000,000	942,276	879,170
American Gilsonite Company (5), (8)	09/01/2017	Metals and Mining	—	(7)	—		1,000,000	1,000,000	700,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.34%		L+1,050	(9)	2,000,000	1,971,030	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.00%		L+1,000		11,000,000	10,511,818	9,900,000
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.50%		L+1,050		3,775,000	3,703,724	3,775,000
Novitex Acquisition, LLC	07/07/2021	Business Services	12.25%		L+1,100		11,000,000	10,914,618	11,000,000
Penton Media, Inc. (8)	10/02/2020	Media: Diversified and Production	9.00%		L+775		4,872,042	4,826,926	4,853,772
Sunshine Oilsands Ltd. (5), (6), (8), (11)	08/01/2017	Energy: Oil and Gas	12.50%		—		2,812,500	2,756,732	1,631,250
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		1,837,500	1,777,304	1,837,500
Total Second Lien Secured Debt								38,404,428	36,596,692
Subordinated Debt/Corporate Notes—0.8% (8)
Affinion International Holdings Limited (5), (6), (11)	07/30/2018	Consumer Goods: Durable	7.50%		—		1,135,273	1,030,320	1,035,937

Credit Infonet, Inc.	10/26/2018	High Tech Industries	13.00%		—		2,069,078	2,050,767	1,975,969
			(PIK 1.75%)
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00%		—		146,996	146,996	148,466
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes								3,228,083	3,160,372
Preferred Equity—0.4% (7), (8)
UniTek Global Services, Inc.	—	Telecommunications	13.50%		—		1,047,317	670,283	1,319,308
Common Equity/Warrants—2.5% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—		—		99,029	3,514,572	3,700,216

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

MARCH 31, 2017

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

In February 2017, we completed a follow-on public offering of 5,750,000 shares of common stock, which resulted in proceeds to us of $14.08 per share, including the exercise of the underwriters’ option to purchase additional shares, for gross proceeds of $81.0 million and net proceeds of $80.5 million after offering expenses. Our Investment Adviser paid $5.0 million in connection with this offering, which included the sales load and an additional supplemental payment.

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

MARCH 31, 2017

(Unaudited)

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our Taxable Subsidiaries. For both the three and six months ended March 31, 2017, we recorded a provision for taxes of $0.1 million pertaining to U.S. federal excise tax. For both the three and six months ended March 31, 2016, we did not record a provision for taxes.

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

(d) Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include qualified dividends and/or a return of capital.

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

MARCH 31, 2017

(Unaudited)

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2017, the Investment Adviser earned base management fees of $1.7 million and $3.3 million, respectively, from us. For the three and six months ended March 31, 2016, the Investment Adviser earned base management fees of $1.2 million and $2.3 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2017, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.6 million and $1.4 million, respectively, from us. For the three and six months ended March 31, 2016, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.8 million and $0.8 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2017 and 2016, the Investment Adviser did not earn an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation, if any, will be realized in the future. For the three and

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

six months ended March 31, 2017, the Investment Adviser accrued an incentive fee on our unrealized and realized capital gains as calculated under GAAP of $(0.1) million and $0.5 million, respectively. For the three and six months ended March 31, 2016, the Investment Adviser did not accrue an incentive fee on our unrealized and realized capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2017. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2017, the Investment Adviser was reimbursed approximately $0.7 million and $1.0 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2016, the Investment Adviser was reimbursed approximately $0.3 million and $0.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2017 totaled $146.5 million and $271.3 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $57.3 million and $156.5 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2017 totaled $71.5 million and $141.9 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $29.9 million and $56.8 million, respectively. For the three and six months ended March 31, 2017, the Company purchased $38.1 million and $38.1 million, respectively, and sold zero and $5.0 million in total investments, respectively, to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gains on those sales amounted to less than $0.1 million.

Investments, cash and cash equivalents consisted of the following:

	March 31, 2017		September 30, 2016
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$680,718,108	$682,258,069	$549,736,982	$548,410,095
Second lien	34,529,240	33,160,508	38,404,428	36,596,692
Subordinated debt / corporate notes	8,311,995	8,446,636	3,228,083	3,160,372
Equity	7,145,212	7,617,501	6,540,774	10,720,366
Total investments	730,704,555	731,482,714	597,910,267	598,887,525
Cash and cash equivalents	43,966,306	43,974,053	28,903,359	28,910,973
Total investments, cash and cash equivalents	$774,670,861	$775,456,767	$626,813,626	$627,798,498

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2017	September 30, 2016
Healthcare and Pharmaceuticals	11%	10%
Business Services	7	8
Consumer Goods: Durable	7	7
High Tech Industries	7	10
Hotel, Gaming and Leisure	7	6
Consumer Goods: Non-Durable	6	4
Media: Advertising, Printing and Publishing	6	4
Beverage, Food and Tobacco	5	2
Capital Equipment	5	5
Chemicals, Plastics and Rubber	5	3
Wholesale	5	5
Aerospace and Defense	4	5
Media: Broadcasting and Subscription	4	2
Media: Diversified and Production	4	5
Retail	4	5
Telecommunications	4	6
Construction and Building	3	3
Banking, Finance, Insurance and Real Estate	2	2
Consumer Services	2	2
Utilities: Water	—	2
All Other	2	4
Total	100%	100%

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

MARCH 31, 2017

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2017 and 2016, our ability to observe valuation inputs resulted in no reclassifications and one reclassification of an asset from Level 2 to 1, respectively.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$328,369,312	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,525,445	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	1,123,239	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	353,888,757	Market Comparable	Market Yield	5.4% – 17.0% (8.6%)
Second lien	30,635,063	Market Comparable	Market Yield	12.3% – 13.6% (13.3%)
Subordinated debt / corporate notes	7,323,397	Market Comparable	Market Yield	11.7% – 19.9% (13.0%)
Equity	6,043,559	Enterprise Market Value	EBITDA multiple	4.7x – 11.5x (7.5x)
Total Level 3 investments	$729,908,772
Long-Term Credit Facility	$300,420,904	Market Comparable	Market Yield	3.7%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

Asset Category	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$264,299,729	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	8,064,192	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	1,035,937	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	284,110,366	Market Comparable	Market Yield	5.3% – 13.9% (8.3%)
Second lien	28,532,500	Market Comparable	Market Yield	10.2% – 15.9% (13.7%)
Subordinated debt / corporate notes	2,124,435	Market Comparable	Market Yield	15.7% – 16.5% (15.8%)
Equity	7,655,677	Enterprise Market Value	EBITDA multiple	4.3x – 9.0x (7.2x)
Total Level 3 investments	$595,822,836
Long-Term Credit Facility	$232,389,498	Market Comparable	Market Yield	3.4%

Our investments, cash and cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value Measurements at March 31, 2017
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$682,258,069	$—	$—	$682,258,069
Second lien	33,160,508	—	—	33,160,508
Subordinated debt / corporate notes	8,446,636	—	—	8,446,636
Equity	7,617,501	33,465	1,540,477	6,043,559
Total investments	731,482,714	33,465	1,540,477	729,908,772
Cash and cash equivalents	43,974,053	43,974,053	—	—
Total investments, cash and cash equivalents	$775,456,767	$44,007,518	$1,540,477	$729,908,772
Long-Term Credit Facility	$300,420,904	$—	$—	$300,420,904

	Fair Value Measurements at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$548,410,095	$—	$—	$548,410,095
Second lien	36,596,692	—	—	36,596,692
Subordinated debt / corporate notes	3,160,372	—	—	3,160,372
Equity	10,720,366	106,922	2,957,767	7,655,677
Total investments	598,887,525	106,922	2,957,767	595,822,836
Cash and cash equivalents	28,910,973	28,910,973	—	—
Total investments, cash and cash equivalents	$627,798,498	$29,017,895	$2,957,757	$595,822,836
Long-Term Credit Facility	$232,389,498	$—	$—	$232,389,498

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2017
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$548,410,095	$47,412,741	$595,822,836
Net realized gains	951,500	266,219	1,217,719
Net unrealized appreciation (depreciation)	2,866,849	(1,722,503)	1,144,346
Purchases, PIK interest, net discount accretion and non-cash exchanges	259,894,855	12,347,053	272,241,908
Sales, repayments and non-cash exchanges	(129,865,230)	(10,652,807)	(140,518,037)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$682,258,069	$47,650,703	$729,908,772
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$2,343,073	$(1,475,547)	$867,526

	Six Months Ended March 31, 2016
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$334,957,341	$56,163,940	$391,121,281
Net realized gains (losses)	209,522	(2,447,359)	(2,237,837)
Net unrealized (depreciation) appreciation	(6,292,525)	134,146	(6,158,379)
Purchases, PIK interest, net discount accretion and non-cash exchanges	152,501,262	4,766,656	157,267,918
Sales, repayments and non-cash exchanges	(55,367,543)	(1,437,022)	(56,804,565)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$426,008,057	$57,180,361	$483,188,418
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(6,030,964)	$(2,335,281)	$(8,366,245)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Long-Term Credit Facility	2017	2016
Beginning Balance (cost – $232,907,500 and $29,600,000, respectively)	$232,389,498	$29,600,000
Net change in unrealized appreciation (depreciation) included in earnings	1,029,406	(215,083)
Borrowings	196,502,000	121,907,500
Repayments	(129,500,000)	(23,300,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $299,909,500 and $128,207,500, respectively)	$300,420,904	$127,992,417

As of March 31, 2017, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed		Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C$	17,500,000	$12,407,501	$13,121,885	April 3, 2017	$714,384
Euro		€18,000,000	18,702,000	19,251,954	April 3, 2017	549,954
			$31,109,501	$32,373,839		$1,264,338

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed		Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C$	17,500,000	$12,407,501	$13,338,920	October 3, 2016	$931,419

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had no expenses relating to amendment fees on the Credit Facility during the three and six months ended March 31, 2017. For the same periods in the prior year, we incurred expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2017, our Credit Facility had a net change in unrealized depreciation (appreciation) of less than $0.1 million and $(1.0) million, respectively. For the three and six months ended March 31, 2016, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.2 million, respectively. As of March 31, 2017 and September 30, 2016, the net unrealized (appreciation) depreciation on our Credit Facility totaled $(0.5) million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Numerator for net increase in net assets resulting from operations	$7,283,145	$2,436,176	$16,132,054	$4,183,055
Denominator for basic and diluted weighted average shares	29,413,407	26,730,074	28,056,997	26,730,074
Basic and diluted net increase in net assets per share resulting from operations	$0.25	$0.09	$0.57	$0.16

7. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2017 and September 30, 2016, cash and cash equivalents consisted of money market funds in the amounts of $44.0 million and $28.9 million, respectively, at fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

8. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$14.06	$13.95
Net investment income (1)	0.53	0.46
Net change in realized and unrealized gain (loss) (1)	0.04	(0.30)
Net increase in net assets resulting from operations (1)	0.57	0.16
Distributions to stockholders (1), (2)	(0.58)	(0.57)
Net asset value, end of period	$14.05	$13.54
Per share market value, end of period	$13.94	$11.70
Total return* (3)	9.81%	2.93%
Shares outstanding at end of period	32,480,074	26,730,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.60%	2.61%
Ratio of Credit Facility related expenses to average net assets (5)	1.90%	1.37%
Ratio of total expenses to average net assets (5)	5.50%	3.98%
Ratio of net investment income to average net assets (5)	7.43%	6.98%
Net assets at end of period	$456,226,690	$361,837,362
Weighted average debt outstanding	$260,949,248	$87,841,257
Weighted average debt per share (1)	$9.30	$3.29
Asset coverage per unit (6)	$2,519	$3,827
Portfolio turnover ratio	43.76%	25.53%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs.
(5)	Credit Facility amendment costs, if any, are not annualized.
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

9. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $350.0 million as of March 31, 2017, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of March 31, 2017 and September 30, 2016, Funding I had $299.9 million and $232.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had an interest rate of 2.93% and 2.57%, as of March 31, 2017 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The annualized weighted average cost of debt for the six months ended March 31, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, was 2.91% and 5.73%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2017, we were in compliance with the covenants relating to our Credit Facility.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2017 and September 30, 2016, we had $34.6 million and $20.0 million, respectively, in commitments to fund investments.

11. SUBSEQUENT EVENTS

On May 9, 2017, we and Trinity Universal Insurance Company ("Trinity"), a subsidiary of Kemper Corporation (NYSE: KMPR) formed a joint venture: PennantPark Senior Secured Loan Fund I, LLC (“SSLF”). We and Trinity have committed to provide $100 million of subordinated notes and equity to the joint venture, with us providing $87.5 million and Trinity providing $12.5 million. In addition, SSLF intends to seek up to $200 million in third party financing. SSLF is expected to invest primarily in middle market and other corporate debt securities consistent with our strategy.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2017, the consolidated statements of operations for the three and six months ended March 31, 2017 and 2016, and the consolidated statements of changes in net assets and cash flows for the six months ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 22, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of March 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities for which it has been derived.

/s/ RSM US LLP
New York, New York

May 9, 2017

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt, Brexit and other world economic and political issues.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured debt or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.

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

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any exchange listing fees;

•	federal, state, local and foreign taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the 1958 Act and applicable federal and state securities laws; and

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2017, our portfolio totaled $731.5 million and consisted of $682.3 million of senior secured debt, $33.2 million of second lien secured debt and $16.0 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 98% variable-rate investments (including 98% with a floor) and 2% fixed-rate investments. As of March 31, 2017, we had one company on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $0.8 million. Our overall portfolio consisted of 96 companies with an average investment size of $7.6 million, had a weighted average yield on debt investments of 7.9%, and was invested 93% in senior secured debt, 5% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

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

For the three months ended March 31, 2017, we invested $146.3 million in nine new and 10 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the three months ended March 31, 2017 totaled $71.5 million. For the six months ended March 31, 2017, we invested $271.1 million in 21 new and 23 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the six months ended March 31, 2017 totaled $141.9 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had no expenses relating to amendment fees on the Credit Facility during the three and six months ended March 31, 2017. For the same periods in the prior year, we incurred expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2017, our Credit Facility had a net change in unrealized depreciation (appreciation) of less than $0.1 million and $(1.0) million, respectively. For the three and six months ended March 31, 2016, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.2 million, respectively. As of March 31, 2017 and September 30, 2016, the net unrealized (appreciation) depreciation on our Credit Facility totaled $(0.5) million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2017 and 2016.

Investment Income

Investment income for the three and six months ended March 31, 2017 was $13.2 million and $25.9 million, respectively, and was attributable to $12.0 million and $23.3 million from senior secured loans and $1.2 million and $2.6 million from second lien secured debt and subordinated debt. This compares to investment income for the three and six months ended March 31, 2016, which was $11.3 million and $20.1 million, respectively, and was attributable to $9.7 million and $17.0 million from senior secured loans and $1.6 million and $3.1 million from second lien secured debt and subordinated debt. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2017 totaled $5.2 million and $11.0 million, respectively. Base management fee for the same periods totaled $1.7 million and $3.3 million, incentive fee totaled $0.5 million (including $(0.1) million on unrealized gains accrued but not payable) and $1.9 million (including $0.5 million on unrealized gains accrued but not payable), Credit Facility expenses totaled $2.0 million and $3.8 million, general and administrative expenses totaled $0.9 million and $1.9 million and provision for taxes totaled $0.1 million and $0.1 million, respectively. This compares to expenses for the three and six months ended March 31, 2016, which totaled $4.1 million and $7.8 million, respectively. Base management fee for the same periods totaled $1.2 million and $2.3 million, incentive fee totaled $0.8 million and $0.8 million, Credit Facility expenses totaled $1.1 million and $3.0 million (including $0.9 million of amendment expenses) and general and administrative expenses totaled $1.0 million and $1.7 million, respectively. The increase in expenses compared with the same periods in the prior year was primarily due to increases in base management and incentive fees as a result from the growth of our portfolio.

Net Investment Income

Net investment income totaled $8.0 million and $14.9 million, or $0.27 and $0.53 per share, for the three and six months ended March 31, 2017, respectively. Net investment income totaled $7.3 million and $12.4 million, or $0.27 and $0.46 per share, for the three and six months ended March 31, 2016, respectively. The increase in net investment income compared to the same period in the prior year was primarily due to the growth of our portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2017 totaled $71.5 million and $141.9 million and net realized gains totaled $2.0 million and $2.5 million, respectively. Sales and repayments of investments totaled $29.9 million and $56.8 million and realized gains (losses) totaled $1.1 million and $(2.2) million for the three and six months ended March 31, 2016, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and six months ended March 31, 2017, we reported a net change in unrealized depreciation on investments of $2.7 million and $0.2 million, respectively. For the three and six months ended March 31, 2016, we reported a net change in unrealized depreciation on investments of $5.5 million and $6.2 million, respectively. As of March 31, 2017 and September 30, 2016, our net unrealized appreciation on investments totaled $0.8 million and $1.0 million, respectively. The net change in unrealized appreciation on our investments was driven primarily by changes in capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) on investments that were sold.

For the three and six months ended March 31, 2017, our Credit Facility had a net change in unrealized depreciation (appreciation) of less than $0.1 million and $(1.0) million, respectively. For the three and six months ended March 31, 2016, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(0.4) million and $0.2 million, respectively. As of March 31, 2017 and September 30, 2016, net unrealized (appreciation) depreciation on our Credit Facility totaled $(0.5) million and $0.5 million, respectively. The change in net unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $7.3 million and $16.1 million, or $0.25 and $0.57 per share, respectively, for the three and six months ended March 31, 2017. This compares to a net change in net assets resulting from operations which totaled $2.4 million and $4.2 million, or $0.09 and $0.16 per share, respectively, for the three and six months ended March 31, 2016. The increase in the change in net assets from operations compared to the same periods in the prior year was primarily due to changes in portfolio investment values during the reporting periods.

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

Funding I’s multi-currency Credit Facility with the Lenders was $350 million as of March 31, 2017, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of March 31, 2017 and September 30, 2016, Funding I had $299.9 million and $232.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had an interest rate of 2.93% and 2.57%, as of March 31, 2017 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The annualized weighted average cost of debt for the six months ended March 31, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, was 2.91% and 5.73%, respectively. As of March 31, 2017 and September 30, 2016, we had $50.1 million and $117.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2017, we were in compliance with the covenants relating to our Credit Facility.

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

We may raise equity or debt capital through both registered offerings and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. In February 2017, we completed a follow-on public offering of 5,750,000 shares of common stock, which resulted in proceeds to us of $14.08 per share, including the exercise of the underwriters’ option to purchase additional shares, for gross proceeds of $81.0 million and net proceeds of $80.5 million after offering expenses. Our Investment Adviser paid $5.0 million in connection with this offering, which included the sales load and an additional supplemental payment.

At March 31, 2017 and September 30, 2016, we had cash equivalents of $44.0 million and $28.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $116.7 million for the six months ended March 31, 2017, and our financing activities provided cash of $131.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from our recent equity offering and net borrowings under the Credit Facility.

Our operating activities used cash of $91.5 million for the six months ended March 31, 2016, and our financing activities provided cash of $83.4 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2017, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$299.9	$—	$—	$299.9	$—
Unfunded investments (1)	34.6	—	0.7	25.3	8.6
Total contractual obligations	$334.5	$—	$0.7	$325.2	$8.6

___________________________________

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments and Note 10 of our Consolidated Financial Statements.

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

Recent Developments

On May 9, 2017, we and Trinity Universal Insurance Company ("Trinity"), a subsidiary of Kemper Corporation (NYSE: KMPR) formed a joint venture: PennantPark Senior Secured Loan Fund I, LLC (“SSLF”). We and Trinity have committed to provide $100 million of subordinated notes and equity to the joint venture, with us providing $87.5 million and Trinity providing $12.5 million. In addition, SSLF intends to seek up to $200 million in third party financing. SSLF is expected to invest primarily in middle market and other corporate debt securities consistent with our strategy.

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

During the three and six months ended March 31, 2017, we declared distributions of $0.285 and $0.570 per share, respectively, for total distributions of $8.7 million and $16.3 million, respectively. For the same periods in the prior year, we declared distributions of $0.285 and $0.570 per share, respectively, for total distributions of $7.6 million and $15.2 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

We intend to continue to make monthly distributions to our stockholders. Our monthly distributions, if any, are determined by the board of directors quarterly.

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

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, our debt portfolio consisted of 98% variable-rate investments (including 98% with a floor) and 2% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Up 1%	$3,593	$0.11
Up 2%	$7,845	$0.24
Up 3%	$12,097	$0.37
Up 4%	$16,349	$0.50

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

Item 4.Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 9, 2017	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)