Form 10-Q
period 2017-06-30
PennantPark Floating Rate Capital Ltd.
filed 2017-08-08
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 8, 2017 was 32,480,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	September 30, 2016
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$661,580,331 and $597,910,267, respectively)	$662,907,256	$598,887,525
Controlled, affiliated investments (cost—$36,000,000 and $0, respectively)	36,022,425	—
Total of investments (cost—$697,580,331 and $597,910,267, respectively)	698,929,681	598,887,525
Cash and cash equivalents (cost—$48,866,893 and $28,903,359, respectively)	48,951,746	28,910,973
Interest receivable	3,169,817	2,480,406
Receivable for investments sold	24,940,277	—
Prepaid expenses and other assets	1,262,233	1,141,191
Total assets	777,253,754	631,420,095
Liabilities
Distributions payable	3,085,607	2,539,357
Payable for investments purchased	18,421,879	14,935,970
Credit Facility payable (cost—$291,209,500 and $232,907,500, respectively) (See Notes 5 and 9)	293,663,760	232,389,498
Interest payable on Credit Facility	851,952	531,926
Base management fee payable (See Note 3)	1,790,695	1,458,625
Performance-based incentive fee payable (See Note 3)	3,036,941	3,454,914
Accrued other expenses	91,202	202,977
Total liabilities	320,942,036	255,513,267
Commitments and contingencies (See Note 10)
Net assets
Common stock, 32,480,074 and 26,730,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	32,480	26,730
Paid-in capital in excess of par value	451,705,066	371,194,366
Undistributed net investment income	2,009,837	4,559,646
Accumulated net realized gain (loss) on investments	3,584,392	(1,376,788)
Net unrealized appreciation on investments	1,434,203	984,872
Net unrealized (appreciation) depreciation on Credit Facility	(2,454,260)	518,002
Total net assets	$456,311,718	$375,906,828
Total liabilities and net assets	$777,253,754	$631,420,095
Net asset value per share	$14.05	$14.06

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Investment income:
From non-controlled, non-affiliated investments:
Interest	$14,695,276	$10,555,165	$39,564,205	$28,794,610
Other income	451,597	226,431	1,434,834	2,005,698
From controlled, affiliated investments:
Interest	43,962	21,429	43,962	105,502
Total investment income	15,190,835	10,803,025	41,043,001	30,905,810
Expenses:
Base management fee (See Note 3)	1,790,695	1,297,595	5,117,839	3,556,451
Performance-based incentive fee (See Note 3)	1,444,896	497,716	3,367,931	1,336,660
Interest and expenses on the Credit Facility (See Note 9)	2,398,520	1,276,288	6,197,592	3,338,863
Administrative services expenses (See Note 3)	561,250	200,000	1,683,750	600,000
Other general and administrative expenses	607,499	701,555	1,322,499	1,985,568
Expenses before provision for taxes and amendment costs	6,802,860	3,973,154	17,689,611	10,817,542
Provision for taxes	90,000	—	205,000	—
Credit Facility amendment costs (See Notes 5 and 9)	112,736	—	112,736	907,722
Total expenses	7,005,596	3,973,154	18,007,347	11,725,264
Net investment income	8,185,239	6,829,871	23,035,654	19,180,546
Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain (loss) on investments	2,451,169	189,623	4,961,180	(1,974,097)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	625,872	6,082,410	426,906	(136,573)
Controlled, affiliated investments	22,425	—	22,425	—
Credit Facility (appreciation) depreciation (See Note 5 and 9)	(1,942,856)	317,438	(2,972,262)	532,521
Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(1,294,559)	6,399,848	(2,522,931)	395,948
Net realized and unrealized gain (loss) from investments and Credit Facility	1,156,610	6,589,471	2,438,249	(1,578,149)
Net increase in net assets resulting from operations	$9,341,849	$13,419,342	$25,473,903	$17,602,397
Net increase in net assets resulting from operations per common share (See Note 6)	$0.29	$0.50	$0.86	$0.66
Net investment income per common share	$0.25	$0.26	$0.78	$0.72

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Net increase in net assets from operations:
Net investment income	$23,035,654	$19,180,546
Net realized gain (loss) on investments	4,961,180	(1,974,097)
Net change in unrealized appreciation (depreciation) on investments	449,331	(136,573)
Net change in unrealized (appreciation) depreciation on Credit Facility	(2,972,262)	532,521
Net increase in net assets resulting from operations	25,473,903	17,602,397
Distributions to stockholders	(25,585,463)	(22,854,213)
Capital transactions
Public offering (See Note 1)	80,986,450	—
Offering costs	(470,000)	—
Net increase in net assets resulting from capital transactions	80,516,450	—
Net increase (decrease) in net assets	80,404,890	(5,251,816)
Net assets:
Beginning of period	375,906,828	372,890,449
End of period	$456,311,718	$367,638,633
Undistributed net investment income, end of period	$2,009,837	$3,317,806
Capital share activity:
Shares issued from public offering	5,750,000	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,473,903	$17,602,397
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(449,331)	136,573
Net change in unrealized appreciation (depreciation) on Credit Facility	2,972,262	(532,521)
Net realized (gain) loss on investments	(4,961,180)	1,974,097
Net accretion of discount and amortization of premium	(1,375,901)	(1,263,787)
Purchases of investments	(407,800,909)	(257,653,704)
Payment-in-kind interest	(389,796)	(92,262)
Proceeds from dispositions of investments	314,807,488	97,092,286
Increase in interest receivable	(689,411)	(1,242,098)
Increase in receivable for investments sold	(24,940,277)	—
Increase in prepaid expenses and other assets	(121,042)	(272,729)
Increase in payable for investments purchased	3,485,909	466,411
Increase in interest payable on Credit Facility	320,026	224,266
Increase in base management fee payable	332,070	341,481
(Decrease) increase in performance-based incentive fee payable	(417,973)	494,780
Decrease in accrued other expenses	(111,775)	(485,995)
Net cash used in operating activities	(93,865,937)	(143,210,805)
Cash flows from financing activities:
Public offering	80,986,450	—
Offering costs	(470,000)	—
Distributions paid to stockholders	(25,039,213)	(22,854,213)
Borrowings under Credit Facility (See Notes 5 and 9)	259,802,000	196,807,500
Repayments under Credit Facility (See Notes 5 and 9)	(201,500,000)	(35,500,000)
Net cash provided by financing activities	113,779,237	138,453,287
Net increase (decrease) in cash equivalents	19,913,300	(4,757,518)
Effect of exchange rate changes on cash	127,473	119,406
Cash and cash equivalents, beginning of period	28,910,973	21,428,514
Cash and cash equivalents, end of period	$48,951,746	$16,790,402
Supplemental disclosure of cash flow information:
Interest paid	$5,990,302	$3,114,597
Taxes paid	$256,575	$308,795
Non-cash exchanges and conversions	$35,659,395	$4,547,934

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—145.3% (3), (4)
First Lien Secured Debt—134.4%
Advanced Cable Communications, LLC	08/09/2021	Telecommunications	7.05%	L+575	14,406,250	$14,197,102	$14,406,250
Advanced Cable Communications, LLC (8), (9)	08/09/2021	Telecommunications	—	—	2,000,000	—	—
Alera Group Holdings, Inc.	12/30/2022	Banking, Finance, Insurance and Real Estate	6.56%	L+550	9,024,755	8,943,194	9,024,755
Alera Group Holdings, Inc. (Revolver) (8)	12/30/2021	Banking, Finance, Insurance and Real Estate	6.58%	L+550	287,190	287,190	287,190
Alera Group Holdings, Inc. (Revolver) (8), (9)	12/30/2021	Banking, Finance, Insurance and Real Estate	—	—	1,484,772	—	—
Alera Group Holdings, Inc. (8), (9)	12/30/2022	Banking, Finance, Insurance and Real Estate	—	—	3,159,000	—	—
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.31%	L+525	10,972,500	10,825,676	10,807,912
American Gilsonite Company (8)	12/31/2021	Metals and Mining	15.00%	—	131,472	127,767	138,046
			(PIK 5.00%)
American Scaffold	03/31/2022	Aerospace and Defense	7.80%	L+650	4,812,500	4,750,646	4,764,375
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	7.72%	L+650	6,727,462	6,538,725	6,689,654
AMF Bowling Centers, Inc.	09/19/2023	Retail	8.25%	P+400	14,887,500	14,752,431	14,906,109
Anesthesia Consulting & Management, LP	10/31/2022	Healthcare and Pharmaceuticals	6.55%	L+500	3,980,000	3,943,523	3,940,200
Anesthesia Consulting & Management, LP (8), (9)	10/31/2022	Healthcare and Pharmaceuticals	—	—	1,000,000	—	—
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.80%	L+650	4,912,594	4,830,790	4,838,906
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	8.75%	P+450	12,000,000	11,880,199	11,880,000
Broder Bros., Co., Tranche A	06/03/2021	Consumer Goods: Non-Durable	7.05%	L+575	2,254,494	2,220,630	2,260,130
Broder Bros., Co., Tranche B	06/03/2021	Consumer Goods: Non-Durable	13.55%	L+1,225	2,336,329	2,299,729	2,342,170
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.43%	L+725	15,697,300	15,312,666	15,540,326
By Light Professional IT Services, LLC (Revolver) (8), (9)	05/16/2022	High Tech Industries	—	—	2,311,784	—	—
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	6.05%	L+475	2,450,000	2,432,577	2,352,000
Canyon Valor Companies, Inc.	06/16/2023	Media: Broadcasting and Subscription	7.23%	L+600	7,425,005	7,163,802	7,459,828
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.05%	L+575	11,442,500	11,381,737	11,399,591
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	7.30%	L+600	12,406,250	12,116,179	12,406,250
Charming Charlie LLC	12/24/2019	Retail	9.29%	L+800	3,948,750	3,919,170	3,356,438
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.50%	L+625	4,614,286	4,595,942	4,498,929
Clarus Glassboards LLC	03/16/2023	Construction and Building	6.48%	L+525	5,735,000	5,679,513	5,706,325
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.80%	L+975	6,024,894	5,936,004	5,949,583
Corfin Industries LLC (Revolver) (8), (9)	11/25/2020	Aerospace and Defense	—	—	518,033	—	—
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.73%	L+550	15,128,500	14,922,941	14,981,879
DBI Holding, LLC	08/02/2021	Business Services	6.48%	L+525	9,925,050	9,837,782	9,925,050
DCS Business Services, Inc.	06/19/2018	Business Services	11.75%	L+1,025	1,666,810	1,659,754	1,550,133
			(PIK 3.00%)
Digital Room LLC	11/21/2022	Media: Advertising, Printing and Publishing	7.23%	L+600	6,825,000	6,699,323	6,756,750
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.40%	L+450	4,744,586	4,715,661	4,720,863
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	6.05%	L+475	4,373,643	4,352,789	4,373,643
Driven Performance Brands, Inc. (8)	09/10/2020	Consumer Goods: Durable	5.88%	L+475	7,849,271	7,821,185	7,849,271
Driven Performance Brands, Inc. (Revolver) (8), (9)	09/10/2020	Consumer Goods: Durable	—	—	1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.30%	L+800	16,957,500	16,728,634	16,787,925
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.30%	L+700	7,657,615	7,625,631	7,619,327
Education Networks of America, Inc. (Revolver) (8), (9)	05/06/2021	Telecommunications	—	—	1,304,348	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	8.05%	L+675	10,548,335	10,457,509	10,548,335
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	9.10%	L+800	12,500,000	12,251,111	12,250,000
Hunter Defense Technologies, Inc. (8)	08/05/2019	Aerospace and Defense	7.16%	L+600	5,862,500	5,841,452	5,386,172
Icynene U.S. Acquisition Corp. (6), (10)	11/04/2020	Construction and Building	7.42%	L+625	5,936,032	5,863,862	5,757,950
iEnergizer Limited and Aptara, Inc. (6), (10)	05/01/2019	Business Services	7.25%	L+600	7,387,547	7,345,801	7,313,672
IGM RFE1 B.V. (6), (10), (11)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+800	€12,204,689	12,685,554	13,920,058
Impact Sales, LLC	12/30/2021	Wholesale	8.30%	L+700	8,715,605	8,715,605	8,715,605
Impact Sales, LLC (8), (9)	12/30/2021	Wholesale	—	—	3,234,375	—	—
Innova Medical Ophthalmics Inc. (6), (10)	04/13/2022	Capital Equipment	8.05%	L+675	3,382,120	3,334,543	3,399,031
Innova Medical Ophthalmics Inc. (Revolver) (6), (8), (9), (10)	04/13/2022	Capital Equipment	—	—	530,973	—	2,650
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.80%	L+450	7,600,388	7,444,676	7,600,388
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.30%	L+1,100	4,500,000	4,471,686	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.06%	L+800	6,559,758	6,516,680	6,559,758
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	7.73%	L+650	4,726,503	4,699,752	4,679,238
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.17%	L+700	4,800,000	4,736,178	4,560,000
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.23%	L+900	4,002,471	3,934,642	3,957,552
KHC Holdings, Inc.	10/31/2022	Wholesale	7.30%	L+600	12,148,038	11,976,629	12,148,038
KHC Holdings, Inc. (Revolver) (8), (9)	10/30/2020	Wholesale	—	—	1,209,677	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	10.80%	L+950	10,200,000	10,029,464	10,187,250
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.55%	L+525	4,954,937	4,931,269	3,947,449
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	8.05%	L+675	6,260,513	6,182,470	6,291,817
Lombart Brothers, Inc. (Revolver) (8), (9)	04/13/2022	Capital Equipment	—	—	1,238,938	—	6,195
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.37%	L+525	4,238,073	4,203,102	4,195,692
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.06%	L+600	14,000,000	13,861,925	14,128,380
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	6.55%	L+525	3,385,888	3,341,710	3,385,888

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Marketplace Events LLC (11)	01/27/2021	Media: Diversified and Production	6.25%		P+275	C	$17,114,109	$12,001,661	$13,177,881
Marketplace Events LLC (Revolver) (8)	01/27/2021	Media: Diversified and Production	7.00%		P+275		1,481,752	1,481,752	1,481,752
Marketplace Events LLC (Revolver) (8), (9)	01/27/2021	Media: Diversified and Production	—		—		221,411	—	—
Mission Critical Electronics, Inc. (Revolver) (8), (9)	09/28/2021	Capital Equipment	—		—		883,392	—	(3,936)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	9.48%		L+825		26,294,872	26,749,402	26,524,952
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.30%		L+600		14,812,500	14,409,755	14,590,313
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	7.05%		L+575		8,742,647	8,708,704	7,186,456
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.51%		L+921		2,750,000	2,697,575	2,722,500
Pathway Partners Vet Management Company LLC (8)	08/19/2022	Healthcare and Pharmaceuticals	6.23%		L+500		9,950,148	9,894,285	9,950,148
Pathway Partners Vet Management Company LLC (8), (9)	08/19/2022	Healthcare and Pharmaceuticals	—		—		10,000,000	—	—
Profile Products LLC	01/31/2023	Environmental Industries	6.30%		L+500		10,201,600	10,109,359	10,201,600
Profile Products LLC (8), (9)	01/31/2019	Environmental Industries	—		—		573,770	—	—
Profile Products LLC (Revolver) (8), (9)	01/31/2022	Environmental Industries	—		—		2,459,016	—	—
PT Network, LLC	11/30/2021	Healthcare and Pharmaceuticals	7.70%		L+650		8,469,900	8,399,989	8,469,900
PT Network, LLC (8), (9)	11/30/2021	Healthcare and Pharmaceuticals	—		—		2,291,100	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	6.00%		L+475		9,625,000	9,502,761	9,625,000
Robertshaw US Holding Corp.	06/18/2019	Consumer Goods: Durable	8.50%		L+700		4,168,389	4,154,540	4,164,366
Ryan, LLC	08/07/2020	Business Services	6.98%		L+575		3,727,698	3,689,176	3,697,429
Salient CRGT Inc.	02/28/2022	High Tech Industries	6.98%		L+575		19,875,000	19,496,722	19,725,938
Snak Club, LLC (Revolver) (8)	07/19/2021	Beverage, Food and Tobacco	6.05%		L+500		416,667	416,667	416,667
Snak Club, LLC (Revolver) (8), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		83,333	—	—
Softvision, LLC	05/21/2021	High Tech Industries	6.73%		L+550		8,997,271	8,922,904	8,997,271
Sundial Group Holdings LLC	10/19/2021	Consumer Goods: Non-Durable	7.49%		L+625		7,031,250	6,936,112	7,101,563
Survey Sampling International, LLC	12/16/2020	Business Services	6.30%		L+500		5,394,946	5,369,066	5,381,459
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	6.00%		L+500		8,000,000	7,880,000	7,940,000
Tensar Corporation	07/09/2021	Construction and Building	6.05%		L+475		4,631,234	4,601,977	4,312,837
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.55%		L+525		8,850,236	8,770,433	8,850,236
The Original Cakerie, Co. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.67%		L+550		3,069,103	3,043,425	3,069,103
The Original Cakerie Ltd. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.17%		L+500		5,941,107	5,891,550	5,941,107
The Original Cakerie Ltd. (Revolver) (6), (8), (9), (10)	07/20/2021	Consumer Goods: Non-Durable	—		—		1,418,484	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	12.48%		L+1,125		9,049,123	8,912,584	9,049,123
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.80%		L+850		42,602	42,602	42,602
			(PIK 1.00%)
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.80%		L+850		599,702	573,809	611,696
UniTek Global Services, Inc. (8), (9)	01/14/2019	Telecommunications	—		—		151,090	—	—
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.30%		L+900		3,066,406	3,066,406	3,005,078
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	6.42%		L+525		11,403,377	11,301,289	11,403,377
Veterinary Specialists of North America, LLC (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		2,660,000	—	—
Veterinary Specialists of North America, LLC (Revolver) (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		880,000	—	—
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.30%		L+600		7,406,250	7,370,068	7,461,797
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.73%		L+550		5,083,203	5,045,420	5,095,911
Winchester Electronics Corporation	06/30/2022	Capital Equipment	7.80%		L+650		7,715,141	7,653,253	7,753,717
Winchester Electronics Corporation (8), (9)	06/30/2022	Capital Equipment	—		—		708,333	—	3,542
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.21%		L+800		2,408,884	2,388,846	2,360,706
Total First Lien Secured Debt								610,806,604	613,273,017
Second Lien Secured Debt—7.1%
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.80%		L+1,050		2,000,000	1,975,346	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.30%		L+1,000		11,300,000	10,887,629	10,735,000
			(PIK 5.25%)
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.65%		L+1,050		3,775,000	3,712,030	3,812,750
Novitex Acquisition, LLC	07/07/2021	Business Services	12.32%		L+1,100		11,900,000	11,776,681	11,662,000
Sunshine Oilsands Ltd. (5), (6), (8), (10)	08/01/2017	Energy: Oil and Gas	—	(7)	—		2,812,500	2,790,249	1,518,750
Veritext Corp.	01/30/2023	Business Services	10.30%		L+900		2,690,625	2,621,313	2,636,813
Total Second Lien Secured Debt								33,763,248	32,385,313

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes—1.6% (8)
American Gilsonite Company (5)	12/31/2021	Metals and Mining	17.00%	—	370,370	$370,370	$379,630
			(PIK 17.00%)
Credit Infonet, Inc.	10/26/2020	High Tech Industries	13.00%	—	2,087,079	2,047,329	2,070,964
			(PIK 0.75%)
Sonny's Enterprises, LLC	06/01/2023	Capital Equipment	11.00%	—	4,750,000	4,658,907	4,750,000
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00%	—	164,293	164,293	167,579
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes						7,240,899	7,368,173
Preferred Equity—0.4% (7), (8)
UniTek Global Services, Inc. - Senior Preferred Equity	—	Telecommunications	18.00%	—	448,851	448,851	450,939
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,459,060
Total Preferred Equity						1,119,134	1,909,999
Common Equity/Warrants—1.8% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,572	2,341,398
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	8,203
American Gilsonite Company	—	Metals and Mining	—	—	1,000	215,182	317,062
By Light Investco LP	—	High Tech Industries	—	—	21,908	2,190,771	2,190,771
By Light Investco LP (9)	—	High Tech Industries	—	—	5,592	—	—
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	3,000	300,000	318,665
Corfin InvestCo, L.P. (9)	—	Aerospace and Defense	—	—	3,000	—	—
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—	—	1,141	58,044	191,667
Gauge InfosoftCoInvest, LLC (The Infosoft Group, LLC)	—	Media: Broadcasting and Subscription	—	—	500	500,000	613,596
Patriot National, Inc.	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	25,158
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (12)	—	Telecommunications	—	—	657,233	657,233	657,233
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (9), (12)	—	Telecommunications	—	—	342,767	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	213,739	—	1,307,001
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
Total Common Equity/Warrants						8,650,446	7,970,754
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						661,580,331	662,907,256
Investments in Controlled, Affiliated Portfolio Companies—7.9% (1), (2), (3)
Subordinated Debt/Corporate Notes—5.5%
PennantPark Senior Secured Loan Fund I LLC (8), (10)	05/06/2024	Financial Services	6.28%	L+500	25,200,000	25,200,000	25,200,000
Equity Interests—2.4% (7), (8)
PennantPark Senior Secured Loan Fund I LLC (10)	—	Financial Services	—	—	10,800	10,800,000	10,822,425
Total Investments in Controlled, Affiliated Portfolio Companies						36,000,000	36,022,425
Total Investments—153.2%						697,580,331	698,929,681
Cash and Cash Equivalents—10.7%
BlackRock Federal FD Institutional 30						46,554,984	46,554,984
BNY Mellon Cash						2,311,909	2,396,762
Total Cash and Cash Equivalents						48,866,893	48,951,746
Total Investments and Cash Equivalents—163.9%						$746,447,224	$747,881,427
Liabilities in Excess of Other Assets—(63.9)%							(291,569,709)
Net Assets—100.0%							$456,311,718

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2017, qualifying assets represent 90% of our total assets and non-qualifying assets represent 10% of our total assets.

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

JUNE 30, 2017

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

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $375 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

In May 2017, we and Trinity Universal Insurance Company, or Trinity, a subsidiary of Kemper Corporation (NYSE: KMPR), or Kemper, formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. See Note 4.

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

JUNE 30, 2017

(Unaudited)

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our Taxable Subsidiaries. For the three and nine months ended June 30, 2017, we recorded a provision for taxes of $0.1 million and $0.2 million, respectively, pertaining to U.S. federal excise tax. For both the three and nine months ended June 30, 2016, we did not record a provision for taxes.

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

JUNE 30, 2017

(Unaudited)

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL. See further description of our investment in PSSL in Note 4.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2017, the Investment Adviser earned base management fees of $1.8 million and $5.1 million, respectively, from us. For the three and nine months ended June 30, 2016, the Investment Adviser earned base management fees of $1.3 million and $3.6 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2017, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.8 million and $2.3 million, respectively, from us. For the three and nine months ended June 30, 2016, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $0.5 million and $1.3 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both the three and nine months ended June 30, 2017, the Investment Adviser earned an incentive fee on capital gains of $0.2 million, as calculated under the

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

Investment Management Agreement. For the three and nine months ended June 30, 2016, the Investment Adviser did not earn an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation, if any, will be realized in the future. For the three and nine months ended June 30, 2017, the Investment Adviser accrued an incentive fee on our unrealized and realized capital gains as calculated under GAAP of $0.4 million and $0.9 million, respectively. For the three and nine months ended June 30, 2016, the Investment Adviser did not accrue an incentive fee on our unrealized and realized capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2017. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2017, the Investment Adviser was reimbursed approximately $0.3 million and $1.3 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2016, the Investment Adviser was reimbursed approximately $0.1 million and $0.6 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

For the three and nine months ended June 30, 2017, the Company purchased zero and $38.1 million, respectively, and sold zero and $5.0 million in total investments, respectively, to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gains on those sales amounted to zero and less than $0.1 million, respectively.

For both the three and nine months ended June 30, 2017, we sold $71.0 million investments to PSSL at fair value and recognized $0.4 million of net realized gains.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2017 totaled $136.9 million and $408.2 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $101.2 million and $257.7 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2017 totaled $172.9 million and $314.8 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $40.3 million and $97.1 million, respectively.

Investments, cash and cash equivalents consisted of the following:

	June 30, 2017		September 30, 2016
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$610,806,604	$613,273,017	$549,736,982	$548,410,095
Second lien	33,763,248	32,385,313	38,404,428	36,596,692
Subordinated debt / corporate notes	7,240,899	7,368,173	3,228,083	3,160,372
Subordinated debt in PSSL	25,200,000	25,200,000	—	—
Equity	9,769,580	9,880,753	6,540,774	10,720,366
Equity interests in PSSL	10,800,000	10,822,425	—	—
Total investments	697,580,331	698,929,681	597,910,267	598,887,525
Cash and cash equivalents	48,866,893	48,951,746	28,903,359	28,910,973
Total investments, cash and cash equivalents	$746,447,224	$747,881,427	$626,813,626	$627,798,498

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	June 30, 2017 (1)	September 30, 2016
Healthcare and Pharmaceuticals	8%	10%
Hotel, Gaming and Leisure	8	6
Business Services	7	8
Consumer Goods: Non-Durable	7	4
High Tech Industries	7	10
Consumer Goods: Durable	6	7
Telecommunications	6	6
Aerospace and Defense	5	5
Beverage, Food and Tobacco	5	2
Capital Equipment	5	5
Media: Advertising, Printing and Publishing	5	4
Retail	5	5
Wholesale	5	5
Chemicals, Plastics and Rubber	4	3
Media: Diversified and Production	4	5
Construction and Building	3	3
Media: Broadcasting and Subscription	3	2
Banking, Finance, Insurance and Real Estate	2	2
Consumer Services	1	2
Utilities: Water	—	2
All Other	4	4
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Trinity, a subsidiary of Kemper, formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2017, PSSL had total assets of $77.8 million. PSSL’s portfolio consisted of debt investments in 14 portfolio companies as of June 30, 2017. As of June 30, 2017, at fair value, the largest investment in a single portfolio company in PSSL was $6.1 million and the five largest investments totaled $29.8 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of subordinated notes and equity interests. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of PSSL. As of June 30, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and equity interests. Our investment in PSSL consisted of equity interests of $10.8 million and subordinated notes of $25.2 million as of June 30, 2017. As of the same date, we had commitments to fund subordinated notes to PSSL of $61.3 million, of which $36.1 million was unfunded. As of June 30, 2017, we had commitments to fund equity interests in PSSL of $26.2 million, of which $15.4 million was unfunded.

We and Kemper each appointed two members to PSSL’s four person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each member.

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of June 30, 2017 allowed PSSL Subsidiary to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio:

June 30, 2017
Total investments (1)	$70,707,374
Weighted average cost yield on income producing investments (2)	7.5%
Number of portfolio companies in PSSL	14
Largest portfolio company investment (1)	$6,055,020
Total of five largest portfolio company investments (1)	$29,764,646

(1)	At fair value.
(2)

The weighted average cost yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and principal due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

Below is a listing of PSSL’s individual investments as of June 30, 2017:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
June 30, 2017
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—571.7%
First Lien Secured Debt—571.7%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.23%	L+500	3,766,541	$3,725,241	$3,700,626
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.80%	L+650	4,987,406	4,937,654	4,912,595
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.43%	L+725	5,987,234	5,838,216	5,927,362
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.73%	L+550	4,937,500	4,863,654	4,889,647
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+800	€4,968,553	5,666,884	5,666,884
Impact Sales, LLC	12/30/2021	Wholesale	8.15%	L+700	2,992,481	2,977,543	2,992,481
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.06%	L+600	6,000,000	6,071,161	6,055,020
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.30%	L+500	4,085,733	4,060,081	4,067,531
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.30%	L+600	4,937,500	4,869,692	4,863,438
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.51%	L+921	6,000,000	5,880,288	5,940,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.00%	L+500	4,874,995	4,874,995	4,874,995
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.55%	L+525	5,962,264	5,962,264	5,962,264
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.06%	L+600	4,937,500	5,008,226	4,974,531
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.21%	L+800	6,000,000	5,940,231	5,880,000
Total First Lien Secured Debt						70,676,130	70,707,374
Total Investments in Non-Controlled, Affiliated Portfolio Companies						70,676,130	70,707,374
Cash and Cash Equivalents—48.9%
BlackRock Federal FD Institutional 30						6,046,864	6,046,864
Total Investments and Cash Equivalents—620.6%						$76,722,994	$76,754,238
Liabilities in Excess of Other Assets—(520.6)%							(64,385,753)
Members' Equity—100.0%							$12,368,485

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, EURIBOR or Prime rate. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Euros (€) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statement of Assets and Liabilities

June 30, 2017
(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$70,676,130)	$70,707,374
Cash and cash equivalents (cost—$6,046,864)	6,046,864
Prepaid expenses and other assets	1,047,384
Total assets	77,801,622
Liabilities
Payable for investments purchased	10,541,879
PSSL Credit Facility payable	26,000,000
Subordinated debt payable	28,800,000
Accrued other expenses	91,258
Total liabilities	65,433,137
Members' equity	12,368,485
Total liabilities and members' equity	$77,801,622

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)
For the period May 4, 2017 (inception) through June 30, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$93,441
Total investment income	93,441
Expenses:
Interest and expenses on PSSL Credit Facility	35,680
Interest expense on subordinated debt	50,242
Other general and administrative expenses	13,136
Total expenses	99,058
Net investment loss	(5,617)
Net unrealized gain from investments	31,244
Net increase in members' equity resulting from operations	$25,627

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2017 and 2016, our ability to observe valuation inputs resulted in no reclassifications and one reclassification of an asset from Level 2 to 1, respectively.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids typically include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. We have adopted ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$278,386,014	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	13,180,750	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	334,887,003	Market Comparable	Market Yield	5.6% – 23.3% (8.5%)
Second lien	19,204,563	Market Comparable	Market Yield	12.0% – 14.3% (13.4%)
Subordinated debt / corporate notes	32,568,173	Market Comparable	Market Yield	6.3% – 17.7% (7.8%)
Equity (1)	9,855,595	Enterprise Market Value	EBITDA multiple	5.4x – 9.0x (7.7x)
Total Level 3 investments	$688,082,098
Long-Term Credit Facility	$293,663,760	Market Comparable	Market Yield	3.6%

(1)	Excludes $10.8 million of equity interests in PSSL at fair value, which the Company valued using PSSL’s net asset value.

Asset Category	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$264,299,729	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	8,064,192	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	1,035,937	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	284,110,366	Market Comparable	Market Yield	5.3% – 13.9% (8.3%)
Second lien	28,532,500	Market Comparable	Market Yield	10.2% – 15.9% (13.7%)
Subordinated debt / corporate notes	2,124,435	Market Comparable	Market Yield	15.7% – 16.5% (15.8%)
Equity	7,655,677	Enterprise Market Value	EBITDA multiple	4.3x–9.0x (7.2x)
Total Level 3 investments	$595,822,836
Long-Term Credit Facility	$232,389,498	Market Comparable	Market Yield	3.4%

Our investments, cash and cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$613,273,017	$—	$—	$613,273,017
Second lien	32,385,313	—	—	32,385,313
Subordinated debt / corporate notes	32,568,173	—	—	32,568,173
Equity	20,703,178	25,158	—	20,678,020
Total investments	698,929,681	25,158	—	698,904,523
Cash and cash equivalents	48,951,746	48,951,746	—	—
Total investments, cash and cash equivalents	$747,881,427	$48,976,904	$—	$698,904,523
Long-Term Credit Facility	$293,663,760	$—	$—	$293,663,760

	Fair Value at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
First lien	$548,410,095	$—	$—	$548,410,095
Second lien	36,596,692	—	—	36,596,692
Subordinated debt / corporate notes	3,160,372	—	—	3,160,372
Equity	10,720,366	106,922	2,957,767	7,655,677
Total investments	598,887,525	106,922	2,957,767	595,822,836
Cash and cash equivalents	28,910,973	28,910,973	—	—
Total investments, cash and cash equivalents	$627,798,498	$29,017,895	$2,957,767	$595,822,836
Long-Term Credit Facility	$232,389,498	$—	$—	$232,389,498

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2017
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$548,410,095	$47,412,741	$595,822,836
Net realized gains	1,930,863	385,791	2,316,654
Net unrealized appreciation (depreciation)	3,793,301	(677,348)	3,115,953
Purchases, PIK interest, net discount accretion and non-cash exchanges	357,904,860	51,661,748	409,566,608
Sales, repayments and non-cash exchanges	(298,766,102)	(13,151,426)	(311,917,528)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$613,273,017	$85,631,506	$698,904,523
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$3,084,852	$(487,881)	$2,596,971

	Nine Months Ended June 30, 2016
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$334,957,341	$56,163,940	$391,121,281
Net realized gains (losses)	373,407	(2,443,779)	(2,070,372)
Net unrealized (depreciation) appreciation	(1,497,426)	1,431,253	(66,173)
Purchases, PIK interest, net discount accretion and non-cash exchanges	250,398,992	8,610,761	259,009,753
Sales, repayments and non-cash exchanges	(95,166,566)	(1,925,714)	(97,092,280)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$489,065,748	$61,836,461	$550,902,209
Net change in unrealized depreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(1,117,456)	$(1,910,884)	$(3,028,340)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Long-Term Credit Facility	2017	2016
Beginning Balance (cost – $232,907,500 and $29,600,000, respectively)	$232,389,498	$29,600,000
Net change in unrealized appreciation (depreciation) included in earnings	2,972,262	(532,521)
Borrowings	259,802,000	196,807,500
Repayments	(201,500,000)	(35,500,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $291,209,500 and $190,907,500, respectively)	$293,663,760	$190,374,979

As of June 30, 2017, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	$13,475,018	July 5, 2017	$1,067,517
Euro		€18,000,000	18,702,000	20,529,900	July 3, 2017	1,827,900
			$31,109,501	$34,004,918		$2,895,417

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	$13,338,920	October 3, 2016	$931,419

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had $0.1 million in expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2017, respectively. For the same periods in the prior year, we incurred expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2017, our Credit Facility had a net change in unrealized appreciation of $1.9 million and $3.0 million, respectively. For the three and nine months ended June 30, 2016, our Credit Facility had a net change in unrealized depreciation of $0.3 million and $0.5 million, respectively. As of June 30, 2017 and September 30, 2016, the net unrealized (appreciation) depreciation on our Credit Facility totaled $(2.5) million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2017 were as follows:

Name of Investment	Fair Value at September 30, 2016	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at June 30, 2017	Net Realized Gains (Losses)
Controlled Affiliates
PennantPark Senior Secured Loan Fund I LLC *	$—	$36,000,000	$—	$43,962	$36,022,425	$—
Total Controlled Affiliates	$—	$36,000,000	$—	$43,962	$36,022,425	$—

*

We and Kemper are the members of PSSL, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL make investments in the PSSL in the form of equity interests and subordinated debt, and all portfolio and other material decision regarding PSSL must be submitted to PSSL’s board of directors or investment committee, both of which are comprised of two members appointed by each of PFLT and Kemper. Because management of PSSL is shared equally between us and Kemper, we do not believe we control PSSL for purposes of the 1940 Act or otherwise.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Numerator for net increase in net assets resulting from operations	$9,341,849	$13,419,342	$25,473,903	$17,602,397
Denominator for basic and diluted weighted average shares	32,480,074	26,730,074	29,531,356	26,730,074
Basic and diluted net increase in net assets per share resulting from operations	$0.29	$0.50	$0.86	$0.66

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2017 and September 30, 2016, cash and cash equivalents consisted of money market funds in the amounts of $49.0 million and $28.9 million, respectively, at fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$14.06	$13.95
Net investment income (1)	0.78	0.72
Net change in realized and unrealized gain (loss) (1)	0.08	(0.06)
Net increase in net assets resulting from operations (1)	0.86	0.66
Distributions to stockholders (1), (2)	(0.87)	(0.86)
Net asset value, end of period	$14.05	$13.75
Per share market value, end of period	$14.11	$12.40
Total return* (3)	13.42%	11.68%
Shares outstanding at end of period	32,480,074	26,730,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.74%	2.72%
Ratio of Credit Facility related expenses to average net assets (5)	2.01%	1.46%
Ratio of total expenses to average net assets (5)	5.75%	4.18%
Ratio of net investment income to average net assets (5)	7.38%	7.05%
Net assets at end of period	$456,311,718	$367,638,633
Weighted average debt outstanding	$277,085,083	$112,950,484
Weighted average debt per share (1)	$9.38	$4.23
Asset coverage per unit (6)	$2,554	$2,391
Portfolio turnover ratio	62.21%	26.66%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs.
(5)	Credit Facility amendment costs, if any, are not annualized.
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $375 million as of June 30, 2017, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of June 30, 2017 and September 30, 2016, Funding I had $291.2 million and $232.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had an interest rate of 3.00% and 2.57%, as of June 30, 2017 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The annualized weighted average cost of debt for the nine months ended June 30, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, was 3.02% and 5.01%, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2017, we were in compliance with the covenants relating to our Credit Facility.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2017 and September 30, 2016, we had $47.6 million and $20.0 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had commitments of up to $51.5 million to PSSL as of June 30, 2017, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

Subsequent to quarter-end, we were awarded approximately 14 cents per share in a litigation settlement related to a former portfolio company of MCG Capital Corporation.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments as of June 30, 2017, the related consolidated statements of operations for the three and nine months ended June 30, 2017 and 2016, and the related consolidated statements of changes in net assets and cash flows for the nine month periods ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 22, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of September 30, 2016, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

/s/ RSM US LLP

New York, New York

August 8, 2017

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments and ability to fund capital commitments to PSSL;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt, Brexit and other world economic and political issues.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2017, our portfolio totaled $698.9 million and consisted of $613.3 million of senior secured debt, $32.4 million of second lien secured debt, $32.5 million of subordinated debt and $20.7 million of preferred and common equity. Our debt portfolio consisted of 99% variable-rate investments (including 9% where LIBOR was below the floor) and 1% fixed-rate investments. As of June 30, 2017, we had one company on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $1.4 million. Our overall portfolio consisted of 86 companies with an average investment size of $8.1 million, had a weighted average yield on debt investments of 8.2%, and was invested 88% in senior secured debt, 4% in second lien secured debt, 5% in subordinated debt and 3% in preferred and common equity.

As of September 30, 2016, our portfolio totaled $598.9 million and consisted of $548.4 million of senior secured debt, $36.6 million of second lien secured debt and $13.9 million of subordinated debt, preferred and common equity. Our debt portfolio consisted of 99% variable-rate investments (including 94% where LIBOR was below the floor) and 1% fixed-rate investments. As of September 30, 2016, we had one company on non-accrual, representing 0.2% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $1.0 million. Our overall portfolio consisted of 98 companies with an average investment size of $6.1 million, had a weighted average yield on debt investments of 7.8%, and was invested 92% in senior secured debt, 6% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

For the three months ended June 30, 2017, we invested $136.7 million in four new and 14 existing portfolio companies with a weighted average yield on debt investments of 8.3%. Sales and repayments of investments for the three months ended June 30, 2017 totaled $172.9 million. For the nine months ended June 30, 2017, we invested $407.8 million in 25 new and 37 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the nine months ended June 30, 2017 totaled $314.8 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had $0.1 million in expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2017, respectively. For the same periods in the prior year, we incurred expenses of zero and $0.9 million, respectively, relating to amendment fees on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2017, our Credit Facility had a net change in unrealized appreciation of $1.9 million and $3.0 million, respectively. For the three and nine months ended June 30, 2016, our Credit Facility had a net change in unrealized depreciation of $0.3 million and $0.5 million, respectively. As of June 30, 2017 and September 30, 2016, the net unrealized (appreciation) depreciation on our Credit Facility totaled $(2.5) million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2017 and 2016.

Investment Income

Investment income for the three and nine months ended June 30, 2017 was $15.2 million and $41.0 million, respectively, and was attributable to $13.9 million and $37.1 million from senior secured loans and $1.3 million and $3.9 million from second lien secured debt and subordinated debt. This compares to investment income for the three and nine months ended June 30, 2016, which was $10.8 million and $30.9 million, respectively, and was attributable to $9.0 million and $26.0 million from senior secured loans and the remainder from second lien secured debt and subordinated debt. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2017 totaled $7.0 million and $18.0 million, respectively. Base management fee for the same periods totaled $1.8 million and $5.1 million, incentive fee totaled $1.4 million (including $0.2 million on realized gains and $0.4 million on unrealized gains accrued but not payable) and $3.4 million (including $0.2 million on realized gains and $0.9 million on unrealized gains accrued but not payable), Credit Facility expenses totaled $2.5 million and $6.3 million, general and administrative expenses totaled $1.2 million and $3.0 million and provision for taxes totaled $0.1 million and $0.2 million, respectively. This compares to expenses for the three and nine months ended June 30, 2016, which totaled $4.0 million and $11.7 million, respectively. Base management fee for the same periods totaled $1.3 million and $3.6 million, incentive fee totaled $0.5 million and $1.3 million, Credit Facility expenses totaled $1.3 million and $4.2 million (including $0.9 million of amendment expenses) and general and administrative expenses totaled $0.9 million and $2.6 million, respectively. The increase in expenses compared with the same periods in the prior year was primarily due to increases in base management and incentive fees as a result from the growth of our portfolio.

Net Investment Income

Net investment income totaled $8.2 million and $23.0 million, or $0.25 and $0.78 per share, for the three and nine months ended June 30, 2017, respectively. Net investment income totaled $6.8 million and $19.2 million, or $0.26 and $0.72 per share, for the three and nine months ended June 30, 2016, respectively. The increase in net investment income compared to the same period in the prior year was primarily due to the growth of our portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2017 totaled $172.9 million and $314.8 million and net realized gains totaled $2.5 million and $5.0 million, respectively. Sales and repayments of investments totaled $40.3 million and $97.1 million and realized gains (losses) totaled $0.2 million and $(2.0) million for the three and nine months ended June 30, 2016, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and nine months ended June 30, 2017, we reported a net change in unrealized appreciation on investments of $0.6 million and $0.4 million, respectively. For the three and nine months ended June 30, 2016, we reported a net change in unrealized appreciation (depreciation) on investments of $6.1 million and $(0.1) million, respectively. As of June 30, 2017 and September 30, 2016, our net unrealized appreciation on investments totaled $1.4 million and $1.0 million, respectively. The net change in unrealized appreciation on our investments was driven primarily by changes in capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) on investments that were sold.

For the three and nine months ended June 30, 2017, our Credit Facility had a net change in unrealized appreciation of $1.9 million and $3.0 million, respectively. For the three and nine months ended June 30, 2016, our Credit Facility had a net change in unrealized depreciation of $0.3 million and $0.5 million, respectively. As of June 30, 2017 and September 30, 2016, net unrealized (appreciation) depreciation on our Credit Facility totaled $(2.5) million and $0.5 million, respectively. The change in net unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $9.3 million and $25.5 million, or $0.29 and $0.86 per share, respectively, for the three and nine months ended June 30, 2017. This compares to a net change in net assets resulting from operations which totaled $13.4 million and $17.6 million, or $0.50 and $0.66 per share, respectively, for the three and nine months ended June 30, 2016. The decrease/increase in the change in net assets from operations compared to the same periods in the prior year was primarily due to changes in portfolio investment values during the reporting periods.

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

Funding I’s multi-currency Credit Facility with the Lenders was $375 million as of June 30, 2017, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of June 30, 2017 and September 30, 2016, Funding I had $291.2 million and $232.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had an interest rate of 3.00% and 2.57%, as of June 30, 2017 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The annualized weighted average cost of debt for the nine months ended June 30, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, was 3.02% and 5.01%, respectively. As of June 30, 2017 and September 30, 2016, we had $83.8 million and $117.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2017, we were in compliance with the covenants relating to our Credit Facility.

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

At June 30, 2017 and September 30, 2016, we had cash equivalents of $49.0 million and $28.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $93.9 million for the nine months ended June 30, 2017, and our financing activities provided cash of $113.8 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from our recent equity offering and net borrowings under the Credit Facility.

Our operating activities used cash of $143.2 million for the nine months ended June 30, 2016, and our financing activities provided cash of $138.5 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Trinity, a subsidiary of Kemper, formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2017, PSSL had total assets of $77.8 million. PSSL’s portfolio consisted of debt investments in 14 portfolio companies as of June 30, 2017. As of June 30, 2017, at fair value, the largest investment in a single portfolio company in PSSL was $6.1 million and the five largest investments totaled $29.8 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of subordinated notes and equity interests. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of PSSL. As of June 30, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and equity interests. Our investment in PSSL consisted of equity interests of $10.8 million and subordinated notes of $25.2 million as of June 30, 2017. As of the same date, we had commitments to fund subordinated notes to PSSL of $61.3 million, of which $36.1 million was unfunded. As of June 30, 2017, we had commitments to fund equity interests in PSSL of $26.2 million, of which $15.4 million was unfunded.

We and Kemper each appointed two members to PSSL’s four person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each member.

Additionally, PSSL has entered into the PSSL Credit Facility with Capital One, N.A. through its wholly-owned subsidiary PSSL Subsidiary, which as of June 30, 2017 allowed PSSL Subsidiary to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio:

June 30, 2017
Total investments (1)	$70,707,374
Weighted average cost yield on income producing investments (2)	7.5%
Number of portfolio companies in PSSL	14
Largest portfolio company investment (1)	$6,055,020
Total of five largest portfolio company investments (1)	$29,764,646

(1)	At fair value.
(2)

The weighted average cost yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and principal due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses.

Below is a listing of PSSL’s individual investments as of June 30, 2017:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
June 30, 2017
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—571.7%
First Lien Secured Debt—571.7%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.23%	L+500	3,766,541	$3,725,241	$3,700,626
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.80%	L+650	4,987,406	4,937,654	4,912,595
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.43%	L+725	5,987,234	5,838,216	5,927,362
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.73%	L+550	4,937,500	4,863,654	4,889,647
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+800	€4,968,553	5,666,884	5,666,884
Impact Sales, LLC	12/30/2021	Wholesale	8.15%	L+700	2,992,481	2,977,543	2,992,481
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.06%	L+600	6,000,000	6,071,161	6,055,020
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.30%	L+500	4,085,733	4,060,081	4,067,531
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.30%	L+600	4,937,500	4,869,692	4,863,438
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.51%	L+921	6,000,000	5,880,288	5,940,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.00%	L+500	4,874,995	4,874,995	4,874,995
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.55%	L+525	5,962,264	5,962,264	5,962,264
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.06%	L+600	4,937,500	5,008,226	4,974,531
Worley Claims Services, LLC	10/30/2020	Banking, Finance, Insurance and Real Estate	9.21%	L+800	6,000,000	5,940,231	5,880,000
Total First Lien Secured Debt						70,676,130	70,707,374
Total Investments in Non-Controlled, Affiliated Portfolio Companies						70,676,130	70,707,374
Cash and Cash Equivalents—48.9%
BlackRock Federal FD Institutional 30						6,046,864	6,046,864
Total Investments and Cash Equivalents—620.6%						$76,722,994	$76,754,238
Liabilities in Excess of Other Assets—(520.6)%							(64,385,753)
Members' Equity—100.0%							$12,368,485

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, EURIBOR or Prime rate. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Euros (€) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statement of Assets and Liabilities

June 30, 2017
(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$70,676,130)	$70,707,374
Cash and cash equivalents (cost—$6,046,864)	6,046,864
Prepaid expenses and other assets	1,047,384
Total assets	77,801,622
Liabilities
Payable for investments purchased	10,541,879
PSSL Credit Facility payable	26,000,000
Subordinated debt payable	28,800,000
Accrued other expenses	91,258
Total liabilities	65,433,137
Members' equity	12,368,485
Total liabilities and members' equity	$77,801,622

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)
For the period May 4, 2017 (inception) through June 30, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$93,441
Total investment income	93,441
Expenses:
Interest and expenses on PSSL Credit Facility	35,680
Interest expense on subordinated debt	50,242
Other general and administrative expenses	13,136
Total expenses	99,058
Net investment loss	(5,617)
Net unrealized gain from investments	31,244
Net increase in members' equity resulting from operations	$25,627

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2017, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$291.2	$—	$—	$291.2	$—
Commitment to PSSL	51.5	—	—	—	51.5
Unfunded investments (1)	42.5	—	0.7	26.5	15.3
Total contractual obligations	$385.2	$—	$0.7	$317.7	$66.8

___________________________________

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

Recent Developments

Subsequent to quarter-end, we were awarded approximately 14 cents per share in a litigation settlement related to a former portfolio company of MCG Capital Corporation.

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

During the three and nine months ended June 30, 2017, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $9.3 million and $25.6 million, respectively. For the same periods in the prior year, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $7.6 million and $22.9 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, our debt portfolio consisted of 99% variable-rate investments (including 9% where LIBOR was below the floor) and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Up 1%	$3,438	$0.11
Up 2%	$7,312	$0.23
Up 3%	$11,185	$0.34
Up 4%	$15,059	$0.46

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*

Limited Liability Company Agreement of PennantPark Senior Secured Loan Fund I LLC, dated as of May 4, 2017, by and between PennantPark Floating Rate Capital Ltd. and Trinity Universal Insurance Company.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 8, 2017	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)