Form 10-K
period 2017-09-30
PennantPark Floating Rate Capital Ltd.
filed 2017-11-30
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2017 based on the closing price on that date of $13.94 on the NASDAQ Global Select Market was approximately $448 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 38,480,074 shares of the Registrant’s common stock outstanding as of November 30, 2017.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt and subordinated debt and, to a lesser extent, equity investments. We seek to create a diversified portfolio by generally targeting an investment size between $5 million and $30 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

In May 2017, we and a subsidiary of Kemper Corporation (NYSE: KMPR), Trinity Universal Insurance Company, or Kemper, formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested $6.8 billion in 455 companies with almost 180 different financial sponsors through its managed funds.

Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC. The Administrator assists in the determination and publication of our net asset value, or NAV, oversees the preparation and filing of our tax returns, and monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator offers, on our behalf, significant managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

•

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors.

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

Leverage

As of September 30, 2017, we maintained a $375 million Credit Facility, which matures in August 2020, with SunTrust Bank and other lenders, or the Lenders. During the Credit Facility’s revolving period, which extends to August 2018, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, under which we had $253.8 million outstanding as of September 30, 2017. The annualized weighted average cost of debt for the year ended September 30, 2017, inclusive of the fee on the undrawn commitment on the Credit Facility and amendment costs, was 3.14%. As of September 30, 2017 and 2016, we had $121.2 million and $117.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. We believe that our capital resources provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage ratio of the 1940 Act, may generally range between 70% and 90% of our net assets, or 40% to 50% of our Managed Assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Investment Policy Overview

We seek to create a diversified portfolio primarily of Floating Rate Loans by generally targeting an investment size of $5 million to $30 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt and subordinated debt and, to a lesser extent, equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such unrated companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. In addition, we expect our debt investments to range in maturity from three to ten years.

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

First Lien Secured Debt

Structurally, first lien secured debt ranks senior in priority of payment to second lien secured debt, subordinated debt and equity and benefits from a senior security interest in the assets of the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to second lien secured debt and subordinated debt, first lien secured debt generally earns a lower return than second lien secured debt and subordinated debt. In some cases first lien secured debt lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Second Lien Secured Debt

Second lien secured debt usually ranks junior in priority of payment to first lien secured debt. Second lien secured debt holds a second priority with regard to right of payment in the event of insolvency. Second lien secured debt ranks senior to subordinated debt and common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to first lien secured debt, second lien secured debt generally earns a higher return than first lien secured debt. In many cases, second lien secured debt investors receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Subordinated Debt

Structurally, subordinated debt usually ranks junior in priority of payment to first lien secured debt and second lien secured debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. Subordinated debt ranks senior to common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to first lien secured debt and second lien secured debt, subordinated debt generally earns a higher return than first lien secured debt and second lien secured debt. In many cases, subordinated debt investors receive opportunities to invest directly in the equity securities of borrowers, and from time to time, may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

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

Typically, our second lien secured debt and subordinated debt investments have maturities of three to ten years. Second lien secured debt and subordinated debt may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our second lien secured debt and subordinated debt may be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

Managerial Assistance

We offer significant managerial assistance to our portfolio companies. As a BDC, we are required to make available such significant managerial assistance within the meaning of Section 55 of the 1940 Act. See “Regulation” for more information.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2017 (1)	Portfolio Company	2016
Montreign Operating Company, LLC	4%	Marketplace Events LLC	3%
Advanced Cable Communications	3	Advanced Cable Communications, LLC	2
By Light Professional IT Services, LLC	3	ALG USA Holdings, LLC	2
Country Fresh Holdings, LLC	3	AMF Bowling Centers, Inc.	2
East Valley Tourist Development Authority	3	CD&R TZ Purchaser, Inc.	2
Marketplace Events LLC	3	CRGT Inc.	2
Pathway Partners Vet Management Company LLC	3	Efficient Collaborative Retail Marketing Company, LLC	2
Salient CRGT Inc.	3	KHC Holdings, Inc.	2
DecoPac, Inc.	2	Novitex Acquisition, LLC	2
LSF9 Atlantis Holdings, LLC	2	Triad Manufacturing, Inc.	2

Industry	2017 (1)	Industry	2016
High Tech Industries	10%	Healthcare and Pharmaceuticals	10%
Healthcare and Pharmaceuticals	9	High Tech Industries	10
Consumer Goods: Non-Durable	8	Business Services	8
Hotel, Gaming and Leisure	8	Consumer Goods: Durable	7
Beverage, Food and Tobacco	7	Hotel, Gaming and Leisure	6
Telecommunications	7	Telecommunications	6
Consumer Goods: Durable	6	Aerospace and Defense	5
Aerospace and Defense	5	Media: Diversified and Production	5
Capital Equipment	5	Retail	5
Wholesale	5	Wholesale	5

(1)	Excludes investments in PSSL.

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the fiscal years ended September 30, 2017, 2016 and 2015, the Investment Adviser earned a base management fee of $6.9 million, $5.0 million and $3.6 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2017, 2016 and 2015, the Investment Adviser earned $4.9 million, $3.7 million and $2.2 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2017, 2016 and 2015, we accrued an incentive fee on capital gains of approximately $0.1 million, zero and $(0.4) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2017, 2016 and 2015 was $1.2 million, $1.1 million and $(0.7) million, respectively.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2017. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2018. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2017, 2016 and 2015, we reimbursed the Investment Adviser approximately $1.7 million, $0.8 million and $0.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2018. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2017, PSSL had total assets of $103.8 million. As of the same date, we and Kemper had remaining commitments to fund subordinated notes and equity interests in PSSL in an aggregate of $50.9 million. PSSL’s portfolio consisted of debt investments in 18 portfolio companies as of September 30, 2017. As of September 30, 2017, at fair value, the largest investment in a single portfolio company in PSSL was $8.1 million and the five largest investments totaled $34.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of subordinated notes and equity interests. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of PSSL. As of September 30, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and equity interests. Our investment in PSSL consisted of subordinated notes of $30.1 million and equity interests of $12.9 million as of September 30, 2017. As of the same date, we had commitments to fund subordinated notes to PSSL of $61.3 million, of which $31.2 million was unfunded. As of September 30, 2017, we had commitments to fund equity interests in PSSL of $26.2 million, of which $13.3 million was unfunded.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of securities we own or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any registered investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of more than one registered investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. None of these policies are fundamental and they may be changed without stockholder approval.

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

Managerial Assistance to Portfolio Companies

As a BDC, we are required to make available significant managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 55 of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such significant managerial assistance. Making available significant managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator may provide assistance to controlled affiliates.

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gains, determined without regard to any deduction for dividends paid, we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders. Additionally, upon satisfying these requirements, we will be subject to U.S. federal income tax at the regular corporate rates on any investment company taxable income or net capital gains, determined without regard to any deduction for dividends paid, that is not distributed (or not deemed to have been distributed) as dividends for U.S. federal income tax purposes to our stockholders.

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

We invest in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless debt instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to continue to maintain our qualification to be subject to tax as a RIC.

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

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, uncertainty regarding the United Kingdom referendum decision to leave the European Union (the so called “Brexit”), continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The significant disruptions in the capital markets experienced in the past has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

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

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order for us to grow, our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any current or future employees will contribute effectively to the work of, or remain associated with, the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide and currently do provide significant managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the 90% Income Test, the Diversification Tests, and the Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for preceding years that was not distributed during such years and on which we did not incur any corporate income tax.

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

If we are unable to satisfy the Annual Distribution Requirement, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may lose our ability to be subject to tax as a RIC and thus be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our ability to be subject to tax as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

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

As a BDC, we are required to meet a 200% asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is an extensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. The quarterly process includes preliminary valuation conclusions, engagement of independent valuation firms and review by those firms of preliminary valuation conclusions. By contrast, the procedures in connection with an offering may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions and the rules and regulations of the SEC permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

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

Our current debt is governed by the terms of the Credit Facility and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

As of September 30, 2017, we had outstanding borrowings of $253.8 million under our Credit Facility with a current interest rate of 3.18%, exclusive of the fees on the undrawn commitment. To cover the annual interest on our borrowings of $253.8 million outstanding as of September 30, 2017, at the weighted average annual rate of 3.18%, we would have to receive an annual yield of at least 1.13%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2017 of 34% of total assets (including such borrowed funds), at the current interest rate at the time of 3.18%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(18.1)%	(9.9)%	(1.8)%	6.4%	14.6%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the distributions on any preferred stock we issue must be cumulative. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Payment of distributions on, and repayment of the liquidation preference of, such preferred stock would typically take preference over any distributions or other payments to our common stockholders. Also, preferred stockholders are not typically subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Furthermore, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Also, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in the best interest of stockholders.

We may in the future determine to fund a portion of our investments with debt securities, which would magnify the potential for loss and the risks of investing in us.

As a result of any issuance of debt securities and borrowings under our Credit Facility, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings, if any, are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of any publicly issued debt securities. Our credit ratings may not reflect the potential impact of risks related to market conditions or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

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

Except for management fees that PennantPark Investment Advisers has irrevocably directed to be paid to us, we receive cash from Funding I only to the extent that we receive distributions on our equity interests in Funding I. Funding I may make equity distributions on such interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the Lenders and other secured parties are paid in full. In the event that we fail to receive cash from Funding I, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

There are significant potential conflicts of interest which could impact our investment returns.

The professionals of the Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of us that currently exist or may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, may serve as officers and directors of our affiliated funds. In addition, we note that any affiliated investment vehicles currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it is forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with any other affiliates that the Investment Adviser currently has or forms in the future, subject to compliance with applicable regulations and regulatory guidance, our exemptive relief and our allocation procedures.

In the ordinary course of our investing activities, we pay investment advisory and incentive fees to the Investment Adviser, and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict. For example, the Investment Adviser may seek to invest in more speculative investments in order to increase its incentive fee, which practice could result in higher investment losses, particularly during economic downturns.

We have entered into the License Agreement with PennantPark Investment Advisers, pursuant to which the Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon 60 days’ written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.

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

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers. We, along with our Investment Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. However, the current presidential administration has announced its intention to repeal, amend or replace certain portions of the Dodd-Frank Act and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act might be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Act or implementing its regulations or any repeal or revision thereto will have on our business, financial condition and results of operations.

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

All of our investments are recorded using broker or dealer quotes, if available, or at fair value as determined in good faith by our board of directors. We expect that most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair values of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information. As a result, there will be uncertainty as to the value of our portfolio investments.

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

We may acquire our investments directly from the issuer in privately negotiated transactions. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. We typically exit our investments when the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering of the company, but we are generally not required to do so.

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

We intend to invest primarily in Floating Rate Loans, which may consist of first lien secured debt, second lien secured debt, subordinated debt and selected equity investments issued by U.S. middle-market companies.

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

We may acquire Floating Rate Loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the Floating Rate Loan with respect to which we are buying a participation as we would conduct if we were investing directly in the Floating Rate Loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such Floating Rate Loans than we expected when initially purchasing the participation. Floating Rate Loans can be first lien secured debt, second lien secured debt or subordinated debt.

2.

First Lien Secured Debt: When we extend first lien secured debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this may not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a first lien secured debt investment is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

3.

Second Lien Secured Debt: Our second lien secured debt usually ranks junior in priority of payment to first lien secured debt. Second lien secured debt holds a second priority with regard to right of payment in the event of insolvency. Second lien secured debt ranks senior to subordinated debt and common and preferred equity in borrowers’ capital structures. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our second lien secured debt investments, such investments may be of greater risk than cash paying loans.

4.

Subordinated Debt: Our subordinated debt usually ranks junior in priority of payment to first lien secured debt and second lien secured debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. Subordinated debt ranks senior to common and preferred equity in borrowers’ capital structures. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our subordinated debt investments, such investments may be of greater risk than cash paying loans.

5.

Equity Investments: We have made and expect to continue to make select equity investments, all of which are subordinated to debt investments. In addition, when we invest in first lien secured debt, second lien secured debt or subordinated debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all. Furthermore, we may hold equity investments in partnerships through a taxable subsidiary for federal income tax purposes. Upon sale or exit of such investment, we may pay taxes at regular corporate tax rates, which will reduce the amount of gains or dividends available for distributions to our stockholders.

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

Under the 1940 Act we may invest up to 30% of our assets in investments that are not qualifying assets for BDCs. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

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

We believe that most of our debt and equity investments do and will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we have not invested a sufficient portion of our assets in qualifying assets at the time of a proposed investment, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies and compliance with the RIC tax regulations. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Diversification Requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $14.48 and $13.23 on September 30, 2017 and 2016, respectively. Our NAV per share was $14.10 and $14.06 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, or the Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

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

As of September 30, 2017, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

None of us, our Investment Adviser or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions declared per share since October 1, 2015.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices		of High Sale	of Low Sale	Distributions
Period	NAV(1)	High	Low	Price to NAV(2)	Price to NAV(2)	Declared
Fiscal Year Ended September 30, 2017
Fourth quarter	$14.10	$14.48	$13.96	3%	(1)%	$0.285
Third quarter	14.05	14.25	13.61	1	(3)	0.285
Second quarter	14.05	14.17	13.42	1	(4)	0.285
First quarter	14.11	14.17	12.44	—	(12)	0.285
Fiscal Year Ended September 30, 2016
Fourth quarter	14.06	13.26	12.54	(6)	(11)	0.285
Third quarter	13.75	12.51	11.58	(9)	(16)	0.285
Second quarter	13.54	11.70	10.09	(14)	(25)	0.285
First quarter	13.73	12.42	10.79	(10)	(21)	0.285

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $14.48 and $13.23 on September 30, 2017 and 2016, respectively. Our NAV per share was $14.10 and $14.06 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 30, 2017, we had 40 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2017.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2017.

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

Record Dates	Payment Dates	Distributions Declared
Fiscal Year Ended September 30, 2017
September 20, 2017	October 2, 2017	$0.095
August 18, 2017	September 1, 2017	0.095
July 20, 2017	August 1, 2017	0.095
June 21, 2017	July 3, 2017	0.095
May 19, 2017	June 1, 2017	0.095
April 19, 2017	May 1, 2017	0.095
March 22, 2017	April 3, 2017	0.095
February 17, 2017	March 1, 2017	0.095
January 20, 2017	February 1, 2017	0.095
December 22, 2016	January 3, 2017	0.095
November 18, 2016	December 1, 2016	0.095
October 20, 2016	November 1, 2016	0.095
Total		$1.140
Fiscal Year Ended September 30, 2016
September 21, 2016	October 3, 2016	$0.095
August 19, 2016	September 1, 2016	0.095
July 20, 2016	August 1, 2016	0.095
June 20, 2016	July 1, 2016	0.095
May 20, 2016	June 1, 2016	0.095
April 20, 2016	May 2, 2016	0.095
March 18, 2016	April 1, 2016	0.095
February 18, 2016	March 1, 2016	0.095
January 20, 2016	February 1, 2016	0.095
December 24, 2015	January 4, 2016	0.095
November 19, 2015	December 1, 2015	0.095
October 21, 2015	November 2, 2015	0.095
Total		$1.140

In January 2018, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2017 and 2016 from ordinary income (including short-term gains), if any, totaled $34.8 million and $30.5 million, or $1.15 and $1.14 per share, respectively, based on the weighted average shares outstanding for the respective periods.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2012, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

	For the years ended September 30,
	2017	2016	2015	2014	2013
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$59,497	$46,301	$30,355	$30,357	$18,867
Total expenses	26,052	18,965	12,695	13,721	8,344
Net investment income	33,445	27,336	17,660	16,636	10,523
Net realized and unrealized gain (loss)	2,880	6,153	(5,156)	3,878	1,461
Net increase in net assets resulting from operations	36,325	33,489	12,504	20,514	11,985
Per share data:
Net asset value	14.10	14.06	13.95	14.40	14.10
Net investment income (1)	1.10	1.02	1.08	1.12	1.10
Net realized and unrealized gain (loss) (1)	0.10	0.23	(0.31)	0.26	0.15
Net increase in net assets resulting from operations (1)	1.20	1.25	0.77	1.38	1.25
Distributions declared (1), (2)	1.15	1.14	1.16	1.08	1.05
Consolidated Statements of Assets and Liabilities data:
Total assets	747,345	631,420	416,120	372,874	328,802
Total investment portfolio	710,499	598,888	391,312	348,428	317,804
Credit Facility payable (3)	256,858	232,389	29,600	146,949	99,600
Total net asset value	457,906	375,907	372,890	214,528	210,066
Other data:
Total return (4)	18.71%	21.77%	(6.01)%	8.05%	17.17%
Number of portfolio companies (5)	82	98	76	72	83
Yield on debt portfolio (5)	8.0%	7.8%	7.9%	8.2%	8.1%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)

The tax status of our distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP and is reported on Form 1099-DIV each calendar year to stockholders subject to such information reporting.

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

Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and other investments bearing a variable-rate of interest. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt and subordinated debt and, to a lesser extent, equity investments. We seek to create a diversified portfolio by generally targeting an investment size between $5 million and $30 million, on average, although we expect that this investment size will vary proportionately with the size of our capital base.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC 450-30.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2017, our portfolio totaled $710.5 million and consisted of $609.7 million of first lien secured debt, $37.8 million of second lien secured debt, $37.5 million of subordinated debt (including $30.1 million in PSSL) and $25.5 million of preferred and common equity (including $13.4 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments (including 7% where LIBOR was below the floor) and 1% fixed-rate investments. As of September 30, 2017, we had one company on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $2.0 million. Our overall portfolio consisted of 82 companies with an average investment size of $8.7 million, had a weighted average yield on debt investments of 8.0%, and was invested 86% in first lien secured debt, 5% in second lien secured debt, 5% in subordinated debt (including 4% in PSSL) and 4% in preferred and common equity (including 2% in PSSL). As of September 30, 2017, all of the investments held in PSSL were first lien secured debt.

As of September 30, 2016, our portfolio totaled $598.9 million and consisted of $548.4 million of first lien secured debt, $36.6 million of second lien secured debt, $3.2 million of subordinated debt and $10.7 million of preferred and common equity. Our debt portfolio consisted of 99% variable-rate investments (including 94% where LIBOR was below the floor) and 1% fixed-rate investments. As of September 30, 2016, we had one company on non-accrual, representing 0.2% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $1.0 million. Our overall portfolio consisted of 98 companies with an average investment size of $6.1 million, had a weighted average yield on debt investments of 7.8%, and was invested 92% in first lien secured debt, 6% in second lien secured debt and 2% in subordinated debt, preferred and common equity.

For the fiscal year ended September 30, 2017, we invested $508.9 million of investments in 29 new and 49 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the year ended September 30, 2017 totaled $406.5 million.

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

Our portfolio generally consist of illiquid securities, including debt and equity investments. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.1 million, $0.9 million and $2.3 million, relating to amendment fees on the Credit Facility during the years ended September 30, 2017, 2016 and 2015, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2017, 2016 and 2015, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(3.6) million, $0.5 million and $0.5 million, respectively. As of September 30, 2017 and 2016, the net unrealized (appreciation) depreciation on our Credit Facility totaled $(3.1) million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments and Credit Facility during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair value of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for us to maintain our ability to be subject to tax as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends for U.S. federal income tax purposes, even though we have not collected any cash with respect to interest on PIK securities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the fiscal years ended September 30, 2017, 2016 and 2015.

Investment Income

Investment income for the fiscal year ended September 30, 2017 was $59.5 million (including $4.6 million from a litigation settlement related to a former portfolio company of MCG, which is not expected to be recurring) and was attributable to $50.0 million from first lien secured debt, $4.0 million from second lien secured debt and $0.9 million from subordinated debt. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Investment income for the fiscal year ended September 30, 2016 was $46.3 million (including $3.3 million from a litigation settlement related to a former portfolio company of MCG, which is not expected to be recurring) and was attributable to $33.1 million from first lien secured debt, $6.1 million from second lien secured debt and $3.8 million from subordinated debt. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Investment income for the fiscal year ended September 30, 2015 was $30.4 million and was attributable to $23.5 million from first lien secured debt, $5.7 million from second lien secured debt and $1.2 million from subordinated debt.

Expenses

Expenses for the fiscal year ended September 30, 2017 totaled $26.1 million. Base management fee for the same period totaled $6.9 million, incentive fee totaled $6.2 million (including $0.1 million on realized gains and $1.2 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $8.5 million (including $0.1 million of Credit Facility amendment expenses), general and administrative expenses totaled $4.2 million and provision for taxes totaled $0.3 million. The increase in expenses over the prior year was primarily due to increases in base management and incentive fees as a result from the growth of our portfolio.

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

Net Investment Income

Net investment income totaled $33.4 million or $1.10 per share, $27.3 million or $1.02 per share and $17.7 million or $1.08 per share, for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The increase in net investment income compared to the prior year was primarily due to the growth of our portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the fiscal years ended September 30, 2017, 2016 and 2015 totaled $406.5 million, $164.2 million and $195.0 million, respectively. Net realized gains (losses) totaled $5.4 million, $(1.4) million and $0.4 million for the same periods, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the fiscal years ended September 30, 2017, 2016 and 2015, we reported unrealized appreciation (depreciation) on investments of $1.1 million, $7.0 million and $(6.1) million, respectively. As of September 30, 2017 and 2016, net unrealized appreciation on investments totaled $2.0 million and $1.0 million, respectively. The net change in unrealized appreciation (depreciation) on our investments for fiscal year ended September 30, 2017 compared to the prior year was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments sold.

For the fiscal years ended September 30, 2017, 2016 and 2015, our Credit Facility had a change in unrealized (appreciation) depreciation of $(3.6) million, $0.5 million and $0.5 million, respectively. As of September 30, 2017 and 2016, net unrealized (appreciation) depreciation on our Credit Facility totaled $(3.1) million and $0.5 million, respectively. The change for fiscal year ended September 30, 2017 compared to the prior year was due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $36.3 million or $1.20 per share, $33.5 million or $1.25 per share and $12.5 million or $0.77 per share, for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The dollar increase in the net change in net assets from operations for fiscal year ended September 30, 2017 compared to the prior year reflects the change in portfolio investment valuation during the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, our Credit Facility, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our Credit Facility, the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Funding I’s multi-currency Credit Facility with the Lenders was $375 million as of September 30, 2017, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of September 30, 2017 and 2016, Funding I had $253.8 million and $232.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.18% and 2.57%, exclusive of the fee on undrawn commitments as of September 30, 2017 and 2016, respectively.

The annualized weighted average cost of debt for the fiscal years ended September 30, 2017, 2016 and 2015, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and amendment costs, was 3.14%, 4.16% and 4.48%, respectively. As of September 30, 2017 and 2016, we had $121.2 million and $117.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to regulatory restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2017, we were in compliance with the covenants relating to our Credit Facility.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the years ended September 30, 2017, 2016 and 2015, we issued 5.8 million, zero and 11.8 million shares, respectively. As a result, we raised approximately $81.0 million, zero and $164.7 million in gross proceeds from issuances of our equity capital.

On September 30, 2017 and 2016, we had cash equivalents of $18.9 million and $28.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $76.7 million for the year ended September 30, 2017, and our financing activities provided cash of $67.1 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from our February 2017 equity offering and net borrowings under the Credit Facility.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2017, PSSL had total assets of $103.8 million. As of the same date, we and Kemper had remaining commitments to fund subordinated notes and equity interests in PSSL in an aggregate of $50.9 million. PSSL’s portfolio consisted of debt investments in 18 portfolio companies as of September 30, 2017. As of September 30, 2017, at fair value, the largest investment in a single portfolio company in PSSL was $8.1 million and the five largest investments totaled $34.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of subordinated notes and equity interests. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of PSSL. As of September 30, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and equity interests. Our investment in PSSL consisted of subordinated notes of $30.1 million and equity interests of $12.9 million as of September 30, 2017. As of the same date, we had commitments to fund subordinated notes to PSSL of $61.3 million, of which $31.2 million was unfunded. As of September 30, 2017, we had commitments to fund equity interests in PSSL of $26.2 million, of which $13.3 million was unfunded.

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

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of September 30, 2017 allowed PSSL Subsidiary to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

September 30, 2017
Total investments	$99,994,314
Weighted average cost yield on income producing investments	7.2%
Number of portfolio companies in PSSL	18
Largest portfolio company investment	$8,080,000
Total of five largest portfolio company investments	$34,935,330

Below is a listing of PSSL’s individual investments as of September 30, 2017:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—651.7%
First Lien Secured Debt—651.7%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.24%	L+500	5,664,954	$5,597,299	$5,636,629
Anvil International, LLC	08/01/2024	Construction and Building	5.50%	L+450	5,000,000	4,950,000	5,025,000
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.83%	L+650	4,955,919	4,908,646	4,906,360
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.57%	L+725	5,961,702	5,819,267	5,961,702
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.08%	L+575	7,500,000	7,453,125	7,425,000
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.24%	L+500	4,875,132	4,875,132	4,807,559
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	5.75%	L+475	8,000,000	7,960,000	8,080,000
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.55%	L+425	4,744,586	4,732,725	4,720,863
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.06%	L+475	5,000,000	4,951,225	5,000,000
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+800	€4,937,107	5,742,092	5,836,653
Impact Sales, LLC	12/30/2021	Wholesale	8.30%	L+700	4,984,962	4,970,404	4,984,963
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.24%	L+600	7,453,125	7,521,186	7,468,628
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.33%	L+500	4,075,442	4,050,930	4,058,871
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.33%	L+600	4,875,000	4,810,511	4,801,875
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.52%	L+918	6,000,000	5,885,356	6,000,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.24%	L+500	4,843,745	4,843,745	4,843,745
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.58%	L+525	5,530,997	5,530,997	5,530,997
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.34%	L+600	4,875,000	4,942,263	4,905,469
Total First Lien Secured Debt						99,544,903	99,994,314
Total Investments in Non-Controlled, Affiliated Portfolio Companies						99,544,903	99,994,314
Cash and Cash Equivalents—15.5%
BlackRock Federal FD Institutional 30						2,226,430	2,226,430
BNY Mellon Cash						144,739	144,833
Total Cash and Cash Equivalents						2,371,169	2,371,263
Total Investments and Cash Equivalents—667.2%						$101,916,072	$102,365,577
Liabilities in Excess of Other Assets—(567.2)%							(87,022,556)
Members' Equity—100.0%							$15,343,021

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

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statement of Assets and Liabilities

September 30, 2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$99,544,903)	$99,994,314
Cash and cash equivalents (cost—$2,371,169)	2,371,263
Interest receivable	332,980
Prepaid expenses and other assets	1,131,029
Total assets	103,829,586
Liabilities
Payable for investments purchased	27,095,850
PSSL Credit Facility payable	26,783,885
Subordinated notes payable	34,400,000
Interest payable on PSSL Credit Facility	97,531
Interest payable on subordinated notes	12,107
Accrued other expenses	97,192
Total liabilities	88,486,565
Commitments and contingencies (1)
Members' equity
Paid-in capital	14,742,857
Undistributed net investment income	120,575
Accumulated net realized gain on investments	100,920
Net unrealized appreciation on investments	449,505
Net unrealized appreciation on foreign currency translations	(70,836)
Total members' equity	15,343,021
Total liabilities and members' equity	$103,829,586

(1)	PSSL had no outstanding commitments to fund investments as of September 30, 2017.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
For the period May 4, 2017 (inception) through September 30, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$1,365,433
Total investment income	1,365,433
Expenses:
Interest and expenses on PSSL Credit Facility	442,554
Interest expense on subordinated notes	585,840
Administrative services expenses	67,528
Other general and administrative expenses (1)	148,936
Total expenses	1,244,858
Net investment income	120,575
Realized and unrealized gain on investments and foreign currency translations
Net realized gain on investments	100,920
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	449,505
Foreign currency translations	(70,836)
Net change in unrealized appreciation on investments and foreign currency translations	378,669
Net realized and unrealized gain from investments and foreign currency translations	479,589
Net increase in members' equity resulting from operations	$600,164

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed on the Statement of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2017, including borrowings under our Credit Facility and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$253.8	$—	$—	$253.8	$—
Unfunded commitments to PSSL	44.5	—	—	—	44.5
Unfunded investments (1)	30.6	—	0.7	24.7	5.2
Total contractual obligations	$328.9	$—	$0.7	$278.5	$49.7

(1)	Unfunded investments are disclosed in the Consolidated Schedule of Investments and Note 12 of our Consolidated Financial Statements.

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

Under our Administration Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Distributions

In order to be treated as a RIC for federal income tax purposes and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

During the years ended September 30, 2017, 2016 and 2015, we declared distributions of $1.14, $1.14 and $1.12 per share, respectively, for total distributions of $34.8 million, $30.5 million and $18.9 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. An amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has evaluated this guidance and determined it will have no material impact on its financial statements.

RECENT DEVELOPMENTS

Subsequent to September 30, 2017, we completed a follow-on public offering of approximately 6.3 million shares of common stock at a public offering price of $14.15 per share resulting in net proceeds of approximately $88.0 million. The Investment Adviser paid approximately $2.1 million as a portion of the sales load payable to the underwriters. We are not obligated to repay the sales load paid by our Investment Adviser.

On November 9, 2017, we entered into an amendment to our Credit Facility to, among other things, (i) increase the size of the Credit Facility from $375 million to $380 million, (ii) extend the reinvestment period to November 9, 2020 and (iii) extend the maturity date to November 9, 2022. The interest rate of LIBOR plus 200 basis points remains unchanged.

On November 28, 2017, we priced an offering of $138.6 million of our 3.83% Series A Notes, or the 2023 Notes. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% on December 15, 2023. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2023 Notes are listed on the Tel Aviv Stock Exchange, or TASE. In connection with this offering, we have dual listed our common stock on TASE.

On November 22, 2017, we terminated our dividend reinvestment plan. The termination of the plan will apply to the reinvestment of cash distributions paid on or after December 22, 2017.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, our debt portfolio consisted of 99% variable-rate investments (including 7% where LIBOR was below the floor) and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(3,982)	$(0.12)
Up 1%	$3,982	$0.12
Up 2%	$8,269	$0.26
Up 3%	$12,604	$0.39
Up 4%	$16,940	$0.52

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2017. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2017, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2017. This report appears on page 46.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2017, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Floating Rate Capital Ltd. and its Subsidiaries as of September 30, 2017 and 2016, and the results of their operations, changes in net assets and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Floating Rate Capital Ltd. and its Subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 30, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

New York, New York

November 30, 2017

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiaries’ (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PennantPark Floating Rate Capital Ltd. and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries, including the schedules of investments as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 30, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York

November 30, 2017

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	September 30, 2016
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$665,514,821 and $597,910,267, respectively)	$666,973,639	$598,887,525
Controlled, affiliated investments (cost—$43,000,000 and $0, respectively)	43,525,143	—
Total of investments (cost—$708,514,821 and $597,910,267, respectively)	710,498,782	598,887,525
Cash and cash equivalents (cost—$18,847,673 and $28,903,359, respectively)	18,910,756	28,910,973
Interest receivable	2,520,506	2,480,406
Receivable for investments sold	14,185,850	—
Prepaid expenses and other assets	1,229,505	1,141,191
Total assets	747,345,399	631,420,095
Liabilities
Distributions payable	3,085,607	2,539,357
Payable for investments purchased	21,730,512	14,935,970
Credit Facility payable (cost—$253,783,301 and $232,907,500, respectively) (See Notes 5 and 11)	256,858,457	232,389,498
Interest payable on Credit Facility	693,787	531,926
Base management fee payable (See Note 3)	1,784,806	1,458,625
Performance-based incentive fee payable (See Note 3)	5,061,217	3,454,914
Accrued other expenses	224,739	202,977
Total liabilities	289,439,125	255,513,267
Commitments and contingencies (See Note 12)
Net assets
Common stock, 32,480,074 and 26,730,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	32,480	26,730
Paid-in capital in excess of par value	451,448,872	371,194,366
Undistributed net investment income	3,163,645	4,559,646
Accumulated net realized gain (loss) on investments	4,289,389	(1,376,788)
Net unrealized appreciation on investments	2,047,044	984,872
Net unrealized (appreciation) depreciation on Credit Facility	(3,075,156)	518,002
Total net assets	$457,906,274	$375,906,828
Total liabilities and net assets	$747,345,399	$631,420,095
Net asset value per share	$14.10	$14.06

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2017	2016	2015
Investment income:
From non-controlled, non-affiliated investments:
Interest	$52,772,368	$40,561,694	$29,203,963
Other income	1,660,371	2,334,330	1,151,336
Settlement proceeds	4,551,485	3,299,764	—
From controlled, affiliated investments:
Interest	512,610	105,502	—
Total investment income	59,496,834	46,301,290	30,355,299
Expenses:
Base management fee (See Note 3)	6,902,645	5,015,077	3,572,614
Performance-based incentive fee (See Note 3)	6,217,210	4,791,574	1,114,972
Interest and expenses on the Credit Facility (See Note 11)	8,338,880	4,923,219	3,251,761
Administrative services expenses (See Note 3)	2,245,000	1,148,281	837,708
Other general and administrative expenses	1,935,000	2,179,257	1,176,769
Expenses before provision for taxes and amendment costs	25,638,735	18,057,408	9,953,824
Provision for taxes	300,000	—	440,000
Credit Facility amendment costs (See Notes 5 and 11)	112,736	907,722	2,301,478
Total expenses	26,051,471	18,965,130	12,695,302
Net investment income	33,445,363	27,336,160	17,659,997
Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain (loss) on investments	5,410,903	(1,376,788)	395,862
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	537,029	7,011,289	(6,100,614)
Controlled, affiliated investments	525,143	—	—
Credit Facility (appreciation) depreciation (See Note 5 and 11)	(3,593,158)	518,002	549,000
Net change in unrealized (depreciation) appreciation on investments and Credit Facility	(2,530,986)	7,529,291	(5,551,614)
Net realized and unrealized gain (loss) from investments and Credit Facility	2,879,917	6,152,503	(5,155,752)
Net increase in net assets resulting from operations	$36,325,280	$33,488,663	$12,504,245
Net increase in net assets resulting from operations per common share (See Note 7)	$1.20	$1.25	$0.77
Net investment income per common share	$1.10	$1.02	$1.08

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2017	2016	2015
Net increase in net assets from operations:
Net investment income	$33,445,363	$27,336,160	$17,659,997
Net realized gain (loss) on investments	5,410,903	(1,376,788)	395,862
Net change in unrealized appreciation (depreciation) on investments	1,062,172	7,011,289	(6,100,614)
Net change in unrealized (appreciation) depreciation on Credit Facility	(3,593,158)	518,002	549,000
Net increase in net assets resulting from operations	36,325,280	33,488,663	12,504,245
Distributions to stockholders:
Distribution of net investment income	(34,842,284)	(30,076,422)	(15,976,507)
Distribution of realized gains	—	(395,862)	(2,882,909)
Total distributions to stockholders	(34,842,284)	(30,472,284)	(18,859,416)
Capital transactions
Public offering (See Note 1)	80,986,450	—	—
Offering costs	(470,000)	—	—
Acquisition of MCG assets	—	—	164,717,910
Net increase in net assets resulting from capital transactions	80,516,450	—	164,717,910
Net increase in net assets	81,999,446	3,016,379	158,362,739
Net assets:
Beginning of year	375,906,828	372,890,449	214,527,710
End of year	$457,906,274	$375,906,828	$372,890,449
Undistributed net investment income, end of year	$3,163,645	$4,559,646	$6,991,473
Capital share activity:
Shares issued from public offering	5,750,000	—	11,832,018

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$36,325,280	$33,488,663	$12,504,245
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,062,172)	(7,011,289)	6,100,614
Net change in unrealized appreciation (depreciation) on Credit Facility	3,593,158	(518,002)	(549,000)
Net realized (gain) loss on investments	(5,410,903)	1,376,788	(395,862)
Net accretion of discount and amortization of premium	(1,741,190)	(1,679,006)	(1,240,781)
Purchases of investments	(508,906,932)	(364,442,810)	(224,170,119)
Payment-in-kind interest	(590,703)	(108,066)	(655,580)
Proceeds from dispositions of investments	406,484,118	164,178,802	195,049,580
Increase in interest receivable	(40,100)	(521,002)	(185,534)
(Increase) decrease in receivable for investments sold	(14,185,850)	—	9,001,938
(Increase) decrease in prepaid expenses and other assets	(88,314)	279,338	(315,139)
Increase in payable for investments purchased	6,794,542	5,568,470	6,205,500
Increase (decrease) in interest payable on Credit Facility	161,861	307,293	(60,273)
Increase in base management fee payable	326,181	502,510	41,137
Increase (decrease) in performance-based incentive fee payable	1,606,303	3,451,978	(2,177,668)
Increase (decrease) in accrued other expenses	21,762	(336,370)	(1,358,635)
Net cash used in operating activities	(76,712,959)	(165,462,703)	(2,205,577)
Cash flows from financing activities:
Public offering	80,986,450	—	—
Offering costs	(470,000)	—	—
Acquisition of MCG assets	—	—	144,981,158
Distributions paid to stockholders	(34,296,034)	(30,472,284)	(17,660,884)
Borrowings under Credit Facility (See Notes 5 and 11)	309,680,000	260,707,500	130,700,000
Repayments under Credit Facility (See Notes 5 and 11)	(288,804,200)	(57,400,000)	(247,500,000)
Net cash provided by financing activities	67,096,216	172,835,216	10,520,274
Net (decrease) increase in cash equivalents	(9,616,743)	7,372,513	8,314,697
Effect of exchange rate changes on cash	(383,474)	109,946	—
Cash and cash equivalents, beginning of year	28,910,973	21,428,514	13,113,817
Cash and cash equivalents, end of year	$18,910,756	$28,910,973	$21,428,514
Supplemental disclosure of cash flow information:
Interest paid	$8,289,755	$4,615,926	$3,313,701
Taxes paid	$256,719	$308,795	$430,242
Non-cash exchanges and conversions	$35,659,395	$4,843,385	$670,283
Investments acquired from MCG in exchange for shares issued	$—	$—	$20,277,132
Acquisition of other assets from MCG	$—	$—	$549,031
Acquisition of other liabilities from MCG	$—	$—	$1,089,411

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—145.7% (3), (4)
First Lien Secured Debt—133.1%
Advanced Cable Communications, LLC	08/09/2021	Telecommunications	7.08%	L+575		16,225,000	$16,029,514	$16,225,000
Alera Group Holdings, Inc.	12/30/2022	Banking, Finance, Insurance and Real Estate	6.74%	L+550		9,177,637	9,098,312	9,177,637
Alera Group Holdings, Inc. (Revolver) (8), (9)	12/30/2021	Banking, Finance, Insurance and Real Estate	—	—		1,771,962	—	—
Alera Group Holdings, Inc. (8), (9)	12/30/2022	Banking, Finance, Insurance and Real Estate	—	—		2,983,500	—	—
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.48%	L+525		10,945,000	10,805,812	10,780,825
American Gilsonite Company (8)	12/31/2021	Metals and Mining	15.00%	—		128,248	124,746	141,073
			(PIK 5.00%)
American Scaffold	03/31/2022	Aerospace and Defense	7.83%	L+650		4,750,000	4,691,657	4,702,500
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	7.78%	L+650		10,741,453	10,574,347	10,338,648
Anesthesia Consulting & Management, LP	10/31/2022	Healthcare and Pharmaceuticals	6.58%	L+525		3,970,000	3,935,087	3,890,600
Anesthesia Consulting & Management, LP (8), (9)	10/31/2022	Healthcare and Pharmaceuticals	—	—		1,000,000	—	(20,000)
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.83%	L+650		4,881,581	4,803,856	4,832,765
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.84%	L+550		11,970,000	11,854,093	11,850,300
Broder Bros., Co., Tranche A	06/03/2021	Consumer Goods: Non-Durable	7.08%	L+575		2,239,494	2,207,741	2,239,494
Broder Bros., Co., Tranche B	06/03/2021	Consumer Goods: Non-Durable	13.58%	L+1,225		2,326,329	2,291,698	2,326,329
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.57%	L+725		15,630,360	15,263,130	15,630,360
By Light Professional IT Services, LLC (Revolver) (8), (9)	05/16/2022	High Tech Industries	—	—		2,311,784	—	—
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	6.08%	L+475		2,443,750	2,427,358	2,346,000
Canyon Valor Companies, Inc. (10)	06/16/2023	Media: Broadcasting and Subscription	5.58%	L+425		7,000,000	6,982,500	7,084,560
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.08%	L+575		3,913,750	3,923,223	3,874,613
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	7.33%	L+600		12,375,000	12,094,894	12,359,531
Charming Charlie LLC	12/24/2019	Retail	12.33%	L+800		3,961,544	3,935,418	3,367,313
			(PIK 3.00%)
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.50%	L+625		4,589,286	4,573,873	4,313,929
Clarus Glassboards LLC	03/16/2023	Construction and Building	6.49%	L+525		4,845,000	4,799,506	4,820,775
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.99%	L+975		6,024,894	5,941,505	5,994,770
Corfin Industries LLC (Revolver) (8), (9)	11/25/2020	Aerospace and Defense	—	—		518,033	—	—
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.24%	L+500		19,874,245	19,826,088	19,598,775
DBI Holding, LLC	08/02/2021	Business Services	6.49%	L+525		9,900,075	9,817,138	9,900,075
Digital Room LLC	11/21/2022	Media: Advertising, Printing and Publishing	7.24%	L+600		6,737,500	6,618,201	6,670,125
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	6.09%	L+475		4,373,643	4,353,783	4,373,643
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.01%	L+475		10,621,111	10,592,972	10,621,111
Driven Performance Brands, Inc. (Revolver) (8), (9)	09/30/2022	Consumer Goods: Durable	—	—		1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.33%	L+800		16,743,500	16,527,764	16,827,218
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.33%	L+700		7,657,615	7,627,450	7,581,039
Education Networks of America, Inc. (Revolver) (8), (9)	05/06/2021	Telecommunications	—	—		1,304,348	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	8.08%	L+675		10,265,559	10,180,889	10,265,559
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	9.30%	L+800		12,468,750	12,228,162	12,344,063
Hunter Defense Technologies, Inc. (8)	08/05/2019	Aerospace and Defense	7.31%	L+600		5,862,500	5,846,053	5,386,172
Icynene U.S. Acquisition Corp. (6), (10)	11/04/2020	Construction and Building	7.56%	L+625		5,918,532	5,850,581	5,740,976
iEnergizer Limited and Aptara, Inc. (6), (10)	05/01/2019	Business Services	7.25%	L+600		7,032,993	6,999,227	6,962,663
IGM RFE1 B.V. (6), (10), (11)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+800		€12,127,444	12,605,265	14,337,076
Impact Sales, LLC	12/30/2021	Wholesale	8.30%	L+700		6,693,709	6,693,709	6,693,710
Impact Sales, LLC (8), (9)	12/30/2021	Wholesale	—	—		3,234,375	—	—
Innova Medical Ophthalmics Inc. (6), (10)	04/13/2022	Capital Equipment	8.08%	L+675		3,373,623	3,328,240	3,373,623
Innova Medical Ophthalmics Inc. (Revolver) (6), (8), (9), (10)	04/13/2022	Capital Equipment	—	—		530,973	—	—
Instant Web, LLC, Term Loan A	03/28/2019	Media: Advertising, Printing and Publishing	5.80%	L+450		7,600,388	7,465,921	7,600,388
Instant Web, LLC, Term Loan B	03/28/2019	Media: Advertising, Printing and Publishing	12.30%	L+1,100		4,500,000	4,475,493	4,500,000
Interior Specialists, Inc.	06/30/2020	Construction and Building	9.25%	L+800		6,525,437	6,486,278	6,525,437
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	7.74%	L+650		4,726,503	4,701,985	4,442,913
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.31%	L+700		4,653,450	4,596,122	4,467,312
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.24%	L+900		4,002,471	3,936,841	3,889,079
KHC Holdings, Inc.	10/31/2022	Wholesale	7.33%	L+600		12,140,282	11,975,690	12,140,282
KHC Holdings, Inc. (Revolver) (8)	10/30/2020	Wholesale	6.16%	L+425		241,935	241,935	241,935
KHC Holdings, Inc. (Revolver) (8), (9)	10/30/2020	Wholesale	—	—		967,742	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	10.83%	L+950		10,200,000	10,036,631	10,098,000
Leap Legal Software Pty Ltd (6), (10), (11)	09/12/2022	High Tech Industries	7.54%	L+575	A	$10,000,000	7,728,822	7,728,822
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.58%	L+525		4,954,937	4,935,975	3,740,977
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	8.08%	L+675		6,244,708	6,170,275	6,244,708
Lombart Brothers, Inc. (Revolver) (8)	04/13/2022	Capital Equipment	9.75%	P+550		778,761	778,761	778,761
Lombart Brothers, Inc. (Revolver) (8), (9)	04/13/2022	Capital Equipment	—	—		460,177	—	—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.49%	L+525		4,238,073	4,204,738	4,195,692
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.24%	L+600		14,409,375	14,275,705	14,439,347
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	6.58%	L+525		3,377,372	3,335,177	3,377,372

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2017

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Marketplace Events LLC (11)	01/27/2021	Media: Diversified and Production	6.25%		P+275	C	$17,070,749	$11,982,846	$13,581,250
Marketplace Events LLC (Revolver) (8)	01/27/2021	Media: Diversified and Production	7.00%		P+275		459,854	459,854	459,854
Marketplace Events LLC (Revolver) (8), (9)	01/27/2021	Media: Diversified and Production	—		—		1,243,309	—	—
McAfee, LLC (8)	09/30/2024	High Tech Industries	5.50%		L+450		7,500,000	7,425,000	7,533,750
Mission Critical Electronics, Inc. (Revolver) (8), (9)	09/28/2021	Capital Equipment	—		—		883,392	—	(3,592)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	9.49%		L+825		26,294,872	26,729,488	26,513,908
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.33%		L+600		14,625,000	14,241,842	14,405,625
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	7.08%		L+575		8,717,647	8,682,164	7,845,882
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.52%		L+918		2,750,000	2,699,796	2,750,000
Pathway Partners Vet Management Company LLC (8)	08/19/2022	Healthcare and Pharmaceuticals	6.24%		L+500		19,927,985	19,874,203	19,927,985
Profile Products LLC	01/31/2023	Environmental Industries	6.33%		L+500		10,135,136	10,045,209	10,135,136
Profile Products LLC (8), (9)	01/31/2019	Environmental Industries	—		—		573,770	—	—
Profile Products LLC (Revolver) (8), (9)	01/31/2022	Environmental Industries	—		—		2,459,016	—	—
PT Network, LLC	11/30/2021	Healthcare and Pharmaceuticals	7.82%		L+650		8,450,400	8,383,771	8,450,400
PT Network, LLC (8), (9)	11/30/2021	Healthcare and Pharmaceuticals	—		—		2,291,100	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	6.02%		L+475		9,625,000	9,509,035	9,288,125
Salient CRGT Inc.	02/28/2022	High Tech Industries	6.99%		L+575		19,654,762	19,296,231	19,753,036
Snak Club, LLC (Revolver) (8)	07/19/2021	Beverage, Food and Tobacco	6.24%		L+500		416,667	416,667	416,667
Snak Club, LLC (Revolver) (8), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		83,333	—	—
Softvision, LLC	05/21/2021	High Tech Industries	6.74%		L+550		8,747,271	8,678,587	8,747,271
Sundial Group Holdings LLC	08/15/2024	Consumer Goods: Non-Durable	5.99%		L+475		10,000,000	9,851,797	9,850,000
Survey Sampling International, LLC	12/16/2020	Business Services	6.27%		L+500		5,394,946	5,366,833	5,287,047
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	6.24%		L+500		8,000,000	7,882,265	8,000,000
Tensar Corporation	07/09/2021	Construction and Building	6.08%		L+475		4,631,234	4,603,617	4,295,470
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.58%		L+525		8,210,074	8,139,730	8,210,074
The Original Cakerie, Co. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.81%		L+550		3,061,372	3,037,176	3,061,372
The Original Cakerie Ltd. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.31%		L+500		5,926,142	5,879,466	5,926,142
The Original Cakerie Ltd. (Revolver) (6), (8), (9), (10)	07/20/2021	Consumer Goods: Non-Durable	—		—		1,418,484	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	12.49%		L+1,125		8,856,365	8,730,717	8,812,084
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.84%		L+850		42,809	42,809	42,809
			(PIK 1.00%)
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.84%		L+850		599,702	577,759	611,696
UniTek Global Services, Inc. (8), (9)	01/14/2019	Telecommunications	—		—		151,090	—	—
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.33%		L+900		3,058,594	3,058,594	2,905,664
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	6.56%		L+525		11,374,590	11,277,723	11,362,740
Veterinary Specialists of North America, LLC (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		2,660,000	—	(2,771)
Veterinary Specialists of North America, LLC (Revolver) (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		880,000	—	(917)
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.34%		L+600		7,312,500	7,278,094	7,358,203
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.74%		L+550		5,029,514	4,994,127	5,042,087
Winchester Electronics Corporation	06/30/2022	Capital Equipment	7.83%		L+650		7,695,662	7,636,513	7,734,140
Winchester Electronics Corporation (8), (9)	06/30/2022	Capital Equipment	—		—		708,333	—	3,542
Total First Lien Secured Debt								607,582,054	609,668,554
Second Lien Secured Debt—8.3%
DecoPac, Inc. (8)	03/31/2025	Beverage, Food and Tobacco	9.58%		L+825		15,000,000	14,700,169	14,700,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.84%		L+1,050		2,000,000	1,976,823	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.34%		L+1,000		11,450,000	11,064,344	10,992,000
			(PIK 5.18%)
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.80%		L+1,050		3,775,000	3,714,927	3,812,750
McAfee, LLC (8)	09/29/2025	High Tech Industries	9.50%		L+850		2,500,000	2,462,500	2,500,000
Sunshine Oilsands Ltd. (5), (6), (8), (10)	08/01/2018	Energy: Oil and Gas	—	(7)	—		2,792,500	2,720,508	1,144,925
Veritext Corp.	01/30/2023	Business Services	10.33%		L+900		2,690,625	2,623,765	2,663,719
Total Second Lien Secured Debt								39,263,036	37,833,394

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2017

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes—1.6% (8)
American Gilsonite Company (5)	12/31/2021	Metals and Mining	17.00%	—	382,989	$382,989	$417,458
			(PIK 17.00%)
Credit Infonet, Inc.	10/26/2020	High Tech Industries	13.00%	—	2,090,982	2,051,232	2,090,982
			(PIK 0.75%)
Sonny's Enterprises, LLC	06/01/2023	Capital Equipment	11.00%	—	4,750,000	4,662,663	4,750,000
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00%	—	170,523	170,523	173,933
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes						7,267,407	7,432,373
Preferred Equity—0.5% (7), (8)
UniTek Global Services, Inc. - Senior Preferred Equity	—	Telecommunications	18.00%	—	448,851	448,851	472,846
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,509,417
Total Preferred Equity						1,119,134	1,982,263
Common Equity/Warrants—2.2% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,572	2,263,885
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	6,398
American Gilsonite Company	—	Metals and Mining	—	—	1,000	215,182	339,402
By Light Investco LP	—	High Tech Industries	—	—	21,908	2,190,771	2,601,944
By Light Investco LP (9)	—	High Tech Industries	—	—	5,592	—	—
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	3,000	300,000	429,091
Corfin InvestCo, L.P. (9)	—	Aerospace and Defense	—	—	3,000	—	—
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	1,632,744
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—	—	1,141	58,044	204,710
Gauge InfosoftCoInvest, LLC (The Infosoft Group, LLC)	—	Media: Broadcasting and Subscription	—	—	500	500,000	631,240
Patriot National, Inc. (13)	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	16,020
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (12)	—	Telecommunications	—	—	657,233	657,233	657,233
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (9), (12)	—	Telecommunications	—	—	342,767	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	213,739	—	1,274,388
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
Total Common Equity/Warrants						10,283,190	10,057,055
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						665,514,821	666,973,639
Investments in Controlled, Affiliated Portfolio Companies—9.5% (3), (4)
Subordinated Debt/Corporate Notes—6.6%
PennantPark Senior Secured Loan Fund I LLC (8), (10)	05/06/2024	Financial Services	6.34%	L+500	30,100,000	30,100,000	30,100,000
Equity Interests—2.9% (7), (8)
PennantPark Senior Secured Loan Fund I LLC (10)	—	Financial Services	—	—	—	12,900,000	13,425,143
Total Investments in Controlled, Affiliated Portfolio Companies						43,000,000	43,525,143
Total Investments—155.2%						708,514,821	710,498,782
Cash and Cash Equivalents—4.1%
BlackRock Federal FD Institutional 30						16,818,166	16,818,166
BNY Mellon Cash						2,029,507	2,092,590
Total Cash and Cash Equivalents						18,847,673	18,910,756
Total Investments and Cash Equivalents—159.3%						$727,362,494	$729,409,538
Liabilities in Excess of Other Assets—(59.3)%							(271,503,264)
Net Assets—100.0%							$457,906,274

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR, the Bank Bill Swap Bid Rate, or BBSY or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2017, qualifying assets represent 87% of our total assets and non-qualifying assets represent 13% of our total assets.

(11)	Par amount is denominated in Australian Dollars (A$), Canadian Dollars (C$) or in Euros (€) as denoted.
(12)	Investment is held through our Taxable Subsidiary (see Note 1).
(13)	The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (see Note 5).

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	$1,186,649	$20,096
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	3,000	300,000	621,550
Corfin InvestCo, L.P. (10)	—	Aerospace and Defense	—	—	3,000	—	—
e.l.f. Beauty, Inc. (f/k/a J.A. Cosmetics US, Inc.) (13)	—	Consumer Goods: Durable	—	—	110,399	295,670	2,957,767
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—	—	1,141	58,044	94,560
Patriot National, Inc. (13)	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	106,922
TPC Broadband Investors, LP (Advanced Cable Communications, LLC)	—	Telecommunications	—	—	430,666	430,666	430,666
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (10)	—	Telecommunications	—	—	569,334	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	149,617	—	892,276
Vestcom Parent Holdings, Inc.	—	Media: Advertising, Printing and Publishing	—	—	15,179	56,895	577,005
Total Common Equity/Warrants						5,870,491	9,401,058
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						597,910,267	598,887,525
Cash and Cash Equivalents—7.7%
BlackRock Liquidity Funds, Temp Cash and Temp Fund, Institutional Shares						28,212,041	28,212,041
BNY Mellon Cash Reserve and Cash						691,318	698,932
Total Cash and Cash Equivalents						28,903,359	28,910,973
Total Investments and Cash Equivalents—167.0%						$626,813,626	$627,798,498
Liabilities in Excess of Other Assets—(67.0)%							(251,891,670)
Net Assets—100.0%							$375,906,828

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

(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2016, qualifying assets represent 95% of our total assets and non-qualifying assets represent 5% of our total assets.

(12)	Par amount is denominated in Canadian Dollars (C$).
(13)	The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (see Note 5).

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate current income and capital appreciation while seeking to preserve capital. We seek to achieve our investment objective by investing primarily in Floating Rate Loans and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt and subordinated debt and, to a lesser extent, equity investments.

We entered into the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $375 million as of September 30, 2017 at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 11.

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

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. See Note 4.

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

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 and 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

SEPTEMBER 30, 2017

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material level of federal income taxes. Although we generally do not incur income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our Taxable Subsidiaries. For the fiscal years ended September 30, 2017, 2016 and 2015, we recorded a provision for taxes of $0.3 million, zero and $0.4 million, respectively, pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2017, there were no uncertain tax positions and no amounts accrued for interest or penalties. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal. The Company’s tax returns for each of its federal taxable years since 2014 remain subject to examination by the Internal Revenue Service.

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

SEPTEMBER 30, 2017

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

(h) Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. An amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has evaluated this guidance and determined it will have no material impact on its financial statements.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Advisers, in February 2017. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the fiscal years ended September 30, 2017, 2016 and 2015, the Investment Adviser earned a base management fee of $6.9 million, $5.0 million and $3.6 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2017, 2016 and 2015, the Investment Adviser earned $4.9 million, $3.7 million and $2.2 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2017, 2016 and 2015, we accrued an incentive fee on capital gains of approximately $0.1 million, zero and $(0.4) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2017, 2016 and 2015 was $1.2 million, $1.1 million and $(0.7) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2017. Under the Administration Agreement, the Administrator provides administration services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2017, 2016 and 2015, we reimbursed the Investment Adviser approximately $1.7 million, $0.8 million and $0.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

For the year ended September 30, 2017, the Company purchased $38.1 million and sold $5.0 million in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gains on those sales amounted to less than $0.1 million. There were no transactions in accordance with Rule 17a-7 of the 1940 Act during the fiscal years ended September 30, 2016 and 2015.

For the year ended September 30, 2017, we sold $85.1 million investments to PSSL at fair value and recognized $0.4 million of net realized gains. There were no transactions with PSSL during the years ended September 30, 2016 and 2015.

4. INVESTMENTS

Purchases of investments, including PIK, for the years ended September 30, 2017, 2016 and 2015 totaled $509.5 million, $364.6 million and $224.8 million, respectively. Sales and repayments of investments for the same periods totaled $406.5 million, $164.2 million and $195.0 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2017		September 30, 2016
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$607,582,054	$609,668,554	$549,736,982	$548,410,095
Second lien	39,263,036	37,833,394	38,404,428	36,596,692
Subordinated debt / corporate notes	7,267,407	7,432,373	3,228,083	3,160,372
Subordinated note in PSSL	30,100,000	30,100,000	—	—
Equity	11,402,324	12,039,318	6,540,774	10,720,366
Equity interests in PSSL	12,900,000	13,425,143	—	—
Total investments	708,514,821	710,498,782	597,910,267	598,887,525
Cash and cash equivalents	18,847,673	18,910,756	28,903,359	28,910,973
Total investments, cash and cash equivalents	$727,362,494	$729,409,538	$626,813,626	$627,798,498

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2017 (1)	September 30, 2016
High Tech Industries	10%	10%
Healthcare and Pharmaceuticals	9	10
Consumer Goods: Non-Durable	8	4
Hotel, Gaming and Leisure	8	6
Beverage, Food and Tobacco	7	2
Telecommunications	7	6
Consumer Goods: Durable	6	7
Aerospace and Defense	5	5
Capital Equipment	5	5
Wholesale	5	5
Business Services	4	8
Chemicals, Plastics and Rubber	4	3
Media: Advertising, Printing and Publishing	4	4
Media: Diversified and Production	4	5
Construction and Building	3	3
Media: Broadcasting and Subscription	3	2
Retail	3	5
Banking, Finance, Insurance and Real Estate	1	2
Consumer Services	1	2
Utilities: Water	—	2
All Other	3	4
Total	100%	100%

(1)	Excludes investments in PSSL.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2017, PSSL had total assets of $103.8 million. As of the same date, we and Kemper had remaining commitments to fund subordinated notes and equity interests in PSSL in an aggregate of $50.9 million. PSSL’s portfolio consisted of debt investments in 18 portfolio companies as of September 30, 2017. As of September 30, 2017, at fair value, the largest investment in a single portfolio company in PSSL was $8.1 million and the five largest investments totaled $34.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of subordinated notes and equity interests. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of PSSL. As of September 30, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and equity interests. Our investment in PSSL consisted of subordinated notes of $30.1 million and equity interests of $12.9 million as of September 30, 2017. As of the same date, we had commitments to fund subordinated notes to PSSL of $61.3 million, of which $31.2 million was unfunded. As of September 30, 2017, we had commitments to fund equity interests in PSSL of $26.2 million, of which $13.3 million was unfunded.

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

Additionally, PSSL has entered into the PSSL Credit Facility with Capital One, N.A. through its wholly-owned subsidiary PSSL Subsidiary, which as of September 30, 2017 allowed PSSL Subsidiary to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

September 30, 2017
Total investments	$99,994,314
Weighted average cost yield on income producing investments	7.2%
Number of portfolio companies in PSSL	18
Largest portfolio company investment	$8,080,000
Total of five largest portfolio company investments	$34,935,330

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

Below is a listing of PSSL’s individual investments as of September 30, 2017:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—651.7%
First Lien Secured Debt—651.7%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.24%	L+500	5,664,954	$5,597,299	$5,636,629
Anvil International, LLC	08/01/2024	Construction and Building	5.50%	L+450	5,000,000	4,950,000	5,025,000
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.83%	L+650	4,955,919	4,908,646	4,906,360
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.57%	L+725	5,961,702	5,819,267	5,961,702
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.08%	L+575	7,500,000	7,453,125	7,425,000
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.24%	L+500	4,875,132	4,875,132	4,807,559
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	5.75%	L+475	8,000,000	7,960,000	8,080,000
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.55%	L+425	4,744,586	4,732,725	4,720,863
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.06%	L+475	5,000,000	4,951,225	5,000,000
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+800	€4,937,107	5,742,092	5,836,653
Impact Sales, LLC	12/30/2021	Wholesale	8.30%	L+700	4,984,962	4,970,404	4,984,963
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.24%	L+600	7,453,125	7,521,186	7,468,628
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.33%	L+500	4,075,442	4,050,930	4,058,871
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.33%	L+600	4,875,000	4,810,511	4,801,875
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.52%	L+918	6,000,000	5,885,356	6,000,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.24%	L+500	4,843,745	4,843,745	4,843,745
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.58%	L+525	5,530,997	5,530,997	5,530,997
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.34%	L+600	4,875,000	4,942,263	4,905,469
Total First Lien Secured Debt						99,544,903	99,994,314
Total Investments in Non-Controlled, Affiliated Portfolio Companies						99,544,903	99,994,314
Cash and Cash Equivalents—15.5%
BlackRock Federal FD Institutional 30						2,226,430	2,226,430
BNY Mellon Cash						144,739	144,833
Total Cash and Cash Equivalents						2,371,169	2,371,263
Total Investments and Cash Equivalents—667.2%						$101,916,072	$102,365,577
Liabilities in Excess of Other Assets—(567.2)%							(87,022,556)
Members' Equity—100.0%							$15,343,021

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

SEPTEMBER 30, 2017

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statement of Assets and Liabilities

September 30, 2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$99,544,903)	$99,994,314
Cash and cash equivalents (cost—$2,371,169)	2,371,263
Interest receivable	332,980
Prepaid expenses and other assets	1,131,029
Total assets	103,829,586
Liabilities
Payable for investments purchased	27,095,850
PSSL Credit Facility payable	26,783,885
Subordinated notes payable	34,400,000
Interest payable on PSSL Credit Facility	97,531
Interest payable on subordinated notes	12,107
Accrued other expenses	97,192
Total liabilities	88,486,565
Commitments and contingencies (1)
Members' equity
Paid-in capital	14,742,857
Undistributed net investment income	120,575
Accumulated net realized gain on investments	100,920
Net unrealized appreciation on investments	449,505
Net unrealized appreciation on foreign currency translations	(70,836)
Total members' equity	15,343,021
Total liabilities and members' equity	$103,829,586

(1)	PSSL had no outstanding commitments to fund investments as of September 30, 2017.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
For the period May 4, 2017 (inception) through September 30, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$1,365,433
Total investment income	1,365,433
Expenses:
Interest and expenses on PSSL Credit Facility	442,554
Interest expense on subordinated notes	585,840
Administrative services expenses	67,528
Other general and administrative expenses (1)	148,936
Total expenses	1,244,858
Net investment income	120,575
Realized and unrealized gain on investments and foreign currency translations
Net realized gain on investments	100,920
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	449,505
Foreign currency translations	(70,836)
Net change in unrealized appreciation on investments and foreign currency translations	378,669
Net realized and unrealized gain from investments and foreign currency translations	479,589
Net increase in members' equity resulting from operations	$600,164

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed on the Statement of Operations.

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

SEPTEMBER 30, 2017

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

Our investments are generally structured as Floating Rate Loans, mainly first lien secured debt, but also may include second lien secured debt, subordinated debt and equity investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in no reclassifications during the year ended September 30, 2017. During the year ended September 30, 2016, there was one reclassification from Level 2 to 1 and one reclassification from Level 3 to 2.

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

The remainder of our portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an EBITDA multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$260,595,796	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,500,000	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	349,072,758	Market Comparable	Market Yield	5.8% – 20.6% (8.6%)
Second lien	35,333,394	Market Comparable	Market Yield	9.6% – 14.0% (11.7%)
Subordinated debt / corporate notes	37,532,373	Market Comparable	Market Yield	9.8% – 16.7% (10.4%)
Equity	12,023,298	Enterprise Market Value	EBITDA multiple	6.5x – 9.0x (7.8x)
Total Level 3 investments	$697,057,619
Long-Term Credit Facility	$256,858,457	Market Comparable	Market Yield	3.7%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

Asset Category	Fair value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$264,299,729	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	8,064,192	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	1,035,937	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	284,110,366	Market Comparable	Market Yield	5.3% – 13.9% (8.3%)
Second lien	28,532,500	Market Comparable	Market Yield	10.2% – 15.9% (13.7%)
Subordinated debt / corporate notes	2,124,435	Market Comparable	Market Yield	15.7% – 16.5% (15.8%)
Equity	7,655,677	Enterprise Market Value	EBITDA multiple	4.3x–9.0x (7.2x)
Total Level 3 investments	$595,822,836
Long-Term Credit Facility	$232,389,498	Market Comparable	Market Yield	3.4%

Our investments, cash and cash equivalents and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$609,668,554	$—	$—	$609,668,554	$—
Second lien	37,833,394	—	—	37,833,394	—
Subordinated debt / corporate notes	37,532,373	—	—	37,532,373	—
Equity	25,464,461	16,020	—	12,023,298	13,425,143
Total investments	710,498,782	16,020	—	697,057,619	13,425,143
Cash and cash equivalents	18,910,756	18,910,756	—	—	—
Total investments, cash and cash equivalents	$729,409,538	$18,926,776	$—	$697,057,619	$13,425,143
Long-Term Credit Facility	$256,858,457	$—	$—	$256,858,457	$—

(1)

In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2017
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$548,410,095	$47,412,741	$595,822,836
Net realized gains	2,751,432	508,716	3,260,148
Net unrealized appreciation (depreciation)	3,413,386	346,315	3,759,701
Purchases, PIK interest, net discount accretion and non-cash exchanges	433,620,964	77,617,862	511,238,826
Sales, repayments and non-cash exchanges	(378,527,323)	(25,071,426)	(403,598,749)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$609,668,554	$100,814,208	$710,482,762
Net change in unrealized appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$2,819,530	$621,165	$3,440,695

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

	Year Ended September 30, 2016
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$334,957,341	$56,163,940	$391,121,281
Net realized gains (losses)	744,464	(2,223,584)	(1,479,120)
Net unrealized (depreciation) appreciation	2,282,976	4,804,379	7,087,355
Purchases, PIK interest, net discount accretion and non-cash exchanges	357,140,895	9,088,987	366,229,882
Sales, repayments and non-cash exchanges	(146,715,581)	(17,463,214)	(164,178,795)
Transfers in and/or out of Level 3	—	(2,957,767)	(2,957,767)
Ending Balance	$548,410,095	$47,412,741	$595,822,836
Net change in unrealized depreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$2,617,111	$(693,738)	$1,923,373

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facility	2017	2016
Beginning Balance (cost – $232,907,500 and $29,600,000, respectively)	$232,389,498	$29,600,000
Net change in unrealized appreciation (depreciation) included in earnings	3,593,159	(518,002)
Borrowings	309,680,000	260,707,500
Repayments	(288,804,200)	(57,400,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $253,783,301 and $232,907,500, respectively)	$256,858,457	$232,389,498

As of September 30, 2017, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	$13,992,720	October 2, 2017	$1,585,219
Euro		€12,200,000	12,675,800	14,422,852	October 2, 2017	1,747,052
			$25,083,301	$28,415,572		$3,332,271

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	$13,338,920	October 3, 2016	$931,419

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for our Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.1 million, $0.9 million and $2.3 million relating to amendment fees on the Credit Facility during the years ended September 30, 2017, 2016 and 2015, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the fiscal years ended September 30, 2017 and 2016, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(3.6) million and $0.5 million, respectively. As of September 30, 2017 and 2016, the net unrealized (appreciation) depreciation on our Credit Facility totaled $(3.1) million and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2017 were as follows:

Name of Investment	Fair value at September 30, 2016	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Net Change in Appreciation	Fair value at September 30, 2017	Net Realized Gains (Losses)
Controlled Affiliates
PennantPark Senior Secured Loan Fund I LLC *	$—	$43,000,000	$—	$512,610	$525,143	$43,525,143	$—
Total Controlled Affiliates	$—	$43,000,000	$—	$512,610	$525,143	$43,525,143	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2017	2016	2015
Numerator for net increase in net assets resulting from operations	$36,325,280	$33,488,663	$12,504,245
Denominator for basic and diluted weighted average shares	30,274,595	26,730,074	16,291,965
Basic and diluted net increase in net assets per share resulting from operations	$1.20	$1.25	$0.77

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

As of September 30, 2017 and 2016, the cost of investments for federal income tax purposes was $710.9 million and $600.1 million, respectively, resulting in a gross unrealized appreciation of $8.7 million and $10.6 million, respectively, and depreciation of $9.1 million and $11.8 million, respectively.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2017	2016	2015
Decrease in paid-in capital	$(256,194)	$(308,435)	$(429,892)
Increase in accumulated net realized gain	255,274	—	—
Increase in undistributed net investment income	920	308,435	429,892

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2017	2016	2015
Net increase in net assets resulting from operations	$36,325,280	$33,488,663	$12,504,245
Net realized (gain) loss on investments	(5,410,903)	1,376,788	—
Net change in unrealized depreciation (appreciation) on investments and Credit Facility	2,530,986	(7,529,291)	5,551,614
Other book-to-tax differences	956,942	642,719	5,788
Other non-deductible expenses	300,000	—	440,000
Taxable income before dividends paid deduction	$34,702,305	$27,978,879	$18,501,647

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows:

	As of September 30,
	2017	2016	2015
Undistributed ordinary income – tax basis	$13,882,332	$10,097,684	$12,591,089
Undistributed long-term capital gain/(Realized loss carried forward)	808,615	(1,121,514)	—
Distributions payable and other book to tax differences	(7,237,913)	(5,793,312)	(5,203,754)
Net unrealized (depreciation) appreciation of investments and Credit Facility	(1,028,112)	1,502,874	(6,026,417)
Total accumulated surplus – book basis	$6,424,922	$4,685,732	$1,360,918

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2017	2016	2015
Ordinary income (including short-term gains)	$34,842,284	$30,472,284	$17,206,311
Long-term capital gain	—	—	1,653,105
Total distributions	$34,842,284	$30,472,284	$18,859,416
Total distributions per share based on weighted average shares	$1.15	$1.14	$1.16

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2017 and 2016, cash and cash equivalents consisted of money market funds in the amounts of $18.9 million and $28.9 million at fair value, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2017	2016	2015	2014	2013 (6)
Per Share Data:
Net asset value, beginning of year	$14.06	$13.95	$14.40	$14.10	$13.98
Net investment income (1)	1.10	1.02	1.08	1.12	1.10
Net change in realized and unrealized gain (loss) (1)	0.10	0.23	(0.31)	0.26	0.15
Net increase in net assets resulting from operations (1)	1.20	1.25	0.77	1.38	1.25
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.15)	(1.13)	(0.98)	(0.84)	(0.95)
Distribution of realized gains	—	(0.01)	(0.18)	(0.24)	(0.10)
Total distributions to stockholders	(1.15)	(1.14)	(1.16)	(1.08)	(1.05)
Effect of offering costs and acquisition of MCG (1)	(0.01)	—	(0.06)	—	(0.08)
Net asset value, end of year	$14.10	$14.06	$13.95	$14.40	$14.10
Per share market value, end of year	$14.48	$13.23	$11.94	$13.78	$13.78
Total return (3)	18.71%	21.77%	(6.01)%	8.05%	17.17%
Shares outstanding at end of year	32,480,074	26,730,074	26,730,074	14,898,056	14,898,056
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.13%	3.56%	3.01%	4.45%	4.43%
Ratio of Credit Facility related expenses to average net assets	1.98%	1.58%	2.34%	1.95%	1.66%
Ratio of total expenses to average net assets	6.11%	5.14%	5.35%	6.40%	6.09%
Ratio of net investment income to average net assets	7.85%	7.42%	7.43%	7.77%	7.68%
Net assets at end of year	$457,906,274	$375,906,828	$372,890,449	$214,527,710	$210,066,394
Weighted average debt outstanding	$269,319,832	$140,218,095	$123,924,384	$147,599,452	$71,678,836
Weighted average debt per share (1)	$8.90	$5.25	$7.61	$9.91	$7.48
Asset coverage per unit (5)	$2,783	$2,618	$13,598	$2,460	$3,109
Portfolio turnover ratio	59.70%	32.16%	51.02%	62.74%	81.89%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes Credit Facility related costs.
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

11. CREDIT FACILITY

Funding I’s multi-currency Credit Facility with the Lenders was $375 million as of September 30, 2017, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of August 2020 and a revolving period that ends in August 2018. As of September 30, 2017 and 2016, Funding I had $253.8 million and $232.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.18% and 2.57%, exclusive of the fee on undrawn commitments as of September 30, 2017 and 2016, respectively. The annualized weighted average cost of debt for the fiscal years ended September 30, 2017, 2016 and 2015, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and amendment costs, was 3.14%, 4.16% and 4.48%, respectively.

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

SEPTEMBER 30, 2017

I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2017, we were in compliance with the covenants relating to our Credit Facility.

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

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2017 and 2016, we had $30.6 million and $20.0 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $44.6 million to PSSL as of September 30, 2017, which amounts may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2017, we completed a follow-on public offering of approximately 6.3 million shares of common stock at a public offering price of $14.15 per share resulting in net proceeds of approximately $88.0 million. The Investment Adviser paid approximately $2.1 million as a portion of the sales load payable to the underwriters. We are not obligated to repay the sales load paid by our Investment Adviser.

On November 9, 2017, we entered into an amendment to our Credit Facility to, among other things, (i) increase the size of the Credit Facility from $375 million to $380 million, (ii) extend the reinvestment period to November 9, 2020 and (iii) extend the maturity date to November 9, 2022. The interest rate of LIBOR plus 200 basis points remains unchanged.

On November 28, 2017, we priced an offering of $138.6 million of our 3.83% Series A Notes, or the 2023 Notes. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% on December 15, 2023. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2023 Notes are listed on the Tel Aviv Stock Exchange, or TASE. In connection with this offering, we have dual listed our common stock on TASE.

On November 22, 2017, we terminated our dividend reinvestment plan. The termination of the plan will apply to the reinvestment of cash distributions paid on or after December 22, 2017.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2017
	Q4	Q3	Q2	Q1
Total investment income	$18,454	$15,191	$13,221	$12,631
Net investment income	$10,409	$8,185	$8,029	$6,822
Net realized and unrealized gain (loss)	$442	$1,157	$(746)	$2,027
Net increase in net assets resulting from operations	$10,851	$9,342	$7,283	$8,849
Net increase in net assets resulting from operations per common share *	$0.33	$0.29	$0.25	$0.33
Net asset value per share at the end of the quarter	$14.10	$14.05	$14.05	$14.11
Market value per share at the end of the quarter	$14.48	$14.11	$13.94	$14.11

	2016
	Q4	Q3	Q2	Q1
Total investment income	$15,396	$10,803	$11,346	$8,756
Net investment income	$8,155	$6,830	$7,265	$5,086
Net realized and unrealized gain (loss)	$7,732	$6,589	$(4,829)	$(3,339)
Net increase in net assets resulting from operations	$15,887	$13,419	$2,436	$1,747
Net increase in net assets resulting from operations per common share *	$0.59	$0.50	$0.09	$0.07
Net asset value per share at the end of the quarter	$14.06	$13.75	$13.54	$13.73
Market value per share at the end of the quarter	$13.23	$12.40	$11.70	$11.25

	2015
	Q4	Q3	Q2	Q1
Total investment income	$7,791	$7,104	$7,983	$7,477
Net investment income	$3,639	$4,097	$4,456	$5,468
Net realized and unrealized (loss) gain	$(2,424)	$630	$1,668	$(5,030)
Net increase in net assets resulting from operations	$1,215	$4,727	$6,124	$438
Net increase in net assets resulting from operations per common share *	$0.06	$0.32	$0.41	$0.03
Net asset value per share at the end of the quarter	$13.95	$14.33	$14.30	$14.16
Market value per share at the end of the quarter	$11.94	$13.88	$14.03	$13.73

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements — Refer to Item 8 starting on page 43.
(2)	Financial Statement Schedules — None.
(3)	Exhibits

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

10.1

Third Amended and Restated Revolving Credit and Security Agreement, dated as of May 22, 2015, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as backup collateral manager, and as custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 6, 2015).

10.2

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

10.3

Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 29, 2011).

10.4

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

10.6

Second Amended and Restated Investment Advisory Agreement, dated as of February 2, 2016, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on February 4, 2016).

10.7

Limited Liability Company Agreement of PennantPark Senior Secured Loan Fund I LLC, dated as of May 4, 2017, by and between PennantPark Floating Rate Capital Ltd. and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 8, 2017).

10.8

Indemnification Agreement, dated as of November 15, 2016, between PennantPark Floating Rate Capital Ltd. and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891) filed on November 22, 2016).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 30, 2017.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 30, 2017
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 30, 2017
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Director	November 30, 2017
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 30, 2017
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 30, 2017
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 30, 2017
Samuel L. Katz