Form 10-Q
period 2017-12-31
PennantPark Floating Rate Capital Ltd.
filed 2018-02-08
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 8, 2018 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2023 Notes” refers to our 3.83% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	September 30, 2017
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$672,975,750 and $665,514,821, respectively)	$677,586,189	$666,973,639
Controlled, affiliated investments (cost—$61,000,000 and $43,000,000, respectively)	61,843,585	43,525,143
Total of investments (cost—$733,975,750 and $708,514,821, respectively)	739,429,774	710,498,782
Cash and cash equivalents (cost—$127,718,637 and $18,847,673, respectively)	127,785,338	18,910,756
Interest receivable	2,632,994	2,520,506
Receivable for investments sold	11,190,048	14,185,850
Prepaid expenses and other assets	806,566	1,229,505
Total assets	881,844,720	747,345,399
Liabilities
Distributions payable	3,683,347	3,085,607
Payable for investments purchased	5,599,239	21,730,512
Credit Facility payable (cost—$190,368,311 and $253,783,301, respectively) (See Notes 5 and 10)	192,809,299	256,858,457
2023 Notes payable (cost—$138,579,858 and zero, respectively) (See Notes 5 and 10)	136,085,421	—
Interest payable on debt	1,189,268	693,787
Base management fee payable (See Note 3)	1,822,063	1,784,806
Performance-based incentive fee payable (See Note 3)	2,572,461	5,061,217
Accrued other expenses	663,371	224,739
Total liabilities	344,424,469	289,439,125
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 and 32,480,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	38,772	32,480
Paid-in capital in excess of par value	539,462,336	451,448,872
(Distributions in excess of ) undistributed net investment income	(9,200,786)	3,163,645
Accumulated net realized gain on investments	1,502,838	4,289,389
Net unrealized appreciation on investments	5,563,642	2,047,044
Net unrealized depreciation (appreciation) on debt	53,449	(3,075,156)
Total net assets	$537,420,251	$457,906,274
Total liabilities and net assets	$881,844,720	$747,345,399
Net asset value per share	$13.86	$14.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Investment income:
From non-controlled, non-affiliated investments:
Interest	$13,867,420	$11,951,835
Other income	433,180	679,433
From controlled, affiliated investments:
Interest	535,760	—
Total investment income	14,836,360	12,631,268
Expenses:
Base management fee (See Note 3)	1,822,063	1,595,727
Performance-based incentive fee (See Note 3)	148,010	1,469,369
Interest and expenses on debt (See Note 10)	2,618,308	1,800,725
Administrative services expenses (See Note 3)	500,000	561,250
Other general and administrative expenses	618,751	357,500
Expenses before amendment costs, debt issuance costs and provision for taxes	5,707,132	5,784,571
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	10,869,098	—
Provision for taxes	200,000	25,000
Total expenses	16,776,230	5,809,571
Net investment (loss) income	(1,939,870)	6,821,697
Realized and unrealized gain on investments and debt:
Net realized (loss) gain on investments	(2,786,551)	549,401
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	3,198,156	2,546,025
Controlled, affiliated investments	318,442	—
Debt depreciation (appreciation) (See Notes 5 and 10)	3,128,605	(1,068,214)
Net change in unrealized appreciation on investments and debt	6,645,203	1,477,811
Net realized and unrealized gain from investments and debt	3,858,652	2,027,212
Net increase in net assets resulting from operations	$1,918,782	$8,848,909
Net increase in net assets resulting from operations per common share (See Note 7)	$0.05	$0.33
Net investment (loss) income per common share	$(0.05)	$0.26

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net increase in net assets resulting from operations:
Net investment (loss) income	$(1,939,870)	$6,821,697
Net realized (loss) gain on investments	(2,786,551)	549,401
Net change in unrealized appreciation on investments	3,516,598	2,546,025
Net change in unrealized depreciation (appreciation) on debt	3,128,605	(1,068,214)
Net increase in net assets resulting from operations	1,918,782	8,848,909
Distributions to stockholders	(10,424,561)	(7,618,071)
Capital transactions
Public offering (See Note 1)	89,031,800	—
Offering costs	(1,012,044)	—
Net increase in net assets resulting from capital transactions	88,019,756	—
Net increase in net assets	79,513,977	1,230,838
Net assets:
Beginning of period	457,906,274	375,906,828
End of period	$537,420,251	$377,137,666
(Distribution in excess of) undistributed net investment income, end of period	$(9,200,786)	$3,763,272
Capital share activity:
Shares issued from public offering	6,292,000	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,918,782	$8,848,909
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(3,516,598)	(2,546,025)
Net change in unrealized (depreciation) appreciation on debt	(3,128,605)	1,068,214
Net realized loss (gain) on investments	2,786,551	(549,401)
Net accretion of discount and amortization of premium	(382,250)	(425,722)
Purchases of investments	(176,867,446)	(124,826,238)
Payment-in-kind interest	(160,484)	(39,085)
Proceeds from dispositions of investments	149,082,954	70,405,217
Increase in interest receivable	(112,488)	(608,313)
Decrease (increase) in receivable for investments sold	2,995,802	(11,357,601)
Decrease in prepaid expenses and other assets	422,939	52,716
Decrease in payable for investments purchased	(16,131,273)	(3,108,608)
Increase in interest payable on debt	495,481	140,699
Increase in base management fee payable	37,257	137,101
Decrease in performance-based incentive fee payable	(2,488,756)	(852,774)
Increase in accrued other expenses	438,632	169,682
Net cash used in operating activities	(44,609,502)	(63,491,229)
Cash flows from financing activities:
Public offering	89,031,800	—
Offering costs	(1,012,044)	—
Distributions paid to stockholders	(9,826,821)	(7,618,071)
Proceeds from 2023 Notes issuance (See Notes 5 and 10)	138,579,858	—
Borrowings under Credit Facility (See Notes 5 and 10)	11,485,010	91,902,000
Repayments under Credit Facility (See Notes 5 and 10)	(74,900,000)	(25,500,000)
Net cash provided by financing activities	153,357,803	58,783,929
Net increase (decrease) in cash equivalents	108,748,301	(4,707,300)
Effect of exchange rate changes on cash	126,281	(108)
Cash and cash equivalents, beginning of period	18,910,756	28,910,973
Cash and cash equivalents, end of period	$127,785,338	$24,203,565
Supplemental disclosure of cash flow information:
Interest paid	$12,991,925	$1,660,026
Taxes paid	$2,984	$—
Non-cash exchanges and conversions	$—	$709,685

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—126.1% (3), (4)
First Lien Secured Debt—115.3%
Advanced Cable Communications, LLC	08/09/2021	Telecommunications	7.44%	3M L+575		15,988,750	$15,806,841	$15,988,750
Alera Group Intermediate Holdings, Inc.	12/30/2022	Banking, Finance, Insurance and Real Estate	6.86%	1M L+550		10,559,896	10,482,709	10,559,896
Alera Group Intermediate Holdings, Inc. (Revolver) (8), (9)	12/30/2021	Banking, Finance, Insurance and Real Estate	—	—		1,771,962	—	—
Alera Group Intermediate Holdings, Inc. (8), (9)	12/30/2022	Banking, Finance, Insurance and Real Estate	—	—		5,895,073	—	—
Allied America, Inc. (8)	08/08/2022	Business Services	8.70%	3M L+700		698,246	698,246	698,246
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.56%	3M L+525		5,902,594	5,831,627	5,814,056
American Gilsonite Company (8)	12/31/2021	Metals and Mining	15.00%	—		128,248	124,752	144,921
American Scaffold	03/31/2022	Aerospace and Defense	8.19%	3M L+650		4,687,500	4,632,649	4,640,625
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	7.90%	3M L+650		10,541,782	10,385,394	10,344,124
Anesthesia Consulting & Management, LP	10/31/2022	Healthcare and Pharmaceuticals	7.94%	3M L+525		3,624,167	3,593,663	3,533,562
API Technologies Corp.	04/22/2022	Aerospace and Defense	8.19%	3M L+650		4,850,567	4,776,928	4,874,820
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.20%	3M L+550		11,940,000	11,828,685	11,820,600
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.67%	1M L+725		15,563,421	15,213,871	15,563,421
By Light Professional IT Services, LLC (Revolver) (8), (9)	05/16/2022	High Tech Industries	—	—		2,311,784	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	7.91%	3M L+650		11,000,000	10,892,191	10,901,407
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	6.32%	1M L+475		2,437,500	2,422,148	2,340,000
Canyon Valor Companies, Inc. (10)	06/16/2023	Media: Broadcasting and Subscription	5.94%	3M L+425		6,982,500	6,966,528	7,055,258
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.32%	1M L+575		3,903,892	3,913,045	3,889,252
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	7.69%	3M L+600		12,343,750	12,073,766	12,297,461
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.61%	1M L+625		4,589,286	4,576,386	4,245,090
Clarus Glassboards LLC	03/16/2023	Construction and Building	6.82%	1M L+525		4,330,000	4,290,634	4,330,000
Corfin Industries LLC	11/25/2020	Aerospace and Defense	11.11%	1M L+975		5,922,755	5,846,351	5,922,755
Corfin Industries LLC (Revolver) (8), (9)	11/25/2020	Aerospace and Defense	—	—		518,033	—	—
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.69%	3M L+500		19,619,991	19,574,262	19,058,676
DBI Holding, LLC	08/02/2021	Business Services	6.82%	1M L+525		9,875,100	9,796,637	9,875,100
Deva Holdings, Inc. (8)	10/31/2023	Consumer Goods: Non-Durable	8.32%	3M L+675		27,500,000	26,962,074	26,950,000
Deva Holdings, Inc. (Revolver) (8), (9)	10/31/2022	Consumer Goods: Non-Durable	—	—		2,115,000	—	—
Douglas Products and Packaging Company LLC	06/30/2020	Chemicals, Plastics and Rubber	6.45%	3M L+475		4,373,643	4,356,111	4,373,643
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.16%	1M L+475		10,487,120	10,460,640	10,487,120
Driven Performance Brands, Inc. (Revolver) (8), (9)	09/30/2022	Consumer Goods: Durable	—	—		1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.69%	3M L+800		16,701,000	16,495,827	16,784,505
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.69%	3M L+700		12,353,267	12,231,129	12,291,501
Education Networks of America, Inc. (Revolver) (8), (9)	05/06/2021	Telecommunications	—	—		2,173,913	—	(10,870)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	8.44%	3M L+675		9,912,089	9,834,007	9,912,089
GCOM Software LLC (8)	11/14/2022	High Tech Industries	8.92%	1M L+750		14,933,333	14,567,640	14,709,333
GCOM Software LLC (Revolver) (8)	11/14/2022	High Tech Industries	9.75%	P+550		333,333	333,333	333,333
GCOM Software LLC (Revolver) (8), (9)	11/14/2022	High Tech Industries	—	—		2,333,333	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	9.69%	3M L+800		10,975,119	10,770,519	10,755,616
iEnergizer Limited and Aptara, Inc. (6), (10)	05/01/2019	Business Services	7.57%	1M L+600		6,678,438	6,652,149	6,611,654
IGM RFE1 B.V. (6), (10), (11)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€12,050,199	12,524,977	14,469,843
Impact Sales, LLC	12/30/2021	Wholesale	8.33%	3M L+700		6,676,852	6,676,852	6,676,852
Impact Sales, LLC (8), (9)	12/30/2021	Wholesale	—	—		3,234,375	—	—
Infrastructure Supply Operations Pty Ltd. (6), (10), (11)	12/12/2023	Wholesale	6.48%	1M L+475	A	$5,000,000	3,644,625	3,773,864
Innova Medical Ophthalmics Inc. (6), (10)	04/13/2022	Capital Equipment	8.44%	3M L+675		3,365,125	3,321,970	3,365,125
Innova Medical Ophthalmics Inc. (Revolver) (6), (8), (9), (10)	04/13/2022	Capital Equipment	—	—		530,973	—	—
Intralinks, Inc. (8)	11/14/2024	Business Services	5.70%	3M L+400		15,000,000	14,925,397	14,906,250
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.07%	1M L+650		4,719,237	4,697,025	4,388,890
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.38%	3M L+700		4,653,450	4,600,750	4,577,831
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.57%	1M L+900		4,002,471	3,939,181	3,969,871
KHC Holdings, Inc.	10/31/2022	Wholesale	7.69%	3M L+600		12,132,527	11,974,864	12,132,527
KHC Holdings, Inc. (Revolver) (8)	10/30/2020	Wholesale	5.80%	1M L+425		120,968	120,968	120,968
KHC Holdings, Inc. (Revolver) (8), (9)	10/30/2020	Wholesale	—	—		1,088,710	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.19%	3M L+950		10,174,500	10,018,876	10,085,473
Leap Legal Software Pty Ltd (6), (10), (11)	09/12/2022	High Tech Industries	7.56%	3M L+575	A	$9,975,000	7,714,371	7,684,915
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	6.94%	3M L+525		4,954,937	4,936,491	4,360,345
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	8.44%	3M L+675		6,228,903	6,158,126	6,228,903
Lombart Brothers, Inc. (Revolver) (8), (9)	04/13/2022	Capital Equipment	—	—		1,238,938	—	—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	6.73%	2M L+525		4,238,073	4,206,526	4,195,692
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.36%	1M L+600		14,318,750	14,189,593	14,336,648
Manna Pro Products, LLC (8)	12/08/2023	Consumer Goods: Non-Durable	7.52%	3M L+600		5,500,000	5,418,649	5,417,500
Manna Pro Products, LLC (8), (9)	12/08/2023	Consumer Goods: Non-Durable	—	—		2,500,000	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	6.94%		3M L+525		3,368,856	$3,329,662	$3,368,856
Marketplace Events LLC (11)	01/27/2021	Media: Diversified and Production	6.25%		P+275	C	$17,027,390	11,962,100	13,589,832
Marketplace Events LLC (Revolver) (8), (9)	01/27/2021	Media: Diversified and Production	—		—		1,703,163	—	—
Mission Critical Electronics, Inc. (Revolver) (8), (9)	09/28/2021	Capital Equipment	—		—		883,392	—	(3,747)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	9.82%		1M L+825		26,294,872	26,709,610	26,623,558
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.69%		3M L+600		14,437,500	14,073,831	14,293,125
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	7.44%		3M L+575		8,692,647	8,662,801	7,736,456
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.84%		3M L+915		2,750,000	2,702,076	2,750,000
Profile Products LLC	01/31/2023	Environmental Industries	6.69%		3M L+500		10,068,672	9,981,061	10,068,672
Profile Products LLC (8), (9)	01/31/2019	Environmental Industries	—		—		573,770	—	—
Profile Products LLC (Revolver) (8), (9)	01/31/2022	Environmental Industries	—		—		2,459,016	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	6.20%		3M L+475		9,500,000	9,392,316	9,120,000
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	7.13%		3M L+550		25,000,000	23,752,195	23,833,250
International LLC (8)
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.32%		1M L+575		19,244,048	18,908,743	19,340,268
Snak Club, LLC (Revolver) (8)	07/19/2021	Beverage, Food and Tobacco	6.36%		1M L+500		483,333	483,333	483,333
Snak Club, LLC (Revolver) (8), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		16,667	—	—
Softvision, LLC	05/21/2021	High Tech Industries	7.07%		1M L+550		8,747,271	8,682,347	8,747,271
Sonny's Enterprises, LLC (8)	12/01/2022	Capital Equipment	6.44%		3M L+475		5,000,000	5,000,000	5,000,000
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	6.57%		1M L+500		7,980,000	7,866,186	7,980,000
Tensar Corporation	07/09/2021	Construction and Building	6.44%		3M L+475		4,631,234	4,605,282	4,492,297
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.94%		3M L+525		7,783,300	7,720,165	7,783,300
The Original Cakerie, Co. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	7.07%		1M L+550		3,053,641	3,030,834	3,053,641
The Original Cakerie Ltd. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.57%		1M L+500		5,911,177	5,867,229	5,911,177
The Original Cakerie Ltd. (Revolver) (6), (8), (9), (10)	07/20/2021	Consumer Goods: Non-Durable	—		—		1,418,484	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	12.82%		1M L+1,125		8,663,608	8,549,410	8,663,608
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	10.20%		3M L+850		42,917	42,917	42,917
			(PIK 1.00%)
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	10.20%		3M L+850		599,702	581,812	611,696
UniTek Global Services, Inc. (Revolver) (8), (9)	01/14/2019	Telecommunications	—		—		151,090	—	—
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.69%		1M L+900		3,050,781	3,050,781	2,898,242
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	6.88%		3M L+550		12,384,470	12,293,052	12,445,427
Veterinary Specialists of North America, LLC (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		5,210,333	—	25,646
Veterinary Specialists of North America, LLC (Revolver) (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		880,000	—	4,331
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.70%		3M L+600		7,218,750	7,186,110	7,259,392
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	7.07%		1M L+550		4,996,607	4,963,470	5,046,573
Whitney, Bradley & Brown, Inc. (Revolver) (8)	10/18/2022	Aerospace and Defense	10.57%		1M L+900		100,000	100,000	99,000
Whitney, Bradley & Brown, Inc. (Revolver) (8), (9)	10/18/2022	Aerospace and Defense	—		—		233,333	—	(2,333)
Winchester Electronics Corporation	06/30/2022	Capital Equipment	8.19%		3M L+650		10,243,355	10,186,995	10,294,572
Total First Lien Secured Debt								615,144,301	619,347,801
Second Lien Secured Debt—7.4%
Condor Borrower, LLC (8)	04/25/2025	High Tech Industries	10.12%		3M L+875		2,000,000	1,960,371	1,970,000
DecoPac, Inc. (8)	03/31/2025	Beverage, Food and Tobacco	9.94%		3M L+825		11,341,463	11,119,393	11,228,049
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	12.20%		3M L+1,050		2,000,000	1,978,343	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.70%		3M L+1,000		11,600,000	11,241,851	11,020,000
			(PIK 5.12%)
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.84%		3M L+1,050		3,775,000	3,717,913	3,812,750
McAfee, LLC (8)	09/29/2025	High Tech Industries	10.07%		1M L+850		2,500,000	2,463,043	2,501,576
PT Network, LLC (8)	04/12/2023	Healthcare and Pharmaceuticals	11.36%		3M L+1,000		1,666,667	1,634,610	1,633,333
PT Network, LLC (8), (9)	04/12/2023	Healthcare and Pharmaceuticals	—		—		333,333	—	(6,667)
Research Now Group, Inc. and Survey Sampling	12/22/2025	Business Services	11.28%		3M L+950		2,000,000	1,860,193	1,870,000
International LLC (8)
Sunshine Oilsands Ltd. (5), (6), (8), (10)	08/01/2018	Energy: Oil and Gas	—	(7)	—		2,792,500	2,720,508	1,144,925
Veritext Corp.	01/30/2023	Business Services	10.69%		3M L+900		2,690,625	2,626,095	2,690,625
Total Second Lien Secured Debt								41,322,320	39,884,591
Subordinated Debt/Corporate Notes—0.5% (8)
American Gilsonite Company (5)	12/31/2021	Metals and Mining	17.00%		—		382,989	382,989	425,118
			(PIK 10.37%)
Credit Infonet, Inc.	10/26/2020	High Tech Industries	13.00%		—		2,094,892	2,055,142	2,094,892
			(PIK 0.75%)
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00%		—		176,988	176,988	180,528
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes								2,615,119	2,700,538

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Preferred Equity—0.4% (7), (8)
Condor Holdings Limited (6), (10)	—	High Tech Industries	—	—	88,000	$10,173	$10,173
Condor Top Holdco Limited (6), (10)	—	High Tech Industries	—	—	88,000	77,827	77,827
UniTek Global Services, Inc. - Senior Preferred Equity	—	Telecommunications	18.00%	—	448,851	448,851	495,817
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,561,511
Total Preferred Equity						1,207,134	2,145,328
Common Equity/Warrants—2.5% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,572	1,929,760
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	5,011
American Gilsonite Company	—	Metals and Mining	—	—	1,000	215,182	361,172
By Light Investco LP	—	High Tech Industries	—	—	21,908	2,190,771	2,882,712
By Light Investco LP (9)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	70,000	700,000	700,000
(Allied America, Inc.)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	200,000
(PT Network, LLC)
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	3,000	300,000	1,101,017
Corfin InvestCo, L.P. (9)	—	Aerospace and Defense	—	—	3,000	—	—
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	1,632,744
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—	—	1,141	58,045	220,744
Gauge InfosoftCoInvest, LLC (The Infosoft Group, LLC)	—	Media: Broadcasting and Subscription	—	—	500	500,000	637,482
GCOM InvestCo LP	—	High Tech Industries	—	—	1,281,433	1,281,433	1,281,433
GCOM InvestCo LP (9)	—	High Tech Industries	—	—	718,567	—	—
Patriot National, Inc. (13)	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	439
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (12)	—	Telecommunications	—	—	736,628	736,628	736,628
TPC Broadband Investors, LP (Advanced Cable Communications, LLC) (9), (12)	—	Telecommunications	—	—	263,372	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	213,739	—	1,677,360
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (Whitney, Bradley & Brown, Inc.)	—	Aerospace and Defense	—	—	142,857	142,857	141,429
Total Common Equity/Warrants						12,686,876	13,507,931
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						672,975,750	677,586,189
Investments in Controlled, Affiliated Portfolio Companies—11.5% (3), (4)
Subordinated Debt/Corporate Notes—7.9%
PennantPark Senior Secured Loan Fund I LLC (8), (10)	05/06/2024	Financial Services	6.69%	3M L+500	42,700,000	42,700,000	42,700,000
Equity Interests—3.6% (7), (8)
PennantPark Senior Secured Loan Fund I LLC (10)	—	Financial Services	—	—	—	18,300,000	19,143,585
Total Investments in Controlled, Affiliated Portfolio Companies						61,000,000	61,843,585
Total Investments—137.6%						733,975,750	739,429,774
Cash and Cash Equivalents—23.8%
BlackRock Federal FD Institutional 30						124,926,519	124,926,519
BNY Mellon Cash						2,792,118	2,858,819
Total Cash and Cash Equivalents						127,718,637	127,785,338
Total Investments and Cash Equivalents—161.4%						$861,694,387	$867,215,112
Liabilities in Excess of Other Assets—(61.4)%							(329,794,861)
Net Assets—100.0%							$537,420,251

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR or “E,” or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2017, qualifying assets represent 87% of our total assets and non-qualifying assets represent 13% of our total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2017

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Marketplace Events LLC (11)	01/27/2021	Media: Diversified and Production	6.25%		P+275	C	$17,070,749	$11,982,846	$13,581,250
Marketplace Events LLC (Revolver) (8)	01/27/2021	Media: Diversified and Production	7.00%		P+275		459,854	459,854	459,854
Marketplace Events LLC (Revolver) (8), (9)	01/27/2021	Media: Diversified and Production	—		—		1,243,309	—	—
McAfee, LLC (8)	09/30/2024	High Tech Industries	5.50%		L+450		7,500,000	7,425,000	7,533,750
Mission Critical Electronics, Inc. (Revolver) (8), (9)	09/28/2021	Capital Equipment	—		—		883,392	—	(3,592)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	9.49%		L+825		26,294,872	26,729,488	26,513,908
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.33%		L+600		14,625,000	14,241,842	14,405,625
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	7.08%		L+575		8,717,647	8,682,164	7,845,882
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.52%		L+918		2,750,000	2,699,796	2,750,000
Pathway Partners Vet Management Company LLC (8)	08/19/2022	Healthcare and Pharmaceuticals	6.24%		L+500		19,927,985	19,874,203	19,927,985
Profile Products LLC	01/31/2023	Environmental Industries	6.33%		L+500		10,135,136	10,045,209	10,135,136
Profile Products LLC (8), (9)	01/31/2019	Environmental Industries	—		—		573,770	—	—
Profile Products LLC (Revolver) (8), (9)	01/31/2022	Environmental Industries	—		—		2,459,016	—	—
PT Network, LLC	11/30/2021	Healthcare and Pharmaceuticals	7.82%		L+650		8,450,400	8,383,771	8,450,400
PT Network, LLC (8), (9)	11/30/2021	Healthcare and Pharmaceuticals	—		—		2,291,100	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	6.02%		L+475		9,625,000	9,509,035	9,288,125
Salient CRGT Inc.	02/28/2022	High Tech Industries	6.99%		L+575		19,654,762	19,296,231	19,753,036
Snak Club, LLC (Revolver) (8)	07/19/2021	Beverage, Food and Tobacco	6.24%		L+500		416,667	416,667	416,667
Snak Club, LLC (Revolver) (8), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		83,333	—	—
Softvision, LLC	05/21/2021	High Tech Industries	6.74%		L+550		8,747,271	8,678,587	8,747,271
Sundial Group Holdings LLC	08/15/2024	Consumer Goods: Non-Durable	5.99%		L+475		10,000,000	9,851,797	9,850,000
Survey Sampling International, LLC	12/16/2020	Business Services	6.27%		L+500		5,394,946	5,366,833	5,287,047
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	6.24%		L+500		8,000,000	7,882,265	8,000,000
Tensar Corporation	07/09/2021	Construction and Building	6.08%		L+475		4,631,234	4,603,617	4,295,470
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.58%		L+525		8,210,074	8,139,730	8,210,074
The Original Cakerie, Co. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.81%		L+550		3,061,372	3,037,176	3,061,372
The Original Cakerie Ltd. (6), (10)	07/20/2021	Consumer Goods: Non-Durable	6.31%		L+500		5,926,142	5,879,466	5,926,142
The Original Cakerie Ltd. (Revolver) (6), (8), (9), (10)	07/20/2021	Consumer Goods: Non-Durable	—		—		1,418,484	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	12.49%		L+1,125		8,856,365	8,730,717	8,812,084
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.84%		L+850		42,809	42,809	42,809
			(PIK 1.00%)
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	9.84%		L+850		599,702	577,759	611,696
UniTek Global Services, Inc. (8), (9)	01/14/2019	Telecommunications	—		—		151,090	—	—
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	10.33%		L+900		3,058,594	3,058,594	2,905,664
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	6.56%		L+525		11,374,590	11,277,723	11,362,740
Veterinary Specialists of North America, LLC (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		2,660,000	—	(2,771)
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	—		—		880,000	—	(917)
(Revolver) (8), (9)
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.34%		L+600		7,312,500	7,278,094	7,358,203
Vistage Worldwide, Inc.	08/19/2021	Media: Broadcasting and Subscription	6.74%		L+550		5,029,514	4,994,127	5,042,087
Winchester Electronics Corporation	06/30/2022	Capital Equipment	7.83%		L+650		7,695,662	7,636,513	7,734,140
Winchester Electronics Corporation (8), (9)	06/30/2022	Capital Equipment	—		—		708,333	—	3,542
Total First Lien Secured Debt								607,582,054	609,668,554
Second Lien Secured Debt—8.3%
DecoPac, Inc. (8)	03/31/2025	Beverage, Food and Tobacco	9.58%		L+825		15,000,000	14,700,169	14,700,000
Douglas Products and Packaging Company LLC	12/31/2020	Chemicals, Plastics and Rubber	11.84%		L+1,050		2,000,000	1,976,823	2,020,000
Howard Berger Co. LLC	09/30/2020	Wholesale	11.34%		L+1,000		11,450,000	11,064,344	10,992,000
			(PIK 5.18%)
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	11.80%		L+1,050		3,775,000	3,714,927	3,812,750
McAfee, LLC (8)	09/29/2025	High Tech Industries	9.50%		L+850		2,500,000	2,462,500	2,500,000
Sunshine Oilsands Ltd. (5), (6), (8), (10)	08/01/2018	Energy: Oil and Gas	—	(7)	—		2,792,500	2,720,508	1,144,925
Veritext Corp.	01/30/2023	Business Services	10.33%		L+900		2,690,625	2,623,765	2,663,719
Total Second Lien Secured Debt								39,263,036	37,833,394

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

DECEMBER 31, 2017

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate both current income and capital appreciation while seeking to preserve capital. We seek to achieve our investment objective by investing primarily in loans bearing a variable-rate of interest, or Floating Rate Loans, and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating Rate Loans pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as LIBOR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that first lien secured debt, will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt, subordinated debt, and, to a lesser extent, equity investments.

We entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $405 million as of December 31, 2017 at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

In October and November 2017, we completed a follow-on public offering of 6,292,000 shares of common stock at a public offering price of $14.15 per share resulting in net proceeds of approximately $88.0 million. The Investment Adviser paid approximately $2.1 million of the sales load payable to the underwriters. We are not obligated to repay the sales load paid by our Investment Adviser.

In November 2017, we issued $138.6 million of our 2023 Notes. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% on December 15, 2023. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2023 Notes are listed on the Tel Aviv Stock Exchange, or the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

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

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Articles 6, 10 and 12 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

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

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, the Credit Facility and the 2023 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our Taxable Subsidiaries. For the three months ended December 31, 2017 and 2016, we recorded a provision for taxes of $0.2 million and less than $0.1 million, respectively, pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2017, there were no uncertain tax positions and no amounts accrued for interest or penalties. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

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

Capital transactions, in connection with our dividend reinvestment plan, which was terminated on November 22, 2017, or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

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

(g) Asset Transfers and Servicing

Asset transfers that do not meet ASC 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities as investments. The creditors of Funding I have received a security interest in all of its assets and such assets are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. or any of its affiliates.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2018. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2017 and 2016, the Investment Adviser earned a base management fee of $1.8 million and $1.6 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2017 and 2016, the Investment Adviser earned zero and $0.9 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2017 and 2016, the Investment Adviser reversed a prior accrual of $(0.1) million and accrued an incentive fee on capital gains of zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2017 and 2016 was $0.2 million and $0.6 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2018. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For each of the three months ended December 31, 2017 and 2016, we reimbursed the Investment Adviser approximately $0.3 million, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

For the three months ended December 31, 2017 and 2016, the Company sold zero and $5.0 million, respectively, in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gain on that transaction amounted to less than $0.1 million.

For the three months ended December 31, 2017, we sold $27.3 million in investments to PSSL at fair value and recognized less than $0.1 million of net realized gains. There were no transactions with PSSL during the three months ended December 31, 2016.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2017 and 2016 totaled $177.0 million and $124.9 million, respectively. Sales and repayments of investments for the same periods totaled $149.1 million and $70.4 million, respectively.

Investments, cash and cash equivalents consisted of the following:

	December 31, 2017		September 30, 2017
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$615,144,301	$619,347,801	$607,582,054	$609,668,554
Second lien	41,322,320	39,884,591	39,263,036	37,833,394
Subordinated debt / corporate notes	2,615,119	2,700,538	7,267,407	7,432,373
Subordinated debt in PSSL	42,700,000	42,700,000	30,100,000	30,100,000
Equity	13,894,010	15,653,259	11,402,324	12,039,318
Equity interests in PSSL	18,300,000	19,143,585	12,900,000	13,425,143
Total investments	733,975,750	739,429,774	708,514,821	710,498,782
Cash and cash equivalents	127,718,637	127,785,338	18,847,673	18,910,756
Total investments, cash and cash equivalents	$861,694,387	$867,215,112	$727,362,494	$729,409,538

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2017 (1)	September 30, 2017 (1)
High Tech Industries	11%	10%
Consumer Goods: Non-Durable	10	8
Business Services	9	4
Hotel, Gaming and Leisure	8	8
Telecommunications	8	7
Beverage, Food and Tobacco	7	7
Aerospace and Defense	6	5
Capital Equipment	5	5
Consumer Goods: Durable	5	6
Healthcare and Pharmaceuticals	5	9
Wholesale	5	5
Chemicals, Plastics and Rubber	4	4
Media: Diversified and Production	4	4
Media: Broadcasting and Subscription	3	3
Banking, Finance, Insurance and Real Estate	2	1
Media: Advertising, Printing and Publishing	2	4
Retail	2	3
Construction and Building	1	3
All Other	3	4
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2017, PSSL had total assets of $167.6 million. As of the same date, we and Kemper had remaining commitments to fund subordinated notes and equity interests in PSSL in an aggregate of $30.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of subordinated notes and equity interests. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of PSSL. As of December 31, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and equity interests. As of the same date, our investment in PSSL consisted of equity interests of $18.3 million and subordinated notes of $42.7 million as of December 31, 2017. As of the same date, we had commitments to fund subordinated notes to PSSL of $61.3 million, of which $18.6 million was unfunded. As of December 31, 2017, we had commitments to fund equity interests in PSSL of $26.2 million, of which $7.9 million was unfunded.

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

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of December 31, 2017 allowed PSSL Subsidiary to borrow up to $210.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

December 31, 2017
Total investments	$147,506,492
Weighted average cost yield on income producing investments	7.4%
Number of portfolio companies in PSSL	25
Largest portfolio company investment	$10,000,000
Total of five largest portfolio company investments	$40,549,271

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2017:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
December 31, 2017
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—674.2%
First Lien Secured Debt—674.2%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.57%	1M L+500		5,604,076	$5,540,035	$5,552,686
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.56%	3M L+525		4,987,406	4,938,898	4,912,594
Anvil International, LLC	08/01/2024	Construction and Building	6.13%	2M L+450		4,987,500	4,938,491	5,012,438
API Technologies Corp.	04/22/2022	Aerospace and Defense	8.19%	3M L+650		4,924,433	4,879,654	4,949,055
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.67%	1M L+725		5,936,170	5,800,590	5,936,170
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	7.91%	3M L+650		6,500,000	6,436,294	6,441,741
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.32%	1M L+575		7,481,108	7,434,854	7,453,054
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.69%	3M L+500		4,812,763	4,812,763	4,675,073
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	6.13%	2M L+475		8,000,000	7,960,000	8,096,640
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.61%	1M L+425		4,744,586	4,733,200	4,720,863
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.11%	1M L+475		4,937,500	4,891,934	4,937,500
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€4,905,660	5,705,518	5,890,702
Impact Sales, LLC	12/30/2021	Wholesale	8.33%	3M L+700		4,972,406	4,958,252	4,972,406
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.48%	1M L+475	A	$10,000,000	7,289,249	7,547,728
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.36%	1M L+600		7,406,250	7,470,701	7,415,508
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.52%	3M L+600		7,000,000	6,896,462	6,895,000
McAfee, LLC	09/30/2024	High Tech Industries	6.07%	1M L+450		7,481,250	7,409,635	7,451,849
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.84%	6M L+500		4,065,150	4,041,668	4,047,908
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.69%	3M L+600		4,812,500	4,751,312	4,764,375
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.84%	3M L+915		6,000,000	5,890,544	6,000,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.36%	1M L+500		4,812,495	4,812,495	4,812,495
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.44%	3M L+475		10,000,000	10,003,125	10,000,000
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.94%	3M L+525		5,243,486	5,243,486	5,243,486
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.70%	3M L+600		4,812,500	4,876,322	4,839,594
Whitney, Bradley & Brown, Inc.	10/18/2022	Consumer Goods: Durable	10.57%	1M L+900		4,987,500	4,891,183	4,937,627
Total First Lien Secured Debt							146,606,665	147,506,492
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							146,606,665	147,506,492
Cash and Cash Equivalents—79.6%
BlackRock Federal FD Institutional 30							17,192,578	17,192,578
US Bank Cash							223,513	227,553
Total Cash and Cash Equivalents							17,416,091	17,420,131
Total Investments and Cash Equivalents—753.8%							$164,022,756	$164,926,623
Liabilities in Excess of Other Assets—(653.8)%								(143,048,241)
Members' Equity—100.0%								$21,878,382

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, EURIBOR or Prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Euros (€) as denoted.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2017:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
September 30, 2017

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—651.7%
First Lien Secured Debt—674.2%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.24%	L+500	5,664,954	$5,597,299	$5,636,629
Anvil International, LLC	08/01/2024	Construction and Building	5.50%	L+450	5,000,000	4,950,000	5,025,000
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.83%	L+650	4,955,919	4,908,646	4,906,360
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.57%	L+725	5,961,702	5,819,267	5,961,702
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.08%	L+575	7,500,000	7,453,125	7,425,000
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.24%	L+500	4,875,132	4,875,132	4,807,559
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	5.75%	L+475	8,000,000	7,960,000	8,080,000
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.55%	L+425	4,744,586	4,732,725	4,720,863
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.06%	L+475	5,000,000	4,951,225	5,000,000
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+800	€4,937,107	5,742,092	5,836,653
Impact Sales, LLC	12/30/2021	Wholesale	8.30%	L+700	4,984,962	4,970,404	4,984,963
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.24%	L+600	7,453,125	7,521,186	7,468,628
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.33%	L+500	4,075,442	4,050,930	4,058,871
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.33%	L+600	4,875,000	4,810,511	4,801,875
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.52%	L+918	6,000,000	5,885,356	6,000,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.24%	L+500	4,843,745	4,843,745	4,843,745
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.58%	L+525	5,530,997	5,530,997	5,530,997
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.34%	L+600	4,875,000	4,942,263	4,905,469
Total First Lien Secured Debt						99,544,903	99,994,314
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						99,544,903	99,994,314
Cash and Cash Equivalents—15.5%
BlackRock Federal FD Institutional 30						2,226,430	2,226,430
US Bank Cash						144,739	144,833
Total Cash and Cash Equivalents						2,371,169	2,371,263
Total Investments and Cash Equivalents—667.2%						$101,916,072	$102,365,577
Liabilities in Excess of Other Assets—(567.2)%							(87,022,556)
Members' Equity—100.0%							$15,343,021

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	December 31, 2017	September 30, 2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$146,606,665 and $99,544,903, respectively)	$147,506,492	$99,994,314
Cash and cash equivalents (cost—$17,416,091 and $2,371,169, respectively)	17,420,131	2,371,263
Interest receivable	686,655	332,980
Prepaid expenses and other assets	1,978,730	1,131,029
Total assets	167,592,008	103,829,586
Liabilities
Payable for investments purchased	10,003,125	27,095,850
PSSL Credit Facility payable	86,462,213	26,783,885
Subordinated notes payable	48,800,000	34,400,000
Interest payable on PSSL Credit Facility	286,661	97,531
Interest payable on subordinated notes	27,225	12,107
Accrued other expenses	134,402	97,192
Total liabilities	145,713,626	88,486,565
Commitments and contingencies (1)	—	—
Members' equity	21,878,382	15,343,021
Total liabilities and members' equity	$167,592,008	$103,829,586

(1)	PSSL had no outstanding commitments to fund investments as of December 31, 2017.

PennantPark Senior Secured Loan Fund I LLC
Statement of Operations
(Unaudited)
Three Months Ended December 31, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$1,973,655
Total investment income	1,973,655
Expenses:
Interest and expenses on PSSL Credit Facility	651,537
Interest expense on subordinated notes	612,297
Administrative services expenses	75,000
Other general and administrative expenses (1)	351,786
Total expenses	1,690,620
Net investment income	283,035
Realized and unrealized gain on investments and credit facility foreign currency translations
Net realized loss on investments	(49,176)
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	454,362
Credit facility foreign currency translations	(324,288)
Net change in unrealized appreciation on investments and credit facility foreign currency translations	130,074
Net realized and unrealized gain from investments and credit facility foreign currency translations	80,898
Net increase in members' equity resulting from operations	$363,933

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the three months ended December 31, 2017 and 2016, our ability to observe valuation inputs resulted in no reclassifications.

In addition to using the above inputs in cash equivalents, investments, the 2023 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

The remainder of our investment portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an EBITDA multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$246,976,274	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	4,371,576	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	372,371,527	Market Comparable	Market Yield	5.9% – 18.1% (9.1%)
Second lien	35,513,015	Market Comparable	Market Yield	8.6% – 15.1% (12.4%)
Subordinated debt / corporate notes	45,400,538	Market Comparable	Market Yield	10.4% – 16.8% (10.6%)
Equity	15,652,820	Enterprise Market Value	EBITDA multiple	6.7x – 11.2x (8.5x)
Total Level 3 investments	$720,285,750
Long-Term Credit Facility	$192,809,299	Market Comparable	Market Yield	4.5%

Asset Category	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$260,595,796	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,500,000	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	349,072,758	Market Comparable	Market Yield	5.8% – 20.6% (8.6%)
Second lien	35,333,394	Market Comparable	Market Yield	9.6% – 14.0% (11.7%)
Subordinated debt / corporate notes	37,532,373	Market Comparable	Market Yield	9.8% – 16.7% (10.4%)
Equity	12,023,298	Enterprise Market Value	EBITDA multiple	6.5x–9.0x (7.8x)
Total Level 3 investments	$697,057,619
Long-Term Credit Facility	$256,858,457	Market Comparable	Market Yield	3.7%

Our investments, cash and cash equivalents, Credit Facility and the 2023 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2017
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$619,347,801	$—	$—	$619,347,801	$—
Second lien	39,884,591	—	—	39,884,591	—
Subordinated debt / corporate notes	45,400,538	—	—	45,400,538	—
Equity	34,796,844	439	—	15,652,820	19,143,585
Total investments	739,429,774	439	—	720,285,750	19,143,585
Cash and cash equivalents	127,785,338	127,785,338	—	—	—
Total investments, cash and cash equivalents	$867,215,112	$127,785,777	$—	$720,285,750	$19,143,585
Long-Term Credit Facility	$192,809,299	$—	$—	$192,809,299	$—
2023 Notes	136,085,421	136,085,421	—	—	—
Total debt	$328,894,720	$136,085,421	$—	$192,809,299	$—

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2017
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$609,668,554	$100,814,208	$710,482,762
Net realized (losses) gains	(2,986,899)	120,604	(2,866,295)
Net unrealized appreciation	2,117,000	1,368,645	3,485,645
Purchases, PIK interest, net discount accretion and non-cash exchanges	151,260,150	26,150,027	177,410,177
Sales, repayments and non-cash exchanges	(140,711,004)	(8,371,950)	(149,082,954)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$619,347,801	$120,081,534	$739,429,335
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$1,423,429	$1,455,982	$2,879,411

	Three Months Ended December 31, 2016
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$548,410,095	$47,412,741	$595,822,836
Net realized gains	280,208	263,993	544,201
Net unrealized appreciation	2,051,612	406,754	2,458,366
Purchases, PIK interest, net discount accretion and non-cash exchanges	109,256,025	16,035,021	125,291,046
Sales, repayments and non-cash exchanges	(59,945,347)	(10,459,870)	(70,405,217)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$600,052,593	$53,658,639	$653,711,232
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$1,927,211	$653,710	$2,580,921

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Long-Term Credit Facility	2017	2016
Beginning Balance (cost – $253,783,301 and $232,907,500, respectively)	$256,858,457	$232,389,498
Net change in unrealized (depreciation) appreciation included in earnings	(634,168)	1,068,214
Borrowings	11,485,010	91,902,000
Repayments	(74,900,000)	(25,500,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $190,368,311 and $299,309,500, respectively)	$192,809,299	$299,859,712

As of December 31, 2017, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	A	$14,900,000	$11,485,010	$11,654,005	January 2, 2018	$168,995
Canadian Dollar	C	$17,500,000	12,407,500	13,967,030	January 2, 2018	1,559,530
Euro		€12,200,000	12,675,800	14,649,723	January 2, 2018	1,973,923
			$36,568,310	$40,270,758		$3,702,448

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $10.9 million and zero, respectively, relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three months ended December 31, 2017 and 2016. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2017, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $3.1 million. For the three months ended December 31, 2016, our Credit Facility had a net change in unrealized appreciation of $1.1 million. As of December 31, 2017 and September 30, 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $0.1 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2017 were as follows:

Name of Investment	Fair Value at September 30, 2017	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Net Change in Appreciation	Fair Value at December 31, 2017	Net Realized Gains (Losses)
Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$43,525,143	$18,000,000	$—	$535,760	$318,442	$61,843,585	$—
Total Controlled Affiliates	$43,525,143	$18,000,000	$—	$535,760	$318,442	$61,843,585	$—

*

We and Kemper are the members of PSSL, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL make investments in the PSSL in the form of equity interests and subordinated debt, and all portfolio and other material decision regarding PSSL must be submitted to PSSL’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Kemper. Because management of PSSL is shared equally between us and Kemper, we do not believe we control PSSL for purposes of the 1940 Act or otherwise.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2017	2016
Numerator for net increase in net assets resulting from operations	$1,918,782	$8,848,909
Denominator for basic and diluted weighted average shares	36,895,509	26,730,074
Basic and diluted net increase in net assets per share resulting from operations	$0.05	$0.33

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2017 and September 30, 2017, cash and cash equivalents consisted of money market funds in the amounts of $127.8 million and $18.9 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$14.10	$14.06
Net investment (loss) income (1)	(0.05)	0.26
Net change in realized and unrealized gain (1)	0.10	0.07
Net increase in net assets resulting from operations (1)	0.05	0.33
Distributions to stockholders (1), (2)	(0.28)	(0.28)
(Dilutive) effect of common stock issuance	(0.01)	—
Net asset value, end of period	$13.86	$14.11
Per share market value, end of period	$13.72	$14.11
Total return* (3)	(3.28)%	8.90%
Shares outstanding at end of period	38,772,074	26,730,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	2.53%	4.25%
Ratio of debt related expenses to average net assets (5)	4.11%	1.91%
Ratio of total expenses to average net assets (5)	6.64%	6.16%
Ratio of net investment income to average net assets (5)	4.78%	7.24%
Net assets at end of period	$537,420,251	$377,137,666
Weighted average debt outstanding	$275,476,105	$247,183,783
Weighted average debt per share (1)	$7.47	$9.25
Asset coverage per unit (6)	$2,634	$2,258
Portfolio turnover ratio	81.67%	44.82%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)

Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan, which was terminated on November 22, 2017.

(4)	Excludes debt related costs.
(5)	Credit Facility amendment and debt issuance costs, if any, are not annualized.
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2017 and 2016, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 7.75% and 2.91%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $405 million as of December 31, 2017, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of November 2022 and a revolving period that ends in November 2020. As of December 31, 2017 and September 30, 2017, Funding I had $190.4 million and $253.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.46% and 3.18%, exclusive of the fee on undrawn commitments as of December 31, 2017 and September 30, 2017, respectively.

During the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in November 2022. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2017, we were in compliance with the covenants relating to our Credit Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2017

(Unaudited)

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee.

The 2023 Notes pay interest at a rate of 3.83% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes is payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on

December 15, 2023.

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of PennantPark Floating Rate Capital Ltd.’s existing and future unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please see the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilAA- by S&P Global Ratings Maalot Ltd. and are listed for trading on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2017 and September 30, 2017, we had $42.4 million and $30.6 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had commitments of up to $26.5 million and $44.6 million, respectively, to PSSL as of December 31, 2017 and September 30, 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the "Company"), including the consolidated schedule of investments as of December 31, 2017, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month periods ended December 31, 2017 and 2016, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 30, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments as of September 30, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the company's management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ RSM US LLP

New York, New York

February 8, 2018

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

Overview

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate both current income and capital appreciation while seeking to preserve capital by investing primarily in Floating Rate Loans and other investments made to U.S. middle-market companies.

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC 450-30.

Expenses

Our primary operating expenses include the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees on undrawn amounts, under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2017, our portfolio totaled $739.4 million and consisted of $619.3 million of first lien secured debt, $39.9 million of second lien secured debt, $45.4 million of subordinated debt (of which $42.7 million was invested in PSSL) and $34.8 million of preferred and common equity (of which $19.1 million was invested in PSSL). Our debt portfolio consisted of 99% variable-rate investments (including 4% where LIBOR was below the floor) and 1% fixed-rate investments. As of December 31, 2017, we had one company on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $5.6 million. Our overall portfolio consisted of 84 companies with an average investment size of $8.8 million, had a weighted average yield on debt investments of 8.3%, and was invested 84% in first lien secured debt, 5% in second lien secured debt, 6% in subordinated debt (of which 6% was invested in PSSL) and 5% in preferred and common equity (of which 3% was invested in PSSL). As of December 31, 2017, all of the investments held in PSSL were first lien secured debt.

As of September 30, 2017, our portfolio totaled $710.5 million and consisted of $609.7 million of first lien secured debt, $37.8 million of second lien secured debt,

$37.5 million of subordinated debt (of which $30.1 million was invested in PSSL) and $25.5 million of preferred and common equity (of which $13.4 million was invested in PSSL). Our debt portfolio consisted of 99% variable-rate investments (including 7% where LIBOR was below the floor) and 1% fixed-rate investments. As of September 30, 2017, we had one company on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $2.0 million. Our overall portfolio consisted of 82 companies with an average investment size of $8.7 million, had a weighted average yield on debt investments of 8.0%, and was invested 86% in first lien secured debt, 5% in second lien secured debt, 5% in subordinated debt (of which 4% was invested in PSSL) and 4% in preferred and common equity (of which 2% was invested in PSSL). As of September 30, 2017, all of the investments held in PSSL were first lien secured debt.

For the three months ended December 31, 2017, we invested $176.9 million in 11 new and 11 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the three months ended December 31, 2017 totaled $149.1 million.

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

In addition to using the above inputs in cash equivalents, investments, our 2023 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $10.9 million and zero, respectively, relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three months ended December 31, 2017 and 2016. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2017, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $3.1 million. For the three months ended December 31, 2016, our Credit Facility had a net change in unrealized appreciation $1.1 million. As of December 31, 2017 and September 30, 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $0.1 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investments, our Credit Facility and the 2023 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for us to maintain our ability to be subject to tax as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends for U.S. federal income tax purposes, even though we may not have collected any cash with respect to interest on PIK securities.

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

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are taxed as corporations. The Taxable Subsidiary allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while allowing us to maintain our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2017 and 2016.

Investment Income

Investment income for the three months ended December 31, 2017 was $14.8 million and was attributable to $13.6 million from first lien secured debt and $1.2 million from second lien secured debt and subordinated debt. Investment income for the three months ended December 31, 2016 was $12.6 million and was attributable to $11.2 million from first lien senior debt and $1.4 million from second lien secured debt and subordinated debt. The increase in investment income compared to the same period in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three months ended December 31, 2017 totaled $16.8 million. Base management fee for the same period totaled $1.8 million, incentive fee totaled $0.1 million (including $(0.1) million on realized gains and $0.2 million on unrealized gains accrued but not payable), debt related interest and expenses totaled $13.5 million (including $10.9 million in Credit Facility amendment and debt issuance costs on the 2023 Notes), general and administrative expenses totaled $1.2 million and provision for taxes totaled $0.2 million. Expenses for the three months ended December 31, 2016 totaled $5.8 million. Base management fee for the same period totaled $1.6 million, incentive fee totaled $1.5 million (including $0.6 million on unrealized gains accrued but not yet payable), Credit Facility expenses totaled $1.8 million and general and administrative expenses totaled $0.9 million. The increase in expenses compared to the same period in the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period, which was partially offset by a reduction in incentive fee.

Net Investment (Loss) Income

Net investment (loss) income totaled $(1.9) million, or $(0.05) per share, for the three months ended December 31, 2017, and $6.8 million, or $0.26 per share, for the three months ended December 31, 2016. The decrease in net investment income compared to the same period in the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2017 totaled $149.1 million and net realized losses totaled $2.8 million. Sales and repayments of investments totaled $70.4 million and realized gains totaled $0.5 million for the three months ended December 31, 2016. The change in realized gains was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three months ended December 31, 2017 and 2016, we reported net change in unrealized appreciation on investments of $3.5 million and $2.5 million, respectively. As of December 31, 2017 and September 30, 2017, our net unrealized appreciation on investments totaled $5.6 million and $2.0 million, respectively. The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) on investments that were realized.

For the three months ended December 31, 2017, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $3.1 million. For the three months ended December 31, 2016, our Credit Facility had a net change in unrealized appreciation of $1.1 million. As of December 31, 2017 and September 30, 2017, our net unrealized depreciation (appreciation) on the Credit Facility and the 2023 Notes totaled $0.1 million and $(3.1) million, respectively. The change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $1.9 million, or $0.05 per share, for the three months ended December 31, 2017. This compares to a net change in net assets resulting from operations of $8.8 million, or $0.33 per share, for the three months ended December 31, 2016. The decrease in the net change in net assets from operations compared to the same period in the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Funding I’s multi-currency Credit Facility with the Lenders was $405 million as of December 31, 2017, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of November 2022 and a revolving period that ends in November 2020. As of December 31, 2017 and September 30, 2017, Funding I had $190.4 million and $253.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.46% and 3.18%, exclusive of the fee on undrawn commitments as of December 31, 2017 and September 30, 2017, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2017 and 2016, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 7.75% and 2.91%, respectively (excluding amendment and debt issuance costs, amounts are 3.80% and 2.91%, respectively). As of December 31, 2017 and September 30, 2017, we had $214.6 million and $121.2 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

During the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in November 2022. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2017, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee.

The 2023 Notes pay interest at a rate of 3.83% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of our existing and future unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please see the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilAA- by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the three months ended December 31, 2017 and 2016, we issued 6.3 million and zero shares respectively. As a result, we raised approximately $88.0 million and zero in net proceeds from our issuances of our equity capital.

At December 31, 2017 and September 30, 2017, we had cash equivalents of $127.8 million and $18.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $44.6 million for the three months ended December 31, 2017, and our financing activities provided cash of $153.4 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from our recent equity offering, the issuance of the 2023 Notes and net borrowings under the Credit Facility.

Our operating activities used cash of $63.5 million for the three months ended December 31, 2016, and our financing activities provided cash of $58.8 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2017, PSSL had total assets of $167.6 million. As of the same date, we and Kemper had remaining commitments to fund subordinated notes and equity interests in PSSL in an aggregate of $30.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of subordinated notes and equity interests. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of PSSL. As of December 31, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and equity interests. As of the same date, our investment in PSSL consisted of equity interests of $18.3 million and subordinated notes of $42.7 million as of December 31, 2017. As of the same date, we had commitments to fund subordinated notes to PSSL of $61.3 million, of which $18.6 million was unfunded. As of December 31, 2017, we had commitments to fund equity interests in PSSL of $26.2 million, of which $7.9 million was unfunded.

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

Additionally, PSSL has entered into the PSSL Credit Facility with Capital One, N.A. through its wholly-owned subsidiary PSSL Subsidiary, which as of December 31, 2017 allowed PSSL Subsidiary to borrow up to $210.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

December 31, 2017
Total investments	$147,506,492
Weighted average cost yield on income producing investments	7.4%
Number of portfolio companies in PSSL	25
Largest portfolio company investment	$10,000,000
Total of five largest portfolio company investments	$40,549,271

Below is a listing of PSSL’s individual investments as of December 31, 2017:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
December 31, 2017
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—674.2%
First Lien Secured Debt—674.2%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.57%	1M L+500		5,604,076	$5,540,035	$5,552,686
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.56%	3M L+525		4,987,406	4,938,898	4,912,594
Anvil International, LLC	08/01/2024	Construction and Building	6.13%	2M L+450		4,987,500	4,938,491	5,012,438
API Technologies Corp.	04/22/2022	Aerospace and Defense	8.19%	3M L+650		4,924,433	4,879,654	4,949,055
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.67%	1M L+725		5,936,170	5,800,590	5,936,170
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	7.91%	3M L+650		6,500,000	6,436,294	6,441,741
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.32%	1M L+575		7,481,108	7,434,854	7,453,054
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.69%	3M L+500		4,812,763	4,812,763	4,675,073
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	6.13%	2M L+475		8,000,000	7,960,000	8,096,640
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.61%	1M L+425		4,744,586	4,733,200	4,720,863
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.11%	1M L+475		4,937,500	4,891,934	4,937,500
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€4,905,660	5,705,518	5,890,702
Impact Sales, LLC	12/30/2021	Wholesale	8.33%	3M L+700		4,972,406	4,958,252	4,972,406
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.48%	1M L+475	A	$10,000,000	7,289,249	7,547,728
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.36%	1M L+600		7,406,250	7,470,701	7,415,508
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.52%	3M L+600		7,000,000	6,896,462	6,895,000
McAfee, LLC	09/30/2024	High Tech Industries	6.07%	1M L+450		7,481,250	7,409,635	7,451,849
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.84%	6M L+500		4,065,150	4,041,668	4,047,908
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.69%	3M L+600		4,812,500	4,751,312	4,764,375
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.84%	3M L+915		6,000,000	5,890,544	6,000,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.36%	1M L+500		4,812,495	4,812,495	4,812,495
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.44%	3M L+475		10,000,000	10,003,125	10,000,000
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.94%	3M L+525		5,243,486	5,243,486	5,243,486
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.70%	3M L+600		4,812,500	4,876,322	4,839,594
Whitney, Bradley & Brown, Inc.	10/18/2022	Consumer Goods: Durable	10.57%	1M L+900		4,987,500	4,891,183	4,937,627
Total First Lien Secured Debt							146,606,665	147,506,492
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							146,606,665	147,506,492
Cash and Cash Equivalents—79.6%
BlackRock Federal FD Institutional 30							17,192,578	17,192,578
US Bank Cash							223,513	227,553
Total Cash and Cash Equivalents							17,416,091	17,420,131
Total Investments and Cash Equivalents—753.8%							$164,022,756	$164,926,623
Liabilities in Excess of Other Assets—(653.8)%								(143,048,241)
Members' Equity—100.0%								$21,878,382

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, EURIBOR or Prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Euros (€) as denoted.

Below is a listing of PSSL’s individual investments as of September 30, 2017:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
September 30, 2017

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—651.7%
First Lien Secured Debt—674.2%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.24%	L+500	5,664,954	$5,597,299	$5,636,629
Anvil International, LLC	08/01/2024	Construction and Building	5.50%	L+450	5,000,000	4,950,000	5,025,000
API Technologies Corp.	04/22/2022	Aerospace and Defense	7.83%	L+650	4,955,919	4,908,646	4,906,360
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.57%	L+725	5,961,702	5,819,267	5,961,702
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.08%	L+575	7,500,000	7,453,125	7,425,000
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	6.24%	L+500	4,875,132	4,875,132	4,807,559
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	5.75%	L+475	8,000,000	7,960,000	8,080,000
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.55%	L+425	4,744,586	4,732,725	4,720,863
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.06%	L+475	5,000,000	4,951,225	5,000,000
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	E+800	€4,937,107	5,742,092	5,836,653
Impact Sales, LLC	12/30/2021	Wholesale	8.30%	L+700	4,984,962	4,970,404	4,984,963
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.24%	L+600	7,453,125	7,521,186	7,468,628
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.33%	L+500	4,075,442	4,050,930	4,058,871
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	7.33%	L+600	4,875,000	4,810,511	4,801,875
One Sixty Over Ninety, LLC	03/03/2022	Media: Advertising, Printing and Publishing	10.52%	L+918	6,000,000	5,885,356	6,000,000
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.24%	L+500	4,843,745	4,843,745	4,843,745
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	6.58%	L+525	5,530,997	5,530,997	5,530,997
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	7.34%	L+600	4,875,000	4,942,263	4,905,469
Total First Lien Secured Debt						99,544,903	99,994,314
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						99,544,903	99,994,314
Cash and Cash Equivalents—15.5%
BlackRock Federal FD Institutional 30						2,226,430	2,226,430
US Bank Cash						144,739	144,833
Total Cash and Cash Equivalents						2,371,169	2,371,263
Total Investments and Cash Equivalents—667.2%						$101,916,072	$102,365,577
Liabilities in Excess of Other Assets—(567.2)%							(87,022,556)
Members' Equity—100.0%							$15,343,021

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, EURIBOR or Prime rate. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Euros (€) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	December 31, 2017	September 30, 2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$146,606,665 and $99,544,903, respectively)	$147,506,492	$99,994,314
Cash and cash equivalents (cost—$17,416,091 and $2,371,169, respectively)	17,420,131	2,371,263
Interest receivable	686,655	332,980
Prepaid expenses and other assets	1,978,730	1,131,029
Total assets	167,592,008	103,829,586
Liabilities
Payable for investments purchased	10,003,125	27,095,850
PSSL Credit Facility payable	86,462,213	26,783,885
Subordinated notes payable	48,800,000	34,400,000
Interest payable on PSSL Credit Facility	286,661	97,531
Interest payable on subordinated notes	27,225	12,107
Accrued other expenses	134,402	97,192
Total liabilities	145,713,626	88,486,565
Commitments and contingencies (1)	—	—
Members' equity	21,878,382	15,343,021
Total liabilities and members' equity	$167,592,008	$103,829,586

(1)	PSSL had no outstanding commitments to fund investments as of December 31, 2017.

PennantPark Senior Secured Loan Fund I LLC
Statement of Operations
(Unaudited)
Three Months Ended December 31, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$1,973,655
Total investment income	1,973,655
Expenses:
Interest and expenses on PSSL Credit Facility	651,537
Interest expense on subordinated notes	612,297
Administrative services expenses	75,000
Other general and administrative expenses (1)	351,786
Total expenses	1,690,620
Net investment income	283,035
Realized and unrealized gain on investments and credit facility foreign currency translations
Net realized loss on investments	(49,176)
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	454,362
Credit facility foreign currency translations	(324,288)
Net change in unrealized appreciation on investments and credit facility foreign currency translations	130,074
Net realized and unrealized gain from investments and credit facility foreign currency translations	80,898
Net increase in members' equity resulting from operations	$363,933

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed on the Statement of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2017, including borrowings under our Credit Facility, 2023 Notes and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$190.4	$—	$—	$190.4	$—
2023 Notes	138.6	—	—	—	138.6
Total debt outstanding (1)	$329.0	$—	$—	$190.4	$138.6
Unfunded commitments to PSSL	26.5	—	—	—	26.5
Unfunded investments (2)	42.4	—	2.3	35.4	4.7
Total contractual obligations	$397.9	$—	$2.3	$225.8	$169.8

___________________________________

(1)

The annualized weighted average cost of debt as of December 31, 2017, excluding amendment costs and debt issuance costs, was 3.61% exclusive of the fee on the undrawn commitment on the Credit Facility.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2018, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

During the three months ended December 31, 2017 and 2016, we declared distributions of $0.285 and $0.285 per share, respectively, for total distributions of $10.4 million and $7.6 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

We intend to continue to make monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors quarterly.

On November 22, 2017, we terminated our dividend reinvestment plan. The termination of the plan applies to the reinvestment of cash distributions paid on or after December 22, 2017.

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

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, our debt portfolio consisted of 99% variable-rate investments (including 4% where LIBOR was below the floor) and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,049)	$(0.13)
Up 1%	$5,049	$0.13
Up 2%	$10,108	$0.26
Up 3%	$15,327	$0.40
Up 4%	$20,546	$0.53

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on November 30, 2017 and in “Risk Factors” in Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on December 13, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and Registration Statement on Form N-2 are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1

Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 99(A) to the Registrant's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on December 2, 2015).

4.1

Form of Share Certificate (Incorporated by reference to Exhibit 99(D) to the Registrant's Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1

Second Amendment to Third Amended and Restated Revolving Credit and Security Agreement, dated as of November 9, 2017, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as custodian, as collateral administrator and as backup collateral manager (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on November 13, 2017).

10.2

Deed of Trust dated November 23, 2017, between PennantPark Floating Rate Capital Ltd. and Mishmeret Trust Company, Ltd. (Incorporated by reference to Exhibit (d)(8) to the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333- 215111), filed on December 13, 2017).

10.3

Supplementary Notice dated November 23, 2017 (Incorporated by reference to Exhibit (d)(9) to the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333- 215111), filed on December 13, 2017).

10.4*

First Amendment to Purchase and Contribution Agreement, dated as of January 16, 2018, between PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer.

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 8, 2018	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 8, 2018	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)