Form 10-Q
period 2018-03-31
PennantPark Floating Rate Capital Ltd.
filed 2018-05-10
CIK 1504619

Consolidation

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 10, 2018 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2023 Notes” refers to our 3.83% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	September 30, 2017
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$752,786,913 and $665,514,821, respectively)	$756,508,349	$666,973,639
Controlled, affiliated investments (cost—$76,000,000 and $43,000,000, respectively)	77,278,843	43,525,143
Total of investments (cost—$828,786,913 and $708,514,821, respectively)	833,787,192	710,498,782
Cash and cash equivalents (cost—$48,414,852 and $18,847,673, respectively)	48,407,896	18,910,756
Interest receivable	2,726,987	2,520,506
Receivable for investments sold	1,062,342	14,185,850
Prepaid expenses and other assets	718,042	1,229,505
Total assets	886,702,459	747,345,399
Liabilities
Distributions payable	3,683,347	3,085,607
Payable for investments purchased	9,826,176	21,730,512
Credit Facility payable (cost—$190,173,311 and $253,783,301, respectively) (See Notes 5 and 10)	191,522,414	256,858,457
2023 Notes payable (cost—$138,579,858 and zero, respectively) (See Notes 5 and 10)	131,872,593	—
Interest payable on debt	2,610,482	693,787
Base management fee payable (See Note 3)	1,929,703	1,784,806
Performance-based incentive fee payable (See Note 3)	2,947,562	5,061,217
Accrued other expenses	350,212	224,739
Total liabilities	344,742,489	289,439,125
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 and 32,480,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	38,772	32,480
Paid-in capital in excess of par value	539,462,336	451,448,872
(Distributions in excess of) undistributed net investment income	(10,850,935)	3,163,645
Accumulated net realized gain on investments	2,965,895	4,289,389
Net unrealized appreciation on investments	4,985,740	2,047,044
Net unrealized depreciation (appreciation) on debt	5,358,162	(3,075,156)
Total net assets	$541,959,970	$457,906,274
Total liabilities and net assets	$886,702,459	$747,345,399
Net asset value per share	$13.98	$14.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$14,639,839	$12,917,094	$28,507,259	$24,868,929
Other income	262,878	303,804	696,058	983,237
From controlled, affiliated investments:
Interest	898,103	—	1,433,863	—
Dividend	700,000	—	700,000	—
Total investment income	16,500,820	13,220,898	31,337,180	25,852,166
Expenses:
Base management fee (See Note 3)	1,929,703	1,731,417	3,751,766	3,327,144
Performance-based incentive fee (See Note 3)	375,101	453,666	523,111	1,923,035
Interest and expenses on debt (See Note 10)	3,477,374	1,998,347	6,095,682	3,799,072
Administrative services expenses (See Note 3)	500,000	561,250	1,000,000	1,122,500
Other general and administrative expenses	618,750	357,500	1,237,501	715,000
Expenses before amendment costs, debt issuance costs and provision for taxes	6,900,928	5,102,180	12,608,060	10,886,751
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	—	—	10,869,098	—
Provision for taxes	200,000	90,000	400,000	115,000
Total expenses	7,100,928	5,192,180	23,877,158	11,001,751
Net investment income	9,399,892	8,028,718	7,460,022	14,850,415
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	1,463,057	1,960,610	(1,323,494)	2,510,011
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,013,160)	(2,744,991)	2,184,996	(198,966)
Controlled, affiliated investments	435,258	—	753,700	—
Debt depreciation (appreciation) (See Notes 5 and 10)	5,304,713	38,808	8,433,318	(1,029,406)
Net change in unrealized appreciation (depreciation) on investments and debt	4,726,811	(2,706,183)	11,372,014	(1,228,372)
Net realized and unrealized gain (loss) from investments and debt	6,189,868	(745,573)	10,048,520	1,281,639
Net increase in net assets resulting from operations	$15,589,760	$7,283,145	$17,508,542	$16,132,054
Net increase in net assets resulting from operations per common share (See Note 7)	$0.40	$0.25	$0.46	$0.57
Net investment income per common share	$0.24	$0.27	$0.20	$0.53

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2018	2017
Net increase in net assets resulting from operations:
Net investment income	$7,460,022	$14,850,415
Net realized (loss) gain on investments	(1,323,494)	2,510,011
Net change in unrealized appreciation (depreciation) on investments	2,938,696	(198,966)
Net change in unrealized depreciation (appreciation) on debt	8,433,318	(1,029,406)
Net increase in net assets resulting from operations	17,508,542	16,132,054
Distributions to stockholders	(21,474,602)	(16,328,642)
Capital transactions
Public offering (See Note 1)	89,031,800	80,986,450
Offering costs	(1,012,044)	(470,000)
Net increase in net assets resulting from capital transactions	88,019,756	80,516,450
Net increase in net assets	84,053,696	80,319,862
Net assets:
Beginning of period	457,906,274	375,906,828
End of period	$541,959,970	$456,226,690
(Distribution in excess of) undistributed net investment income, end of period	$(10,850,935)	$3,081,419
Capital share activity:
Shares issued from public offering	6,292,000	5,750,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,508,542	$16,132,054
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(2,938,696)	198,966
Net change in unrealized (depreciation) appreciation on debt	(8,433,318)	1,029,406
Net realized loss (gain) on investments	1,323,494	(2,510,011)
Net accretion of discount and amortization of premium	(793,775)	(914,309)
Purchases of investments	(315,338,526)	(271,128,128)
Payment-in-kind interest	(327,152)	(199,470)
Proceeds from dispositions of investments	195,684,288	141,939,924
Increase in interest receivable	(206,481)	(736,514)
Decrease (increase) in receivable for investments sold	13,123,508	(1,421,888)
Decrease in prepaid expenses and other assets	511,463	134,576
(Decrease) increase in payable for investments purchased	(11,904,336)	1,809,030
Increase in interest payable on debt	1,916,695	158,057
Increase in base management fee payable	144,897	272,793
Decrease in performance-based incentive fee payable	(2,113,655)	(1,252,326)
Increase (decrease) in accrued other expenses	125,473	(202,977)
Net cash used in operating activities	(111,717,579)	(116,690,817)
Cash flows from financing activities:
Public offering	89,031,800	80,986,450
Offering costs	(1,012,044)	(470,000)
Distributions paid to stockholders	(20,876,862)	(15,782,392)
Proceeds from 2023 Notes issuance (See Notes 5 and 10)	138,579,858	—
Borrowings under Credit Facility (See Notes 5 and 10)	61,485,010	196,502,000
Repayments under Credit Facility (See Notes 5 and 10)	(125,095,000)	(129,500,000)
Net cash provided by financing activities	142,112,762	131,736,058
Net increase in cash equivalents	30,395,183	15,045,241
Effect of exchange rate changes on cash	(898,043)	17,839
Cash and cash equivalents, beginning of period	18,910,756	28,910,973
Cash and cash equivalents, end of period	$48,407,896	$43,974,053
Supplemental disclosure of cash flow information:
Interest paid	$15,048,085	$3,641,015
Taxes paid	$377,618	$—
Non-cash exchanges and conversions	$53,200,000	$709,685

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—139.6% (3), (4)
First Lien Secured Debt—130.1%
Advanced Cable Communications, LLC	08/09/2021	Telecommunications	8.06%	3M L+575		15,988,750	$15,817,878	$15,988,750
Alera Group Intermediate Holdings, Inc.	12/30/2022	Banking, Finance, Insurance and Real Estate	7.16%	1M L+550		12,545,263	12,470,434	12,545,263
Alera Group Intermediate Holdings, Inc. (Revolver) (8), (9)	12/30/2021	Banking, Finance, Insurance and Real Estate	—	—		1,771,962	—	—
Alera Group Intermediate Holdings, Inc. (8), (9)	12/30/2022	Banking, Finance, Insurance and Real Estate	—	—		3,884,016	—	—
Allied America, Inc. (8)	08/08/2022	Business Services	9.31%	3M L+700		1,694,346	1,694,346	1,702,818
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.94%	3M L+525		5,902,594	5,835,968	5,814,056
American Scaffold	03/31/2022	Aerospace and Defense	8.80%	3M L+650		4,625,000	4,573,553	4,578,750
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.29%	3M L+650		10,396,978	10,252,904	10,350,191
Anesthesia Consulting & Management, LP	10/31/2022	Healthcare and Pharmaceuticals	8.24%	2M L+625		3,586,667	3,557,811	3,505,967
API Technologies Corp.	04/22/2022	Aerospace and Defense	8.23%	3M L+650		4,819,553	4,749,960	4,843,651
Beauty Industry Group Opco, LLC	06/14/2021	Consumer Goods: Non-Durable	6.92%	1M L+450		14,741,911	14,594,677	14,594,492
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.81%	3M L+550		11,910,000	11,803,218	11,790,900
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.11%	3M L+725		15,563,421	15,235,192	15,563,421
By Light Professional IT Services, LLC (Revolver) (8), (9)	05/16/2022	High Tech Industries	—	—		2,311,784	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.33%	3M L+650		10,972,500	10,869,193	10,985,573
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	6.63%	1M L+475		2,431,250	2,416,865	2,334,000
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.63%	1M L+575		3,894,033	3,902,552	3,913,504
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	8.30%	3M L+600		12,312,500	12,052,563	12,035,469
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	7.92%	1M L+625		4,564,286	4,554,375	4,244,786
Clarus Glassboards LLC	03/16/2023	Construction and Building	7.13%	1M L+525		3,815,000	3,781,490	3,815,000
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.30%	3M L+500		19,365,736	19,322,714	18,584,580
Credit Infonet, Inc. (8)	03/13/2023	High Tech Industries	8.09%	3M L+600		28,668,067	28,453,915	28,453,057
Credit Infonet, Inc. (Revolver) (8), (9)	03/13/2023	High Tech Industries	—	—		1,000,000	—	—
DBI Holding, LLC	08/02/2021	Business Services	7.13%	1M L+525		14,228,082	14,112,152	14,228,082
DBI Holding, LLC (Revolver) (8), (9)	08/02/2021	Business Services	—	—		3,246,944	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.14%	3M L+675		27,431,250	26,911,319	27,156,938
Deva Holdings, Inc. (Revolver) (8), (9)	10/31/2022	Consumer Goods: Non-Durable	—	—		2,115,000	—	—
Digital Room Holdings, Inc. (8)	12/29/2023	Media: Advertising, Printing and Publishing	6.88%	1M L+500		16,458,750	16,297,045	16,335,309
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.05%	3M L+575		14,558,824	14,304,409	14,304,044
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	—	—		2,941,176	—	—
(Revolver) (8), (9)
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.47%	1M L+475		10,353,130	10,327,979	10,353,130
Driven Performance Brands, Inc. (Revolver) (8), (9)	09/30/2022	Consumer Goods: Durable	—	—		1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.30%	3M L+800		16,658,500	16,463,812	16,908,378
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.30%	3M L+700		12,198,851	12,085,984	12,198,851
Education Networks of America, Inc. (Revolver) (8)	05/06/2021	Telecommunications	8.88%	3M L+700		608,696	608,696	608,696
Education Networks of America, Inc. (Revolver) (8), (9)	05/06/2021	Telecommunications	—	—		1,565,217	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	9.05%	3M L+675		9,543,702	9,472,029	9,543,702
GCOM Software LLC (8)	11/14/2022	High Tech Industries	9.26%	1M L+750		14,933,333	14,582,371	14,858,666
GCOM Software LLC (Revolver) (8), (9)	11/14/2022	High Tech Industries	—	—		2,666,667	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	10.30%	3M L+800		10,952,132	10,755,101	10,952,132
iEnergizer Limited and Aptara, Inc. (6), (10)	05/01/2019	Business Services	7.88%	1M L+600		6,323,883	6,304,511	6,308,074
IGM RFE1 B.V. (6), (10), (11)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€6,972,954	7,247,688	8,577,033
Impact Sales, LLC	12/30/2021	Wholesale	8.69%	2M L+700		6,659,995	6,659,995	6,659,995
Impact Sales, LLC (8), (9)	12/30/2021	Wholesale	—	—		3,234,375	—	—
Infrastructure Supply Operations Pty Ltd. (6), (10), (11)	12/12/2023	Wholesale	6.56%	1M L+475	A	$5,000,000	3,648,649	3,717,498
Innova Medical Ophthalmics Inc. (6), (10)	04/13/2022	Capital Equipment	9.06%	3M L+675		3,356,627	3,315,684	3,356,627
Innova Medical Ophthalmics Inc. (Revolver) (6), (8), (9), (10)	04/13/2022	Capital Equipment	—	—		530,973	—	—
Intralinks, Inc.	11/14/2024	Business Services	5.88%	1M L+400		14,962,500	14,890,296	14,999,906
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.39%	1M L+650		4,706,737	4,686,834	4,353,732
Jackson Hewitt Inc.	07/30/2020	Consumer Services	8.77%	3M L+700		4,653,450	4,605,352	4,618,549
K2 Pure Solutions NoCal, L.P. (8)	02/19/2021	Chemicals, Plastics and Rubber	10.65%	1M L+900		4,002,471	3,936,606	4,002,471
KHC Holdings, Inc.	10/31/2022	Wholesale	8.30%	3M L+600		12,124,771	11,973,984	12,124,771
KHC Holdings, Inc. (Revolver) (8), (9)	10/30/2020	Wholesale	—	—		1,209,677	—	—
Kingpin Intermediate Holdings LLC	07/03/2024	Retail	5.25%	3M L+425		1,246,859	1,246,859	1,259,328
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.80%	3M L+950		10,149,000	10,001,087	10,047,510
Leap Legal Software Pty Ltd (6), (10), (11)	09/12/2022	High Tech Industries	7.72%	3M L+575	A	$9,950,000	7,701,123	7,562,702
LifeCare Holdings LLC (8)	11/30/2018	Healthcare and Pharmaceuticals	7.55%	3M L+525		4,954,937	4,941,343	4,360,345
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	9.06%	3M L+675		6,213,097	6,145,949	6,213,097
Lombart Brothers, Inc. (Revolver) (8)	04/13/2022	Capital Equipment	10.25%	P+550		353,982	353,982	353,982
Lombart Brothers, Inc. (Revolver) (8), (9)	04/13/2022	Capital Equipment	—	—		884,956	—	—
Long’s Drugs Incorporated	08/19/2021	Healthcare and Pharmaceuticals	7.06%	3M L+525		4,238,073	4,208,419	4,195,692
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.69%	1M L+600		14,228,125	14,103,605	14,133,223
Manna Pro Products, LLC (8)	12/08/2023	Consumer Goods: Non-Durable	7.71%	1M L+600		5,486,250	5,407,209	5,433,971
Manna Pro Products, LLC (8), (9)	12/08/2023	Consumer Goods: Non-Durable	—	—		2,500,000	—	(23,823)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	7.55%		3M L+525		3,360,341	$3,324,112	$3,360,341
Marketplace Events LLC (11)	01/27/2021	Media: Diversified and Production	6.87%		P+275	C	$16,984,030	11,939,134	13,182,257
Marketplace Events LLC (Revolver) (8), (9)	01/27/2021	Media: Diversified and Production	—		—		1,703,163	—	—
Mission Critical Electronics, Inc. (Revolver) (8), (9)	09/28/2021	Capital Equipment	—		—		883,392	—	(3,702)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.13%		1M L+825		26,294,872	26,690,076	26,360,609
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.30%		3M L+600		25,721,979	25,263,169	25,593,369
New Trident HoldCorp, Inc.	07/31/2019	Healthcare and Pharmaceuticals	8.05%		3M L+575		8,667,647	8,643,355	7,584,191
Output Services Group, Inc. (8)	03/28/2024	Business Services	5.25%		1M L+425		6,632,479	6,599,316	6,649,060
Output Services Group, Inc. (8), (9)	03/28/2024	Business Services	—		—		1,367,521	—	3,419
Ox Two, LLC (8)	02/27/2023	Construction and Building	12.00%		P+725		5,000,000	4,902,130	4,900,000
Ox Two, LLC (Revolver) (8)	02/27/2023	Construction and Building	12.00%		P+725		111,111	111,111	111,111
Ox Two, LLC (Revolver) (8), (9)	02/27/2023	Construction and Building	—		—		444,444	—	—
Profile Products LLC	01/31/2023	Environmental Industries	7.30%		3M L+500		10,572,393	10,487,053	10,572,393
Profile Products LLC (Revolver) (8)	01/31/2022	Environmental Industries	8.75%		P+400		1,147,541	1,147,541	1,147,541
Profile Products LLC (Revolver) (8), (9)	01/31/2022	Environmental Industries	—		—		1,311,475	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	6.65%		3M L+475		9,375,000	9,275,218	8,953,125
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	7.86%		6M L+550		24,937,500	23,725,307	24,703,836
International LLC
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.63%		1M L+575		18,767,857	18,456,320	18,908,616
Snak Club, LLC (Revolver) (8)	07/19/2021	Beverage, Food and Tobacco	7.66%		1M L+600		483,333	483,333	482,666
Snak Club, LLC (Revolver) (8), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		183,333	—	—
Snak Club, LLC (Revolver) (8), (9)	02/22/2019	Beverage, Food and Tobacco	—		—		133,333	—	—
Softvision, LLC	05/21/2021	High Tech Industries	7.38%		1M L+550		8,622,271	8,562,055	8,622,271
Sonny's Enterprises, LLC (8)	12/01/2022	Capital Equipment	6.38%		1M L+475		5,482,264	5,479,814	5,482,264
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	6.88%		1M L+500		7,960,000	7,850,123	7,960,000
Tensar Corporation	07/09/2021	Construction and Building	7.05%		3M L+475		4,631,234	4,606,929	4,527,031
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.25%		2M L+525		7,569,912	7,512,072	7,569,912
The Original Cakerie, Co. (6), (10)	07/20/2022	Consumer Goods: Non-Durable	6.85%		1M L+500		7,741,092	7,671,184	7,741,092
The Original Cakerie Ltd. (6), (10)	07/20/2022	Consumer Goods: Non-Durable	6.38%		1M L+450		5,514,002	5,470,123	5,514,002
The Original Cakerie Ltd. (Revolver) (6), (8), (10)	07/20/2022	Consumer Goods: Non-Durable	6.24%		1M L+450		226,957	226,957	226,957
The Original Cakerie Ltd. (Revolver) (6), (8), (9), (10)	07/20/2022	Consumer Goods: Non-Durable	—		—		1,191,527	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	13.13%		1M L+1,125		8,470,850	8,366,409	8,428,495
UBEO, LLC (8)	04/03/2024	Capital Equipment	6.39%		1M L+450		2,000,000	1,980,000	1,980,000
UBEO, LLC (Revolver) (8), (9)	04/03/2024	Capital Equipment	—				2,200,000	—	—
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	10.81%		3M L+850		43,025	43,025	43,025
			(PIK 1.00%)
UniTek Global Services, Inc. (8)	01/14/2019	Telecommunications	10.81%		3M L+850		599,702	585,872	611,696
UniTek Global Services, Inc. (Revolver) (8), (9)	01/14/2019	Telecommunications	—		—		151,090	—	—
US Med Acquisition, Inc. (8)	08/13/2021	Healthcare and Pharmaceuticals	11.31%		1M L+900		3,042,969	3,042,969	2,890,820
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	7.32%		3M L+550		12,479,753	12,394,545	12,510,847
Veterinary Specialists of North America, LLC (8), (9)	07/15/2021	Healthcare and Pharmaceuticals	—		—		5,083,667	—	12,666
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	7.21%		1M L+550		110,000	110,000	110,274
(Revolver) (8)
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	—		—		770,000	—	1,918
(Revolver) (8), (9)
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.31%		3M L+600		7,125,000	7,094,074	7,182,926
Whitney, Bradley & Brown, Inc. (Revolver) (8)	10/18/2022	Aerospace and Defense	10.89%		1M L+900		125,000	125,000	123,750
Whitney, Bradley & Brown, Inc. (Revolver) (8), (9)	10/18/2022	Aerospace and Defense	—		—		208,333	—	(2,083)
Winchester Electronics Corporation	06/30/2022	Capital Equipment	8.45%		1M L+650		10,217,439	10,163,923	10,217,439
Xebec Global Holdings, LLC (8)	02/12/2024	Aerospace and Defense	7.32%		3M L+550		5,750,000	5,694,792	5,692,497
Total First Lien Secured Debt								701,266,721	705,303,470
Second Lien Secured Debt—6.7%
Condor Borrower, LLC (8)	04/25/2025	High Tech Industries	10.51%		3M L+875		2,000,000	1,961,567	2,000,000
DecoPac, Inc. (8)	03/31/2025	Beverage, Food and Tobacco	10.56%		3M L+825		11,341,463	11,125,209	11,341,463
Howard Berger Co. LLC	09/30/2020	Wholesale	12.31%		3M L+1,000		11,750,000	11,419,604	11,162,500
			(PIK 5.05%)
MailSouth, Inc.	10/22/2021	Media: Advertising, Printing and Publishing	12.19%		3M L+1,050		3,775,000	3,720,904	3,775,000
McAfee, LLC (8)	09/29/2025	High Tech Industries	10.38%		1M L+850		2,500,000	2,463,380	2,526,250
PT Network, LLC (8)	04/12/2023	Healthcare and Pharmaceuticals	11.71%		3M L+1,000		1,666,667	1,636,195	1,650,000
PT Network, LLC (8), (9)	04/12/2023	Healthcare and Pharmaceuticals	—		—		333,333	—	(3,333)
Sunshine Oilsands Ltd. (5), (6), (8), (10)	08/01/2018	Energy: Oil and Gas	—	(7)	—		2,792,500	2,720,508	977,375
Veritext Corp.	01/30/2023	Business Services	11.30%		3M L+900		2,690,625	2,628,430	2,690,625
Total Second Lien Secured Debt								37,675,797	36,119,880
Subordinated Debt/Corporate Notes—0.1% (8)
UniTek Global Services, Inc. (8)	07/15/2019	Telecommunications	15.00%		—		183,773	183,773	187,449
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes								183,773	187,449

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Preferred Equity—0.4% (7), (8)
Condor Holdings Limited (6), (10)	—	High Tech Industries	—	—	88,000	$10,173	$10,173
Condor Top Holdco Limited (6), (10)	—	High Tech Industries	—	—	88,000	77,827	77,827
UniTek Global Services, Inc. - Senior Preferred Equity	—	Telecommunications	18.00%	—	448,851	448,851	519,368
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,614,212
Total Preferred Equity						1,207,134	2,221,580
Common Equity/Warrants—2.3% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,572	2,058,597
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	5,144
By Light Investco LP (12)	—	High Tech Industries	—	—	21,908	2,190,771	3,587,653
By Light Investco LP (9), (12)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	84,000	840,004	881,389
(Allied America, Inc.) (12)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	200,000
(PT Network, LLC) (12)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	1,774,053
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—	—	1,141	58,044	247,390
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	500,000	642,500
(The Infosoft Group, LLC)
GCOM InvestCo LP (12)	—	High Tech Industries	—	—	1,281,433	1,281,433	1,299,155
GCOM InvestCo LP (9), (12)	—	High Tech Industries	—	—	718,567	—	—
Patriot National, Inc. (13)	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	165
TPC Broadband Investors, LP	—	Telecommunications	—	—	878,419	878,419	909,236
(Advanced Cable Communications, LLC) (12)
TPC Broadband Investors, LP	—	Telecommunications	—	—	121,581	—	—
(Advanced Cable Communications, LLC) (9), (12)
UniTek Global Services, Inc.	—	Telecommunications	—	—	213,739	—	923,545
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC	—	Aerospace and Defense	—	—	142,857	142,857	147,143
(Whitney, Bradley & Brown, Inc.) (12)
Total Common Equity/Warrants						12,453,488	12,675,970
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						752,786,913	756,508,349
Investments in Controlled, Affiliated Portfolio Companies—14.2% (3), (4)
First Lien Secured Debt—9.8%
PennantPark Senior Secured Loan Fund I LLC (8), (10)	05/06/2024	Financial Services	8.81%	3M L+650	53,200,000	53,200,000	53,200,000
Equity Interests—4.4%
PennantPark Senior Secured Loan Fund I LLC (8), (10)	—	Financial Services	—	—	—	22,800,000	24,078,843
Total Investments in Controlled, Affiliated Portfolio Companies						76,000,000	77,278,843
Total Investments—153.8%						828,786,913	833,787,192
Cash and Cash Equivalents—9.0%
BlackRock Federal FD Institutional 30						44,994,710	44,994,710
BNY Mellon Cash						3,420,142	3,413,186
Total Cash and Cash Equivalents						48,414,852	48,407,896
Total Investments and Cash Equivalents—162.8%						$877,201,765	$882,195,088
Liabilities in Excess of Other Assets—(62.8)%							(340,235,118)
Net Assets—100.0%							$541,959,970

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2018, qualifying assets represent 86% of our total assets and non-qualifying assets represent 14% of our total assets.

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

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” EURIBOR or “E,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

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

MARCH 31, 2018

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

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $405 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are subject to tax as corporations. The Taxable Subsidiary allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC Topic 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Articles 6, 10 and 12 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

MARCH 31, 2018

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC-450-30.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material level of federal income taxes. However, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our Taxable Subsidiaries. For the three and six months ended March 31, 2018, we recorded a provision for taxes of $0.2 million and $0.4 million, respectively, pertaining to U.S. federal excise tax. For both the three and six months ended March 31, 2017, we recorded a provision for taxes of $0.1 million pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for interest or penalties. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

MARCH 31, 2018

(Unaudited)

(d) Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include certain tax-qualified dividends and/or a return of capital.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL. See further description of our investment in PSSL in Note 4.

(g) Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and Consolidated Schedules of Investments as investments. The creditors of Funding I have received a security interest in all of its assets and such assets are not intended to be available to the creditors of PennantPark Floating Rate Capital Ltd. or any of its affiliates.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2018, the Investment Adviser earned a base management fee of $1.9 million and $3.8 million, respectively, from us. For the three and six months ended March 31, 2017, the Investment Adviser earned a base management fee of $1.7 million and $3.3 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For both the three and six months ended March 31, 2018, the Investment Adviser earned $0.2 million in incentive fees on net investment income from us. For the three and six months ended March 31, 2017, the Investment Adviser earned $0.6 million and $1.4 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2018, the Investment Adviser accrued an incentive fee on capital gains of zero and reversed a prior accrual of $(0.1) million, respectively, as calculated under the Investment Management Agreement (as described above). For the three and six months ended March 31, 2017, the Investment Adviser did not earn an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2018 was $0.2 million and $0.4 million, respectively. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2017 was $(0.1) million and $0.5 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2018. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2018, we reimbursed the Investment Adviser approximately $0.6 million and $0.9 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2017, we reimbursed the Investment Adviser approximately $0.7 million and $1.0 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During the three and six months ended March 31, 2018, there were no transactions with any affiliated fund managed by our Investment Adviser. During the three and six months ended March 31, 2017, the Company purchased $38.1 million and $38.1 million, respectively, from and sold zero and $5.0 million in total investments, respectively, to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 under the 1940 Act. Realized gains on those sales amounted to less than $0.1 million.

For the three and six months ended March 31, 2018, we sold $6.2 million and $33.4 million, respectively, in investments to PSSL at fair value and recognized less than $0.1 million of net realized gains for both periods. There were no such transactions for the three and six months ended March 31, 2017.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2018 totaled $138.6 million and $315.7 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $146.5 million and $271.3 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2018 totaled $46.6 million and $195.7 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $71.5 million and $141.9 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

Investments and cash and cash equivalents consisted of the following:

	March 31, 2018		September 30, 2017
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$701,266,721	$705,303,470	$607,582,054	$609,668,554
First lien in PSSL (1)	53,200,000	53,200,000	—	—
Second lien	37,675,797	36,119,880	39,263,036	37,833,394
Subordinated debt / corporate notes	183,773	187,449	7,267,407	7,432,373
Subordinated debt in PSSL (1)	—	—	30,100,000	30,100,000
Equity	13,660,622	14,897,550	11,402,324	12,039,318
Equity interests in PSSL	22,800,000	24,078,843	12,900,000	13,425,143
Total investments	828,786,913	833,787,192	708,514,821	710,498,782
Cash and cash equivalents	48,414,852	48,407,896	18,847,673	18,910,756
Total investments and cash and cash equivalents	$877,201,765	$882,195,088	$727,362,494	$729,409,538

(1)During the three months ended March 31, 2018, our subordinated debt in PSSL was restructured to be first lien secured debt.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2018 (1)	September 30, 2017 (1)
High Tech Industries	14%	10%
Consumer Goods: Non-Durable	13	8
Business Services	10	4
Hotel, Gaming and Leisure	7	8
Telecommunications	7	7
Beverage, Food and Tobacco	6	7
Aerospace and Defense	5	5
Capital Equipment	5	5
Consumer Goods: Durable	5	6
Healthcare and Pharmaceuticals	5	9
Chemicals, Plastics and Rubber	4	4
Wholesale	4	5
Media: Advertising, Printing and Publishing	3	4
Media: Diversified and Production	3	4
Banking, Finance, Insurance and Real Estate	2	1
Construction and Building	2	3
Retail	2	3
Media: Broadcasting and Subscription	1	3
All Other	2	4
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2018, PSSL had total assets of $239.9 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate of $18.1 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. During the three months ended March 31, 2018, the terms of our debt investment in PSSL were modified to eliminate the subordination provision and to grant us a security interest in certain assets of PSSL.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of equity interests of $22.8 million and first lien secured debt of $53.2 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $64.3 million, of which $11.1 million was unfunded. As of March 31, 2018, we had commitments to fund equity interests in PSSL of $27.6 million, of which $4.8 million was unfunded.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of March 31, 2018 allowed PSSL Subsidiary to borrow up to $210.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	March 31, 2018	September 30, 2017
Total investments	$221,213,574	$99,994,314
Weighted average cost yield on income producing investments	7.6%	7.2%
Number of portfolio companies in PSSL	30	18
Largest portfolio company investment	$13,135,874	$8,080,000
Total of five largest portfolio company investments	$62,437,832	$34,935,330

Below is a listing of PSSL’s individual investments as of March 31, 2018: PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
March 31, 2018
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—803.9%
First Lien Secured Debt—803.9%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.88%	1M L+500		5,522,843	$5,462,516	$5,529,747
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.94%	3M L+525		4,987,406	4,942,249	4,912,594
Anvil International, LLC	08/01/2024	Construction and Building	6.29%	2M L+450		4,975,000	4,927,486	5,018,531
API Technologies Corp.	04/22/2022	Aerospace and Defense	8.23%	3M L+650		4,892,947	4,850,313	4,917,412
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.11%	3M L+725		10,837,152	10,587,854	10,837,152
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.33%	3M L+650		6,483,750	6,423,327	6,491,475
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.63%	1M L+575		7,462,217	7,416,826	7,499,528
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.30%	3M L+500		4,750,395	4,750,395	4,558,778
DBI Holdings, LLC	08/02/2021	Business Services	7.13%	1M L+525		12,500,000	12,380,173	12,500,000
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	6.52%	3M L+475		8,000,000	7,962,812	8,085,040
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	6.88%	1M L+500		9,975,000	9,876,442	9,900,188
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.91%	1M L+425		4,744,586	4,733,745	4,720,863
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.05%	3M L+575		12,500,000	12,281,563	12,281,250
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.42%	1M L+475		4,875,000	4,832,032	4,875,000
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€9,874,214	11,827,478	12,145,708
Impact Sales, LLC	12/30/2021	Wholesale	8.69%	2M L+700		4,959,849	4,946,246	4,959,849
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.56%	1M L+475	A	$10,000,000	7,297,298	7,434,996
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.69%	1M L+600		7,359,375	7,419,949	7,310,288
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.71%	1M L+600		6,982,500	6,881,903	6,915,963
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	6.87%	P+275	C	$6,000,000	4,614,469	4,656,936
Maytex Mills, Inc.	12/27/2023	Consumer Goods: Durable	6.32%	1M L+450		8,977,500	8,933,457	9,033,609
McAfee, LLC	09/30/2024	High Tech Industries	6.38%	1M L+450		7,462,500	7,392,727	7,533,991
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.84%	3M L+500		4,054,859	4,032,413	4,037,865
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.30%	3M L+600		13,201,883	13,060,451	13,135,874
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	7.16%	1M L+500		4,781,245	4,781,245	4,757,339
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.38%	1M L+475		9,975,000	9,978,117	9,975,000
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.25%	2M L+525		5,099,730	5,099,731	5,099,730
UBEO, LLC	04/03/2024	Capital Equipment	6.39%	1M L+450		12,500,000	12,375,000	12,375,000
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.31%	3M L+600		4,750,000	4,810,455	4,788,618
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	10.89%	1M L+900		4,975,000	4,882,758	4,925,250
Total First Lien Secured Debt							219,761,430	221,213,574
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							219,761,430	221,213,574
Cash and Cash Equivalents—58.2%
BlackRock Federal FD Institutional 30							15,545,814	15,545,814
US Bank Cash							472,756	469,777
Total Cash and Cash Equivalents							16,018,570	16,015,591
Total Investments and Cash Equivalents—862.1%							$235,780,000	$237,229,165
Liabilities in Excess of Other Assets—(762.1)%								(209,710,489)
Members' Equity—100.0%								$27,518,676

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$), Canadian Dollars (C$) or in Euros (€) as denoted.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$219,761,430 and $99,544,903, respectively)	$221,213,574	$99,994,314
Cash and cash equivalents (cost—$16,018,750 and $2,371,169, respectively)	16,015,591	2,371,263
Interest receivable	850,178	332,980
Prepaid expenses and other assets	1,779,945	1,131,029
Total assets	239,859,288	103,829,586
Liabilities
Payable for investments purchased	12,375,000	27,095,850
PSSL Credit Facility payable	138,580,413	26,783,885
Notes payable	60,800,000	34,400,000
Interest payable on PSSL Credit Facility	465,810	97,531
Interest payable on notes	29,751	12,107
Accrued other expenses	89,638	97,192
Total liabilities	212,340,612	88,486,565
Commitments and contingencies (1)	—	—
Members' equity	27,518,676	15,343,021
Total liabilities and members' equity	$239,859,288	$103,829,586

(1)	PSSL had no unfunded commitments as of March 31, 2018 and September 30, 2017.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)
	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$3,123,487	$5,097,142
Other income	12,219	12,219
Total investment income	3,135,706	5,109,361
Expenses:
Interest and expenses on PSSL Credit Facility	1,306,299	1,957,836
Interest expense on notes	1,026,403	1,638,700
Administrative services expenses	75,000	150,000
Other general and administrative expenses (1)	113,650	465,436
Total expenses	2,521,352	4,211,972
Net investment income	614,354	897,389
Realized and unrealized gain on investments and credit facility foreign currency translations
Net realized gain on investments	65,122	15,946
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	545,340	999,702
Credit facility foreign currency translations	72,620	(251,668)
Net change in unrealized appreciation on investments and credit facility foreign currency translations	617,960	748,034
Net realized and unrealized gain from investments and credit facility foreign currency translations	683,082	763,980
Net increase in members' equity resulting from operations	$1,297,436	$1,661,369

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC Topic 820, Fair Value Measurement, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the six months ended March 31, 2018 and 2017, our ability to observe valuation inputs resulted in no reclassifications.

In addition to using the above inputs in cash equivalents, investments, the 2023 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. We have adopted FASB Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$275,553,819	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,526,250	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	482,949,651	Market Comparable	Market Yield	6.4% – 20.7% (9.6%)
Second lien	33,593,630	Market Comparable	Market Yield	10.5% – 15.9% (13.1%)
Subordinated debt / corporate notes	187,449	Market Comparable	Market Yield	17.0% – 17.0% (17.0%)
Equity	14,897,385	Enterprise Market Value	EBITDA multiple	6.5x – 11.4x (8.4x)
Total Level 3 investments	$809,708,184
Long-Term Credit Facility	$191,522,414	Market Comparable	Market Yield	4.9%

Asset Category	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$260,595,796	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,500,000	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	349,072,758	Market Comparable	Market Yield	5.8% – 20.6% (8.6%)
Second lien	35,333,394	Market Comparable	Market Yield	9.6% – 14.0% (11.7%)
Subordinated debt / corporate notes	37,532,373	Market Comparable	Market Yield	9.8% – 16.7% (10.4%)
Equity	12,023,298	Enterprise Market Value	EBITDA multiple	6.5x–9.0x (7.8x)
Total Level 3 investments	$697,057,619
Long-Term Credit Facility	$256,858,457	Market Comparable	Market Yield	3.7%

Our investments, cash and cash equivalents, Credit Facility and the 2023 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2018
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$758,503,470	$—	$—	$758,503,470	$—
Second lien	36,119,880	—	—	36,119,880	—
Subordinated debt / corporate notes	187,449	—	—	187,449	—
Equity	38,976,393	165	—	14,897,385	24,078,843
Total investments	833,787,192	165	—	809,708,184	24,078,843
Cash and cash equivalents	48,407,896	48,407,896	—	—	—
Total investments and cash and cash equivalents	$882,195,088	$48,408,061	$—	$809,708,184	$24,078,843
Long-Term Credit Facility	$191,522,414	$—	$—	$191,522,414	$—
2023 Notes	131,872,593	131,872,593	—	—	—
Total debt	$323,395,007	$131,872,593	$—	$191,522,414	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

	Fair Value at September 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$609,668,554	$—	$—	$609,668,554	$—
Second lien	37,833,394	—	—	37,833,394	—
Subordinated debt / corporate notes	37,532,373	—	—	37,532,373	—
Equity	25,464,461	16,020	—	12,023,298	13,425,143
Total investments	710,498,782	16,020	—	697,057,619	13,425,143
Cash and cash equivalents	18,910,756	18,910,756	—	—	—
Total investments and cash and cash equivalents	$729,409,538	$18,926,776	$—	$697,057,619	$13,425,143
Long-Term Credit Facility	$256,858,457	$—	$—	$256,858,457	$—

(1)

In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2018
Description	First lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$609,668,554	$100,814,208	$710,482,762
Net realized (losses) gains	(1,788,577)	1,285,506	(503,071)
Net unrealized appreciation	1,950,250	1,081,922	3,032,172
Purchases, PIK interest, net discount accretion and non-cash exchanges	328,005,097	41,654,355	369,659,452
Sales, repayments and non-cash exchanges	(179,331,854)	(69,552,434)	(248,884,288)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$758,503,470	$75,283,557	$833,787,027
Net change in unrealized appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$1,574,094	$1,539,966	$3,114,060

	Six Months Ended March 31, 2017
Description	First lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$548,410,095	$47,412,741	$595,822,836
Net realized gains	951,500	266,219	1,217,719
Net unrealized appreciation	2,866,849	(1,722,503)	1,144,346
Purchases, PIK interest, net discount accretion and non-cash exchanges	259,894,855	12,347,053	272,241,908
Sales, repayments and non-cash exchanges	(129,865,230)	(10,652,807)	(140,518,037)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$682,258,069	$47,650,703	$729,908,772
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$2,343,073	$(1,475,547)	$867,526

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Long-Term Credit Facility	2018	2017
Beginning Balance (cost – $253,783,301 and $232,907,500, respectively)	$256,858,457	$232,389,498
Net change in unrealized (depreciation) appreciation included in earnings	(1,726,053)	1,029,406
Borrowings	61,485,010	196,502,000
Repayments	(125,095,000)	(129,500,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $190,173,311 and $299,909,500, respectively)	$191,522,414	$300,420,904

As of March 31, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	A	$14,900,000	$11,485,010	$11,439,445	April 3, 2018	$(45,565)
Canadian Dollar	C	$17,500,000	12,407,500	13,582,730	April 3, 2018	1,175,230
Euro		€7,200,000	7,480,800	8,856,310	April 3, 2018	1,375,510
			$31,373,310	$33,878,485		$2,505,175

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $10.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and six months ended March 31, 2018. There were no expenses relating to amendment or debt issuance costs on our debt for the three and six months ended March 31, 2017. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2018, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.3 million and $8.4 million, respectively. For the three and six months ended March 31, 2017, our Credit Facility had a net change in unrealized depreciation (appreciation) of less than $0.1 million and ($1.0) million, respectively. As of March 31, 2018 and September 30, 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $5.4 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2018 were as follows:

Name of Investment	Fair Value at September 30, 2017	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Interest Income	Dividend Income	Net Change in Appreciation	Fair Value at March 31, 2018	Net Realized Gains (Losses)
Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$43,525,143	$33,000,000	$—	$1,433,863	$700,000	$753,700	$77,278,843	$—
Total Controlled Affiliates	$43,525,143	$33,000,000	$—	$1,433,863	$700,000	$753,700	$77,278,843	$—

*

We and Kemper are the members of PSSL, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL make investments in the PSSL in the form of equity interests and first lien secured debt, and all portfolio and other material decision regarding PSSL must be submitted to PSSL’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Kemper. Because management of PSSL is shared equally between us and Kemper, we do not believe we control PSSL for purposes of the 1940 Act or otherwise.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Numerator for net increase in net assets resulting from operations	$15,589,760	$7,283,145	$17,508,542	$16,132,054
Denominator for basic and diluted weighted average shares	38,772,074	29,413,407	37,823,481	28,056,997
Basic and diluted net increase in net assets per share resulting from operations	$0.40	$0.25	$0.46	$0.57

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2018 and September 30, 2017, cash and cash equivalents consisted of money market funds in the amounts of $48.4 million and $18.9 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2018	2017
Per Share Data:
Net asset value, beginning of period	$14.10	$14.06
Net investment income (1)	0.20	0.53
Net change in realized and unrealized gain (1)	0.26	0.04
Net increase in net assets resulting from operations (1)	0.46	0.57
Distributions to stockholders (1), (2)	(0.57)	(0.58)
(Dilutive) effect of common stock issuance	(0.01)	—
Net asset value, end of period	$13.98	$14.05
Per share market value, end of period	$13.09	$13.94
Total return* (3)	(5.70)%	9.81%
Shares outstanding at end of period	38,772,074	32,480,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	2.61%	3.60%
Ratio of debt related expenses to average net assets (5)	4.36%	1.90%
Ratio of total expenses to average net assets (5)	6.97%	5.50%
Ratio of net investment income to average net assets (5)	4.88%	7.43%
Net assets at end of period	$541,959,970	$456,226,690
Weighted average debt outstanding	$311,499,862	$260,949,248
Weighted average debt per share (1)	$8.24	$9.30
Asset coverage per unit (6)	$2,676	$2,519
Portfolio turnover ratio	52.08%	43.76%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
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

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2018 and 2017, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 7.40% and 2.91%, respectively. As of March 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio after such borrowing.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $405 million as of March 31, 2018, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of November 2022 and a revolving period that ends in November 2020. As of March 31, 2018 and September 30, 2017, Funding I had $190.2 million and $253.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.79% and 3.18%, exclusive of the fee on undrawn commitments as of March 31, 2018 and September 30, 2017, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2018, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2018

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

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of PennantPark Floating Rate Capital Ltd.’s existing and future unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilAA- by S&P Global Ratings Maalot Ltd. and are listed for trading on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2018 and September 30, 2017, we had $48.2 million and $30.6 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had commitments of up to $15.9 million and $44.6 million to PSSL as of March 31, 2018 and September 30, 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

In May 2018 we doubled the financial capacity of PSSL. We and Kemper each increased our respective debt and equity investments in PSSL while continuing to own 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. Our commitments to fund first lien secured debt to PSSL were increased by $64.3 million and our commitments to fund equity interests in PSSL were increased by $27.6 million. Additionally, the PSSL Credit Facility was amended to, among other things, allow PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Through April 30, 2018, we have made investments totaling $62.8 million and PSSL has made investments totaling $43.0 million (of which $12.4 million was purchased from the Company).

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act).  As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2018 and September 30, 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 268% and 278%, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2018, the related consolidated statements of operations for the three-month and six-month periods ended March 31, 2018 and 2017, the related consolidated statements of changes in net assets and cash flows for the six-month periods ended March 31, 2018 and 2017 and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2017, and the related  consolidated statement of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 30, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of September 30, 2017, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ RSM US LLP

New York, New York

May 10, 2018

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2018, our portfolio totaled $833.8 million and consisted of $758.5 million of first lien secured debt (of which $53.2 million was invested in PSSL), $36.1 million of second lien secured debt and $39.2 million of subordinated debt, preferred and common equity (of which $24.1 million was invested in PSSL). Our debt portfolio consisted of 100% variable-rate investments (including 5% where LIBOR was below the floor). As of March 31, 2018, we had one company on non-accrual, representing 0.3% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $5.0 million. Our overall portfolio consisted of 86 companies with an average investment size of $9.7 million, had a weighted average yield on debt investments of 8.6%, and was invested 91% in first lien secured debt (of which 6% was invested in PSSL), 4% in second lien secured debt and 5% in subordinated debt, preferred and common equity (of which 3% was invested in PSSL). As of March 31, 2018, all of the investments held by PSSL were first lien secured debt.

As of September 30, 2017, our portfolio totaled $710.5 million and consisted of $609.7 million of first lien secured debt, $37.8 million of second lien secured debt,

$37.5 million of subordinated debt (of which $30.1 million was invested in PSSL) and $25.5 million of preferred and common equity (of which $13.4 million was invested in PSSL). Our debt portfolio consisted of 99% variable-rate investments (including 7% where LIBOR was below the floor) and 1% fixed-rate investments. As of September 30, 2017, we had one company on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $2.0 million. Our overall portfolio consisted of 82 companies with an average investment size of $8.7 million, had a weighted average yield on debt investments of 8.0%, and was invested 86% in first lien secured debt, 5% in second lien secured debt, 5% in subordinated debt (of which 4% was invested in PSSL) and 4% in preferred and common equity (of which 2% was invested in PSSL). As of September 30, 2017, all of the investments held by PSSL were first lien secured debt.

For the three months ended March 31, 2018, we invested $138.5 million in six new and 17 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the three months ended March 31, 2018 totaled $46.6 million. For the six months ended March 31, 2018, we invested $315.3 million in 17 new and 28 existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the six months ended March 31, 2018 totaled $195.7 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facility are classified as Level 3. Our 2023 Notes are classified as Level 1. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs in cash equivalents, investments, our 2023 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $10.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and six months ended March 31, 2018. There were no expenses relating to amendment or debt issuance costs on our debt for the three and six months ended March 31, 2017. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2018, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.3 million and $8.4 million, respectively. For the three and six months ended March 31, 2017, our Credit Facility had a net change in unrealized depreciation (appreciation) of less than $0.1 million and ($1.0) million, respectively. As of March 31, 2018 and September 30, 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $5.4 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Payment-in-Kind or PIK Interest

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2018 and 2017.

Investment Income

Investment income for the three and six months ended March 31, 2018 was $16.5 million and $31.3 million, respectively, and was attributable to $13.2 million and $26.8 million from first lien secured debt and $3.3 million and $4.5 million from second lien secured debt, subordinated debt and preferred and common equity, respectively. This compares to investment income for the three and six months ended March 31, 2017, which was $13.2 million and $25.9 million, respectively, and was attributable to $12.0 million and $23.3 million from first lien senior debt and $1.2 million and $2.6 million from second lien secured debt and subordinated debt, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2018 totaled $7.1 million and $23.9 million, respectively. Base management fee for the same periods totaled $1.9 million and $3.8 million, incentive fee totaled $0.4 million (including $0.2 million on unrealized gains accrued but not payable) and $0.5 million (including $0.4 million on unrealized gains accrued but not payable), debt related interest and expenses totaled $3.5 million and $17.0 million (including $10.9 million in Credit Facility amendment and debt issuance costs on the 2023 Notes), general and administrative expenses totaled $1.1 million and $2.2 million and provision for taxes totaled $0.2 million and $0.4 million, respectively. This compares to expenses for the three and six months ended March 31, 2017, which totaled $5.2 million and $11.0 million, respectively. Base management fee for the same periods totaled $1.7 million and $3.3 million, incentive fee totaled $0.5 million (including $(0.1) million on unrealized gains accrued but not payable) and $1.9 million (including $0.5 million on unrealized gains accrued but not payable), Credit Facility expenses totaled $2.0 million and $3.8 million, general and administrative expenses totaled $0.9 million and $1.9 million and provision for taxes totaled $0.1 million and $0.1 million, respectively. The increase in expenses compared to the same periods in the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period, which was partially offset by a reduction in incentive fees.

Net Investment Income

Net investment income totaled $9.4 million and $7.5 million, or $0.24 and $0.20 per share, for the three and six months ended March 31, 2018, respectively. Net investment income totaled $8.0 million and $14.9 million, or $0.27 and $0.53 per share, for the three and six months ended March 31, 2017, respectively. The increase in net investment income for the three months ended March 31, 2018 compared to the same period in the prior year was primarily due to the growth of our portfolio, partially offset by higher recurring debt related interest and expense. The decrease in net investment income for the six months ended March 31, 2018 compared to the same period in the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2018 totaled $46.6 million and $195.7 million, respectively, and net realized gains (losses) totaled $1.5 million and $(1.3) million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2017 totaled $71.5 million and $141.9 million, respectively, and net realized gains totaled $2.0 million and $2.5 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and six months ended March 31, 2018, we reported net change in unrealized (depreciation) appreciation on investments of $(0.6) million and $2.9 million, respectively. For the three and six months ended March 31, 2017, we reported net change in unrealized depreciation on investments of $2.7 million and $0.2 million, respectively. As of March 31, 2018 and September 30, 2017, our net unrealized appreciation on investments totaled $5.0 million and $2.0 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same periods in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three and six months ended March 31, 2018, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.3 million and $8.4 million, respectively. For the three and six months ended March 31, 2017, our Credit Facility had a net change in unrealized depreciation (appreciation) of less than $0.1 million and $(1.0) million, respectively. As of March 31, 2018 and September 30, 2017, our net unrealized depreciation (appreciation) on the Credit Facility and the 2023 Notes totaled $5.4 million and $(3.1) million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $15.6 million and $17.5 million, or $0.40 and $0.46 per share, respectively, for the three and six months ended March 31, 2018. This compares to a net change in net assets resulting from operations of $7.3 million and $16.1 million, or $0.25 and $0.57 per share, respectively, for the three and six months ended March 31, 2017. The increase in the net change in net assets from operations compared to the same periods in the prior year was primarily due to the growth of our portfolio, partially offset by the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio after such borrowing.

Funding I’s multi-currency Credit Facility with the Lenders was $405 million as of March 31, 2018, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of November 2022 and a revolving period that ends in November 2020. As of March 31, 2018 and September 30, 2017, Funding I had $190.2 million and $253.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.79% and 3.18%, exclusive of the fee on undrawn commitments as of March 31, 2018 and September 30, 2017, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2018 and 2017, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 7.40% and 2.91%, respectively (excluding amendment and debt issuance costs, amounts are 3.91% and 2.91%, respectively). As of March 31, 2018 and September 30, 2017, we had $214.8 million and $121.2 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2018, we were in compliance with the covenants relating to our Credit Facility.

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

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of our existing and future unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilAA- by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the six months ended March 31, 2018 and 2017, we issued 6.3 million and 5.8 million shares, respectively. As a result, we raised approximately $88.0 million and $80.5 million in net proceeds from our issuances of our equity capital, respectively.

As of March 31, 2018 and September 30, 2017, we had cash equivalents of $48.4 million and $18.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $111.7 million for the six months ended March 31, 2018, and our financing activities provided cash of $142.1 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from a follow-on equity offering and the issuance of the 2023 Notes, partially offset by net repayments under the Credit Facility.

Our operating activities used cash of $116.7 million for the six months ended March 31, 2017, and our financing activities provided cash of $131.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from a follow-on equity offering and net borrowings under the Credit Facility.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2018, PSSL had total assets of $239.9 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate of $18.1 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. During the three months ended March 31, 2018, the terms of our debt investment in PSSL were modified to eliminate the subordination provision and to grant us a security interest in certain assets of PSSL.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of equity interests of $22.8 million and first lien secured debt of $53.2 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $64.3 million, of which $11.1 million was unfunded. As of March 31, 2018, we had commitments to fund equity interests in PSSL of $27.6 million, of which $4.8 million was unfunded.

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

Additionally, PSSL has entered into the PSSL Credit Facility with Capital One, N.A. through its wholly-owned subsidiary, PSSL Subsidiary, which as of March 31, 2018 allowed PSSL Subsidiary to borrow up to $210.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	March 31, 2018	September 30, 2017
Total investments	$221,213,574	$99,994,314
Weighted average cost yield on income producing investments	7.6%	7.2%
Number of portfolio companies in PSSL	30	18
Largest portfolio company investment	$13,135,874	$8,080,000
Total of five largest portfolio company investments	$62,437,832	$34,935,330

Below is a listing of PSSL’s individual investments as of March 31, 2018:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
March 31, 2018
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—803.9%
First Lien Secured Debt—803.9%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.88%	1M L+500		5,522,843	$5,462,516	$5,529,747
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	6.94%	3M L+525		4,987,406	4,942,249	4,912,594
Anvil International, LLC	08/01/2024	Construction and Building	6.29%	2M L+450		4,975,000	4,927,486	5,018,531
API Technologies Corp.	04/22/2022	Aerospace and Defense	8.23%	3M L+650		4,892,947	4,850,313	4,917,412
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.11%	3M L+725		10,837,152	10,587,854	10,837,152
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.33%	3M L+650		6,483,750	6,423,327	6,491,475
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.63%	1M L+575		7,462,217	7,416,826	7,499,528
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.30%	3M L+500		4,750,395	4,750,395	4,558,778
DBI Holdings, LLC	08/02/2021	Business Services	7.13%	1M L+525		12,500,000	12,380,173	12,500,000
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	6.52%	3M L+475		8,000,000	7,962,812	8,085,040
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	6.88%	1M L+500		9,975,000	9,876,442	9,900,188
DISA Global Solutions, Inc.	12/09/2020	Business Services	5.91%	1M L+425		4,744,586	4,733,745	4,720,863
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.05%	3M L+575		12,500,000	12,281,563	12,281,250
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.42%	1M L+475		4,875,000	4,832,032	4,875,000
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€9,874,214	11,827,478	12,145,708
Impact Sales, LLC	12/30/2021	Wholesale	8.69%	2M L+700		4,959,849	4,946,246	4,959,849
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.56%	1M L+475	A	$10,000,000	7,297,298	7,434,996
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.69%	1M L+600		7,359,375	7,419,949	7,310,288
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.71%	1M L+600		6,982,500	6,881,903	6,915,963
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	6.87%	P+275	C	$6,000,000	4,614,469	4,656,936
Maytex Mills, Inc.	12/27/2023	Consumer Goods: Durable	6.32%	1M L+450		8,977,500	8,933,457	9,033,609
McAfee, LLC	09/30/2024	High Tech Industries	6.38%	1M L+450		7,462,500	7,392,727	7,533,991
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.84%	3M L+500		4,054,859	4,032,413	4,037,865
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.30%	3M L+600		13,201,883	13,060,451	13,135,874
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	7.16%	1M L+500		4,781,245	4,781,245	4,757,339
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.38%	1M L+475		9,975,000	9,978,117	9,975,000
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.25%	2M L+525		5,099,730	5,099,731	5,099,730
UBEO, LLC	04/03/2024	Capital Equipment	6.39%	1M L+450		12,500,000	12,375,000	12,375,000
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.31%	3M L+600		4,750,000	4,810,455	4,788,618
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	10.89%	1M L+900		4,975,000	4,882,758	4,925,250
Total First Lien Secured Debt							219,761,430	221,213,574
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							219,761,430	221,213,574
Cash and Cash Equivalents—58.2%
BlackRock Federal FD Institutional 30							15,545,814	15,545,814
US Bank Cash							472,756	469,777
Total Cash and Cash Equivalents							16,018,570	16,015,591
Total Investments and Cash Equivalents—862.1%							$235,780,000	$237,229,165
Liabilities in Excess of Other Assets—(762.1)%								(209,710,489)
Members' Equity—100.0%								$27,518,676

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$), Canadian Dollars (C$) or in Euros (€) as denoted.

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Euros (€) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$219,761,430 and $99,544,903, respectively)	$221,213,574	$99,994,314
Cash and cash equivalents (cost—$16,018,750 and $2,371,169, respectively)	16,015,591	2,371,263
Interest receivable	850,178	332,980
Prepaid expenses and other assets	1,779,945	1,131,029
Total assets	239,859,288	103,829,586
Liabilities
Payable for investments purchased	12,375,000	27,095,850
PSSL Credit Facility payable	138,580,413	26,783,885
Notes payable	60,800,000	34,400,000
Interest payable on PSSL Credit Facility	465,810	97,531
Interest payable on notes	29,751	12,107
Accrued other expenses	89,638	97,192
Total liabilities	212,340,612	88,486,565
Commitments and contingencies (1)	—	—
Members' equity	27,518,676	15,343,021
Total liabilities and members' equity	$239,859,288	$103,829,586

(1)	PSSL had no unfunded commitments as of March 31, 2018 and September 30, 2017.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)
	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$3,123,487	$5,097,142
Other income	12,219	12,219
Total investment income	3,135,706	5,109,361
Expenses:
Interest and expenses on PSSL Credit Facility	1,306,299	1,957,836
Interest expense on notes	1,026,403	1,638,700
Administrative services expenses	75,000	150,000
Other general and administrative expenses (1)	113,650	465,436
Total expenses	2,521,352	4,211,972
Net investment income	614,354	897,389
Realized and unrealized gain on investments and credit facility foreign currency translations
Net realized gain on investments	65,122	15,946
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	545,340	999,702
Credit facility foreign currency translations	72,620	(251,668)
Net change in unrealized appreciation on investments and credit facility foreign currency translations	617,960	748,034
Net realized and unrealized gain from investments and credit facility foreign currency translations	683,082	763,980
Net increase in members' equity resulting from operations	$1,297,436	$1,661,369

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed on the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2018, including borrowings under our Credit Facility, 2023 Notes and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$191.5	$—	$—	$191.5	$—
2023 Notes	131.9	—	—	—	131.9
Total debt outstanding (1)	$323.4	$—	$—	$191.5	$131.9
Unfunded commitments to PSSL	15.9	—	—	—	15.9
Unfunded investments (2)	48.2	0.3	2.9	37.2	7.8
Total contractual obligations	$387.5	$0.3	$2.9	$228.7	$155.6

___________________________________

(1)	The annualized weighted average cost of debt as of March 31, 2018, excluding amendment costs and debt issuance costs, was 3.79% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

Recent Developments

In May 2018 we doubled the financial capacity of PSSL. We and Kemper each increased our respective debt and equity investments in PSSL while continuing to own 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. Our commitments to fund first lien secured debt to PSSL were increased by $64.3 million and our commitments to fund equity interests in PSSL were increased by $27.6 million. Additionally, the PSSL Credit Facility was amended to, among other things, allow PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Through April 30, 2018, we have made investments totaling $62.8 million and PSSL has made investments totaling $43.0 million (of which $12.4 million was purchased from the Company).

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act).  As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2018 and September 30, 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 268% and 278%, respectively.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to be treated as a RIC for federal income tax purposes and to not be subject to corporate-level tax on our undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

During the three and six months ended March 31, 2018, we declared distributions of $0.285 and $0.570 per share, respectively, for total distributions of $11.0 million and $21.5 million, respectively. For the same periods in the prior year, we declared distributions of $0.285 and $0.570 per share, respectively, for total distributions of $8.7 million and $16.3 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, our debt portfolio consisted of 100% variable-rate investments (including 5% where LIBOR was below the floor) and 0% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,847)	$(0.15)
Up 1%	$5,847	$0.15
Up 2%	$11,948	$0.31
Up 3%	$18,106	$0.47
Up 4%	$24,264	$0.63

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

Item 4.Controls and Procedures

As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on November 30, 2017 and in “Risk Factors” in Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on December 13, 2017, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K and Registration Statement on Form N-2 are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Recently passed legislation may allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act was signed into law and amended the 1940 Act to decrease this percentage from 200% to 150% for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. Since on April 5, 2018 our Board has approved such reduction, if we comply with the applicable disclosure requirements, we will be able to incur additional indebtedness on April 5, 2019, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expenses may increase if we incur additional leverage.

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

As a BDC, we are required to meet a 200% asset coverage ratio through April 4, 2019 and 150% thereafter, subject to certain disclosure requirements of total assets to total senior securities, which includes all of our borrowings, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

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

We have indebtedness outstanding pursuant to our Credit Facility and the 2023 Notes and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

Through April 4, 2019, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, through such date we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. If this ratio declines below 200% before April 5, 2019, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. The Small Business Credit Availability Act, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act).  As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of such date, we will be able to incur additional indebtedness as a result of this new law and therefore, your risk of an investment in us may increase.

As of March 31, 2018 and September 30, 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 268% and 278%, respectively.

Since our leverage was 60% and 56% of our net assets as of March 31, 2018 and September 30, 2017, respectively, we would have to receive an annual return of at least 1.44% and 1.13%, respectively, to cover annual interest payments.

As of March 31, 2018, we had outstanding borrowings of $190.2 million under our Credit Facility and $138.6 million outstanding under our 2023 Notes. Our consolidated debt outstanding was $328.8 million and had a weighted average annual interest rate at the time of 3.81%, exclusive of the fees on the undrawn commitment on our Credit Facility. To cover the annual interest on our borrowings of $328.8 million outstanding as of March 31, 2018, at the weighted average annual rate of 3.81%, we would have to receive an annual yield of at least 1.44%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of March 31, 2018 of 36% of total assets (including such borrowed funds), at the current interest rate at the time of 3.81%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(18.7)%	(10.5)%	(2.3)%	5.9%	14.1%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

10.1

First Amendment to Purchase and Contribution Agreement, dated as of January 16, 2018, between PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on February 8, 2018).

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 10, 2018	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)