Form 10-Q
period 2018-06-30
PennantPark Floating Rate Capital Ltd.
filed 2018-08-08
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 8, 2018 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2023 Notes” refers to our 3.83% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; and “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018	September 30, 2017
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$786,884,573 and $665,514,821, respectively)	$787,566,315	$666,973,639
Controlled, affiliated investments (cost—$118,125,000 and $43,000,000, respectively)	119,586,472	43,525,143
Total of investments (cost—$905,009,573 and $708,514,821, respectively)	907,152,787	710,498,782
Cash and cash equivalents (cost—$31,303,697 and $18,847,673, respectively)	31,178,070	18,910,756
Interest receivable	2,846,350	2,520,506
Receivable for investments sold	—	14,185,850
Prepaid expenses and other assets	704,720	1,229,505
Total assets	941,881,927	747,345,399
Liabilities
Distributions payable	3,683,347	3,085,607
Payable for investments purchased	4,430,012	21,730,512
Credit Facility payable (cost—$255,673,311 and $253,783,301, respectively) (See Notes 5 and 10)	255,862,159	256,858,457
2023 Notes payable (cost—$138,579,858 and zero, respectively) (See Notes 5 and 10)	134,921,350	—
Interest payable on debt	1,152,999	693,787
Base management fee payable (See Note 3)	2,180,258	1,784,806
Performance-based incentive fee payable (See Note 3)	3,077,059	5,061,217
Accrued other expenses	696,427	224,739
Total liabilities	406,003,611	289,439,125
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 and 32,480,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	38,772	32,480
Paid-in capital in excess of par value	539,462,336	451,448,872
(Distributions in excess of) undistributed net investment income	(10,065,794)	3,163,645
Accumulated net realized gain on investments	1,175,847	4,289,389
Net unrealized appreciation on investments	1,797,495	2,047,044
Net unrealized depreciation (appreciation) on debt	3,469,660	(3,075,156)
Total net assets	$535,878,316	$457,906,274
Total liabilities and net assets	$941,881,927	$747,345,399
Net asset value per share	$13.82	$14.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$16,718,163	$14,695,276	$45,225,422	$39,564,205
Other income	559,708	451,597	1,255,766	1,434,834
From controlled, affiliated investments:
Interest	1,551,198	43,962	2,985,061	43,962
Dividend	700,000	—	1,400,000	—
Total investment income	19,529,069	15,190,835	50,866,249	41,043,001
Expenses:
Base management fee (See Note 3)	2,180,258	1,790,695	5,932,024	5,117,839
Performance-based incentive fee (See Note 3)	329,567	1,444,896	852,678	3,367,931
Interest and expenses on debt (See Note 10)	3,862,037	2,398,520	9,957,719	6,197,592
Administrative services expenses (See Note 3)	500,000	561,250	1,500,000	1,683,750
Other general and administrative expenses	622,025	607,499	1,859,526	1,322,499
Expenses before amendment costs, debt issuance costs and provision for taxes	7,493,887	6,802,860	20,101,947	17,689,611
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	—	112,736	10,869,098	112,736
Provision for taxes	200,000	90,000	600,000	205,000
Total expenses	7,693,887	7,005,596	31,571,045	18,007,347
Net investment income	11,835,182	8,185,239	19,295,204	23,035,654
Realized and unrealized (loss) gain on investments and debt:
Net realized (loss) gain on investments	(1,790,048)	2,451,169	(3,113,542)	4,961,180
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(3,370,875)	625,872	(1,185,879)	426,906
Controlled, affiliated investments	182,630	22,425	936,330	22,425
Debt (appreciation) depreciation (See Notes 5 and 10)	(1,888,502)	(1,942,856)	6,544,816	(2,972,262)
Net change in unrealized (depreciation) appreciation on investments and debt	(5,076,747)	(1,294,559)	6,295,267	(2,522,931)
Net realized and unrealized (loss) gain from investments and debt	(6,866,795)	1,156,610	3,181,725	2,438,249
Net increase in net assets resulting from operations	$4,968,387	$9,341,849	$22,476,929	$25,473,903
Net increase in net assets resulting from operations per common share (See Note 7)	$0.13	$0.29	$0.59	$0.86
Net investment income per common share	$0.31	$0.25	$0.51	$0.78

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Net increase in net assets resulting from operations:
Net investment income	$19,295,204	$23,035,654
Net realized (loss) gain on investments	(3,113,542)	4,961,180
Net change in unrealized appreciation on investments	(249,549)	449,331
Net change in unrealized depreciation (appreciation) on debt	6,544,816	(2,972,262)
Net increase in net assets resulting from operations	22,476,929	25,473,903
Distributions to stockholders	(32,524,643)	(25,585,463)
Capital transactions
Public offering (See Note 1)	89,031,800	80,986,450
Offering costs	(1,012,044)	(470,000)
Net increase in net assets resulting from capital transactions	88,019,756	80,516,450
Net increase in net assets	77,972,042	80,404,890
Net assets:
Beginning of period	457,906,274	375,906,828
End of period	$535,878,316	$456,311,718
(Distributions in excess of) undistributed net investment income, end of period	$(10,065,794)	$2,009,837
Capital share activity:
Shares issued from public offering	6,292,000	5,750,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$22,476,929	$25,473,903
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	249,549	(449,331)
Net change in unrealized (depreciation) appreciation on debt	(6,544,816)	2,972,262
Net realized loss (gain) on investments	3,113,542	(4,961,180)
Net accretion of discount and amortization of premium	(1,160,019)	(1,375,901)
Purchases of investments	(480,647,540)	(407,800,909)
Payment-in-kind interest	(536,132)	(389,796)
Proceeds from dispositions of investments	283,586,945	314,807,488
Increase in interest receivable	(325,844)	(689,411)
Decrease (increase) in receivable for investments sold	14,185,850	(24,940,277)
Decrease (increase) in prepaid expenses and other assets	524,785	(121,042)
(Decrease) increase in payable for investments purchased	(17,300,500)	3,485,909
Increase in interest payable on debt	459,212	320,026
Increase in base management fee payable	395,452	332,070
Decrease in performance-based incentive fee payable	(1,984,158)	(417,973)
Increase (decrease) in accrued other expenses	471,688	(111,775)
Net cash used in operating activities	(183,035,057)	(93,865,937)
Cash flows from financing activities:
Public offering	89,031,800	80,986,450
Offering costs	(1,012,044)	(470,000)
Distributions paid to stockholders	(31,926,903)	(25,039,213)
Proceeds from 2023 Notes issuance (See Notes 5 and 10)	138,579,858	—
Borrowings under Credit Facility (See Notes 5 and 10)	143,985,010	259,802,000
Repayments under Credit Facility (See Notes 5 and 10)	(142,095,000)	(201,500,000)
Net cash provided by financing activities	196,562,721	113,779,237
Net increase in cash and cash equivalents	13,527,664	19,913,300
Effect of exchange rate changes on cash	(1,260,350)	127,473
Cash and cash equivalents, beginning of period	18,910,756	28,910,973
Cash and cash equivalents, end of period	$31,178,070	$48,951,746
Supplemental disclosure of cash flow information:
Interest paid	$20,367,605	$5,990,302
Taxes paid	$377,706	$256,575
Non-cash exchanges and conversions	$53,200,000	$35,659,395

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—147.0% (3), (4)
First Lien Secured Debt—137.6%
Alera Group Intermediate Holdings, Inc.	12/30/2022	Banking, Finance, Insurance and Real Estate	7.48%	1M L+550		15,318,805	$15,246,773	$15,318,805
Alera Group Intermediate Holdings, Inc. (Revolver) (7), (8)	12/30/2021	Banking, Finance, Insurance and Real Estate	—	—		1,771,962	—	—
Alera Group Intermediate Holdings, Inc. (7), (8)	12/30/2022	Banking, Finance, Insurance and Real Estate	—	—		1,078,893	—	—
Allied America, Inc.	08/08/2022	Business Services	9.34%	3M L+700		1,689,717	1,689,717	1,698,165
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.25%	1M L+525		5,887,689	5,825,207	5,799,374
American Scaffold	03/31/2022	Aerospace and Defense	8.83%	3M L+650		4,562,500	4,514,483	4,516,875
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.58%	2M L+650		10,252,173	10,119,663	9,880,532
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.10%	1M L+600		5,000,000	4,938,457	4,950,000
API Technologies Corp. (Revolver) (7), (8)	04/22/2024	Aerospace and Defense	—	—		1,968,504	—	(9,843)
Beauty Industry Group Opco, LLC	04/06/2023	Consumer Goods: Non-Durable	6.85%	1M L+475		33,255,844	32,923,285	32,923,285
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.84%	3M L+550		11,880,000	11,777,888	11,761,200
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.58%	3M L+725		15,454,395	15,139,879	15,454,395
By Light Professional IT Services, LLC (Revolver) (7), (8)	05/16/2022	High Tech Industries	—	—		2,311,784	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.86%	3M L+650		10,945,000	10,846,816	10,932,603
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	6.84%	1M L+475		2,425,000	2,411,577	2,328,000
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.84%	1M L+575		3,884,175	3,892,081	3,903,596
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	8.33%	3M L+600		16,202,420	15,889,366	15,878,372
CHA Holdings, Inc. (7)	04/10/2025	Environmental Industries	6.58%	2M L+450		6,160,714	6,130,344	6,160,714
CHA Holdings, Inc. (7), (8)	04/10/2025	Environmental Industries	—	—		1,339,286	—	—
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	8.23%	1M L+625		4,564,286	4,557,894	3,925,286
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.33%	3M L+500		19,111,481	19,071,142	18,920,366
Credit Infonet, Inc.	03/13/2023	High Tech Industries	8.41%	3M L+600		27,799,338	27,598,591	27,799,338
Credit Infonet, Inc. (Revolver) (7), (8)	03/13/2023	High Tech Industries	—	—		1,000,000	—	—
DBI Holding, LLC	08/02/2021	Business Services	7.35%	1M L+525		17,439,105	17,330,765	17,439,105
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.34%	3M L+625		27,362,500	26,862,478	27,362,500
Deva Holdings, Inc. (Revolver) (7), (8)	10/31/2022	Consumer Goods: Non-Durable	—	—		2,115,000	—	—
Digital Room Holdings, Inc. (7)	12/29/2023	Media: Advertising, Printing and Publishing	7.10%	1M L+500		16,417,500	16,261,987	16,376,456
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.08%	3M L+575		14,522,426	14,275,040	14,268,294
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	—	—		2,941,176	—	(51,468)
(Revolver) (7), (8)
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.78%	1M L+475		10,219,140	10,195,344	10,219,140
Driven Performance Brands, Inc. (Revolver) (7), (8)	09/30/2022	Consumer Goods: Durable	—	—		1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.33%	3M L+800		19,684,749	19,512,675	19,980,021
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.09%	3M L+700		21,011,872	20,907,817	21,011,872
Education Networks of America, Inc. (Revolver) (7)	05/06/2021	Telecommunications	9.36%	3M L+700		608,696	608,696	608,696
Education Networks of America, Inc. (Revolver) (7), (8)	05/06/2021	Telecommunications	—	—		1,565,217	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	9.08%	3M L+675		9,331,620	9,265,111	9,331,620
ENC Holding Corporation (7), (8)	05/30/2025	Transportation: Cargo	—	—		628,571	—	—
GCOM Software LLC (Revolver) (7)	11/14/2022	High Tech Industries	10.50%	P+550		333,333	333,333	333,333
GCOM Software LLC (Revolver) (7), (8)	11/14/2022	High Tech Industries	—	—		2,333,333	—	—
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	6.81%	3M L+450		2,256,725	2,256,725	2,234,158
GSM Holdings, Inc. (Revolver) (7), (8)	06/03/2024	Consumer Goods: Durable	—	—		2,494,275	—	(24,943)
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	10.33%	3M L+800		10,952,132	10,762,553	10,952,132
iEnergizer Limited and Aptara, Inc. (5), (9)	05/01/2019	Business Services	8.10%	1M L+600		5,800,543	5,782,383	5,786,042
IGM RFE1 B.V. (5), (9), (10)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€6,959,812	7,234,028	8,125,970
Impact Group, LLC (7)	06/27/2023	Wholesale	8.84%	3M L+650		20,427,156	20,183,566	20,183,437
Impact Group, LLC (7), (8)	06/27/2023	Wholesale	—	—		14,572,844	—	—
Infrastructure Supply Operations Pty Ltd. (5), (9), (10)	12/12/2023	Wholesale	6.72%	1M L+475	A	$5,000,000	3,652,609	3,680,262
Innova Medical Ophthalmics Inc. (5), (9)	04/13/2022	Capital Equipment	9.08%	3M L+675		3,348,129	3,309,453	3,331,389
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (8), (9)	04/13/2022	Capital Equipment	—	—		530,973	—	(2,655)
Intralinks, Inc.	11/14/2024	Business Services	6.10%	1M L+400		14,925,000	14,854,381	14,897,090
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.59%	1M L+650		4,242,523	4,226,669	3,945,546
K2 Pure Solutions NoCal, L.P. (7)	02/19/2021	Chemicals, Plastics and Rubber	10.98%	1M L+900		4,002,471	3,938,921	4,002,471
KHC Holdings, Inc.	10/31/2022	Wholesale	8.33%	3M L+600		12,117,016	11,973,335	12,117,016
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.35%	1M L+425		443,548	443,548	443,548
KHC Holdings, Inc. (Revolver) (7), (8)	10/30/2020	Wholesale	—	—		766,129	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.83%	3M L+950		10,123,500	9,983,615	9,718,560
Leap Legal Software Pty Ltd (5), (9), (10)	09/12/2022	High Tech Industries	7.86%	3M L+575	A	$9,925,000	7,670,856	7,333,116
LifeCare Holdings LLC (7)	11/30/2018	Healthcare and Pharmaceuticals	7.58%	3M L+525		4,954,937	4,946,530	3,220,709
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	9.08%	3M L+675		6,197,292	6,133,861	6,166,305
Lombart Brothers, Inc. (Revolver) (7), (8)	04/13/2022	Capital Equipment	—	—		1,238,938	—	(6,195)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.05%	1M L+500		10,000,000	9,911,196	9,900,000
Long’s Drugs Incorporated (Revolver) (7)	08/19/2022	Healthcare and Pharmaceuticals	9.00%	P+400		300,000	300,000	294,000
Long’s Drugs Incorporated (Revolver) (7), (8)	08/19/2022	Healthcare and Pharmaceuticals	—	—		2,700,000	—	(54,000)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.00%	1M L+600		14,137,500	14,017,811	13,960,781
Manna Pro Products, LLC (7)	12/08/2023	Consumer Goods: Non-Durable	8.06%	1M L+600		6,997,500	6,920,870	6,983,419
Manna Pro Products, LLC (7), (8)	12/08/2023	Consumer Goods: Non-Durable	—	—		975,000	—	(1,962)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	7.58%	3M L+525		3,351,825	$3,318,636	$3,351,825
Marketplace Events LLC (10)	01/27/2021	Media: Diversified and Production	6.89%	P+275	C	$16,516,789	11,618,391	12,555,997
Marketplace Events LLC (Revolver) (7)	01/27/2021	Media: Diversified and Production	7.75%	P+275		1,481,752	1,481,752	1,481,752
Marketplace Events LLC (Revolver) (7), (8)	01/27/2021	Media: Diversified and Production	—	—		221,411	—	—
Mission Critical Electronics, Inc. (Revolver) (7), (8)	09/28/2021	Capital Equipment	—	—		883,392	—	(1,480)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.34%	1M L+825		26,229,135	26,603,676	25,442,261
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.33%	3M L+600		25,418,750	24,985,195	25,291,656
New Trident HoldCorp, Inc.	08/01/2022	Healthcare and Pharmaceuticals	8.09%	1M L+600		7,044,891	6,975,189	5,988,157
			(PIK 3.00%)
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.56%	1M L+450		1,857,143	1,838,571	1,838,571
Olde Thompson, LLC - Revolver (7)	05/14/2024	Beverage, Food and Tobacco	6.56%	1M L+450		660,714	660,714	654,107
Olde Thompson, LLC - Revolver (7), (8)	05/14/2024	Beverage, Food and Tobacco	—	—		1,982,143	—	(19,821)
Ox Two, LLC	02/27/2023	Construction and Building	12.25%	P+725		4,968,750	4,875,411	4,919,063
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	12.25%	P+725		166,667	166,667	166,667
Ox Two, LLC (Revolver) (7), (8)	02/27/2023	Construction and Building	—	—		388,889	—	—
Profile Products LLC	01/31/2023	Environmental Industries	7.33%	3M L+500		10,144,017	10,063,988	10,144,017
Profile Products LLC (Revolver) (7)	01/31/2022	Environmental Industries	9.00%	P+400		116,996	116,996	116,996
Profile Products LLC (Revolver) (7), (8)	01/31/2022	Environmental Industries	—	—		2,342,021	—	—
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	7.08%	3M L+475		9,375,000	9,281,872	8,296,875
Research Horizons, LLC (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.35%	3M L+625		5,250,000	5,145,101	5,145,000
Research Horizons, LLC (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—	—		2,128,378	—	—
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.35%	3M L+625		416,216	416,216	416,216
Research Horizons, LLC (Revolver) (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—	—		529,730	—	—
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	7.86%	6M L+550		24,875,000	23,699,958	24,377,500
International LLC
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.84%	1M L+575		18,642,857	18,349,448	18,829,286
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	7.98%	1M L+550		483,333	483,333	483,333
Snak Club, LLC (Revolver) (7), (8)	07/19/2021	Beverage, Food and Tobacco	—	—		183,333	—	—
Snak Club, LLC (Revolver) (7), (8)	02/22/2019	Beverage, Food and Tobacco	—	—		133,333	—	(667)
Softvision, LLC	05/21/2021	High Tech Industries	7.59%	1M L+550		8,622,271	8,566,032	8,622,271
Sonny's Enterprises, LLC (7)	12/01/2022	Capital Equipment	6.59%	1M L+450		5,468,527	5,466,172	5,468,527
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	7.09%	1M L+500		7,940,000	7,834,215	7,940,000
Tensar Corporation	07/09/2021	Construction and Building	7.08%	3M L+475		22,620,696	22,459,891	22,337,938
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.57%	3M L+525		7,036,444	6,985,802	7,036,444
The Original Cakerie, Co. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	7.09%	1M L+500		7,741,092	7,674,306	7,741,092
The Original Cakerie Ltd. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	6.59%	1M L+450		5,500,217	5,458,050	5,500,217
The Original Cakerie Ltd. (Revolver) (5), (7), (9)	07/20/2022	Consumer Goods: Non-Durable	6.57%	1M L+450		255,327	255,327	255,327
The Original Cakerie Ltd. (Revolver) (5), (7), (8), (9)	07/20/2022	Consumer Goods: Non-Durable	—	—		1,163,157	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	13.34%	1M L+1,125		8,470,850	8,374,680	8,259,078
UBEO, LLC (7)	04/03/2024	Capital Equipment	6.50%	1M L+450		2,000,000	1,980,677	1,980,000
UBEO, LLC (Revolver) (7)	04/03/2024	Capital Equipment	6.81%	3M L+450		293,333	293,333	293,333
UBEO, LLC (Revolver) (7), (8)	04/03/2024	Capital Equipment	—	—		1,906,667	—	-
UniTek Global Services, Inc. (7)	01/14/2019	Telecommunications	10.60%	1M L+850		566,915	557,923	583,922
UniTek Global Services, Inc. (Revolver) (7), (8)	01/14/2019	Telecommunications	—	—		151,090	—	-
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	11.33%	1M L+900		3,035,156	3,035,156	2,883,399
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	7.79%	3M L+550		15,306,540	15,227,555	15,383,073
Veterinary Specialists of North America, LLC (7), (8)	07/15/2021	Healthcare and Pharmaceuticals	—	—		2,225,180	—	11,126
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	—	—		880,000	—	4,400
(Revolver) (7), (8)
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.34%	3M L+600		7,031,250	7,002,063	7,075,195
Winchester Electronics Corporation	06/30/2022	Capital Equipment	8.59%	1M L+650		10,191,523	10,140,435	10,191,523
Total First Lien Secured Debt							738,022,050	737,251,004
Second Lien Secured Debt—6.6%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	11.11%	3M L+875		2,000,000	1,962,503	2,000,000
DecoPac, Inc. (7)	03/31/2025	Beverage, Food and Tobacco	10.58%	3M L+825		11,341,463	11,130,636	11,341,463
Howard Berger Co. LLC	09/30/2020	Wholesale	12.34%	3M L+1,000		11,900,000	11,598,556	11,305,000
			(PIK 4.99%)
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	3M L+925		3,775,000	3,701,228	3,699,500
McAfee, LLC (7)	09/29/2025	High Tech Industries	10.59%	1M L+850		2,500,000	2,463,778	2,535,000
PT Network, LLC (7)	04/12/2023	Healthcare and Pharmaceuticals	12.34%	3M L+1,000		1,666,667	1,637,517	1,650,000
Veritext Corp.	01/30/2023	Business Services	11.33%	3M L+900		2,690,625	2,630,876	2,690,625
Total Second Lien Secured Debt							35,125,094	35,221,588
Subordinated Debt/Corporate Notes—0.0% (7)
UniTek Global Services, Inc. (7)	07/15/2019	Telecommunications	15.00%	—		190,664	190,664	196,384
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes							190,664	196,384

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Preferred Equity—0.4% (6), (7)
CI (PTN) Investment Holdings II, LLC		Healthcare and Pharmaceuticals			1,458	$21,870	$22,166
(PT Network, LLC) (11)
Condor Holdings Limited (5), (9)	—	High Tech Industries	—	—	88,000	10,173	10,173
Condor Top Holdco Limited (5), (9)	—	High Tech Industries	—	—	88,000	77,827	77,827
UniTek Global Services, Inc. - Senior Preferred Equity	—	Telecommunications	18.00%	—	448,851	448,851	544,319
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,669,307
Total Preferred Equity						1,229,004	2,323,792
Common Equity/Warrants—2.3% (6), (7)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,571	1,913,805
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	3,333
By Light Investco LP (11)	—	High Tech Industries	—	—	21,908	2,190,771	4,202,797
By Light Investco LP (8), (11)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	84,000	840,004	1,089,223
(Allied America, Inc.) (11)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	200,000
(PT Network, LLC) (11)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	1,871,662
Faraday Holdings, LLC	—	Construction and Building	—	—	1,141	58,045	339,576
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	500,000	692,846
(The Infosoft Group, LLC)
GCOM InvestCo LP (11)	—	High Tech Industries	—	—	1,281,433	1,281,433	1,096,760
GCOM InvestCo LP (8), (11)	—	High Tech Industries	—	—	718,567	—	(103,556)
Patriot National, Inc. (12)	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	398
TPC Broadband Investors, LP (11)	—	Telecommunications	—	—	742,692	742,692	788,995
TPC Broadband Investors, LP (8), (11)	—	Telecommunications	—	—	257,308	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	213,739	—	276,279
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (11)	—	Aerospace and Defense	—	—	142,857	142,857	201,429
Total Common Equity/Warrants						12,317,761	12,573,547
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						786,884,573	787,566,315
Investments in Controlled, Affiliated Portfolio Companies—22.3% (3), (4)
First Lien Secured Debt—15.4%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	05/06/2024	Financial Services	8.83%	3M L+650	82,687,500	82,687,500	82,687,500
Equity Interests—6.9%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	—	Financial Services	—	—	—	35,437,500	36,898,972
Total Investments in Controlled, Affiliated Portfolio Companies						118,125,000	119,586,472
Total Investments—169.3%						905,009,573	907,152,787
Cash and Cash Equivalents—5.8%
BlackRock Federal FD Institutional 30						18,609,590	18,609,590
BNY Mellon Cash						12,694,107	12,568,480
Total Cash and Cash Equivalents						31,303,697	31,178,070
Total Investments and Cash Equivalents—175.1%						$936,313,270	$938,330,857
Liabilities in Excess of Other Assets—(75.1)%							(402,452,541)
Net Assets—100.0%							$535,878,316

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

(5)	Non-U.S. company or principal place of business outside the United States.
(6)	Non-income producing securities.
(7)	The securities, or a portion thereof, are not pledged as collateral under the Credit Facility. All other securities are pledged as collateral under the Credit Facility and held through Funding I.
(8)

Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

(9)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2018, qualifying assets represent 83% of our total assets and non-qualifying assets represent 17% of our total assets.

(10)	Par amount is denominated in Australian Dollars (A$), Canadian Dollars (C$) or in Euros (€) as denoted.
(11)	Investment is held through our Taxable Subsidiary (See Note 1).

(12)    The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (See Note 5).

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

JUNE 30, 2018

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

In November 2017, we completed a follow-on public offering of 6,292,000 shares of common stock at a public offering price of $14.15 per share resulting in net proceeds of approximately $88.0 million. The Investment Adviser paid approximately $2.1 million of the sales load payable to the underwriters. We are not obligated to repay the sales load paid by our Investment Adviser.

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

JUNE 30, 2018

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and nine months ended June 30, 2018, we recorded a provision for taxes of $0.2 million and $0.6 million, respectively, pertaining to U.S. federal excise tax. For the three and nine months ended June 30, 2017, we recorded a provision for taxes of $0.1 million and $0.2 million, respectively, pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

JUNE 30, 2018

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL. See further description of our investment in PSSL in Note 4.

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

(h) Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. An amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply this guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has evaluated this guidance and determined it will not have a material impact on its financial statements.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2018, the Investment Adviser earned a base management fee of $2.2 million and $5.9 million, respectively, from us. For the three and nine months ended June 30, 2017, the Investment Adviser earned a base management fee of $1.8 million and $5.1 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments, with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2018, the Investment Adviser earned $1.3 million and $1.6 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2017, the Investment Adviser earned $0.8 million and $2.3 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended June 30, 2018, the Investment Adviser accrued an incentive fee on capital gains of zero and $(0.1) million, respectively, as calculated under the Investment Management Agreement (as described above). For both the three and nine months ended June 30, 2017, the Investment Adviser accrued an incentive fee on capital gains of $0.2 million, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2018 was $(1.0) million and $(0.6) million, respectively. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2017 was $0.4 million and $0.9 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2018. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2018, we reimbursed the Investment Adviser approximately $0.4 million and $1.2 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2017, we reimbursed the Investment Adviser approximately $0.3 million and $1.3 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During both the three and nine months ended June 30, 2018, the Company purchased $3.9 million in total investments from an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 under the 1940 Act. During the three and nine months ended June 30, 2017, the Company purchased zero and $38.1 million, respectively, from and sold zero and $5.0 million in total investments, respectively, to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 under the 1940 Act. Realized gains on those sales amounted to zero and less than $0.1 million.

For the three and nine months ended June 30, 2018, we sold $27.1 million and $60.6 million, respectively, in investments to PSSL at fair value and recognized $0.4 million of net realized gains, for both periods. For both the three and nine months ended June 30, 2017, we sold $71.0 million in total investments to PSSL at fair value and recognized $0.4 million of net realized gains.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2018 totaled $165.5 million and $481.2 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $136.9 million and $408.2 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2018 totaled $87.9 million and $283.6 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $172.9 million and $314.8 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

Investments and cash and cash equivalents consisted of the following:

	June 30, 2018		September 30, 2017
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$738,022,050	$737,251,004	$607,582,054	$609,668,554
First lien in PSSL (1)	82,687,500	82,687,500	—	—
Second lien	35,125,094	35,221,588	39,263,036	37,833,394
Subordinated debt / corporate notes	190,664	196,384	7,267,407	7,432,373
Subordinated debt in PSSL (1)	—	—	30,100,000	30,100,000
Equity	13,546,765	14,897,339	11,402,324	12,039,318
Equity interests in PSSL	35,437,500	36,898,972	12,900,000	13,425,143
Total investments	905,009,573	907,152,787	708,514,821	710,498,782
Cash and cash equivalents	31,303,697	31,178,070	18,847,673	18,910,756
Total investments and cash and cash equivalents	$936,313,270	$938,330,857	$727,362,494	$729,409,538

(1)	During the three months ended March 31, 2018, our subordinated debt in PSSL was exchanged into first lien secured debt.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	June 30, 2018 (1)	September 30, 2017 (1)
Consumer Goods: Non-Durable	15%	8%
High Tech Industries	11	10
Business Services	9	4
Hotel, Gaming and Leisure	7	8
Beverage, Food and Tobacco	6	7
Telecommunications	6	7
Wholesale	6	5
Capital Equipment	5	5
Consumer Goods: Durable	5	6
Healthcare and Pharmaceuticals	5	9
Aerospace and Defense	4	5
Construction and Building	4	3
Media: Advertising, Printing and Publishing	4	4
Chemicals, Plastics and Rubber	3	4
Media: Diversified and Production	3	4
Retail	2	3
Media: Broadcasting and Subscription	1	3
All Other	4	5
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2018, PSSL had total assets of $355.7 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $75.0 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. During the three months ended March 31, 2018, the terms of our debt investment in PSSL were modified to eliminate the subordination provision and to grant us a security interest in certain assets of PSSL.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $82.7 million and equity interests of $35.4 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $45.9 million was unfunded. As of June 30, 2018, we had commitments to fund equity interests in PSSL of $55.1 million, of which $19.7 million was unfunded.

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

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of June 30, 2018 allowed PSSL Subsidiary to borrow up to $420 million at any one time outstanding, subject to leverage and borrowing base restrictions.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

Below is a summary of PSSL’s portfolio at fair value:

	June 30, 2018	September 30, 2017
Total investments	$346,936,205	$99,994,314
Weighted average cost yield on income producing investments	7.7%	7.2%
Number of portfolio companies in PSSL	38	18
Largest portfolio company investment	$19,800,000	$8,080,000
Total of five largest portfolio company investments	$82,467,000	$34,935,330

Below is a listing of PSSL’s individual investments as of June 30, 2018:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
June 30, 2018
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—822.7%
First Lien Secured Debt—822.7%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.84%	1M L+475		5,522,843	$5,465,470	$5,526,323
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.25%	3M L+525		4,974,811	4,932,628	4,900,189
Anvil International, LLC	08/01/2024	Construction and Building	6.60%	2M L+450		5,959,987	5,913,984	5,989,787
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.10%	1M L+600		20,000,000	19,753,830	19,800,000
Beauty Industry Group Opco, LLC	04/06/2023	Consumer Goods: Non-Durable	6.85%	1M L+475		9,937,500	9,842,219	9,838,125
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.58%	3M L+725		10,761,235	10,526,033	10,761,235
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.86%	3M L+650		11,884,167	11,772,584	11,870,706
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.84%	1M L+575		7,443,325	7,399,143	7,480,541
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.33%	3M L+500		4,688,026	4,688,026	4,641,146
DBI Holdings, LLC	08/02/2021	Business Services	7.35%	1M L+525		12,468,750	12,357,219	12,468,750
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	6.84%	1M L+475		7,980,000	7,942,537	7,968,349
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.10%	1M L+500		9,950,000	9,854,459	9,925,125
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.08%	3M L+575		12,468,750	12,262,510	12,250,556
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.73%	1M L+475		4,812,500	4,772,133	4,812,500
ENC Holding Corporation	05/30/2025	Transportation: Cargo	6.58%	1M L+425		10,371,429	10,345,500	10,371,428
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	7.41%	3M L+525	A	$10,000,000	7,341,699	7,166,874
GCOM Software LLC	11/14/2022	High Tech Industries	9.59%	3M L+750		14,800,000	14,726,932	14,652,000
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.83%	3M L+450		15,500,000	15,346,329	15,345,000
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€9,778,665	11,707,914	11,417,139
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.72%	1M L+475	A	$10,000,000	7,305,217	7,360,523
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.05%	3M L+500		18,000,000	17,824,096	17,820,000
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.00%	1M L+600		7,312,500	7,369,915	7,221,094
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,965,000	6,867,470	6,950,985
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	6.89%	P+275	C	$5,835,254	4,492,564	4,435,937
Maytex Mills, Inc.	12/27/2023	Consumer Goods: Durable	6.58%	1M L+450		8,955,000	8,912,698	8,955,000
McAfee, LLC	09/30/2024	High Tech Industries	6.59%	1M L+450		7,443,750	7,375,905	7,474,344
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.17%	2M L+500		4,005,973	3,985,004	3,999,261
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.33%	3M L+600		13,081,250	12,946,963	13,015,844
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.34%	1M L+425		15,000,000	14,850,858	14,850,000
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.56%	1M L+450		14,000,000	13,860,000	13,860,000
Output Services Group, Inc.	03/27/2024	Business Services	6.34%	1M L+425		6,615,897	6,656,466	6,657,247
Output Services Group, Inc. (5)	03/27/2024	Business Services	—	—		1,367,521	—	15,384
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	7.98%	1M L+600		4,749,995	4,749,995	4,726,245
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.59%	1M L+450		9,950,000	9,953,109	9,950,000
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.57%	3M L+525		4,740,341	4,740,341	4,740,341
UBEO, LLC	04/03/2024	Capital Equipment	6.50%	1M L+450		12,500,000	12,379,229	12,375,000
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.34%	3M L+600		4,687,500	4,744,600	4,716,797
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.10%	1M L+900		4,962,500	4,874,462	4,962,500
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	7.32%	3M L+550		5,735,625	5,706,991	5,663,930
Total First Lien Secured Debt							346,547,032	346,936,205
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							346,547,032	346,936,205
Cash and Cash Equivalents—9.9%
BlackRock Federal FD Institutional 30							2,969,162	2,969,162
US Bank Cash							1,196,654	1,184,331
Total Cash and Cash Equivalents							4,165,816	4,153,493
Total Investments and Cash Equivalents—832.6%							$350,712,848	$351,089,698
Liabilities in Excess of Other Assets—(732.6)%								(308,919,445)
Members' Equity—100.0%								$42,170,253

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

(4)	Par amount is denominated in Australian Dollars (A$), Canadian Dollars (C$) or in Euros (€) as denoted.

(5)      Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is      unfunded.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$346,547,032 and $99,544,903, respectively)	$346,936,205	$99,994,314
Cash and cash equivalents (cost—$4,165,816 and $2,371,169, respectively)	4,153,493	2,371,263
Interest receivable	1,355,176	332,980
Prepaid expenses and other assets	3,216,872	1,131,029
Total assets	355,661,746	103,829,586
Liabilities
Payable for investments purchased	5,362,500	27,095,850
PSSL Credit Facility payable	212,606,933	26,783,885
Notes payable to members	94,500,000	34,400,000
Interest payable on PSSL Credit Facility	815,491	97,531
Interest payable on notes to members	46,381	12,107
Accrued other expenses	160,188	97,192
Total liabilities	313,491,493	88,486,565
Commitments and contingencies (1)	—	—
Members' equity	42,170,253	15,343,021
Total liabilities and members' equity	$355,661,746	$103,829,586

(1)	PSSL had unfunded commitments of $1.4 million and zero as of June 30, 2018 and September 30, 2017, respectively.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)
	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$5,281,955	$10,379,097
Other income	6,219	18,438
Total investment income	5,288,174	10,397,535
Expenses:
Interest and expenses on PSSL Credit Facility	2,321,809	4,279,645
Interest expense on notes to members	1,772,798	3,411,498
Administrative services expenses	250,000	400,000
Other general and administrative expenses (1)	113,650	579,086
Total expenses	4,458,257	8,670,229
Net investment income	829,917	1,727,306
Realized and unrealized gain on investments and credit facility foreign currency translations
Net realized gain on investments	63,395	79,341
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(1,072,357)	(72,655)
Credit facility foreign currency translations	1,187,765	936,097
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	115,408	863,442
Net realized and unrealized gain from investments and credit facility foreign currency translations	178,803	942,783
Net increase in members' equity resulting from operations	$1,008,720	$2,670,089

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the nine months ended June 30, 2018 and 2017, our ability to observe valuation inputs resulted in no reclassifications.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$304,522,524	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,535,000	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	515,415,980	Market Comparable	Market Yield	6.5% – 16.9% (9.7%)
Second lien	32,686,588	Market Comparable	Market Yield	10.6% – 16.4% (13.4%)
Subordinated debt / corporate notes	196,384	Market Comparable	Market Yield	16.1% – 16.1% (16.1%)
Equity	14,896,941	Enterprise Market Value	EBITDA multiple	6.5x – 12.4x (8.9x)
Total Level 3 investments	$870,253,417
Long-Term Credit Facility	$255,862,159	Market Comparable	Market Yield	5.0%

Asset Category	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$260,595,796	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,500,000	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	349,072,758	Market Comparable	Market Yield	5.8% – 20.6% (8.6%)
Second lien	35,333,394	Market Comparable	Market Yield	9.6% – 14.0% (11.7%)
Subordinated debt / corporate notes	37,532,373	Market Comparable	Market Yield	9.8% – 16.7% (10.4%)
Equity	12,023,298	Enterprise Market Value	EBITDA multiple	6.5x–9.0x (7.8x)
Total Level 3 investments	$697,057,619
Long-Term Credit Facility	$256,858,457	Market Comparable	Market Yield	3.7%

Our investments, cash and cash equivalents, Credit Facility and the 2023 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2018
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$819,938,504	$—	$—	$819,938,504	$—
Second lien	35,221,588	—	—	35,221,588	—
Subordinated debt / corporate notes	196,384	—	—	196,384	—
Equity	51,796,311	398	—	14,896,941	36,898,972
Total investments	907,152,787	398	—	870,253,417	36,898,972
Cash and cash equivalents	31,178,070	31,178,070	—	—	—
Total investments and cash and cash equivalents	$938,330,857	$31,178,468	$—	$870,253,417	$36,898,972
Long-Term Credit Facility	$255,862,159	$—	$—	$255,862,159	$—
2023 Notes	134,921,350	134,921,350	—	—	—
Total debt	$390,783,509	$134,921,350	$—	$255,862,159	$—

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

JUNE 30, 2018

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2018
Description	First lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$609,668,554	$87,389,065	$697,057,619
Net realized (losses)	(1,047,884)	(1,214,108)	(2,261,992)
Net unrealized (depreciation) appreciation	(2,857,546)	2,096,092	(761,454)
Purchases, PIK interest, net discount accretion and non-cash exchanges	481,100,549	31,905,640	513,006,189
Sales, repayments and non-cash exchanges	(266,925,169)	(69,861,776)	(336,786,945)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$819,938,504	$50,314,913	$870,253,417
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,161,334)	$1,076,376	$(2,084,958)

	Nine Months Ended June 30, 2017
Description	First lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$548,410,095	$47,412,741	$595,822,836
Net realized gains	1,930,863	385,791	2,316,654
Net unrealized appreciation (depreciation)	3,793,301	(699,773)	3,093,528
Purchases, PIK interest, net discount accretion and non-cash exchanges	357,904,860	40,861,748	398,766,608
Sales, repayments and non-cash exchanges	(298,766,102)	(13,151,426)	(311,917,528)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$613,273,017	$74,809,081	$688,082,098
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$3,084,852	$(510,306)	$2,574,546

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Long-Term Credit Facility	2018	2017
Beginning Balance (cost – $253,783,301 and $232,907,500, respectively)	$256,858,457	$232,389,498
Net change in unrealized (depreciation) appreciation included in earnings	(2,886,308)	2,972,262
Borrowings	143,985,010	259,802,000
Repayments	(142,095,000)	(201,500,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $255,673,311 and $291,209,500, respectively)	$255,862,159	$293,663,760

As of June 30, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	A	$14,900,000	$11,485,010	$11,008,910	July 2, 2018	$(476,100)
Canadian Dollar	C	$17,500,000	12,407,500	13,303,430	July 2, 2018	895,930
Euro		€7,200,000	7,480,800	8,406,403	July 2, 2018	925,603
			$31,373,310	$32,718,743		$1,345,433

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $10.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and nine months ended June 30, 2018. For the same periods in the prior year, we incurred expenses of $0.1 million for both periods relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2018, our Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $1.9 million and $6.5 million, respectively. For the three and nine months ended June 30, 2017, our Credit Facility had a net change in unrealized appreciation of $1.9 million and $3.0 million, respectively. As of June 30, 2018 and September 30, 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $3.5 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2018 were as follows:

Name of Investment	Fair Value at September 30, 2017	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Interest Income	Dividend Income	Net Change in Appreciation	Fair Value at June 30, 2018	Net Realized Gains (Losses)
Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$43,525,143	$75,125,000	$—	$2,985,061	$1,400,000	$936,329	$119,586,472	$—
Total Controlled Affiliates	$43,525,143	$75,125,000	$—	$2,985,061	$1,400,000	$936,329	$119,586,472	$—

*

We and Kemper are the members of PSSL, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL make investments in the PSSL in the form of first lien secured debt and equity interests, and all portfolio and other material decision regarding PSSL must be submitted to PSSL’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Kemper. Because management of PSSL is shared equally between us and Kemper, we do not believe we control PSSL for purposes of the 1940 Act or otherwise.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator for net increase in net assets resulting from operations	$4,968,387	$9,341,849	$22,476,929	$25,473,903
Denominator for basic and diluted weighted average shares	38,772,074	32,480,074	38,139,678	29,531,356
Basic and diluted net increase in net assets per share resulting from operations	$0.13	$0.29	$0.59	$0.86

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2018 and September 30, 2017, cash and cash equivalents consisted of money market funds in the amounts of $31.2 million and $18.9 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2018	2017
Per Share Data:
Net asset value, beginning of period	$14.10	$14.06
Net investment income (1)	0.51	0.78
Net change in realized and unrealized gain (1)	0.08	0.08
Net increase in net assets resulting from operations (1)	0.59	0.86
Distributions to stockholders (1), (2)	(0.86)	(0.87)
(Dilutive) effect of common stock issuance	(0.01)	—
Net asset value, end of period	$13.82	$14.05
Per share market value, end of period	$13.66	$14.11
Total return* (3)	0.29%	13.42%
Shares outstanding at end of period	38,772,074	32,480,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	2.69%	3.74%
Ratio of debt related expenses to average net assets (5)	4.54%	2.01%
Ratio of total expenses to average net assets (5)	7.23%	5.75%
Ratio of net investment income to average net assets (5)	5.52%	7.38%
Net assets at end of period	$535,878,316	$456,311,718
Weighted average debt outstanding	$332,567,763	$277,085,083
Weighted average debt per share (1)	$8.72	$9.38
Asset coverage per unit (6)	$2,371	$2,554
Portfolio turnover ratio	47.57%	62.21%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2018 and 2017, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 7.26% and 3.02%, respectively. As of June 30, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act).  As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2018 and September 30, 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 237% and 278%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $405 million as of June 30, 2018, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of November 2022 and a revolving period that ends in November 2020. As of June 30, 2018 and September 30, 2017, Funding I had $255.7 million and $253.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.01% and 3.18%, exclusive of the fee on undrawn commitments as of June 30, 2018 and September 30, 2017, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2018, we were in compliance with the covenants relating to our Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2018

(Unaudited)

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

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2018 and September 30, 2017, we had $60.0 million and $30.6 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had commitments of up to $65.6 million and $44.6 million to PSSL as of June 30, 2018 and September 30, 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of June 30, 2018, the related consolidated statements of operations for the three-month and nine-month periods ended June 30, 2018 and 2017, the related consolidated statements of changes in net assets and cash flows for the nine-month periods ended June 30, 2018 and 2017 and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 8, 2018

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2018, our portfolio totaled $907.2 million and consisted of $820.0 million of first lien secured debt (of which $82.7 million was invested in PSSL), $35.2 million of second lien secured debt and $52.0 million of subordinated debt, preferred and common equity (of which $36.9 million was invested in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of June 30, 2018, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized appreciation of $1.8 million. Our overall portfolio consisted of 83 companies with an average investment size of $10.9 million, had a weighted average yield on debt investments of 8.7%, and was invested 90% in first lien secured debt (of which 9% was invested in PSSL), 4% in second lien secured debt and 6% in subordinated debt, preferred and common equity (of which 4% was invested in PSSL). As of June 30, 2018, all of the investments held by PSSL were first lien secured debt.

As of September 30, 2017, our portfolio totaled $710.5 million and consisted of $609.7 million of first lien secured debt, $37.8 million of second lien secured debt,

$37.5 million of subordinated debt (of which $30.1 million was invested in PSSL) and $25.5 million of preferred and common equity (of which $13.4 million was invested in PSSL). Our debt portfolio consisted of 99% variable-rate investments and 1% fixed-rate investments. As of September 30, 2017, we had one portfolio company on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $2.0 million. Our overall portfolio consisted of 82 companies with an average investment size of $8.7 million, had a weighted average yield on debt investments of 8.0%, and was invested 86% in first lien secured debt, 5% in second lien secured debt, 5% in subordinated debt (of which 4% was invested in PSSL) and 4% in preferred and common equity (of which 2% was invested in PSSL). As of September 30, 2017, all of the investments held by PSSL were first lien secured debt.

For the three months ended June 30, 2018, we invested $165.3 million in five new and 23 existing portfolio companies with a weighted average yield on debt investments of 8.2%. Sales and repayments of investments for the three months ended June 30, 2018 totaled $87.9 million. For the nine months ended June 30, 2018, we invested $480.6 million in 22 new and 51 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the nine months ended June 30, 2018 totaled $283.6 million.

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

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2018, PSSL’s portfolio totaled $346.9 million, consisted of 38 companies with an average investment size of $9.1 million and had a weighted average yield on debt investments of 7.7%. As of September 30, 2017, PSSL’s portfolio totaled $100.0 million, consisted of 18 companies with an average investment size of $5.6 million and had a weighted average yield on debt investments of 7.2%.

For the three months ended June 30, 2018, PSSL invested $142.7 million (of which $27.1 million was purchased from the Company) in 10 new and three existing portfolio companies with a weighted average yield on debt investments of 7.4%. PSSL’s sales and repayments of investments for the three months ended June 30, 2018 totaled $16.1 million. For the nine months ended June 30, 2018, PSSL invested $270.4 million in 23 new and six existing portfolio companies with a weighted average yield on debt investments of 7.4%. PSSL’s sales and repayments of investments for the nine months ended June 30, 2018 totaled $23.8 million.

For the period May 4, 2017 (inception) through June 30, 2017, PSSL invested $71.0 million (of which $71.0 million was purchased from the Company) in 14 new portfolio companies with a weighted average yield on debt investments of 7.4%. PSSL’s sales and repayments of investments for the period May 4, 2017 (inception) through June 30, 2017 totaled $0.3 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $10.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and nine months ended June 30, 2018. For the same periods in the prior year, we incurred expenses of $0.1 million for both periods relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2018, our Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $1.9 million and $6.5 million, respectively. For the three and nine months ended June 30, 2017, our Credit Facility had a net change in unrealized appreciation of $1.9 million and $3.0 million, respectively. As of June 30, 2018 and September 30, 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $3.5 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Payment-in-Kind, or, PIK Interest

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2018 and 2017.

Investment Income

Investment income for the three and nine months ended June 30, 2018 was $19.5 million and $50.9 million, respectively, and was attributable to $19.2 million and $46.0 million from first lien secured debt and $0.3 million and $4.9 million from second lien secured debt, subordinated debt and preferred and common equity, respectively. This compares to investment income for the three and nine months ended June 30, 2017, which was $15.2 million and $41.0 million, respectively, and was attributable to $13.9 million and $37.1 million from first lien senior debt and $1.3 million and $3.9 million from second lien secured debt and subordinated debt, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2018 totaled $7.7 million and $31.6 million, respectively. Base management fee for the same periods totaled $2.2 million and $5.9 million, incentive fee totaled $0.3 million (including $(1.0) million on unrealized gains accrued but not payable) and $0.9 million (including $(0.1) million on realized gains and $(0.6) million on unrealized gains accrued but not payable), debt related interest and expenses totaled $3.9 million and $20.8 million (including $10.9 million in Credit Facility amendment and debt issuance costs on the 2023 Notes), general and administrative expenses totaled $1.1 million and $3.4 million and provision for taxes totaled $0.2 million and $0.6 million, respectively. This compares to expenses for the three and nine months ended June 30, 2017, which totaled $7.0 million and $18.0 million, respectively. Base management fee for the same periods totaled $1.8 million and $5.1 million, incentive fee totaled $1.4 million (including $0.2 million on realized gains and $0.4 million on unrealized gains accrued but not payable) and $3.4 million (including $0.2 million on realized gains and $0.9 million on unrealized gains accrued but not payable), Credit Facility expenses totaled $2.5 million and $6.3 million, general and administrative expenses totaled $1.2 million and $3.0 million and provision for taxes totaled $0.1 million and $0.2 million, respectively. The increase in expenses compared to the same periods in the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period, which were partially offset by a reduction in incentive fees.

Net Investment Income

Net investment income totaled $11.8 million and $19.3 million, or $0.31 and $0.51 per share, for the three and nine months ended June 30, 2018, respectively. Net investment income totaled $8.2 million and $23.0 million, or $0.25 and $0.78 per share, for the three and nine months ended June 30, 2017, respectively. The increase in net investment income for the three months ended June 30, 2018 compared to the same period in the prior year was primarily due to the growth of our portfolio. The decrease in net investment income for the nine months ended June 30, 2018 compared to the same period in the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2018 totaled $87.9 million and $283.6 million, respectively, and net realized losses totaled $1.8 million and $3.1 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2017 totaled $172.9 million and $314.8 million, respectively, and net realized gains totaled $2.5 million and $5.0 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and nine months ended June 30, 2018, we reported net change in unrealized depreciation on investments of $3.2 million and $0.2 million, respectively. For the three and nine months ended June 30, 2017, we reported net change in unrealized appreciation on investments of $0.6 million and $0.4 million, respectively. As of June 30, 2018 and September 30, 2017, our net unrealized appreciation on investments totaled $1.8 million and $2.0 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same periods in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three and nine months ended June 30, 2018, our Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(1.9) million and $6.5 million, respectively. For the three and nine months ended June 30, 2017, our Credit Facility had a net change in unrealized appreciation of $1.9 million and $3.0 million, respectively. As of June 30, 2018 and September 30, 2017, our net unrealized depreciation (appreciation) on the Credit Facility and the 2023 Notes totaled $3.5 million and $(3.1) million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $5.0 million and $22.5 million, or $0.13 and $0.59 per share, respectively, for the three and nine months ended June 30, 2018. This compares to a net change in net assets resulting from operations of $9.3 million and $25.5 million, or $0.29 and $0.86 per share, respectively, for the three and nine months ended June 30, 2017. The decrease in the net change in net assets from operations for the three months ended June 30, 2018 compared to the same period in the prior year was primarily due to changes in portfolio investment valuations during the reporting period. The decrease in net assets from operations for the nine months ended June 30, 2018 compared to the same period in the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act).  As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2018 and September 30, 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 237% and 278%, respectively.

Funding I’s multi-currency Credit Facility with the Lenders was $405 million as of June 30, 2018, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of November 2022 and a revolving period that ends in November 2020. As of June 30, 2018 and September 30, 2017, Funding I had $255.7 million and $253.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.01% and 3.18%, exclusive of the fee on undrawn commitments, as of June 30, 2018 and September 30, 2017, respectively.

The annualized weighted average cost of debt for the nine months ended June 30, 2018 and 2017, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 7.26% and 3.02%, respectively (excluding amendment and debt issuance costs, amounts are 3.99% and 2.98%, respectively). As of June 30, 2018 and September 30, 2017, we had $149.3 million and $121.2 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2018, we were in compliance with the covenants relating to our Credit Facility.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the nine months ended June 30, 2018 and 2017, we issued 6.3 million and 5.8 million shares, respectively. As a result, we raised approximately $88.0 million and $80.5 million in net proceeds from our issuances of our equity capital, respectively.

As of June 30, 2018 and September 30, 2017, we had cash equivalents of $31.2 million and $18.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $183.0 million for the nine months ended June 30, 2018, and our financing activities provided cash of $196.6 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from a follow-on equity offering and the issuance of the 2023 Notes.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2018, PSSL had total assets of $355.7 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $75.0 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. During the three months ended March 31, 2018, the terms of our debt investment in PSSL were modified to eliminate the subordination provision and to grant us a security interest in certain assets of PSSL.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $82.7 million and equity interests of $35.4 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $45.9 million was unfunded. As of June 30, 2018, we had commitments to fund equity interests in PSSL of $55.1 million, of which $19.7 million was unfunded.

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

Additionally, PSSL has entered into the PSSL Credit Facility with Capital One, N.A. through its wholly-owned subsidiary, PSSL Subsidiary, which as of June 30, 2018 allowed PSSL Subsidiary to borrow up to $420 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	June 30, 2018	September 30, 2017
Total investments	$346,936,205	$99,994,314
Weighted average cost yield on income producing investments	7.7%	7.2%
Number of portfolio companies in PSSL	38	18
Largest portfolio company investment	$19,800,000	$8,080,000
Total of five largest portfolio company investments	$82,467,000	$34,935,330

Below is a listing of PSSL’s individual investments as of June 30, 2018:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
June 30, 2018
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—822.7%
First Lien Secured Debt—822.7%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.84%	1M L+475		5,522,843	$5,465,470	$5,526,323
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.25%	3M L+525		4,974,811	4,932,628	4,900,189
Anvil International, LLC	08/01/2024	Construction and Building	6.60%	2M L+450		5,959,987	5,913,984	5,989,787
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.10%	1M L+600		20,000,000	19,753,830	19,800,000
Beauty Industry Group Opco, LLC	04/06/2023	Consumer Goods: Non-Durable	6.85%	1M L+475		9,937,500	9,842,219	9,838,125
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.58%	3M L+725		10,761,235	10,526,033	10,761,235
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.86%	3M L+650		11,884,167	11,772,584	11,870,706
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.84%	1M L+575		7,443,325	7,399,143	7,480,541
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.33%	3M L+500		4,688,026	4,688,026	4,641,146
DBI Holdings, LLC	08/02/2021	Business Services	7.35%	1M L+525		12,468,750	12,357,219	12,468,750
DigiCert Holdings, Inc.	10/31/2024	High Tech Industries	6.84%	1M L+475		7,980,000	7,942,537	7,968,349
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.10%	1M L+500		9,950,000	9,854,459	9,925,125
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.08%	3M L+575		12,468,750	12,262,510	12,250,556
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.73%	1M L+475		4,812,500	4,772,133	4,812,500
ENC Holding Corporation	05/30/2025	Transportation: Cargo	6.58%	1M L+425		10,371,429	10,345,500	10,371,428
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	7.41%	3M L+525	A	$10,000,000	7,341,699	7,166,874
GCOM Software LLC	11/14/2022	High Tech Industries	9.59%	3M L+750		14,800,000	14,726,932	14,652,000
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.83%	3M L+450		15,500,000	15,346,329	15,345,000
IGM RFE1 B.V. (3), (4)	10/12/2021	Chemicals, Plastics and Rubber	8.00%	3M E+800		€9,778,665	11,707,914	11,417,139
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.72%	1M L+475	A	$10,000,000	7,305,217	7,360,523
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.05%	3M L+500		18,000,000	17,824,096	17,820,000
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.00%	1M L+600		7,312,500	7,369,915	7,221,094
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,965,000	6,867,470	6,950,985
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	6.89%	P+275	C	$5,835,254	4,492,564	4,435,937
Maytex Mills, Inc.	12/27/2023	Consumer Goods: Durable	6.58%	1M L+450		8,955,000	8,912,698	8,955,000
McAfee, LLC	09/30/2024	High Tech Industries	6.59%	1M L+450		7,443,750	7,375,905	7,474,344
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.17%	2M L+500		4,005,973	3,985,004	3,999,261
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.33%	3M L+600		13,081,250	12,946,963	13,015,844
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.34%	1M L+425		15,000,000	14,850,858	14,850,000
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.56%	1M L+450		14,000,000	13,860,000	13,860,000
Output Services Group, Inc.	03/27/2024	Business Services	6.34%	1M L+425		6,615,897	6,656,466	6,657,247
Output Services Group, Inc. (5)	03/27/2024	Business Services	—	—		1,367,521	—	15,384
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	7.98%	1M L+600		4,749,995	4,749,995	4,726,245
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.59%	1M L+450		9,950,000	9,953,109	9,950,000
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.57%	3M L+525		4,740,341	4,740,341	4,740,341
UBEO, LLC	04/03/2024	Capital Equipment	6.50%	1M L+450		12,500,000	12,379,229	12,375,000
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.34%	3M L+600		4,687,500	4,744,600	4,716,797
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.10%	1M L+900		4,962,500	4,874,462	4,962,500
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	7.32%	3M L+550		5,735,625	5,706,991	5,663,930
Total First Lien Secured Debt							346,547,032	346,936,205
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							346,547,032	346,936,205
Cash and Cash Equivalents—9.9%
BlackRock Federal FD Institutional 30							2,969,162	2,969,162
US Bank Cash							1,196,654	1,184,331
Total Cash and Cash Equivalents							4,165,816	4,153,493
Total Investments and Cash Equivalents—832.6%							$350,712,848	$351,089,698
Liabilities in Excess of Other Assets—(732.6)%								(308,919,445)
Members' Equity—100.0%								$42,170,253

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

(5)      Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is      unfunded.

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Euros (€) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$346,547,032 and $99,544,903, respectively)	$346,936,205	$99,994,314
Cash and cash equivalents (cost—$4,165,816 and $2,371,169, respectively)	4,153,493	2,371,263
Interest receivable	1,355,176	332,980
Prepaid expenses and other assets	3,216,872	1,131,029
Total assets	355,661,746	103,829,586
Liabilities
Payable for investments purchased	5,362,500	27,095,850
PSSL Credit Facility payable	212,606,933	26,783,885
Notes payable to members	94,500,000	34,400,000
Interest payable on PSSL Credit Facility	815,491	97,531
Interest payable on notes to members	46,381	12,107
Accrued other expenses	160,188	97,192
Total liabilities	313,491,493	88,486,565
Commitments and contingencies (1)	—	—
Members' equity	42,170,253	15,343,021
Total liabilities and members' equity	$355,661,746	$103,829,586

(1)	PSSL had unfunded commitments of $1.4 million and zero as of June 30, 2018 and September 30, 2017, respectively.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)
	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$5,281,955	$10,379,097
Other income	6,219	18,438
Total investment income	5,288,174	10,397,535
Expenses:
Interest and expenses on PSSL Credit Facility	2,321,809	4,279,645
Interest expense on notes to members	1,772,798	3,411,498
Administrative services expenses	250,000	400,000
Other general and administrative expenses (1)	113,650	579,086
Total expenses	4,458,257	8,670,229
Net investment income	829,917	1,727,306
Realized and unrealized gain on investments and credit facility foreign currency translations
Net realized gain on investments	63,395	79,341
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(1,072,357)	(72,655)
Credit facility foreign currency translations	1,187,765	936,097
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	115,408	863,442
Net realized and unrealized gain from investments and credit facility foreign currency translations	178,803	942,783
Net increase in members' equity resulting from operations	$1,008,720	$2,670,089

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed on the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2018, including borrowings under our Credit Facility, 2023 Notes and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$255.9	$—	$—	$255.9	$—
2023 Notes	134.9	—	—	—	134.9
Total debt outstanding (1)	$390.8	$—	$—	$255.9	$134.9
Unfunded commitments to PSSL	65.6	—	—	—	65.6
Unfunded investments (2)	60.0	0.3	2.6	44.3	12.8
Total contractual obligations	$516.4	$0.3	$2.6	$300.2	$213.3

___________________________________

(1)	The annualized weighted average cost of debt as of June 30, 2018, excluding amendment costs and debt issuance costs, was 3.95% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to our ability to be taxed as a RIC, in order to provide us with additional liquidity.

During the three and nine months ended June 30, 2018, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $11.1 million and $32.5 million, respectively. For the same periods in the prior year, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $7.6 million and $22.9 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

We intend to continue to make monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors quarterly.

On November 22, 2017, we terminated our dividend reinvestment plan. The termination of the plan applies to the reinvestment of cash distributions paid on or after December 22, 2017.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute at least a certain percentage of our income annually, we could suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions at a particular level.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. An amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply this guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has evaluated this guidance and determined it will not have a material impact on its financial statements.

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,946)	$(0.15)
Up 1%	$5,946	$0.15
Up 2%	$11,969	$0.31
Up 3%	$18,133	$0.47
Up 4%	$24,297	$0.63

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on November 30, 2017, in “Risk Factors” in Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed on December 13, 2017, and in Part II “Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 10, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K, Registration Statement on Form N-2 and Quarterly Report on Form 10-Q are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 8, 2018	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)