Form 10-K
period 2018-09-30
PennantPark Floating Rate Capital Ltd.
filed 2018-11-14
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☐  No  ☐.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2018 based on the closing price on that date of $13.09 on the NASDAQ Global Select Market was approximately $503 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 38,772,074 shares of the Registrant’s common stock outstanding as of November 14, 2018.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 3.83% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; and “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with SunTrust Bank and other lenders, or the Lenders. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested $8.3 billion in 496 companies with approximately 180 different financial sponsors through its managed funds.

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

•

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that we are well-positioned to partner with such equity investors.

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

Leverage

As of September 30, 2018, we maintained a $405 million Credit Facility, which matures in November 2022, with the Lenders. During the Credit Facility’s revolving period, which extends to November 2020, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, under which we had $333.7 million outstanding as of September 30, 2018. The Credit Facility had a weighted average interest rate of 4.25% and 3.18%, exclusive of the fee on undrawn commitments as of September 30, 2018 and 2017, respectively. As of September 30, 2018 and 2017, we had $71.3 million and $121.2 million, respectively, of unused borrowing capacity under our Credit Facility, subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 70% and 90% of our net assets, or 40% to 50% of our Managed Assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing. See “Recent Developments” for more information.

As of September 30, 2018 we had $138.6 million in aggregate principal amount of 2023 Notes outstanding. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee. The 2023 Notes pay interest at a rate of 3.83% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

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

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects of changes to our operating policies and strategies may adversely affect our business, our ability to make distributions and the value of our common stock.

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

Managerial Assistance

We offer significant managerial assistance to our portfolio companies. As a BDC, we are required to make available such significant managerial assistance within the meaning of Section 2(a)(47) of the 1940 Act. See “Regulation” for more information.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2018 (1)	Portfolio Company	2017 (1)
Beauty Industry Group Opco, LLC	4%	Montreign Operating Company, LLC	4%
Integrative Nutrition, LLC	4	Advanced Cable Communications, LLC	3
Credit Infonet, Inc.	3	By Light Professional IT Services, LLC	3
Education Networks of America, Inc.	3	Country Fresh Holdings, LLC	3
Montreign Operating Company, LLC	3	East Valley Tourist Development Authority	3
Research Now Group, Inc. and Survey Sampling International LLC	3	Marketplace Events LLC	3
Tensar Corporation	3	Pathway Partners Vet Management Company LLC	3
East Valley Tourist Development Authority	2	Salient CRGT Inc.	3
Morphe, LLC	2	DecoPac, Inc.	2
NextiraOne Federal, LLC	2	LSF9 Atlantis Holdings, LLC	2

Industry	2018 (1)	Industry	2017 (1)
Consumer Goods: Non-Durable	11%	High Tech Industries	10%
High Tech Industries	10	Healthcare and Pharmaceuticals	9
Business Services	8	Consumer Goods: Non-Durable	8
Beverage, Food and Tobacco	7	Hotel, Gaming and Leisure	8
Aerospace and Defense	6	Beverage, Food and Tobacco	7
Hotel, Gaming and Leisure	6	Telecommunications	7
Telecommunications	6	Consumer Goods: Durable	6
Capital Equipment	5	Aerospace and Defense	5
Consumer Goods: Durable	5	Capital Equipment	5
Healthcare and Pharmaceuticals	5	Wholesale	5

(1)	Excludes investments in PSSL.

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser earned a base management fee of $8.4 million, $6.9 million and $5.0 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser earned $3.5 million, $4.9 million and $3.7 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2018, 2017 and 2016, we accrued an incentive fee on capital gains of approximately $(0.1) million, $0.1 million and zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2018, 2017 and 2016 was $(1.0) million, $1.2 million and $1.1 million, respectively.

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
= 0.25%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 4.00%

Hurdle (1) = 1.75%

Base management fee (2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 3.55%

Incentive fee	= 20% X Pre-Incentive Fee Net Investment Income, subject to “catch-up” (3)
Incentive fee	= 50% X “catch-up” + (20% x (Pre-Incentive Fee Net Investment Income - 2.9167%))
Catch-up	= 2.9167% - 1.75%
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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2018. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2019. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2018, 2017 and 2016, we reimbursed the Investment Adviser approximately $1.3 million, $1.7 million and $0.8 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2019. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2018, PSSL had total assets of $443.4 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate of $45.0 million. PSSL’s portfolio consisted of debt investments in 42 portfolio companies as of September 30, 2018. As of September 30, 2018, at fair value, the largest investment in a single portfolio company in PSSL was $21.2 million and the five largest investments totaled $95.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. During the three months ended March 31, 2018, the terms of our debt investment in PSSL were modified to eliminate the subordination provision and to grant us a security interest in certain assets of PSSL.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $101.1 million and equity interests of $43.3 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $27.5 million was unfunded. As of September 30, 2018, we had commitments to fund equity interests in PSSL of $55.1 million, of which $11.8 million was unfunded.

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

Managerial Assistance to Portfolio Companies

As a BDC, we are required to make available significant managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 2(a)(47) of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such significant managerial assistance. Making available significant managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator may provide assistance to controlled affiliates.

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

Election to be Treated as a RIC

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, and determined without regard to any deduction for dividends paid, out of the assets legally available for distribution, or the Annual Distribution Requirement.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

While we intend to make sufficient distributions each taxable year to avoid incurring any material U.S. federal excise tax on our earnings, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement. Under certain circumstances, however, we may, in our sole discretion, determine that it is in our best interests to retain a portion of our income or capital gains rather than distribute such amount as dividends and accordingly cause us to bear the excise tax burden associated therewith.

We may invest in partnerships which may result in our being subject to additional state, local or foreign income, franchise or other tax liabilities. In addition, some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through the Taxable Subsidiary, which is classified as a corporation for U.S. federal income tax purposes. The Taxable Subsidiary generally will be subject to corporate income taxes on its earnings, which ultimately will reduce our return on such income and fees.

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

If we are unable to maintain our status as a RIC, we also would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable as dividends to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, U.S. non-corporate stockholders generally would be eligible to treat such dividends as “qualified dividend income,” which generally would be subject to reduced rates of U.S. federal income tax, and dividends paid by us to certain U.S. corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be treated as a RIC for federal income tax purposes in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five taxable years.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, our 2023 Notes or any securities we may issue, may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union (the so called “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We could be subject to reduced availability and/or mandatory prepayments under Funding I’s Credit Facility and our 2023 Notes.

In addition to the asset coverage ratio requirements, our Credit Facility contains various covenants applicable to Funding I, which restricts our ability to borrow funds, and the deed of trust governing our 2023 Notes contains various covenants which, if not complied with, could accelerate repayment of the 2023 Notes. For example, the Credit Facility’s income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall. This could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;
•	A requirement to maintain a minimum amount of stockholder’s equity; and
•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity in Funding I or to result in the ability of the trustee and our note holders to accelerate amounts due under the deed of trust governing our 2023 Notes. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility.

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

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock and our 2023 Notes fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the 90% Income Test, the Diversification Tests, and the Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement.

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

Recently passed legislation will allow us to incur additional leverage.

       A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act (the “SBCAA”)) was signed into law and amended the 1940 Act to decrease this percentage from 200% to 150% for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. Since on April 5, 2018 our Board has approved such reduction, if we comply with the applicable disclosure requirements, we will be able to incur additional indebtedness on April 5, 2019, which may increase the risk of investing in us. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage.

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

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, or other financial institutions, up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, the asset coverage ratio requirements permit us to issue senior securities or incur indebtedness subject to certain limitations. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy the asset coverage ratio. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business, financial condition and results of operations.

•

Senior Securities. As a result of issuing senior securities, including our 2023 Notes, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

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

Because we borrow funds to make investments, we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the NAV attributable to our common stock than it would if we did not use debt. Our ability to pay distributions may be restricted when our asset coverage ratio is not met and any cash that we use to service our indebtedness is not available for distribution to our common stockholders.

Our current debt is governed by the terms of the Credit Facility and the deed of trust governing the 2023 Notes, and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

Through April 4, 2019, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least

200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, through such date we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. If this ratio declines below 200% before April 5, 2019, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. The SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of such date, we will be able to incur additional indebtedness as a result of this new law and therefore, your risk of an investment in us may increase.

As of September 30, 2018 and 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 215% and 278%, respectively. Since our leverage was 87% and 56% of our net assets as of September 30, 2018 and 2017, respectively, we would have to receive an annual return of at least 1.93% and 1.13%, respectively, to cover annual interest payments.

As of September 30, 2018, we had outstanding borrowings of $333.7 million under our Credit Facility and $138.6 million outstanding under our 2023 Notes. Our consolidated debt outstanding was $472.3 million and had a weighted average annual interest rate at the time of 4.13%, exclusive of the fees on the undrawn commitment on our Credit Facility. To cover the annual interest on our borrowings of $472.3 million outstanding as of September 30, 2018, at the weighted average annual rate of 4.13%, we would have to receive an annual yield of at least 1.93%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2018 of 43% of total assets (including such borrowed funds), at the current interest rate at the time of 4.13%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(23.7)%	(13.7)%	(3.6)%	6.4%	16.5%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

As a result of any issuance of debt securities and borrowings under our Credit Facility and the 2023 Notes, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings, if any, are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of any publicly issued debt securities. Our credit ratings may not reflect the potential impact of risks related to market conditions or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities. Rating agencies have reviewed, and may continue to review, our credit ratings and those of other business development companies in light of the SBCAA as well as any corresponding changes to asset coverage ratios and, in certain cases, downgrade such ratings. Such a downgrade in our credit ratings may adversely affect our securities.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Credit Facility expires in November 2022. We utilize proceeds from the Credit Facility to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at maturity of the Credit Facility, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

In order to raise additional capital, we may issue debt or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange, or TASE, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.

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

We and our portfolio companies are subject to laws and regulation at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations that govern our operations or those of our portfolio companies could have a material adverse effect on our business, financial condition and results of operations. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain. See “Business—Regulation” for more information.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

1.

Floating Rate Loans: The Floating Rate Loans we invest in are usually rated below investment grade or may also be unrated. Investments in Floating Rate Loans rated below investment grade are considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could reduce our NAV and income distributions. An economic downturn would generally lead to a higher default rate by portfolio companies. A Floating Rate Loan may lose significant market value before a default occurs and we may experience losses due to the inherent illiquidity of the investments. Moreover, any specific collateral used to secure a Floating Rate Loan may decline in value or become illiquid, which would adversely affect the Floating Rate Loan’s fair value. Floating Rate Loans are subject to a number of risks, including liquidity risk and the risk of investing in below investment grade, variable-rate securities.

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

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may be named as defendants in litigation arising from our investments in the portfolio companies; and

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies and compliance with the RIC tax regulations. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Diversification Requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our Consolidated Statements of Operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio, NAV or we incur a net loss for that quarter. In addition, increases in interest rates may increase the amount of incentive fees we pay to the Investment Adviser even though our performance relative to the market has not increased.

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage ratio requirements applicable to us as a BDC, we may be limited in our ability to make distributions. Further, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments, which could materially harm our business. Finally, to the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $13.15 and $14.48 on September 30, 2018 and 2017, respectively. Our NAV per share was $13.82 and $14.10 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NASDAQ Stock Market LLC and the clearing house guidelines of the TASE.

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

RISKS RELATING TO OUR 2023 NOTES

The 2023 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2023 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2023 Notes are subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of September 30, 2018, we had $333.7 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2023 Notes to the extent of the value of such assets.

The 2023 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 Notes are obligations exclusively of PennantPark Floating Rate Capital Ltd. and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the 2023 Notes and the 2023 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2023 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2023 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise.

The 2023 Notes are linked to the U.S. Dollar and therefore holders of the 2023 Notes are subject to currency risk.

Payments of principal and interest under the 2023 Notes will be adjusted for increases or decreases in the representative exchange rate of the U.S. Dollar to the New Israeli Shekel, or NIS, from the time of the public offering of the 2023 Notes. Accordingly, if such exchange rate declines, the rate of interest holders of the 2023 Notes receive in NIS terms effectively will be lower than the stated interest rate of the 2023 Notes and they will be entitled to receive fewer NIS upon repayment of the 2023 Notes than the par value thereof.

If an active trading market does not develop for the 2023 Notes holders of the 2023 Notes may not be able to sell them.

The 2023 Notes are a new issue of debt securities, and they may trade a discount to their initial offering price depending on prevailing interest rates, foreign currency exchange rates, the market for similar securities, our credit ratings, our financial condition or other relevant factors. We cannot assure holders of the 2023 Notes that a liquid trading market will develop for the 2023 Notes, that they will be able to sell their 2023 Notes at a particular time or that the price they receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2023 Notes may be harmed. Accordingly, investors may be required to bear the financial risk of an investment in the 2023 Notes for an indefinite period of time.

The market price of the 2023 Notes may fluctuate.

If an active trading market for the 2023 Notes does develop on the TASE, the 2023 Notes may trade at prices lower than the offering price. The trading price of the 2023 Notes depends on many factors, including:

•	prevailing interest rates;

•	the prevailing exchange rate of the U.S. Dollar to the NIS;

•	the market for similar securities;

•	general political, economic and financial market conditions in Israel and globally;

•	our issuance of debt or preferred equity securities; and

•	our financial condition, results of operations and prospects.

In addition, a downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2023 Notes, if any, or change in the debt markets could cause the liquidity or market value of the 2023 Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2023 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2023 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of 2023 Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that they will not be lowered or withdrawn entirely if in the judgment of the rating agency future circumstances relating to the basis of our credit ratings, such as adverse changes in our company, so warrant. In addition, the interest rate payable under the 2023 Notes will increase in the event of certain ratings declines or if a rating agency ceases to rate the 2023 Notes for more than 21 days until such declines are reversed and/or the 2023 Notes are again rated by a rating agency.

The deed of trust under which the 2023 Notes were issued contains limited protection for holders of the 2023 Notes.

The deed of trust under which the 2023 Notes were issued offers limited protection to holders of the 2023 Notes. The terms of the deed of trust and the 2023 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on each holder’s investment in the 2023 Notes. In particular, subject to the satisfaction of certain financial covenants, the terms of the deed of trust and the 2023 Notes will not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2023 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2023 Notes;

•	sell assets;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2023 Notes may have important consequences for holders of the 2023 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2023 Notes or negatively affecting the trading value of the 2023 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the deed of trust and the 2023 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2023 Notes.

The optional redemption provision may materially adversely affect the return on the 2023 Notes.

The 2023 Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 2023 Notes at times when prevailing interest rates are lower than the interest rate paid on the 2023 Notes. In this circumstance, holders of the 2023 Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2023 Notes being redeemed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2023 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility, or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2023 Notes and substantially decrease the market value of the 2023 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Credit Facility, or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facility, could proceed against the collateral securing the debt. Because our

Credit Facility has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2023 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act (commonly known as “FATCA”) provisions of the Code. This U.S. withholding tax may apply to certain payments of interest on the 2023 Notes as well as, after December 31, 2018, scheduled payments of principal, early redemption, or sale of the 2023 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any notes are held, the holder could be subject to this 30% U.S. withholding tax in respect of any interest paid on the notes as well as any proceeds from the sale or other disposition of the notes. Holders of the 2023 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the notes.

It may be difficult to obtain and enforce civil judgments against us and our directors, officers and experts.

We are a Maryland corporation and our principal executive offices are located in New York City. All of our assets are located outside of Israel. As a result, even though the deed of trust for the 2023 Notes is governed by Israeli law and any disputes thereunder are stipulated to be adjudicated in Israeli courts, holders of the 2023 Notes may have difficulty enforcing in Israel judgments they may obtain in an Israeli court against us.

U.S. courts may refuse to hear a securities law claim of a non-U.S. investor who purchased our securities on the TASE. In addition, since our directors, officers and experts are located outside of Israel, it may be difficult serving legal process upon any of these persons. It also may be difficult enforcing judgments holders of the 2023 Notes may obtain in Israeli courts against us or those persons in any action, including actions based upon the civil liability provisions of U.S. securities laws.

It may also be difficult to assert U.S. securities laws claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum to bring such a claim. In particular, the Israeli Securities Law expressly authorizes Israeli courts to stay a securities lawsuit against a dual-listed company while a lawsuit on similar grounds is being adjudicated in a non-Israeli court.

Subject to specified time limitations and legal procedures, under the rules of private international law currently prevailing in Israel, Israeli courts may enforce a U.S. judgment in a civil matter, including a judgment based upon the civil liability provisions of the U.S. securities laws, as well as a monetary or compensatory judgment in a non-civil matter, provided that the following key conditions are met:

•	subject to limited exceptions, the judgment is final and non-appealable;

•	the judgment was given by a court competent under the laws of the state of the court and is otherwise enforceable in such state;

•	the judgment was rendered by a court competent under the rules of private international law applicable in Israel;

•	the laws of the state in which the judgment was given provide for the enforcement of judgments of Israeli courts;

•	adequate service of process has been effected and the defendant has had a reasonable opportunity to present his arguments and evidence;

•	the judgment and its enforcement are not contrary to the law, public policy, security or sovereignty of the State of Israel;

•	the judgment was not obtained by fraud and does not conflict with any other valid judgment in the same matter between the same parties; and

•	an action between the same parties in the same matter was not pending in any Israeli court at the time the lawsuit was instituted in the U.S. court.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2018, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market and the TASE under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions declared per share on the NASDAQ Global Select Market since October 1, 2016.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices		of High Sale	of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2018
Fourth quarter	$13.82	$13.83	$13.15	0%	(5)%	$0.285
Third quarter	13.82	14.10	13.08	2	(5)	0.285
Second quarter	13.98	13.85	12.19	(1)	(13)	0.285
First quarter	13.86	14.61	13.72	5	(1)	0.285
Year Ended September 30, 2017
Fourth quarter	14.10	14.48	13.96	3	(1)	0.285
Third quarter	14.05	14.25	13.61	1	(3)	0.285
Second quarter	14.05	14.17	13.42	1	(4)	0.285
First quarter	14.11	14.17	12.44	—	(12)	0.285

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $13.15 and $14.48 on September 30, 2018 and 2017, respectively. Our NAV per share was $13.82 and $14.10 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 14, 2018, we had 42 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2018.

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

Record Dates	Payment Dates	Distributions Declared
Year Ended September 30, 2018
September 17, 2018, September 18, 2018	October 2, 2018	$0.095
August 21, 2018, August 22, 2018	September 4, 2018	0.095
July 18, 2018, July 19, 2018	August 1, 2018	0.095
June 18, 2018	July 2, 2018	0.095
May 18, 2018	June 1, 2018	0.095
April 17, 2018	May 1, 2018	0.095
March 19, 2018	April 2, 2018	0.095
February 16, 2018	March 1, 2018	0.095
January 18, 2018	February 1, 2018	0.095
December 26, 2017	January 2, 2018	0.095
November 17, 2017	December 1, 2017	0.095
October 19, 2017	November 1, 2017	0.095
Total		$1.140
Year Ended September 30, 2017
September 20, 2017	October 2, 2017	$0.095
August 18, 2017	September 1, 2017	0.095
July 20, 2017	August 1, 2017	0.095
June 21, 2017	July 3, 2017	0.095
May 19, 2017	June 1, 2017	0.095
April 19, 2017	May 1, 2017	0.095
March 22, 2017	April 3, 2017	0.095
February 17, 2017	March 1, 2017	0.095
January 20, 2017	February 1, 2017	0.095
December 22, 2016	January 3, 2017	0.095
November 18, 2016	December 1, 2016	0.095
October 20, 2016	November 1, 2016	0.095
Total		$1.140

In January 2019, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2018 and 2017 from ordinary income (including short-term gains), if any, totaled $42.8 million and $34.8 million, or $1.14 and $1.15 per share, respectively, based on the weighted average shares outstanding for the respective periods. Additionally, for the year ended September 30, 2018, we had long-term capital gain distributions of $0.8 million, or $0.02 per share, based on the weighted average shares outstanding.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2013, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

We have derived the data below from our audited and unaudited financial data. The Consolidated Statements of Operations data, per share data and Consolidated Statements of Assets and Liabilities data presented are derived from our audited Consolidated Financial Statements. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended September 30,
	2018	2017	2016	2015	2014
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$72,205	$59,497	$46,301	$30,355	$30,357
Total expenses	41,241	26,052	18,965	12,695	13,721
Net investment income	30,964	33,445	27,336	17,660	16,636
Net realized and unrealized gain (loss)	2,526	2,880	6,153	(5,156)	3,878
Net increase in net assets resulting from operations	33,490	36,325	33,489	12,504	20,514
Per share data:
Net asset value	13.82	14.10	14.06	13.95	14.40
Net investment income (1)	0.81	1.10	1.02	1.08	1.12
Net realized and unrealized gain (loss) (1)	0.06	0.10	0.23	(0.31)	0.26
Net increase in net assets resulting from operations (1)	0.87	1.20	1.25	0.77	1.38
Distributions declared (1), (2)	1.14	1.15	1.14	1.16	1.08
Consolidated Statements of Assets and Liabilities data:
Total assets	1,076,443	747,345	631,420	416,120	372,874
Total investment portfolio	1,000,613	710,499	598,888	391,312	348,428
Debt payable (3)	467,632	256,858	232,389	29,600	146,949
Total net asset value	535,842	457,906	375,907	372,890	214,528
Other data:
Total return (4)	(1.29)%	18.71%	21.77%	(6.01)%	8.05%
Number of portfolio companies (5)	88	82	98	76	72
Yield on debt portfolio (5)	8.8%	8.0%	7.8%	7.9%	8.2%

(1)	Based on the weighted average shares outstanding for the respective periods.
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

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of investments that we expect to make;
•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	our expected financings and investments and ability to fund capital commitments to PSSL;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;
•	the impact of price and volume fluctuations in the stock market;
•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the impact of future legislation and regulation on our business and our portfolio companies; and
•	the impact of Brexit and other world economic and political issues.

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a floating or fixed rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2018, our portfolio totaled $1,000.6 million and consisted of $913.3 million of first lien secured debt (of which $101.1 million was invested in PSSL), $21.2 million of second lien secured debt and $66.1 million of preferred and common equity (of which $44.8 million was invested in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of September 30, 2018, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $0.9 million. Our overall portfolio consisted of 88 companies with an average investment size of $11.4 million, had a weighted average yield on debt investments of 8.8%, and was invested 91% in first lien secured debt (of which 10% was invested in PSSL), 2% in second lien secured debt and 7% in preferred and common equity (of which 4% was invested in PSSL). As of September 30, 2018, all of the investments held by PSSL were first lien secured debt.

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

For the year ended September 30, 2018, we invested $682.7 million of investments in 32 new and 66 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the year ended September 30, 2018 totaled $391.4 million.

For the year ended September 30, 2017, we invested $508.9 million of investments in 29 new and 49 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the year ended September 30, 2017 totaled $406.5 million.

For the year ended September 30, 2016, we invested $364.4 million of investments in 37 new and 25 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the year ended September 30, 2016 totaled $164.2 million.

PennantPark Senior Secured Loan Fund I LLC

As of September 30, 2018, PSSL’s portfolio totaled $425.4 million, consisted of 42 companies with an average investment size of $10.1 million and had a weighted average yield on debt investments of 7.8%. As of September 30, 2017, PSSL’s portfolio totaled $100.0 million, consisted of 18 companies with an average investment size of $5.6 million and had a weighted average yield on debt investments of 7.2%.

For the year ended September 30, 2018, PSSL invested $371.3 million (of which $108.0 million was purchased from the Company) in 28 new and 14 existing portfolio companies with a weighted average yield on debt investments of 7.5%. PSSL’s sales and repayments of investments for the year ended September 30, 2018 totaled $45.8 million. For the period May 4, 2017 (inception) through September 30, 2017, PSSL invested $111.5 million (of which $85.1 million was purchased from the Company) in 19 new and four existing portfolio companies with a weighted average yield on debt investments of 6.5%. PSSL’s sales and repayments of investments for the period May 4, 2017 (inception) through September 30, 2017 totaled $12.1 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $10.9 million, $0.1 million and $0.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2018, 2017 and 2016, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the years ended September 30, 2018, 2017 and 2016, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $7.8 million, $(3.6) million and $0.5 million, respectively. As of September 30, 2018 and 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $4.7 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Payment-in-Kind, or PIK, Interest

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the Excise tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

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

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are taxed as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2018, 2017 and 2016.

Investment Income

Investment income for the year ended September 30, 2018 was $72.2 million and was attributable to $65.5 million from first lien secured debt, $6.7 million from second lien secured debt, subordinated debt and preferred equity. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Investment income for the year ended September 30, 2017 was $59.5 million (including $4.6 million from a litigation settlement related to a former portfolio company of MCG, which is not expected to be recurring) and was attributable to $50.0 million from first lien secured debt, $4.9 million from second lien secured debt and subordinated debt. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Investment income for the year ended September 30, 2016 was $46.3 million (including $3.3 million from a litigation settlement related to a former portfolio company of MCG, which is not expected to be recurring) and was attributable to $33.1 million from first lien secured debt, $9.9 million from second lien secured debt and subordinated debt.

Expenses

Expenses for the year ended September 30, 2018 totaled $41.2 million. Base management fee for the same period totaled $8.4 million, incentive fee totaled $2.4 million (including $(0.1) million on realized gains and $(1.0) million on net unrealized gains accrued but not payable), debt related interest and expenses totaled $25.2 million (including $10.9 million in Credit Facility amendment and debt issuance costs on the 2023 Notes), general and administrative expenses totaled $4.4 million and provision for taxes totaled $0.8 million. The increase in expenses compared to the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current year.

Expenses for the year ended September 30, 2017 totaled $26.1 million. Base management fee for the same period totaled $6.9 million, incentive fee totaled $6.2 million (including $0.1 million on realized gains and $1.2 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $8.5 million (including $0.1 million of Credit Facility amendment expenses), general and administrative expenses totaled $4.2 million and provision for taxes totaled $0.3 million. The increase in expenses over the prior year was primarily due to increases in base management and incentive fees as a result from the growth of our portfolio.

Expenses for the year ended September 30, 2016 totaled $19.0 million. Base management fee for the same period totaled $5.0 million, incentive fee totaled $4.8 million (including $1.1 million on net unrealized gains accrued but not payable), Credit Facility expenses totaled $5.8 million (including $0.9 million of Credit Facility amendment expenses) and general and administrative expenses totaled $3.4 million.

Net Investment Income

Net investment income totaled $31.0 million or $0.81 per share, $33.4 million or $1.10 per share and $27.3 million or $1.02 per share, for the years ended September 30, 2018, 2017 and 2016, respectively. The decrease in net investment income compared to the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the current year.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2018, 2017 and 2016 totaled $391.4 million, $406.5 million and $164.2 million, respectively. Net realized (losses) gains totaled $(2.3) million, $5.4 million and $(1.4) million for the same periods, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the years ended September 30, 2018, 2017 and 2016, we reported net change in unrealized (depreciation) appreciation on investments of $(2.9) million, $1.1 million and $7.0 million, respectively. As of September 30, 2018 and 2017, our net unrealized (depreciation) appreciation on investments totaled $(0.9) million and $2.0 million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2018 compared to the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the year ended September 30, 2018, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $7.8 million. For the years ended September 30, 2017 and 2016, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(3.6) million and $0.5 million. As of September 30, 2018 and 2017, our net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $4.7 million and $(3.1) million, respectively. The net change in unrealized depreciation for the year ended September 30, 2018 compared to the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $33.5 million or $0.87 per share, $36.3 million or $1.20 per share and $33.5 million or $1.25 per share, for the years ended September 30, 2018, 2017 and 2016, respectively. The decrease in net assets from operations for year ended September 30, 2018 compared to the prior year was primarily due to the expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes, partially offset by an increase in investment income due to the growth of our portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2018 and 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 215% and 278%, respectively.

Funding I’s multi-currency Credit Facility with the Lenders was $405 million as of September 30, 2018, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of November 2022 and a revolving period that ends in November 2020. As of September 30, 2018 and 2017, Funding I had $333.7 million and $253.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.13% and 3.18%, exclusive of the fee on undrawn commitments, as of September 30, 2018 and 2017, respectively. See “Recent Developments” for more information.

The annualized weighted average cost of debt for the years ended September 30, 2018, 2017 and 2016, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 7.12%, 3.14% and 4.16%, respectively (excluding amendment and debt issuance costs, amounts are 4.05%, 3.10% and 3.51%). As of September 30, 2018 and 2017, we had $71.3 million and $121.2 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2018, we were in compliance with the covenants relating to our Credit Facility.

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

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of our existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilAA- by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the years ended September 30, 2018, 2017 and 2016, we issued 6.3 million, 5.8 million and zero shares, respectively. As a result, we raised approximately $88.0 million, $80.5 million and zero in net proceeds from our issuances of our equity capital, respectively.

As of September 30, 2018 and 2017, we had cash equivalents of $72.2 million and $18.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $208.3 million for the year ended September 30, 2018, and our financing activities provided cash of $263.6 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from a follow-on equity offering and the issuance of the 2023 Notes.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2018, PSSL had total assets of $443.4 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $45.0 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. During the three months ended March 31, 2018, the terms of our debt investment in PSSL were modified to eliminate the subordination provision and to grant us a security interest in certain assets of PSSL.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $101.1 million and equity interests of $43.3 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $27.5 million was unfunded. As of September 30, 2018, we had commitments to fund equity interests in PSSL of $55.1 million, of which $11.8 million was unfunded.

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

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of September 30, 2018 allowed PSSL Subsidiary to borrow up to $420 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	September 30, 2018	September 30, 2017
Total investments	$425,420,881	$99,994,314
Weighted average cost yield on income producing investments	7.8%	7.2%
Number of portfolio companies in PSSL	42	18
Largest portfolio company investment	$21,152,781	$8,080,000
Total of five largest portfolio company investments	$95,941,790	$34,935,330

Below is a listing of PSSL’s individual investments as of September 30, 2018:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
September 30, 2018

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—830.9%
First Lien Secured Debt—830.9%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.99%	1M L+475		5,424,261	$5,370,876	$5,464,943
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.34%	3M L+525		4,949,622	4,910,720	4,875,378
Anvil International, LLC	08/01/2024	Construction and Building	6.70%	2M L+450		5,944,975	5,900,529	5,985,876
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.25%	1M L+600		19,950,000	19,710,688	19,750,500
Beauty Industry Group Opco, LLC	04/06/2023	Consumer Goods: Non-Durable	7.00%	1M L+475		21,259,078	21,057,494	21,152,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.57%	3M L+725		10,761,235	10,538,732	10,761,235
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.83%	3M L+650		11,854,375	11,745,013	11,875,641
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.99%	1M L+575		7,424,433	7,381,442	7,424,433
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.85%	1M L+575		10,387,126	10,284,272	10,283,255
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.39%	3M L+500		4,348,465	4,348,465	4,218,011
DBI Holdings, LLC	08/02/2021	Business Services	7.51%	1M L+525		12,437,500	12,334,446	12,437,500
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.74%	3M L+550		19,949,749	19,949,749	19,949,749
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.25%	1M L+500		9,925,000	9,832,647	9,813,344
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.14%	3M L+575		12,437,500	12,243,681	12,313,125
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.86%	1M L+475		4,750,000	4,712,239	4,750,000
ENC Holding Corporation	05/30/2025	Transportation: Cargo	6.64%	3M L+425		10,345,500	10,320,383	10,319,636
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	7.23%	2M L+525	A	$10,000,000	7,348,975	7,018,455
GCOM Software LLC	11/14/2022	High Tech Industries	9.67%	3M L+750		14,666,667	14,597,068	14,666,667
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	8.39%	3M L+600		14,871,563	14,724,626	14,670,097
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.87%	3M L+450		15,461,250	15,313,430	15,383,940
Impact Group, LLC	06/27/2023	Wholesale	8.64%	1M L+625		9,975,000	9,860,343	9,925,125
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.64%	1M L+475	A	$15,000,000	10,941,545	10,810,400
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.12%	1M L+500		18,000,000	17,831,930	17,820,000
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.12%	1M L+600		7,265,625	7,319,871	7,002,246
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.15%	1M L+600		6,947,500	6,853,205	6,894,684
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.08%	P+275	C	$5,820,254	4,486,587	4,502,752
Maytex Mills, Inc.	12/27/2023	Consumer Goods: Durable	6.71%	1M L+450		8,761,452	8,721,691	8,783,355
McAfee, LLC	09/30/2024	High Tech Industries	6.74%	1M L+450		7,425,000	7,359,161	7,482,024
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.20%	2M L+500		4,005,973	3,986,058	3,996,350
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.40%	3M L+600		17,355,538	17,229,100	17,268,760
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.37%	1M L+425		15,000,000	14,856,552	14,925,000
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.66%	1M L+450		13,965,000	13,825,350	13,965,000
Output Services Group, Inc.	03/27/2024	Business Services	6.49%	1M L+425		7,983,419	8,015,803	8,023,336
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,054,683
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.49%	1M L+425		15,379,790	15,382,892	15,379,790
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.58%	3M L+525		10,516,049	10,459,746	10,410,888
UBEO, LLC	04/03/2024	Capital Equipment	6.60%	1M L+450		12,468,750	12,352,721	12,468,750
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.24%	1M L+500		8,500,000	8,352,305	8,351,250
US Dominion, Inc.	07/15/2024	Capital Equipment	9.14%	3M L+675		3,990,000	3,921,923	3,990,000
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.25%	1M L+600		4,625,000	4,678,730	4,636,563
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.25%	1M L+900		4,950,000	4,866,299	4,950,000
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	7.84%	3M L+550		6,749,730	6,721,428	6,665,359
Total First Lien Secured Debt							425,336,210	425,420,881
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							425,336,210	425,420,881
Cash and Cash Equivalents—26.4%
BlackRock Federal FD Institutional 30							12,510,098	12,510,098
US Bank Cash							1,010,029	1,010,662
Total Cash and Cash Equivalents							13,520,127	13,520,760
Total Investments and Cash Equivalents—857.3%							$438,856,337	$438,941,641
Liabilities in Excess of Other Assets—(757.3)%								(387,744,237)
Members' Equity—100.0%								$51,197,404

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or Canadian Dollars (C$) as denoted.

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

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or EURIBOR or “E”. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Euros (€) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	September 30, 2018	September 30, 2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$425,336,210 and $99,544,903, respectively)	$425,420,881	$99,994,314
Cash and cash equivalents (cost—$13,520,127 and $2,371,169, respectively)	13,520,760	2,371,263
Interest receivable	1,670,053	332,980
Prepaid expenses and other assets	2,784,477	1,131,029
Total assets	443,396,171	103,829,586
Liabilities
Payable for investments purchased	—	27,095,850
PSSL Credit Facility payable	275,285,900	26,783,885
Notes payable to members	115,500,000	34,400,000
Interest payable on PSSL Credit Facility	1,065,306	97,531
Interest payable on notes to members	99,966	12,107
Accrued other expenses	247,595	97,192
Total liabilities	392,198,767	88,486,565
Commitments and contingencies (1)	—	—
Members' equity	51,197,404	15,343,021
Total liabilities and members' equity	$443,396,171	$103,829,586

(1)	PSSL had no unfunded commitments as of September 30, 2018 and 2017.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
	Year Ended September 30, 2018	For the period May 4, 2017 (inception) through September 30, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$17,744,486	$1,365,433
Other income	280,080	—
Total investment income	18,024,566	1,365,433
Expenses:
Interest and expenses on PSSL Credit Facility	7,654,035	442,554
Interest expense on notes to members	6,060,468	585,840
Administrative services expenses	650,000	67,528
Other general and administrative expenses (1)	692,736	148,936
Total expenses	15,057,239	1,244,858
Net investment income	2,967,327	120,575
Realized and unrealized gain on investments and credit facility foreign currency translations:
Net realized gain on investments	111,215	100,920
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(364,201)	449,505
Credit facility foreign currency translations	882,899	(70,836)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	518,698	378,669
Net realized and unrealized gain from investments and credit facility foreign currency translations	629,913	479,589
Net increase in members' equity resulting from operations	$3,597,240	$600,164

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of September 30, 2018, including borrowings under our Credit Facility, the 2023 Notes and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$332.1	$—	$—	$332.1	$—
2023 Notes	135.5	—	20.3	40.7	74.5
Total debt outstanding (1)	$467.6	$—	$20.3	$372.8	$74.5
Unfunded commitments to PSSL	39.4	—	—	—	39.4
Unfunded investments (2)	79.4	0.1	7.2	49.0	23.1
Total contractual obligations	$586.4	$0.1	$27.5	$421.8	$137.0

(1)

The annualized weighted average cost of debt as of September 30, 2018, excluding amendment costs and debt issuance costs, was 4.25% exclusive of the fee on the undrawn commitment on the Credit Facility.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 12 of our Consolidated Financial Statements.

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

Recent Developments

Subsequent to September 30, 2018, we entered into an amendment and restatement of our Credit Facility to, among other things, (i) increase the size of the Credit Facility from $405 million to $520 million, (ii) extend the reinvestment period to October 30, 2021, (iii) extend the maturity date to October 30, 2023 and (iv) reduce the asset coverage covenant from 200% to 150%. The interest rate of LIBOR plus 200 basis points remains unchanged.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

During the years ended September 30, 2018, 2017 and 2016, we declared distributions of $1.14, $1.14 and $1.14 per share, respectively, for total distributions of $43.6 million, $34.8 million and $30.5 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(6,033)	$(0.16)
Up 1%	$6,033	$0.16
Up 2%	$12,066	$0.31
Up 3%	$18,253	$0.47
Up 4%	$24,465	$0.63

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

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2018. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2018, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2018. This report appears on page 50.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2018, and the related notes to the consolidated financial statements of the Company (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), PennantPark Floating Rate Capital Ltd. and its Subsidiaries’  internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 14, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since year 2013.

New York, New York

November 14, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiaries' (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 14, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New York, New York

November 14, 2018

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018	September 30, 2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$856,893,017 and $665,514,821, respectively)	$854,753,064	$666,973,639
Controlled, affiliated investments (cost—$144,375,000 and $43,000,000, respectively)	145,860,229	43,525,143
Total of investments (cost—$1,001,268,017 and $708,514,821, respectively)	1,000,613,293	710,498,782
Cash and cash equivalents (cost—$72,231,801 and $18,847,673, respectively)	72,224,183	18,910,756
Interest receivable	2,813,808	2,520,506
Receivable for investments sold	—	14,185,850
Prepaid expenses and other assets	792,069	1,229,505
Total assets	1,076,443,353	747,345,399
Liabilities
Distributions payable	3,683,347	3,085,607
Payable for investments purchased	59,587,222	21,730,512
Credit Facility payable (cost—$333,727,520 and $253,783,301, respectively) (See Notes 5 and 11)	332,128,815	256,858,457
2023 Notes payable (cost—$138,579,858 and zero, respectively) (See Notes 5 and 11)	135,503,385	—
Interest payable on debt	2,638,504	693,787
Base management fee payable (See Note 3)	2,419,629	1,784,806
Performance-based incentive fee payable (See Note 3)	3,298,404	5,061,217
Accrued other expenses	1,342,479	224,739
Total liabilities	540,601,785	289,439,125
Commitments and contingencies (See Note 12)
Net assets
Common stock, 38,772,074 and 32,480,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	38,772	32,480
Paid-in capital in excess of par value	539,462,336	451,448,872
(Distributions in excess of ) undistributed net investment income	(5,153,449)	3,163,645
Accumulated net realized (loss) gain on investments	(2,331,230)	4,289,389
Net unrealized (depreciation) appreciation on investments	(850,039)	2,047,044
Net unrealized depreciation (appreciation) on debt	4,675,178	(3,075,156)
Total net assets	$535,841,568	$457,906,274
Total liabilities and net assets	$1,076,443,353	$747,345,399
Net asset value per share	$13.82	$14.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2018	2017	2016
Investment income:
From non-controlled, non-affiliated investments:
Interest	$62,469,275	$52,772,368	$40,561,694
Other income	2,244,895	1,660,371	2,334,330
Settlement proceeds	—	4,551,485	3,299,764
From controlled, affiliated investments:
Interest	5,302,909	512,610	105,502
Dividend	2,187,500	—	—
Total investment income	72,204,579	59,496,834	46,301,290
Expenses:
Base management fee (See Note 3)	8,351,653	6,902,645	5,015,077
Performance-based incentive fee (See Note 3)	2,399,249	6,217,210	4,791,574
Interest and expenses on debt (See Note 11)	14,359,908	8,338,880	4,923,219
Administrative services expenses (See Note 3)	2,000,000	2,245,000	1,148,281
Other general and administrative expenses	2,460,582	1,935,000	2,179,257
Expenses before amendment costs, debt issuance costs and provision for taxes	29,571,392	25,638,735	18,057,408
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 11)	10,869,098	112,736	907,722
Provision for taxes	800,000	300,000	—
Total expenses	41,240,490	26,051,471	18,965,130
Net investment income	30,964,089	33,445,363	27,336,160
Realized and unrealized gain on investments and debt:
Net realized (loss) gain on investments	(2,327,118)	5,410,903	(1,376,788)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(3,857,170)	537,029	7,011,289
Controlled, affiliated investments	960,087	525,143	—
Debt depreciation (appreciation) (See Note 5 and 11)	7,750,334	(3,593,158)	518,002
Net change in unrealized appreciation (depreciation) on investments and debt	4,853,251	(2,530,986)	7,529,291
Net realized and unrealized gain from investments and debt	2,526,133	2,879,917	6,152,503
Net increase in net assets resulting from operations	$33,490,222	$36,325,280	$33,488,663
Net increase in net assets resulting from operations per common share (See Note 7)	$0.87	$1.20	$1.25
Net investment income per common share	$0.81	$1.10	$1.02

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2018	2017	2016
Net increase in net assets from operations:
Net investment income	$30,964,089	$33,445,363	$27,336,160
Net realized (loss) gain on investments	(2,327,118)	5,410,903	(1,376,788)
Net change in unrealized (depreciation) appreciation on investments	(2,897,083)	1,062,172	7,011,289
Net change in unrealized depreciation (appreciation) on debt	7,750,334	(3,593,158)	518,002
Net increase in net assets resulting from operations	33,490,222	36,325,280	33,488,663
Distributions to stockholders:
Distribution of net investment income	(39,387,692)	(34,842,284)	(30,076,422)
Distribution of realized gains	(4,186,992)	—	(395,862)
Total distributions to stockholders	(43,574,684)	(34,842,284)	(30,472,284)
Capital transactions
Public offering (See Note 1)	89,031,800	80,986,450	—
Offering costs	(1,012,044)	(470,000)	—
Net increase in net assets resulting from capital transactions	88,019,756	80,516,450	—
Net increase in net assets	77,935,294	81,999,446	3,016,379
Net assets:
Beginning of year	457,906,274	375,906,828	372,890,449
End of year	$535,841,568	$457,906,274	$375,906,828
(Distributions in excess of) Undistributed net investment income, end of year	$(5,153,449)	$3,163,645	$4,559,646
Capital share activity:
Shares issued from public offering	6,292,000	5,750,000	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,490,222	$36,325,280	$33,488,663
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	2,897,083	(1,062,172)	(7,011,289)
Net change in unrealized (depreciation) appreciation on debt	(7,750,334)	3,593,158	(518,002)
Net realized loss (gain) on investments	2,327,118	(5,410,903)	1,376,788
Net accretion of discount and amortization of premium	(1,401,358)	(1,741,190)	(1,679,006)
Purchases of investments	(682,735,730)	(508,906,932)	(364,442,810)
Payment-in-kind interest	(669,290)	(590,703)	(108,066)
Proceeds from dispositions of investments	391,442,572	406,484,118	164,178,802
Increase in interest receivable	(293,302)	(40,100)	(521,002)
Decrease (increase) in receivable for investments sold	14,185,850	(14,185,850)	—
Decrease (increase) in prepaid expenses and other assets	437,436	(88,314)	279,338
Increase in payable for investments purchased	37,856,710	6,794,542	5,568,470
Increase in interest payable on debt	1,944,717	161,861	307,293
Increase in base management fee payable	634,823	326,181	502,510
(Decrease) increase in performance-based incentive fee payable	(1,762,813)	1,606,303	3,451,978
Increase (decrease) in accrued other expenses	1,117,740	21,762	(336,370)
Net cash used in operating activities	(208,278,556)	(76,712,959)	(165,462,703)
Cash flows from financing activities:
Public offering	89,031,800	80,986,450	—
Offering costs	(1,012,044)	(470,000)	—
Distributions paid to stockholders	(42,976,944)	(34,296,034)	(30,472,284)
Proceeds from 2023 Notes issuance (See Notes 5 and 11)	138,579,858	—	—
Borrowings under Credit Facility (See Notes 5 and 11)	246,485,010	309,680,000	260,707,500
Repayments under Credit Facility (See Notes 5 and 11)	(166,540,790)	(288,804,200)	(57,400,000)
Net cash provided by financing activities	263,566,890	67,096,216	172,835,216
Net increase (decrease) in cash equivalents	55,288,334	(9,616,743)	7,372,513
Effect of exchange rate changes on cash	(1,974,907)	(383,474)	109,946
Cash and cash equivalents, beginning of year	18,910,756	28,910,973	21,428,514
Cash and cash equivalents, end of year	$72,224,183	$18,910,756	$28,910,973
Supplemental disclosure of cash flow information:
Interest paid	$23,284,289	$8,289,755	$4,615,926
Taxes paid	$395,555	$256,719	$308,795
Non-cash exchanges and conversions	$53,200,000	$35,659,395	$4,843,385

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—159.5% (3), (4)
First Lien Secured Debt—151.6%
Alera Group Intermediate Holdings, Inc.	08/01/2025	Banking, Finance, Insurance and Real Estate	6.74%	1M L+450		9,975,000	$9,950,063	$10,099,688
Allied America, Inc.	08/08/2022	Business Services	9.39%	3M L+700		1,685,452	1,685,452	1,688,823
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.34%	3M L+525		5,857,878	5,800,066	5,770,010
American Scaffold	03/31/2022	Aerospace and Defense	8.89%	3M L+650		4,500,000	4,455,413	4,455,000
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.84%	3M L+650		10,107,368	9,986,139	9,715,708
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.25%	1M L+600		4,987,500	4,927,669	4,937,625
API Technologies Corp. (Revolver) (7), (8)	04/22/2024	Aerospace and Defense	—	—		1,968,504	—	(9,843)
Beauty Industry Group Opco, LLC	04/06/2023	Consumer Goods: Non-Durable	7.00%	1M L+475		33,047,995	32,717,900	32,882,753
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.89%	3M L+550		11,850,000	11,752,654	11,731,500
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.57%	3M L+725		15,454,395	15,157,019	15,454,395
By Light Professional IT Services, LLC (Revolver) (7), (8)	05/16/2022	High Tech Industries	—	—		2,311,784	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.82%	3M L+650		10,917,500	10,824,456	10,937,086
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	6.99%	1M L+475		2,418,750	2,406,335	2,322,000
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.99%	1M L+575		3,874,317	3,881,627	3,874,317
CD&R TZ Purchaser, Inc. (7)	07/21/2023	Consumer Goods: Durable	8.39%	3M L+600		16,161,170	15,861,453	15,837,947
CHA Holdings, Inc. (7)	04/10/2025	Environmental Industries	6.89%	3M L+450		6,145,313	6,115,613	6,176,039
CHA Holdings, Inc. (7), (8)	04/10/2025	Environmental Industries	—	—		1,339,286	—	6,696
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	7.89%	1M L+575		426,868	426,868	422,599
Challenger Performance Optimization, Inc. (Revolver) (7), (8)	08/31/2023	Business Services	—	—		284,579	—	(2,846)
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	8.35%	1M L+625		4,539,286	4,535,666	3,994,572
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.39%	3M L+500		17,727,205	17,691,760	17,195,389
Credit Infonet, Inc.	03/13/2023	High Tech Industries	8.52%	6M L+600		26,713,426	26,527,311	26,713,426
Credit Infonet, Inc. (Revolver) (7), (8)	03/13/2023	High Tech Industries	—	—		1,000,000	—	—
DBI Holding, LLC	08/02/2021	Business Services	7.51%	1M L+525		17,395,068	17,297,351	17,395,068
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.74%	3M L+550		7,344,001	7,214,912	7,344,001
Deva Holdings, Inc. (Revolver) (7), (8)	10/31/2022	Consumer Goods: Non-Durable	—	—		2,115,000	—	—
Digital Room Holdings, Inc. (7)	12/29/2023	Media: Advertising, Printing and Publishing	7.25%	1M L+500		16,376,250	16,227,058	16,192,017
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.14%	3M L+575		14,486,029	14,260,279	14,341,169
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	—	—		2,941,176	—	(29,412)
(Revolver) (7), (8)
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.92%	2M L+475		10,085,149	10,062,733	10,085,149
Driven Performance Brands, Inc. (Revolver) (7), (8)	09/30/2022	Consumer Goods: Durable	—	—		1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.39%	3M L+800		19,923,750	19,762,133	20,172,797
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.24%	1M L+700		20,742,489	20,646,931	20,742,489
Education Networks of America, Inc. (Revolver) (7)	05/06/2021	Telecommunications	9.19%	1M L+700		1,304,348	1,304,348	1,304,348
Education Networks of America, Inc. (Revolver) (7), (8)	05/06/2021	Telecommunications	—	—		869,565	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	9.14%	3M L+675		9,331,620	9,268,771	9,284,961
ENC Holding Corporation (7), (8)	05/30/2025	Transportation: Cargo	—	—		628,571	—	(1,571)
GCOM Software LLC (Revolver) (7), (8)	11/14/2022	High Tech Industries	—	—		2,666,667	—	—
GSM Holdings, Inc. (7)	06/03/2024	Consumer Goods: Durable	6.86%	3M L+450		5,097,491	5,072,239	5,072,003
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	6.87%	3M L+450		1,187,750	1,187,750	1,181,811
GSM Holdings, Inc. (Revolver) (7), (8)	06/03/2024	Consumer Goods: Durable	—	—		3,563,250	—	(17,817)
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	10.39%	3M L+800		10,952,132	10,770,250	10,842,611
iEnergizer Limited and Aptara, Inc. (5), (9)	05/01/2019	Business Services	8.25%	1M L+600		5,445,988	5,434,106	5,432,373
Impact Group, LLC (7)	06/27/2023	Wholesale	8.64%	1M L+625		12,482,923	12,364,105	12,420,509
Impact Group, LLC (7), (8)	06/27/2023	Wholesale	—	—		12,491,009	—	(62,455)
Innova Medical Ophthalmics Inc. (5), (9)	04/13/2022	Capital Equipment	9.14%	3M L+675		3,339,631	3,303,281	3,322,933
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9)	04/13/2022	Capital Equipment	10.75%	P+550		176,991	176,991	176,106
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (8), (9)	04/13/2022	Capital Equipment	—	—		353,982	—	(1,770)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	7.15%	3M L+475		36,000,000	35,640,000	35,640,000
Integrative Nutrition, LLC (Revolver) (7), (8)	09/29/2023	Consumer Services	—	—		5,000,000	—	—
Intralinks, Inc.	11/14/2024	Business Services	6.25%	1M L+400		14,451,316	14,384,410	14,478,484
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.74%	1M L+650		4,230,023	4,216,353	3,933,921
K2 Pure Solutions NoCal, L.P. (7)	02/19/2021	Chemicals, Plastics and Rubber	11.24%	1M L+900		3,925,501	3,865,568	3,925,501
KHC Holdings, Inc.	10/31/2022	Wholesale	8.39%	3M L+600		12,109,261	11,972,865	12,109,261
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.49%	1M L+425		262,097	262,097	262,097
KHC Holdings, Inc. (Revolver) (7), (8)	10/30/2020	Wholesale	—	—		947,581	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.89%	3M L+950		10,098,000	9,966,385	9,694,080
Leap Legal Software Pty Ltd (5), (9), (10)	09/12/2022	High Tech Industries	7.73%	3M L+575	A	$9,925,000	7,688,759	7,181,254
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	10.33%	3M L+800		4,596,389	4,528,529	2,987,653
			(PIK 6.00%)
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	9.14%	3M L+675		9,251,830	9,147,743	9,205,570
Lombart Brothers, Inc. (Revolver) (7)	04/13/2022	Capital Equipment	10.75%	P+550		619,469	619,469	616,372
Lombart Brothers, Inc. (Revolver) (7), (8)	04/13/2022	Capital Equipment	—	—		619,469	—	(3,098)
Long Island Vision Management, LLC	09/11/2023	Healthcare and Pharmaceuticals	7.14%	3M L+475		6,052,632	5,992,433	5,976,091
Long Island Vision Management, LLC (7), (8)	09/11/2023	Healthcare and Pharmaceuticals	—	—		3,947,368	—	(49,918)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.12%	1M L+500		10,000,000	9,914,849	9,900,000
Long’s Drugs Incorporated (Revolver) (7), (8)	08/19/2022	Healthcare and Pharmaceuticals	—	—		3,000,000	—	(60,000)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.12%	1M L+600		14,046,875	13,932,255	13,537,676
Manna Pro Products, LLC (7)	12/08/2023	Consumer Goods: Non-Durable	8.17%	1M L+600		6,983,750	6,909,661	6,930,659
Manna Pro Products, LLC (7), (8)	12/08/2023	Consumer Goods: Non-Durable	—	—		975,000	—	(7,412)
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	7.64%	3M L+525		3,343,309	3,313,221	3,343,309
Marketplace Events LLC (10)	01/27/2021	Media: Diversified and Production	7.07%	P+275	C	$16,473,429	11,599,021	12,744,421

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2018

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Marketplace Events LLC (Revolver) (7)	01/27/2021	Media: Diversified and Production	8.00%	P+275	425,791	$425,791	$425,791
Marketplace Events LLC (Revolver) (7), (8)	01/27/2021	Media: Diversified and Production	—	—	1,277,372	—	—
Mission Critical Electronics, Inc. (Revolver) (7), (8)	09/28/2021	Capital Equipment	—	—	883,392	—	(2,122)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.59%	3M L+825	26,163,397	26,518,501	23,350,832
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.40%	3M L+600	20,644,462	20,276,981	20,541,240
New Trident HoldCorp, Inc.	08/01/2022	Healthcare and Pharmaceuticals	8.24%	1M L+600	7,068,161	6,998,756	5,654,528
			(PIK 3.00%)
NextiraOne Federal, LLC	08/27/2024	Aerospace and Defense	8.07%	3M L+575	18,181,818	17,911,938	17,906,255
NextiraOne Federal, LLC (Revolver) (7)	08/27/2024	Aerospace and Defense	8.07%	3M L+575	2,647,727	2,647,727	2,607,599
NextiraOne Federal, LLC (Revolver) (7), (8)	08/27/2024	Aerospace and Defense	—	—	4,170,455	—	(63,207)
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.66%	1M L+450	1,852,500	1,833,975	1,852,500
Olde Thompson, LLC - Revolver (7), (8)	05/14/2024	Beverage, Food and Tobacco	—	—	2,642,857	—	—
Ox Two, LLC	02/27/2023	Construction and Building	8.49%	1M L+625	13,034,722	12,946,045	13,034,722
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	12.50%	P+725	166,667	166,667	166,667
Ox Two, LLC (Revolver) (7), (8)	02/27/2023	Construction and Building	—	—	388,889	—	—
Pestell Minerals and Ingredients Inc. (5), (9)	06/01/2023	Beverage, Food and Tobacco	7.51%	3M L+525	15,000,000	14,850,000	14,850,000
Profile Products LLC (7)	01/31/2023	Environmental Industries	7.29%	2M L+500	10,075,023	9,997,462	10,075,023
Profile Products LLC (Revolver) (7), (8)	01/31/2022	Environmental Industries	—	—	2,459,016	—	—
Questex, LLC	09/09/2024	Media: Diversified and Production	8.57%	3M L+625	7,500,000	7,351,373	7,350,000
Questex, LLC (Revolver) (7)	09/09/2024	Media: Diversified and Production	8.57%	3M L+625	199,468	199,468	195,479
Questex, LLC (Revolver) (7), (8)	09/09/2024	Media: Diversified and Production	—	—	997,340	—	(19,947)
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	7.06%	3M L+475	9,375,000	9,288,885	7,921,875
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	8.36%	1M L+625	5,250,000	5,150,977	5,145,000
Research Horizons, LLC (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—	—	2,128,378	—	(42,568)
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.36%	1M L+625	416,216	416,216	407,892
Research Horizons, LLC (Revolver) (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—	—	529,730	—	(10,595)
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	7.74%	1M L+550	24,812,500	23,676,196	24,882,223
International LLC
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.99%	1M L+575	18,136,905	17,867,722	18,318,274
SFP Holding, Inc. (7)	09/01/2022	Construction and Building	8.59%	3M L+625	5,985,000	5,898,822	5,985,000
SFP Holding, Inc. (7), (8)	09/01/2022	Construction and Building	—	—	4,125,000	—	—
SFP Holding, Inc. (Revolver) (7), (8)	09/01/2022	Construction and Building	—	—	500,000	—	—
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600	483,333	483,333	418,084
Snak Club, LLC (Revolver) (7), (8)	07/19/2021	Beverage, Food and Tobacco	—	—	183,333	—	(24,750)
Snak Club, LLC (Revolver) (7), (8)	02/22/2019	Beverage, Food and Tobacco	—	—	133,333	—	(667)
Softvision, LLC	05/21/2021	High Tech Industries	7.74%	1M L+550	10,201,863	10,146,148	10,201,863
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	7.24%	1M L+500	7,920,000	7,818,453	7,939,800
Tensar Corporation	07/09/2021	Construction and Building	7.14%	3M L+475	22,620,696	22,474,697	22,281,386
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.56%	3M L+525	6,689,308	6,644,404	6,622,415
The Original Cakerie, Co. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	7.20%	2M L+500	7,721,739	7,658,431	7,721,739
The Original Cakerie Ltd. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	6.70%	2M L+450	5,500,217	5,459,582	5,500,217
The Original Cakerie Ltd. (Revolver) (5), (7), (9)	07/20/2022	Consumer Goods: Non-Durable	6.58%	3M L+450	255,327	255,327	255,327
The Original Cakerie Ltd. (Revolver) (5), (7), (8), (9)	07/20/2022	Consumer Goods: Non-Durable	—	—	1,163,157	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	15.49%	1M L+1,325	8,470,850	8,383,257	8,216,724
UBEO, LLC (7)	04/03/2024	Capital Equipment	6.60%	1M L+450	1,995,000	1,976,435	1,995,000
UBEO, LLC (Revolver) (7)	04/03/2024	Capital Equipment	6.88%	3M L+450	1,173,333	1,173,333	1,173,333
UBEO, LLC (Revolver) (7), (8)	04/03/2024	Capital Equipment	—	—	1,026,667	—	—
UniTek Global Services, Inc. (7)	08/20/2024	Telecommunications	7.89%	3M L+550	8,750,000	8,533,866	8,662,500
UniTek Global Services, Inc. (7), (8)	08/20/2024	Telecommunications	—	—	1,750,000	—	(17,500)
US Dominion, Inc.	07/15/2024	Capital Equipment	9.14%	3M L+675	5,985,000	5,883,015	5,985,000
US Dominion, Inc. (Revolver) (7), (8)	07/15/2024	Capital Equipment	—	—	2,500,000	—	—
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	11.39%	1M L+900	3,027,344	3,027,344	2,875,976
Veterinary Specialists of North America, LLC (7)	07/15/2021	Healthcare and Pharmaceuticals	7.75%	1M L+550	15,398,203	15,324,732	15,475,194
Veterinary Specialists of North America, LLC (7), (8)	07/15/2021	Healthcare and Pharmaceuticals	—	—	2,094,671	—	10,473
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	—	—	880,000	—	4,400
(Revolver) (7), (8)
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.25%	1M L+600	6,937,500	6,910,133	6,954,844
Walker Edison Furniture Company LLC (7)	09/26/2024	Wholesale	8.88%	3M L+650	16,307,500	15,981,904	15,981,350
Winchester Electronics Corporation	06/30/2022	Capital Equipment	8.74%	1M L+650	11,724,183	11,675,472	11,724,182
Total First Lien Secured Debt						817,243,688	812,235,476
Second Lien Secured Debt—4.0%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	11.09%	3M L+875	2,000,000	1,963,478	2,000,000
DecoPac, Inc. (7)	03/31/2025	Beverage, Food and Tobacco	10.64%	3M L+825	11,341,463	11,136,261	11,341,463
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	3M L+925	3,775,000	3,702,622	3,699,500
McAfee, LLC (7)	09/29/2025	High Tech Industries	10.74%	1M L+850	2,500,000	2,464,229	2,543,750
PT Network, LLC (7)	04/12/2023	Healthcare and Pharmaceuticals	12.34%	3M L+1,000	1,666,667	1,638,368	1,650,000
Total Second Lien Secured Debt						20,904,958	21,234,713
Preferred Equity—0.6% (6), (7)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	22,614
(PT Network, LLC) (11)
Condor Holdings Limited (5), (9)	—	High Tech Industries	—	—	88,000	10,173	10,173
Condor Top Holdco Limited (5), (9)	—	High Tech Industries	—	—	88,000	77,827	77,827

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2018

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
NXOF Holdings, Inc. (NextiraOne Federal, LLC)		Aerospace and Defense	—	—	490	$490,000	$453,077
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	351,752
Super Senior Preferred Equity
UniTek Global Services, Inc. - Senior Preferred Equity	—	Telecommunications	18.00%	—	448,851	448,851	570,762
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,726,920
Total Preferred Equity						2,062,865	3,213,125
Common Equity/Warrants—3.3% (6), (7)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,571	2,089,710
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	3,449
By Light Investco LP (11)	—	High Tech Industries	—	—	21,908	2,190,771	4,426,169
By Light Investco LP (8), (11)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	84,000	840,004	957,866
(Allied America, Inc.) (11)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	200,000
(PT Network, LLC) (11)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	47,893	500,000	596,660
(SFP Holding, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	1,972,251
Faraday Holdings, LLC	—	Construction and Building	—	—	1,141	58,044	305,907
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	500,000	738,439
(The Infosoft Group, LLC)
GCOM InvestCo LP (11)	—	High Tech Industries	—	—	1,281,433	1,281,433	1,132,039
GCOM InvestCo LP (8), (11)	—	High Tech Industries	—	—	718,567	—	(83,773)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,000,000
(Integrative Nutrition, LLC) (11)
JWC/UMA Holdings, L.P.	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,000,000
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	1,381,741
(Walker Edison Furniture Company LLC)
NXOF Holdings, Inc. (NextiraOne Federal, LLC)	—	Aerospace and Defense	—	—	10,000	10,000	32,308
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	500,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	—
Class B (US Dominion, Inc.)
TPC Broadband Investors, LP (11)	—	Telecommunications	—	—	742,692	742,692	1,024,002
TPC Broadband Investors, LP (8), (11)	—	Telecommunications	—	—	257,308	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	213,739	—	524,411
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (11)	—	Aerospace and Defense	—	—	142,857	142,857	268,571
Total Common Equity/Warrants						16,681,506	18,069,750
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						856,893,017	854,753,064
Investments in Controlled, Affiliated Portfolio Companies—27.2% (3), (4)
First Lien Secured Debt—18.9%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	05/06/2024	Financial Services	10.39%	3M L+800	101,062,500	101,062,500	101,062,500
Equity Interests—8.3%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	—	Financial Services	—	—	—	43,312,500	44,797,729
Total Investments in Controlled, Affiliated Portfolio Companies						144,375,000	145,860,229
Total Investments—186.7%						1,001,268,017	1,000,613,293
Cash and Cash Equivalents—13.5%
BlackRock Federal FD Institutional 30						69,502,018	69,502,018
BNY Mellon Cash						2,729,783	2,722,165
Total Cash and Cash Equivalents						72,231,801	72,224,183
Total Investments and Cash Equivalents—200.2%						$1,073,499,818	$1,072,837,476
Liabilities in Excess of Other Assets—(100.2)%							(536,995,908)
Net Assets—100.0%							$535,841,568

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

(2)	Valued based on our accounting policy (See Note 2). The value of all securities was determined using significant unobservable inputs (See Note 5).
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

(9)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2018, qualifying assets represent 82% of our total assets and non-qualifying assets represent 18% of our total assets.

(10)	Par amount is denominated in Australian Dollars (A$) or Canadian Dollars (C$) as denoted.
(11)	Investment is held through our Taxable Subsidiary (See Note 1).

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2017

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes—1.6% (8)
American Gilsonite Company (5)	12/31/2021	Metals and Mining	17.00%	—	382,989	$382,989	$417,458
			(PIK 17.00%)
Credit Infonet, Inc.	10/26/2020	High Tech Industries	13.00%	—	2,090,982	2,051,232	2,090,982
			(PIK 0.75%)
Sonny's Enterprises, LLC	06/01/2023	Capital Equipment	11.00%	—	4,750,000	4,662,663	4,750,000
UniTek Global Services, Inc.	07/15/2019	Telecommunications	15.00%	—	170,523	170,523	173,933
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes						7,267,407	7,432,373
Preferred Equity—0.5% (7), (8)
UniTek Global Services, Inc. - Senior Preferred Equity	—	Telecommunications	18.00%	—	448,851	448,851	472,846
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,509,417
Total Preferred Equity						1,119,134	1,982,263
Common Equity/Warrants—2.2% (7), (8)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,572	2,263,885
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	6,398
American Gilsonite Company	—	Metals and Mining	—	—	1,000	215,182	339,402
By Light Investco LP	—	High Tech Industries	—	—	21,908	2,190,771	2,601,944
By Light Investco LP (9)	—	High Tech Industries	—	—	5,592	—	—
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	3,000	300,000	429,091
Corfin InvestCo, L.P. (9)	—	Aerospace and Defense	—	—	3,000	—	—
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	1,632,744
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Construction and Building	—	—	1,141	58,044	204,710
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	500,000	631,240
(The Infosoft Group, LLC)
Patriot National, Inc. (13)	—	Banking, Finance, Insurance and Real Estate	—	—	11,867	27,995	16,020
TPC Broadband Investors, LP	—	Telecommunications	—	—	657,233	657,233	657,233
(Advanced Cable Communications, LLC) (12)
TPC Broadband Investors, LP	—	Telecommunications	—	—	342,767	—	—
(Advanced Cable Communications, LLC) (9), (12)
UniTek Global Services, Inc.	—	Telecommunications	—	—	213,739	—	1,274,388
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
Total Common Equity/Warrants						10,283,190	10,057,055
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						665,514,821	666,973,639
Investments in Controlled, Affiliated Portfolio Companies—9.5% (3), (4)
Subordinated Debt/Corporate Notes—6.6%
PennantPark Senior Secured Loan Fund I LLC (8), (10)	05/06/2024	Financial Services	6.34%	L+500	30,100,000	30,100,000	30,100,000
Equity Interests—2.9% (7), (8)
PennantPark Senior Secured Loan Fund I LLC (10)	—	Financial Services	—	—	—	12,900,000	13,425,143
Total Investments in Controlled, Affiliated Portfolio Companies						43,000,000	43,525,143
Total Investments—155.2%						708,514,821	710,498,782
Cash and Cash Equivalents—4.1%
BlackRock Federal FD Institutional 30						16,818,166	16,818,166
BNY Mellon Cash						2,029,507	2,092,590
Total Cash and Cash Equivalents						18,847,673	18,910,756
Total Investments and Cash Equivalents—159.3%						$727,362,494	$729,409,538
Liabilities in Excess of Other Assets—(59.3)%							(271,503,264)
Net Assets—100.0%							$457,906,274

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

SEPTEMBER 30, 2018

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

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are subject to tax as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% on December 15, 2023. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2023 Notes are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

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

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

We expect that there may not be readily available market values for many of the investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

(2)	Preliminary valuation conclusions are then documented and discussed with the management of the Investment Adviser;
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

SEPTEMBER 30, 2018

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the years ended September 30, 2018, 2017 and 2016, we recorded a provision for taxes of $0.8 million, $0.3 million and zero, respectively, pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance of ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

SEPTEMBER 30, 2018

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser earned a base management fee of $8.4 million, $6.9 million and $5.0 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser earned $3.5 million, $4.9 million and $3.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser accrued an incentive fee on capital gains of approximately $(0.1) million, $0.1 million and zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2018, 2017 and 2016 was $(1.0) million, $1.2 million and $1.1 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2018. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2018, 2017 and 2016, we reimbursed the Investment Adviser approximately $1.3 million, $1.7 million and $0.8 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During the years ended September 30, 2018 and 2017, the Company purchased $3.9 million $38.1 million, respectively, from and sold zero and $5.0 million in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gains on those sales for the same periods amounted to zero and less than $0.1 million, respectively. There were no transactions in accordance with Rule 17a-7 of the 1940 Act during the year ended September 30, 2016.

For the years ended September 30, 2018 and 2017, we sold $108.0 million and $85.1 million investments, respectively, in investments to PSSL at fair value and recognized $0.8 million and $0.4 million of net realized gains for the same periods, respectively. There were no transactions with PSSL during the year ended September 30, 2016.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2018, 2017 and 2016 totaled $683.4 million, $509.5 million and $364.6 million, respectively. Sales and repayments of investments for the same periods totaled $391.4 million, $406.5 million and $164.2 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2018		September 30, 2017
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$817,243,688	$812,235,476	$607,582,054	$609,668,554
First lien in PSSL (1)	101,062,500	101,062,500	—	—
Second lien	20,904,958	21,234,713	39,263,036	37,833,394
Subordinated debt / corporate notes	—	—	7,267,407	7,432,373
Subordinated debt in PSSL (1)	—	—	30,100,000	30,100,000
Equity	18,744,371	21,282,875	11,402,324	12,039,318
Equity interests in PSSL	43,312,500	44,797,729	12,900,000	13,425,143
Total investments	1,001,268,017	1,000,613,293	708,514,821	710,498,782
Cash and cash equivalents	72,231,801	72,224,183	18,847,673	18,910,756
Total investments and cash and cash equivalents	$1,073,499,818	$1,072,837,476	$727,362,494	$729,409,538

(1)	During the three months ended March 31, 2018, our subordinated debt in PSSL was exchanged into first lien secured debt.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2018 (1)	September 30, 2017 (1)
Consumer Goods: Non-Durable	11%	8%
High Tech Industries	10	10
Business Services	8	4
Beverage, Food and Tobacco	7	7
Aerospace and Defense	6	5
Hotel, Gaming and Leisure	6	8
Telecommunications	6	7
Capital Equipment	5	5
Construction and Building	5	3
Consumer Goods: Durable	5	6
Healthcare and Pharmaceuticals	5	9
Wholesale	5	5
Consumer Services	4	1
Media: Diversified and Production	4	4
Media: Advertising, Printing and Publishing	3	4
Chemicals, Plastics and Rubber	2	4
Retail	2	3
Media: Broadcasting and Subscription	1	3
All Other	5	4
Total	100%	100%

(1)	Excludes investments in PSSL.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2018, PSSL had total assets of $443.4 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $45.0 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. During the three months ended March 31, 2018, the terms of our debt investment in PSSL were modified to eliminate the subordination provision and to grant us a security interest in certain assets of PSSL.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $101.1 million and equity interests of $43.3 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $27.5 million was unfunded. As of September 30, 2018, we had commitments to fund equity interests in PSSL of $55.1 million, of which $11.8 million was unfunded.

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

Additionally, PSSL has entered into the PSSL Credit Facility, with Capital One, N.A. through PSSL Subsidiary, which as of September 30, 2018 allowed PSSL Subsidiary to borrow up to $420 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	September 30, 2018	September 30, 2017
Total investments	$425,420,881	$99,994,314
Weighted average cost yield on income producing investments	7.8%	7.2%
Number of portfolio companies in PSSL	42	18
Largest portfolio company investment	$21,152,781	$8,080,000
Total of five largest portfolio company investments	$95,941,790	$34,935,330

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

Below is a listing of PSSL’s individual investments as of September 30, 2018:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
September 30, 2018

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—830.9%
First Lien Secured Debt—830.9%
Alvogen Pharma US, Inc. (3)	04/04/2022	Healthcare and Pharmaceuticals	6.99%	1M L+475		5,424,261	$5,370,876	$5,464,943
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.34%	3M L+525		4,949,622	4,910,720	4,875,378
Anvil International, LLC	08/01/2024	Construction and Building	6.70%	2M L+450		5,944,975	5,900,529	5,985,876
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.25%	1M L+600		19,950,000	19,710,688	19,750,500
Beauty Industry Group Opco, LLC	04/06/2023	Consumer Goods: Non-Durable	7.00%	1M L+475		21,259,078	21,057,494	21,152,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.57%	3M L+725		10,761,235	10,538,732	10,761,235
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.83%	3M L+650		11,854,375	11,745,013	11,875,641
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.99%	1M L+575		7,424,433	7,381,442	7,424,433
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.85%	1M L+575		10,387,126	10,284,272	10,283,255
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.39%	3M L+500		4,348,465	4,348,465	4,218,011
DBI Holdings, LLC	08/02/2021	Business Services	7.51%	1M L+525		12,437,500	12,334,446	12,437,500
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.74%	3M L+550		19,949,749	19,949,749	19,949,749
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.25%	1M L+500		9,925,000	9,832,647	9,813,344
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.14%	3M L+575		12,437,500	12,243,681	12,313,125
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.86%	1M L+475		4,750,000	4,712,239	4,750,000
ENC Holding Corporation	05/30/2025	Transportation: Cargo	6.64%	3M L+425		10,345,500	10,320,383	10,319,636
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	7.23%	2M L+525	A	$10,000,000	7,348,975	7,018,455
GCOM Software LLC	11/14/2022	High Tech Industries	9.67%	3M L+750		14,666,667	14,597,068	14,666,667
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	8.39%	3M L+600		14,871,563	14,724,626	14,670,097
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.87%	3M L+450		15,461,250	15,313,430	15,383,940
Impact Group, LLC	06/27/2023	Wholesale	8.64%	1M L+625		9,975,000	9,860,343	9,925,125
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.64%	1M L+475	A	$15,000,000	10,941,545	10,810,400
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.12%	1M L+500		18,000,000	17,831,930	17,820,000
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.12%	1M L+600		7,265,625	7,319,871	7,002,246
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.15%	1M L+600		6,947,500	6,853,205	6,894,684
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.08%	P+275	C	$5,820,254	4,486,587	4,502,752
Maytex Mills, Inc.	12/27/2023	Consumer Goods: Durable	6.71%	1M L+450		8,761,452	8,721,691	8,783,355
McAfee, LLC	09/30/2024	High Tech Industries	6.74%	1M L+450		7,425,000	7,359,161	7,482,024
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.20%	2M L+500		4,005,973	3,986,058	3,996,350
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.40%	3M L+600		17,355,538	17,229,100	17,268,760
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.37%	1M L+425		15,000,000	14,856,552	14,925,000
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.66%	1M L+450		13,965,000	13,825,350	13,965,000
Output Services Group, Inc.	03/27/2024	Business Services	6.49%	1M L+425		7,983,419	8,015,803	8,023,336
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,054,683
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.49%	1M L+425		15,379,790	15,382,892	15,379,790
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.58%	3M L+525		10,516,049	10,459,746	10,410,888
UBEO, LLC	04/03/2024	Capital Equipment	6.60%	1M L+450		12,468,750	12,352,721	12,468,750
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.24%	1M L+500		8,500,000	8,352,305	8,351,250
US Dominion, Inc.	07/15/2024	Capital Equipment	9.14%	3M L+675		3,990,000	3,921,923	3,990,000
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.25%	1M L+600		4,625,000	4,678,730	4,636,563
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.25%	1M L+900		4,950,000	4,866,299	4,950,000
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	7.84%	3M L+550		6,749,730	6,721,428	6,665,359
Total First Lien Secured Debt							425,336,210	425,420,881
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							425,336,210	425,420,881
Cash and Cash Equivalents—26.4%
BlackRock Federal FD Institutional 30							12,510,098	12,510,098
US Bank Cash							1,010,029	1,010,662
Total Cash and Cash Equivalents							13,520,127	13,520,760
Total Investments and Cash Equivalents—857.3%							$438,856,337	$438,941,641
Liabilities in Excess of Other Assets—(757.3)%								(387,744,237)
Members' Equity—100.0%								$51,197,404

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or Canadian Dollars (C$) as denoted.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

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

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or EURIBOR or “E”. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Euros (€) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	September 30, 2018	September 30, 2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$425,336,210 and $99,544,903, respectively)	$425,420,881	$99,994,314
Cash and cash equivalents (cost—$13,520,127 and $2,371,169, respectively)	13,520,760	2,371,263
Interest receivable	1,670,053	332,980
Prepaid expenses and other assets	2,784,477	1,131,029
Total assets	443,396,171	103,829,586
Liabilities
Payable for investments purchased	—	27,095,850
PSSL Credit Facility payable	275,285,900	26,783,885
Notes payable to members	115,500,000	34,400,000
Interest payable on PSSL Credit Facility	1,065,306	97,531
Interest payable on notes to members	99,966	12,107
Accrued other expenses	247,595	97,192
Total liabilities	392,198,767	88,486,565
Commitments and contingencies (1)	—	—
Members' equity	51,197,404	15,343,021
Total liabilities and members' equity	$443,396,171	$103,829,586

(1)	PSSL had no unfunded commitments as of September 30, 2018 and 2017.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
	Year Ended September 30, 2018	For the period May 4, 2017 (inception) through September 30, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$17,744,486	$1,365,433
Other income	280,080	—
Total investment income	18,024,566	1,365,433
Expenses:
Interest and expenses on PSSL Credit Facility	7,654,035	442,554
Interest expense on notes to members	6,060,468	585,840
Administrative services expenses	650,000	67,528
Other general and administrative expenses (1)	692,736	148,936
Total expenses	15,057,239	1,244,858
Net investment income	2,967,327	120,575
Realized and unrealized gain on investments and credit facility foreign currency translations:
Net realized gain on investments	111,215	100,920
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(364,201)	449,505
Credit facility foreign currency translations	882,899	(70,836)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	518,698	378,669
Net realized and unrealized gain from investments and credit facility foreign currency translations	629,913	479,589
Net increase in members' equity resulting from operations	$3,597,240	$600,164

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC 820 is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in no reclassifications during the years ended September 30, 2018 and 2017.

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

SEPTEMBER 30, 2018

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$303,786,401	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,543,750	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	609,511,575	Market Comparable	Market Yield	6.6% – 17.5% (9.7%)
Second lien	18,690,963	Market Comparable	Market Yield	10.7% – 14.1% (11.7%)
Equity	21,282,875	Enterprise Market Value	EBITDA multiple	6.2x – 12.0x (9.2x)
Total Level 3 investments	$955,815,564
Long-Term Credit Facility	$332,128,815	Market Comparable	Market Yield	5.3%

Asset Category	Fair value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$260,595,796	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,500,000	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	349,072,758	Market Comparable	Market Yield	5.8% – 20.6% (8.6%)
Second lien	35,333,394	Market Comparable	Market Yield	9.6% – 14.0% (11.7%)
Subordinated debt / corporate notes	37,532,373	Market Comparable	Market Yield	9.8% – 16.7% (10.4%)
Equity	12,023,298	Enterprise Market Value	EBITDA multiple	6.5x – 9.0x (7.8x)
Total Level 3 investments	$697,057,619
Long-Term Credit Facility	$256,858,457	Market Comparable	Market Yield	3.7%

Our investments, cash and cash equivalents, Credit Facility and the 2023 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2018
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$913,297,976	$—	$—	$913,297,976	$—
Second lien	21,234,713	—	—	21,234,713	—
Subordinated debt / corporate notes	—	—	—	—	—
Equity	66,080,604	—	—	21,282,875	44,797,729
Total investments	1,000,613,293	—	—	955,815,564	44,797,729
Cash and cash equivalents	72,224,183	72,224,183	—	—	—
Total investments and cash and cash equivalents	$1,072,837,476	$72,224,183	$—	$955,815,564	$44,797,729
Long-Term Credit Facility	$332,128,815	$—	$—	$332,128,815	$—
2023 Notes	135,503,385	135,503,385	—	—	—
Total debt	$467,632,200	$135,503,385	$—	$332,128,815	$—

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

SEPTEMBER 30, 2018

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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2018
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$609,668,554	$87,389,065	$697,057,619
Net realized losses	279,771	(862,383)	(582,612)
Net unrealized (depreciation) appreciation	(7,094,712)	3,483,965	(3,610,747)
Purchases, PIK interest, net discount accretion and non-cash exchanges	670,431,163	37,162,713	707,593,876
Sales, repayments and non-cash exchanges	(359,986,800)	(84,655,772)	(444,642,572)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$913,297,976	$42,517,588	$955,815,564
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(5,553,426)	$2,435,268	$(3,118,158)

	Year Ended September 30, 2017
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$548,410,095	$47,412,741	$595,822,836
Net realized gains	2,751,432	508,716	3,260,148
Net unrealized appreciation (depreciation)	3,413,386	(178,828)	3,234,558
Purchases, PIK interest, net discount accretion and non-cash exchanges	433,620,964	64,717,862	498,338,826
Sales, repayments and non-cash exchanges	(378,527,323)	(25,071,426)	(403,598,749)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$609,668,554	$87,389,065	$697,057,619
Net change in unrealized appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$2,819,530	$621,165	$3,440,695

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facility	2018	2017
Beginning Balance (cost – $253,783,301 and $232,907,500, respectively)	$256,858,457	$232,389,498
Net change in unrealized (depreciation) appreciation included in earnings	(4,673,861)	3,593,159
Borrowings	246,485,010	309,680,000
Repayments	(166,540,791)	(288,804,200)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $333,727,520 and $253,783,301, respectively)	$332,128,815	$256,858,457

As of September 30, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	A	$9,900,000	$7,720,020	$7,163,165	October 1, 2018	$(556,855)
Canadian Dollar	C	$17,500,000	12,407,500	13,538,612	October 1, 2018	1,131,112
			$20,127,520	$20,701,777		$574,257

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $10.9 million, $0.1 million and $0.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2018, 2017 and 2016, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the years ended September 30, 2018, 2017 and 2016, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $7.8 million, $(3.6) million and $0.5 million, respectively. As of September 30, 2018 and 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $4.7 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2018 were as follows:

Name of Investment	Fair Value at September 30, 2017	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Interest Income	Dividend Income	Net Change in Appreciation	Fair Value at September 30, 2018	Net Realized Gains (Losses)
Controlled Affiliates
PennantPark Senior Secured Loan Fund I LLC *	$43,525,143	$101,375,000	$—	$5,302,909	$2,187,500	$960,086	$145,860,229	$—
Total Controlled Affiliates	$43,525,143	$101,375,000	$—	$5,302,909	$2,187,500	$960,086	$145,860,229	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2018	2017	2016
Numerator for net increase in net assets resulting from operations	$33,490,222	$36,325,280	$33,488,663
Denominator for basic and diluted weighted average shares	38,299,077	30,274,595	26,730,074
Basic and diluted net increase in net assets per share resulting from operations	$0.87	$1.20	$1.25

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

As of September 30, 2018 and 2017, the cost of investments for federal income tax purposes was $1,003.6 million and $710.9 million, respectively, resulting in a gross unrealized appreciation of $14.4 million and $8.7 million, respectively, and depreciation of $17.5 million and $9.1 million, respectively.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2018	2017	2016
Decrease in paid-in capital	$—	$(256,194)	$(308,435)
(Decrease) increase in accumulated net realized gain	(106,509)	255,274	—
Increase in undistributed net investment income	106,509	920	308,435

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2018	2017	2016
Net increase in net assets resulting from operations	$33,490,222	$36,325,280	$33,488,663
Net realized loss (gain) on investments	2,327,118	(5,410,903)	1,376,788
Net change in unrealized (appreciation) depreciation on investments and debt	(4,853,251)	2,530,986	(7,529,291)
Other book-to-tax differences	8,448,942	956,942	642,719
Other non-deductible expenses	804,113	300,000	—
Taxable income before dividends paid deduction	$40,217,144	$34,702,305	$27,978,879

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows:

	As of September 30,
	2018	2017	2016
Undistributed ordinary income – tax basis	$12,020,827	$13,882,332	$10,097,684
(Realized loss carried forward)/Undistributed long-term capital gain	(2,381,225)	808,615	(1,121,514)
Distributions payable and other book to tax differences	(17,124,281)	(7,237,913)	(5,793,312)
Net unrealized appreciation (depreciation) of investments and debt	3,825,139	(1,028,112)	1,502,874
Total accumulated deficit – book basis	$(3,659,540)	$6,424,922	$4,685,732

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2018	2017	2016
Ordinary income (including short-term gains, if any)	$42,766,069	$34,842,284	$30,472,284
Long-term capital gain	808,615	—	—
Total distributions	$43,574,684	$34,842,284	$30,472,284
Total distributions per share based on weighted average shares	$1.14	$1.15	$1.14

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2018 and 2017, cash and cash equivalents consisted of money market funds in the amounts of $72.2 million and $18.9 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2018	2017	2016	2015	2014
Per Share Data:
Net asset value, beginning of year	$14.10	$14.06	$13.95	$14.40	$14.10
Net investment income (1)	0.81	1.10	1.02	1.08	1.12
Net change in realized and unrealized gain (loss) (1)	0.06	0.10	0.23	(0.31)	0.26
Net increase in net assets resulting from operations (1)	0.87	1.20	1.25	0.77	1.38
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.03)	(1.15)	(1.13)	(0.98)	(0.84)
Distribution of realized gains	(0.11)	—	(0.01)	(0.18)	(0.24)
Total distributions to stockholders	(1.14)	(1.15)	(1.14)	(1.16)	(1.08)
(Dilutive) effect of common stock issuance
and acquisition of MCG (1)	(0.01)	(0.01)	—	(0.06)	—
Net asset value, end of year	$13.82	$14.10	$14.06	$13.95	$14.40
Per share market value, end of year	$13.15	$14.48	$13.23	$11.94	$13.78
Total return (3)	(1.29)%	18.71%	21.77%	(6.01)%	8.05%
Shares outstanding at end of year	38,772,074	32,480,074	26,730,074	26,730,074	14,898,056
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.01%	4.13%	3.56%	3.01%	4.45%
Ratio of debt related expenses to average net assets	4.73%	1.98%	1.58%	2.34%	1.95%
Ratio of total expenses to average net assets	7.74%	6.11%	5.14%	5.35%	6.40%
Ratio of net investment income to average net assets	5.81%	7.85%	7.42%	7.43%	7.77%
Net assets at end of year	$535,841,568	$457,906,274	$375,906,828	$372,890,449	$214,527,710
Weighted average debt outstanding	$354,321,752	$269,319,832	$140,218,095	$123,924,384	$147,599,452
Weighted average debt per share (1)	$9.25	$8.90	$5.25	$7.61	$9.91
Asset coverage per unit (5)	$2,146	$2,783	$2,618	$13,598	$2,460
Portfolio turnover ratio	47.15%	59.70%	32.16%	51.02%	62.74%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
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

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2018, 2017 and 2016, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 7.12%, 3.14% and 4.16%, respectively. As of September 30, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2018 and 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 215% and 278%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with the Lenders was $405 million as of September 30, 2018, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of November 2022 and a revolving period that ends in November 2020. As of September 30, 2018 and 2017, Funding I had $333.7 million and $253.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.25% and 3.18%, exclusive of the fee on undrawn commitments as of September 30, 2018 and 2017, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. For instance, we must maintain at least $25 million in equity and must maintain an interest coverage ratio of at least 125%. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2018, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

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

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of PennantPark Floating Rate Capital Ltd.’s existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilAA- by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2018 and 2017, we had $79.4 million and $30.6 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $39.4 million and $44.6 million to PSSL as of September 30, 2018 and 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2018, we entered into an amendment and restatement of our Credit Facility to, among other things, (i) increase the size of the Credit Facility from $405 million to $520 million, (ii) extend the reinvestment period to October 30, 2021, (iii) extend the maturity date to October 30, 2023 and (iv) reduce the asset coverage ratio covenant from 200% to 150%. The interest rate of LIBOR plus 200 basis points remains unchanged.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2018
	Q4	Q3	Q2	Q1
Total investment income	$21,339	$19,529	$16,501	$14,836
Net investment income (loss)	$11,669	$11,835	$9,400	$(1,940)
Net realized and unrealized (loss) gain	$(656)	$(6,867)	$6,190	$3,859
Net increase in net assets resulting from operations	$11,013	$4,968	$15,590	$1,919
Net increase in net assets resulting from operations per common share *	$0.28	$0.13	$0.40	$0.05
Net asset value per share at the end of the quarter	$13.82	$13.82	$13.98	$13.86
Market value per share at the end of the quarter	$13.15	$13.66	$13.09	$13.72

	2017
	Q4	Q3	Q2	Q1
Total investment income	$18,454	$15,191	$13,221	$12,631
Net investment income	$10,409	$8,185	$8,029	$6,822
Net realized and unrealized gain (loss)	$442	$1,157	$(746)	$2,027
Net increase in net assets resulting from operations	$10,851	$9,342	$7,283	$8,849
Net increase in net assets resulting from operations per common share *	$0.33	$0.29	$0.25	$0.33
Net asset value per share at the end of the quarter	$14.10	$14.05	$14.05	$14.11
Market value per share at the end of the quarter	$14.48	$14.11	$13.94	$14.11

	2016
	Q4	Q3	Q2	Q1
Total investment income	$15,396	$10,803	$11,346	$8,756
Net investment income	$8,155	$6,830	$7,265	$5,086
Net realized and unrealized gain (loss)	$7,732	$6,589	$(4,829)	$(3,339)
Net increase in net assets resulting from operations	$15,887	$13,419	$2,436	$1,747
Net increase in net assets resulting from operations per common share *	$0.59	$0.50	$0.09	$0.07
Net asset value per share at the end of the quarter	$14.06	$13.75	$13.54	$13.73
Market value per share at the end of the quarter	$13.23	$12.40	$11.70	$11.25

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 48 of this Report, is incorporated by reference herein.

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

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements — Refer to Item 8 starting on page 47.
(2)	Financial Statement Schedules — None.
(3)	Exhibits

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

10.3

Second Amendment to Third Amended and Restated Revolving Credit and Security Agreement, dated as of November 9, 2017, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, and U.S. Bank National Association, as collateral agent, as custodian, as collateral administrator and as backup collateral manager (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891) filed on November 13, 2017).

10.4

Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 29, 2011).

10.5

First Amendment to Purchase and Contribution Agreement, dated as of January 16, 2018, between PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on February 8, 2018).

10.6

Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 99(k)(2) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.7

Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.8

Second Amended and Restated Investment Advisory Agreement, dated as of February 2, 2016, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on February 4, 2016).

10.9

Limited Liability Company Agreement of PennantPark Senior Secured Loan Fund I LLC, dated as of May 4, 2017, by and between PennantPark Floating Rate Capital Ltd. and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 8, 2017).

10.10

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2018.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 14, 2018
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 14, 2018
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Director	November 14, 2018
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 14, 2018
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 14, 2018
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 14, 2018
Samuel L. Katz