Form 10-Q
period 2018-12-31
PennantPark Floating Rate Capital Ltd.
filed 2019-02-06
CIK 1504619

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 6, 2019 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2023 Notes” refers to our 3.83% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; and “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments, our Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	September 30, 2018
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$830,609,329 and $856,893,017, respectively)	$818,667,554	$854,753,064
Controlled, affiliated investments (cost—$161,875,000 and $144,375,000, respectively)	160,995,761	145,860,229
Total of investments (cost—$992,484,329 and $1,001,268,017, respectively)	979,663,315	1,000,613,293
Cash and cash equivalents (cost—$35,296,899 and $72,231,801, respectively)	35,180,396	72,224,183
Interest receivable	3,182,120	2,813,808
Prepaid expenses and other assets	651,627	792,069
Total assets	1,018,677,458	1,076,443,353
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	161,625	59,587,222
Credit Facility payable (cost—$350,907,500 and $333,727,520, respectively) (See Notes 5 and 10)	345,867,658	332,128,815
2023 Notes payable (cost—$138,579,858) (See Notes 5 and 10)	133,410,829	135,503,385
Interest payable on debt	1,621,060	2,638,504
Base management fee payable (See Note 3)	2,498,766	2,419,629
Performance-based incentive fee payable (See Note 3)	187,202	3,298,404
Accrued other expenses	1,460,249	1,342,479
Total liabilities	488,890,736	540,601,785
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	539,462,336	539,462,336
Distributions in excess of net investment income	(5,259,447)	(5,153,449)
Accumulated net realized loss on investments	(1,407,764)	(2,331,230)
Net unrealized depreciation on investments	(13,256,046)	(850,039)
Net unrealized depreciation on debt	10,208,871	4,675,178
Total net assets	$529,786,722	$535,841,568
Total liabilities and net assets	$1,018,677,458	$1,076,443,353
Net asset value per share	$13.66	$13.82

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$18,169,998	$13,867,420
Other income	621,189	433,180
From controlled, affiliated investments:
Interest	2,818,045	535,760
Dividend	1,575,000	—
Total investment income	23,184,232	14,836,360
Expenses:
Base management fee (See Note 3)	2,498,766	1,822,063
Performance-based incentive fee (See Note 3)	(1,192,409)	148,010
Interest and expenses on debt (See Note 10)	5,305,478	2,618,308
Administrative services expenses (See Note 3)	500,000	500,000
Other general and administrative expenses	616,075	618,751
Expenses before amendment costs, debt issuance costs and provision for taxes	7,727,910	5,707,132
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	4,512,279	10,869,098
Provision for taxes	—	200,000
Total expenses	12,240,189	16,776,230
Net investment income (loss)	10,944,043	(1,939,870)
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on investments	923,466	(2,786,551)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(10,041,539)	3,198,156
Controlled, affiliated investments	(2,364,468)	318,442
Debt depreciation (See Notes 5 and 10)	5,533,693	3,128,605
Net change in unrealized (depreciation) appreciation on investments and debt	(6,872,314)	6,645,203
Net realized and unrealized (loss) gain from investments and debt	(5,948,848)	3,858,652
Net increase in net assets resulting from operations	$4,995,195	$1,918,782
Net increase in net assets resulting from operations per common share (See Note 7)	$0.13	$0.05
Net investment income (loss) per common share	$0.28	$(0.05)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net increase in net assets resulting from operations:
Net investment income (loss)	$10,944,043	$(1,939,870)
Net realized gain (loss) on investments	923,466	(2,786,551)
Net change in unrealized (depreciation) appreciation on investments	(12,406,007)	3,516,598
Net change in unrealized depreciation on debt	5,533,693	3,128,605
Net increase in net assets resulting from operations	4,995,195	1,918,782
Distributions to stockholders	(11,050,041)	(10,424,561)
Capital transactions
Public offering (See Note 1)	—	89,031,800
Offering costs	—	(1,012,044)
Net increase in net assets resulting from capital transactions	—	88,019,756
Net (decrease) increase in net assets	(6,054,846)	79,513,977
Net assets:
Beginning of period	535,841,568	457,906,274
End of period	$529,786,722	$537,420,251
Distribution in excess of net investment income, end of period	$(5,259,447)	$(9,200,786)
Capital share activity:
Shares issued from public offering	—	6,292,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,995,195	$1,918,782
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	12,406,007	(3,516,598)
Net change in unrealized depreciation on debt	(5,533,693)	(3,128,605)
Net realized (gain) loss on investments	(923,466)	2,786,551
Net accretion of discount and amortization of premium	(416,480)	(382,250)
Purchases of investments	(180,731,899)	(176,867,446)
Payment-in-kind interest	(90,696)	(160,484)
Proceeds from dispositions of investments	190,294,479	149,082,954
Increase in interest receivable	(368,312)	(112,488)
Decrease in receivable for investments sold	—	2,995,802
Decrease in prepaid expenses and other assets	140,442	422,939
Decrease in payable for investments purchased	(59,425,597)	(16,131,273)
(Decrease) increase in interest payable on debt	(1,017,444)	495,481
Increase in base management fee payable	79,137	37,257
Decrease in performance-based incentive fee payable	(3,111,202)	(2,488,756)
Increase in accrued other expenses	117,770	438,632
Net cash used in operating activities	(43,585,759)	(44,609,502)
Cash flows from financing activities:
Public offering	—	89,031,800
Offering costs	—	(1,012,044)
Distributions paid to stockholders	(11,050,041)	(9,826,821)
Proceeds from 2023 Notes issuance (See Notes 5 and 10)	—	138,579,858
Borrowings under Credit Facility (See Notes 5 and 10)	104,500,000	11,485,010
Repayments under Credit Facility (See Notes 5 and 10)	(87,320,020)	(74,900,000)
Net cash provided by financing activities	6,129,939	153,357,803
Net (decrease) increase in cash equivalents	(37,455,820)	108,748,301
Effect of exchange rate changes on cash	412,033	126,281
Cash and cash equivalents, beginning of period	72,224,183	18,910,756
Cash and cash equivalents, end of period	$35,180,396	$127,785,338
Supplemental disclosure of cash flow information:
Interest paid	$6,322,922	$12,991,925
Taxes paid	$—	$2,984
Non-cash exchanges and conversions	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—154.5% (3), (4)
First Lien Secured Debt—146.1%
Allied America, Inc.	08/08/2022	Business Services	9.81%	3M L+700	10,945,808	$10,764,743	$10,959,491
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.80%	3M L+525	5,842,972	5,789,736	5,755,328
American Insulated Glass, LLC (7)	12/21/2023	Building Products	7.98%	3M L+550	15,000,000	14,702,107	14,700,000
American Insulated Glass, LLC (7), (8)	12/21/2023	Building Products	—	—	649,351	—	—
American Scaffold	03/31/2022	Aerospace and Defense	9.30%	3M L+650	4,437,500	4,396,345	4,393,125
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.93%	3M L+650	9,962,564	9,852,697	8,219,115
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.27%	1M L+575	4,962,500	4,904,626	4,888,063
API Technologies Corp. (Revolver) (7), (8)	04/22/2024	Aerospace and Defense	—	—	1,968,504	—	(19,685)
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	8.31%	3M L+550	11,820,000	11,727,519	11,701,800
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.73%	1M L+725	12,555,281	12,328,065	12,555,281
By Light Professional IT Services, LLC (Revolver) (7), (8)	05/16/2022	High Tech Industries	—	—	2,311,784	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.11%	3M L+650	10,890,000	10,801,992	10,811,973
Cano Health, LLC (7)	12/23/2021	Healthcare and Pharmaceuticals	8.55%	1M L+625	1,525,698	1,511,407	1,525,698
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.27%	1M L+575	3,864,458	3,871,349	3,806,492
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	8.80%	3M L+600	16,119,920	15,833,996	15,676,622
CHA Holdings, Inc. (7)	04/10/2025	Environmental Industries	7.30%	3M L+450	6,129,911	6,101,233	6,091,599
CHA Holdings, Inc. (7), (8)	04/10/2025	Environmental Industries	—	—	1,339,286	—	(8,371)
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	8.19%	1M L+575	711,447	711,447	700,776
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.80%	3M L+500	17,727,205	17,693,756	15,068,124
Credit Infonet, Inc.	03/13/2023	High Tech Industries	7.99%	3M L+550	11,427,733	11,352,364	11,427,733
Credit Infonet, Inc. (Revolver) (7), (8)	03/13/2023	High Tech Industries	—	—	1,000,000	—	—
DBI Holding, LLC (7)	02/03/2020	Business Services	15.00%	—	562,820	562,820	562,820
			(PIK 15.00%)
DBI Holding, LLC	08/02/2021	Business Services	7.76%	1M L+525	17,351,031	17,261,090	17,177,520
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.77%	3M L+625	4,962,240	4,878,577	4,962,240
Deva Holdings, Inc. (Revolver) (7), (8)	10/31/2022	Consumer Goods: Non-Durable	—	—	2,115,000	—	—
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.53%	1M L+500	16,335,000	16,208,822	16,253,325
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.56%	3M L+575	14,449,632	14,231,369	14,341,260
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—	—	4,391,176	—	(32,934)
(Revolver) (7), (8)
Douglas Sewer Intermediate, LLC (7)	10/19/2022	Chemicals, Plastics and Rubber	8.56%	3M L+575	9,890,893	9,817,055	9,816,712
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.80%	3M L+800	19,869,686	19,718,836	19,670,989
eCommission Financial Services, Inc. (9)	10/05/2023	Banking, Finance, Insurance & Real Estate	7.31%	1M L+500	24,688,125	24,688,125	24,688,125
eCommission Financial Services, Inc. (Revolver) (7), (8), (9)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.53%	3M L+700	20,473,106	20,386,651	20,370,740
Education Networks of America, Inc. (Revolver) (7)	05/06/2021	Telecommunications	9.76%	3M L+700	1,739,130	1,739,130	1,730,434
Education Networks of America, Inc. (Revolver) (7), (8)	05/06/2021	Telecommunications	—	—	434,783	—	(2,174)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	9.56%	3M L+675	15,435,771	15,347,010	15,358,593
GCOM Software LLC	11/14/2022	High Tech Industries	9.98%	1M L+750	5,300,412	5,171,752	5,300,412
GCOM Software LLC (Revolver) (7)	11/14/2022	High Tech Industries	11.00%	P+550	1,466,667	1,466,667	1,466,667
GCOM Software LLC (Revolver) (7), (8)	11/14/2022	High Tech Industries	—	—	1,200,000	—	—
Good2Grow LLC	11/18/2024	Beverages	6.88%	3M L+425	7,500,000	7,425,790	7,425,000
Good2Grow LLC (Revolver) (7)	11/16/2023	Beverages	6.88%	3M L+425	313,700	313,700	310,563
Good2Grow LLC (Revolver) (7), (8)	11/16/2023	Beverages	—	—	2,823,300	—	(28,233)
GSM Holdings, Inc. (7)	06/03/2024	Consumer Goods: Durable	7.30%	3M L+450	5,081,754	5,057,897	5,081,754
GSM Holdings, Inc. (Revolver) (7), (8)	06/03/2024	Consumer Goods: Durable	—	—	4,751,000	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	10.80%	3M L+800	10,952,132	10,778,209	10,404,526
iEnergizer Limited and Aptara, Inc. (5), (9)	05/01/2019	Business Services	8.53%	1M L+600	5,091,434	5,085,308	5,078,705
IMIA Holdings, Inc. (Revolver) (7), (8)	10/28/2024	Aerospace and Defense	—	—	1,968,504	—	(9,843)
Impact Group, LLC (7)	06/27/2023	Wholesale	9.30%	3M L+650	17,460,052	17,380,508	17,372,752
Innova Medical Ophthalmics Inc. (5), (9)	04/13/2022	Capital Equipment	9.55%	3M L+675	3,331,134	3,297,162	3,297,823
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9)	04/13/2022	Capital Equipment	11.00%	P+550	70,796	70,796	70,088
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (8), (9)	04/13/2022	Capital Equipment	—	—	460,177	—	(4,602)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	7.55%	3M L+475	36,000,000	35,655,195	35,640,000
Integrative Nutrition, LLC (Revolver) (7), (8)	09/29/2023	Consumer Services	—	—	5,000,000	—	(50,000)
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	9.02%	1M L+650	4,217,523	4,206,067	3,795,771
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.84%	1M L+525	20,000,000	19,701,838	19,700,000
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (8)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,428,571	—	—
KHC Holdings, Inc.	10/31/2022	Wholesale	8.80%	3M L+600	12,099,514	11,970,606	12,099,514
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.76%	1M L+425	129,032	129,032	129,032
KHC Holdings, Inc. (Revolver) (7), (8)	10/30/2020	Wholesale	—	—	1,080,645	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	12.30%	3M L+950	10,072,500	9,949,417	9,719,963
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.30%	3M L+550	5,396,825	5,345,403	5,293,608
LAV Gear Holdings, Inc. (7), (8)	10/31/2024	Capital Equipment	—	—	3,015,873	—	(57,680)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.30%	3M L+550	253,968	253,968	249,111
LAV Gear Holdings, Inc. (Revolver) (7), (8)	10/31/2024	Capital Equipment	—	—	1,333,333	—	(25,501)
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	10.80%	3M L+800	4,667,648	4,599,788	3,080,648
			(PIK 6.00%)
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	9.55%	3M L+675	9,228,329	9,130,981	9,136,046
Lombart Brothers, Inc. (Revolver) (7)	04/13/2022	Capital Equipment	11.00%	P+550	707,965	707,965	700,885
Lombart Brothers, Inc. (Revolver) (7), (8)	04/13/2022	Capital Equipment	—	—	530,973	—	(5,310)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Long Island Vision Management, LLC	09/11/2023	Healthcare and Pharmaceuticals	7.27%	1M L+475		6,037,500	$5,980,092	$5,930,731
Long Island Vision Management, LLC (7), (8)	09/11/2023	Healthcare and Pharmaceuticals	—	—		3,947,368	—	(69,806)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.51%	2M L+500		9,975,000	9,894,185	9,925,125
Long’s Drugs Incorporated (Revolver) (7)	08/19/2022	Healthcare and Pharmaceuticals	9.50%	3M L+400		675,000	675,000	661,500
Long’s Drugs Incorporated (Revolver) (7), (8)	08/19/2022	Healthcare and Pharmaceuticals	—	—		2,325,000	—	(46,500)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.38%	1M L+600		13,956,250	13,846,900	13,258,438
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.46%	1M L+600		7,433,333	7,363,747	7,276,453
Manna Pro Products, LLC (7), (8)	12/08/2023	Consumer Goods: Non-Durable	—	—		1,007,500	—	(21,263)
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	8.05%	3M L+525		3,334,793	3,307,858	3,318,119
Marketplace Events LLC (10)	01/27/2021	Media: Diversified and Production	7.53%	P+275	C	$16,430,069	11,572,749	11,969,488
Marketplace Events LLC (Revolver) (7), (8)	01/27/2021	Media: Diversified and Production	—	—		1,703,163	—	(8,516)
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2021	Capital Equipment	9.50%	P+400		132,509	132,509	131,550
Mission Critical Electronics, Inc. (Revolver) (7), (8)	09/28/2021	Capital Equipment	—	—		1,192,580	—	(8,630)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.96%	3M L+825		26,097,660	26,433,847	24,357,729
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.80%	3M L+600		20,370,174	20,025,534	20,166,472
New Trident HoldCorp, Inc.	08/01/2022	Healthcare and Pharmaceuticals	8.53%	3M L+600		7,057,310	6,988,201	3,458,081
			(PIK 3.00%)
NextiraOne Federal, LLC	08/27/2024	Aerospace and Defense	8.28%	1M L+575		18,136,364	17,876,236	17,635,614
NextiraOne Federal, LLC (Revolver) (7)	08/27/2024	Aerospace and Defense	8.28%	1M L+575		4,011,364	4,011,364	3,900,609
NextiraOne Federal, LLC (Revolver) (7), (8)	08/27/2024	Aerospace and Defense	—	—		2,806,818	—	(77,497)
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.97%	1M L+450		1,847,857	1,829,379	1,847,857
Olde Thompson, LLC - Revolver (7), (8)	05/14/2024	Beverage, Food and Tobacco	—	—		2,642,857	—	—
Ox Two, LLC	02/27/2023	Construction and Building	8.77%	1M L+625		12,971,172	12,886,555	12,971,172
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	12.75%	P+725		166,667	166,667	166,667
Ox Two, LLC (Revolver) (7), (8)	02/27/2023	Construction and Building	—	—		388,889	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotel, Gaming and Leisure	10.05%	3M L+725		11,250,000	11,193,887	11,137,500
Peninsula Pacific Entertainment LLC (7), (8)	11/13/2024	Hotel, Gaming and Leisure	—	—		1,250,000	—	(12,500)
Pestell Minerals and Ingredients Inc. (5), (9)	06/01/2023	Beverage, Food and Tobacco	7.60%	1M L+525		15,000,000	14,855,180	14,788,844
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.25%	3M L+575		2,129,677	2,097,141	2,113,705
Questex, LLC	09/09/2024	Media: Diversified and Production	9.02%	3M L+625		7,481,250	7,338,857	7,331,625
Questex, LLC (Revolver) (7)	09/09/2024	Media: Diversified and Production	9.02%	3M L+625		199,468	199,468	195,479
Questex, LLC (Revolver) (7), (8)	09/09/2024	Media: Diversified and Production	—	—		997,340	—	(19,947)
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	7.15%	3M L+475		9,375,000	9,296,186	7,781,250
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	8.60%	1M L+625		5,217,188	5,124,447	5,086,758
Research Horizons, LLC (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—	—		2,128,378	—	(53,210)
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.60%	1M L+625		189,189	189,189	184,459
Research Horizons, LLC (Revolver) (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—	—		756,757	—	(18,919)
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	8.02%	1M L+550		24,750,000	23,650,118	24,224,063
International LLC
Salient CRGT Inc.	02/28/2022	High Tech Industries	8.27%	1M L+575		13,046,365	12,864,796	12,720,206
SFP Holding, Inc. (7)	09/01/2022	Construction and Building	8.90%	3M L+625		6,827,259	6,771,647	6,827,259
SFP Holding, Inc. (7), (8)	09/01/2022	Construction and Building	—	—		3,909,952	—	—
SFP Holding, Inc. (Revolver) (7)	09/01/2022	Construction and Building	8.90%	3M L+625		166,667	166,667	166,667
SFP Holding, Inc. (Revolver) (7), (8)	09/01/2022	Construction and Building	—	—		333,333	—	—
Smile Brands Inc. (7)	10/14/2024	Healthcare and Pharmaceuticals	7.13%	1M L+450		1,130,193	1,130,193	1,118,891
Smile Brands Inc. (7), (8)	10/14/2024	Healthcare and Pharmaceuticals	—	—		3,378,557	—	(33,786)
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	9.00%	P+350		269,375	269,375	264,472
Smile Brands Inc. (Revolver) (7), (8)	10/14/2024	Healthcare and Pharmaceuticals	—	—		1,346,875	—	(24,513)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	8.35%	1M L+600		483,333	483,333	406,000
Snak Club, LLC (Revolver) (7), (8)	07/19/2021	Beverage, Food and Tobacco	—	—		183,333	—	(29,333)
Snak Club, LLC (Revolver) (7), (8)	02/22/2019	Beverage, Food and Tobacco	—	—		133,333	—	(1,333)
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	7.52%	1M L+500		7,856,923	7,760,262	7,778,354
Tensar Corporation	07/09/2021	Construction and Building	7.55%	3M L+475		22,620,696	22,486,967	21,998,627
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.95%	3M L+525		6,446,313	6,406,628	6,349,618
The Original Cakerie, Co. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	7.50%	1M L+500		7,683,034	7,623,473	7,644,619
The Original Cakerie Ltd. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	7.00%	2M L+450		5,472,647	5,434,179	5,445,284
The Original Cakerie Ltd. (Revolver) (5), (7), (9)	07/20/2022	Consumer Goods: Non-Durable	7.02%	1M L+450		453,915	453,915	449,376
The Original Cakerie Ltd. (Revolver) (5), (7), (8), (9)	07/20/2022	Consumer Goods: Non-Durable	—	—		964,569	—	(9,646)
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	15.77%	3M L+1,325		7,892,576	7,819,288	7,616,336
UBEO, LLC	04/03/2024	Capital Equipment	7.00%	1M L+450		11,177,269	11,070,783	11,065,497
UBEO, LLC (7), (8)	04/03/2024	Capital Equipment	—	—		3,086,646	—	(30,866)
UBEO, LLC (Revolver) (7)	04/03/2024	Capital Equipment	7.00%	3M L+450		733,333	733,333	719,987
UBEO, LLC (Revolver) (7), (8)	04/03/2024	Capital Equipment	—	—		2,200,000	—	(40,040)
UniTek Global Services, Inc.	08/20/2024	Telecommunications	8.01%	1M L+550		10,473,750	10,265,482	10,264,276
US Dominion, Inc.	07/15/2024	Capital Equipment	9.28%	3M L+675		5,970,000	5,871,766	5,970,000
US Dominion, Inc. (Revolver) (7), (8)	07/15/2024	Capital Equipment	—	—		2,500,000	—	—
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	11.80%	1M L+900		3,019,531	3,019,531	2,868,555
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	7.99%	1M L+550		16,696,749	16,629,095	16,769,788
Veterinary Specialists of North America, LLC (7), (8)	07/15/2021	Healthcare and Pharmaceuticals	—	—		756,953	—	3,311
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	7.97%	1M L+550		183,333	183,333	184,135
(Revolver) (7)
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	—	—		696,667	—	3,046
(Revolver) (7), (8)
Total First Lien Secured Debt							789,260,258	774,269,800

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Second Lien Secured Debt—4.0%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	11.28%	3M L+875	2,000,000	$1,964,477	$1,990,000
DecoPac, Inc. (7)	03/31/2025	Beverage, Food and Tobacco	11.05%	3M L+825	11,341,463	11,142,133	11,341,463
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	6M L+925	3,775,000	3,703,769	3,699,500
McAfee, LLC (7)	09/29/2025	High Tech Industries	11.01%	1M L+850	2,291,667	2,259,295	2,268,750
PT Network, LLC (7)	04/12/2023	Healthcare and Pharmaceuticals	12.43%	3M L+1,000	1,666,667	1,639,569	1,641,667
Total Second Lien Secured Debt						20,709,243	20,941,380
Preferred Equity—0.5% (6), (7)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	23,385
(PT Network, LLC) (11)
Condor Holdings Limited (5), (9)	—	High Tech Industries	—	—	88,000	10,173	10,918
Condor Top Holdco Limited (5), (9)	—	High Tech Industries	—	—	88,000	77,827	83,521
NXOF Holdings, Inc. (NextiraOne Federal, LLC)		Aerospace and Defense	—	—	490	490,000	418,627
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	370,171
Super Senior Preferred Equity
UniTek Global Services, Inc. - Senior Preferred Equity	—	Telecommunications	18.00%	—	448,851	448,851	598,490
UniTek Global Services, Inc.	—	Telecommunications	13.50%	—	1,047,317	670,283	1,057,330
Total Preferred Equity						2,062,865	2,562,442
Common Equity/Warrants—3.9% (6), (7)
Affinion Group Holdings, Inc.	—	Consumer Goods: Durable	—	—	99,029	3,514,573	1,936,142
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Goods: Durable	—	—	4,298	1,186,649	1,916
AG Investco LP (11)	—	Software	—	—	650,000	650,000	650,000
AG Investco LP (8), (11)	—	Software	—	—	350,000	—	—
By Light Investco LP (11)	—	High Tech Industries	—	—	21,908	2,190,771	4,005,419
By Light Investco LP (8), (11)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	112,001	1,153,614	1,312,852
(Allied America, Inc.) (11)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	200,000
(PT Network, LLC) (11)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	47,893	500,000	616,564
(SFP Holding, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	2,467,943
eCommission Holding Corporation (9)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	253,021
Faraday Holdings, LLC	—	Construction and Building	—	—	1,141	58,044	313,935
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	500,000	720,053
(The Infosoft Group, LLC)
GCOM InvestCo LP (11)	—	High Tech Industries	—	—	1,281,433	1,281,433	1,992,167
GCOM InvestCo LP (8), (11)	—	High Tech Industries	—	—	718,567	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	324,675
(American Insulated Glass, LLC) (11)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,248,423
(Integrative Nutrition, LLC) (11)
ITC Rumba, LLC (Cano Health, LLC) (11)	—	Healthcare and Pharmaceuticals	—	—	17,500	350,000	327,829
JWC/UMA Holdings, L.P.	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,081,804
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	1,381,740
(Walker Edison Furniture Company LLC)
NXOF Holdings, Inc. (NextiraOne Federal, LLC)	—	Aerospace and Defense	—	—	10,000	10,000	—
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	500,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	184,299
Class B (US Dominion, Inc.)
TPC Broadband Investors, LP (11)	—	Telecommunications	—	—	748,706	748,706	1,086,579
TPC Broadband Investors, LP (8), (11)	—	Telecommunications	—	—	251,294	—	—
UniTek Global Services, Inc.	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (11)	—	Aerospace and Defense	—	—	142,857	142,857	288,571
Total Common Equity/Warrants						18,576,963	20,893,932
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						830,609,329	818,667,554
Investments in Controlled, Affiliated Portfolio Companies—30.4% (3), (4)
First Lien Secured Debt—21.4%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	05/06/2024	Financial Services	10.80%	3M L+800	113,312,500	113,312,500	113,312,500
Equity Interests—9.0%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	—	Financial Services	—	—	—	48,562,500	47,683,261
Total Investments in Controlled, Affiliated Portfolio Companies						161,875,000	160,995,761
Total Investments—184.9%						992,484,329	979,663,315
Cash and Cash Equivalents—6.6%
BlackRock Federal FD Institutional 30						32,409,149	32,409,149
BNY Mellon Cash						2,887,750	2,771,247
Total Cash and Cash Equivalents						35,296,899	35,180,396
Total Investments and Cash Equivalents—191.6%						$1,027,781,228	$1,014,843,711
Liabilities in Excess of Other Assets—(91.6)%							(485,056,989)
Net Assets—100.0%							$529,786,722
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L” or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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

(9)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2018, qualifying assets represent 22% of our total assets and non-qualifying assets represent 78% of our total assets.

(10)	Par amount is denominated in Canadian Dollars (C$) as denoted.
(11)	Investment is held through our Taxable Subsidiary (See Note 1).

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—159.5% (3), (4)
First Lien Secured Debt—151.6%
Alera Group Intermediate Holdings, Inc.	08/01/2025	Banking, Finance, Insurance and Real Estate	6.74%	1M L+450		9,975,000	$9,950,063	$10,099,688
Allied America, Inc.	08/08/2022	Business Services	9.39%	3M L+700		1,685,452	1,685,452	1,688,823
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.34%	3M L+525		5,857,878	5,800,066	5,770,010
American Scaffold	03/31/2022	Aerospace and Defense	8.89%	3M L+650		4,500,000	4,455,413	4,455,000
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.84%	3M L+650		10,107,368	9,986,139	9,715,708
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.25%	1M L+600		4,987,500	4,927,669	4,937,625
API Technologies Corp. (Revolver) (7), (8)	04/22/2024	Aerospace and Defense	—	—		1,968,504	—	(9,843)
Beauty Industry Group Opco, LLC	04/06/2023	Consumer Goods: Non-Durable	7.00%	1M L+475		33,047,995	32,717,900	32,882,753
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.89%	3M L+550		11,850,000	11,752,654	11,731,500
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.57%	3M L+725		15,454,395	15,157,019	15,454,395
By Light Professional IT Services, LLC (Revolver) (7), (8)	05/16/2022	High Tech Industries	—	—		2,311,784	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.82%	3M L+650		10,917,500	10,824,456	10,937,086
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	6.99%	1M L+475		2,418,750	2,406,335	2,322,000
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.99%	1M L+575		3,874,317	3,881,627	3,874,317
CD&R TZ Purchaser, Inc. (7)	07/21/2023	Consumer Goods: Durable	8.39%	3M L+600		16,161,170	15,861,453	15,837,947
CHA Holdings, Inc. (7)	04/10/2025	Environmental Industries	6.89%	3M L+450		6,145,313	6,115,613	6,176,039
CHA Holdings, Inc. (7), (8)	04/10/2025	Environmental Industries	—	—		1,339,286	—	6,696
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	7.89%	1M L+575		426,868	426,868	422,599
Challenger Performance Optimization,	08/31/2023	Business Services	—	—		284,579	—	(2,846)
Inc. (Revolver) (7), (8)
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	8.35%	1M L+625		4,539,286	4,535,666	3,994,572
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.39%	3M L+500		17,727,205	17,691,760	17,195,389
Credit Infonet, Inc.	03/13/2023	High Tech Industries	8.52%	6M L+600		26,713,426	26,527,311	26,713,426
Credit Infonet, Inc. (Revolver) (7), (8)	03/13/2023	High Tech Industries	—	—		1,000,000	—	—
DBI Holding, LLC	08/02/2021	Business Services	7.51%	1M L+525		17,395,068	17,297,351	17,395,068
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.74%	3M L+550		7,344,001	7,214,912	7,344,001
Deva Holdings, Inc. (Revolver) (7), (8)	10/31/2022	Consumer Goods: Non-Durable	—	—		2,115,000	—	—
Digital Room Holdings, Inc. (7)	12/29/2023	Media: Advertising, Printing and Publishing	7.25%	1M L+500		16,376,250	16,227,058	16,192,017
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.14%	3M L+575		14,486,029	14,260,279	14,341,169
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	—	—		2,941,176	—	(29,412)
(Revolver) (7), (8)
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.92%	2M L+475		10,085,149	10,062,733	10,085,149
Driven Performance Brands, Inc. (Revolver) (7), (8)	09/30/2022	Consumer Goods: Durable	—	—		1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.39%	3M L+800		19,923,750	19,762,133	20,172,797
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.24%	1M L+700		20,742,489	20,646,931	20,742,489
Education Networks of America, Inc. (Revolver) (7)	05/06/2021	Telecommunications	9.19%	1M L+700		1,304,348	1,304,348	1,304,348
Education Networks of America, Inc. (Revolver) (7), (8)	05/06/2021	Telecommunications	—	—		869,565	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	9.14%	3M L+675		9,331,620	9,268,771	9,284,961
ENC Holding Corporation (7), (8)	05/30/2025	Transportation: Cargo	—	—		628,571	—	(1,571)
GCOM Software LLC (Revolver) (7), (8)	11/14/2022	High Tech Industries	—	—		2,666,667	—	—
GSM Holdings, Inc. (7)	06/03/2024	Consumer Goods: Durable	6.86%	3M L+450		5,097,491	5,072,239	5,072,003
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	6.87%	3M L+450		1,187,750	1,187,750	1,181,811
GSM Holdings, Inc. (Revolver) (7), (8)	06/03/2024	Consumer Goods: Durable	—	—		3,563,250	—	(17,817)
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	10.39%	3M L+800		10,952,132	10,770,250	10,842,611
iEnergizer Limited and Aptara, Inc. (5), (9)	05/01/2019	Business Services	8.25%	1M L+600		5,445,988	5,434,106	5,432,373
Impact Group, LLC (7)	06/27/2023	Wholesale	8.64%	1M L+625		12,482,923	12,364,105	12,420,509
Impact Group, LLC (7), (8)	06/27/2023	Wholesale	—	—		12,491,009	—	(62,455)
Innova Medical Ophthalmics Inc. (5), (9)	04/13/2022	Capital Equipment	9.14%	3M L+675		3,339,631	3,303,281	3,322,933
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9)	04/13/2022	Capital Equipment	10.75%	P+550		176,991	176,991	176,106
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (8), (9)	04/13/2022	Capital Equipment	—	—		353,982	—	(1,770)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	7.15%	3M L+475		36,000,000	35,640,000	35,640,000
Integrative Nutrition, LLC (Revolver) (7), (8)	09/29/2023	Consumer Services	—	—		5,000,000	—	—
Intralinks, Inc.	11/14/2024	Business Services	6.25%	1M L+400		14,451,316	14,384,410	14,478,484
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.74%	1M L+650		4,230,023	4,216,353	3,933,921
K2 Pure Solutions NoCal, L.P. (7)	02/19/2021	Chemicals, Plastics and Rubber	11.24%	1M L+900		3,925,501	3,865,568	3,925,501
KHC Holdings, Inc.	10/31/2022	Wholesale	8.39%	3M L+600		12,109,261	11,972,865	12,109,261
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.49%	1M L+425		262,097	262,097	262,097
KHC Holdings, Inc. (Revolver) (7), (8)	10/30/2020	Wholesale	—	—		947,581	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.89%	3M L+950		10,098,000	9,966,385	9,694,080
Leap Legal Software Pty Ltd (5), (9), (10)	09/12/2022	High Tech Industries	7.73%	3M L+575	A	$9,925,000	7,688,759	7,181,254
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	10.33%	3M L+800		4,596,389	4,528,529	2,987,653
			(PIK 6.00%)
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	9.14%	3M L+675		9,251,830	9,147,743	9,205,570
Lombart Brothers, Inc. (Revolver) (7)	04/13/2022	Capital Equipment	10.75%	P+550		619,469	619,469	616,372
Lombart Brothers, Inc. (Revolver) (7), (8)	04/13/2022	Capital Equipment	—	—		619,469	—	(3,098)
Long Island Vision Management, LLC	09/11/2023	Healthcare and Pharmaceuticals	7.14%	3M L+475		6,052,632	5,992,433	5,976,091
Long Island Vision Management, LLC (7), (8)	09/11/2023	Healthcare and Pharmaceuticals	—	—		3,947,368	—	(49,918)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.12%	1M L+500		10,000,000	9,914,849	9,900,000
Long’s Drugs Incorporated (Revolver) (7), (8)	08/19/2022	Healthcare and Pharmaceuticals	—	—		3,000,000	—	(60,000)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.12%	1M L+600		14,046,875	13,932,255	13,537,676
Manna Pro Products, LLC (7)	12/08/2023	Consumer Goods: Non-Durable	8.17%	1M L+600		6,983,750	6,909,661	6,930,659
Manna Pro Products, LLC (7), (8)	12/08/2023	Consumer Goods: Non-Durable	—	—		975,000	—	(7,412)
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	7.64%	3M L+525		3,343,309	3,313,221	3,343,309
Marketplace Events LLC (10)	01/27/2021	Media: Diversified and Production	7.07%	P+275	C	$16,473,429	11,599,021	12,744,421

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

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK, interest and other fee rates, if any.

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

DECEMBER 31, 2018

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

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $520 million as of December 31, 2018 at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

In November 2017, we completed a follow-on public offering of 6,292,000 shares of common stock at a public offering price of $14.15 per share resulting in net proceeds of approximately $88.0 million. The Investment Adviser paid approximately $2.1 million of the sales load payable to the underwriters. We are not obligated to repay the sales load paid by the Investment Adviser.

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

DECEMBER 31, 2018

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

(4)

The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)

Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

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

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments, the Credit Facility and the 2023 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three months ended December 31, 2018 and 2017, we recorded a provision for taxes of zero million and $0.2 million, respectively, pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

DECEMBER 31, 2018

(Unaudited)

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

(h) Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued the Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule was effective on November 5, 2018. We do not anticipate the impact of this final rule to have a material impact on our consolidated financial statements.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

shares were outstanding. For the three months ended December 31, 2018 and 2017, the Investment Adviser earned a base management fee of $2.5 million and $1.8 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2018 and 2017, the Investment Adviser earned $0.2 million and zero, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2018 and 2017, the Investment Adviser reversed a prior accrual of incentive fee on capital gains of zero and $(0.1) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued but not payable for under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2018 and 2017 was $(1.4) million and $0.2 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2019. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2018 and 2017, we reimbursed the Investment Adviser approximately $0.3 million and $0.3 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three months ended December 31, 2018 and 2017.

For the three months ended December 31, 2018 and 2017, we sold $38.0 million and $27.3 million in investments, respectively, to PSSL at fair value and recognized $0.2 million and less than $0.1 million of net realized gains for the same periods, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2018 and 2017 totaled $180.8 million and $177.0 million, respectively. Sales and repayments of investments for the same periods totaled $190.3 million and $149.1 million, respectively.

Investments, cash and cash equivalents consisted of the following:

	December 31, 2018		September 30, 2018
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$789,260,258	$774,269,800	$817,243,688	$812,235,476
First lien in PSSL	113,312,500	113,312,500	101,062,500	101,062,500
Second lien	20,709,243	20,941,380	20,904,958	21,234,713
Equity	20,639,828	23,456,374	18,744,371	21,282,875
Equity interests in PSSL	48,562,500	47,683,261	43,312,500	44,797,729
Total investments	992,484,329	979,663,315	1,001,268,017	1,000,613,293
Cash and cash equivalents	35,296,899	35,180,396	72,231,801	72,224,183
Total investments and cash and cash equivalents	$1,027,781,228	$1,014,843,711	$1,073,499,818	$1,072,837,476

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2018 (1)	September 30, 2018 (1)
Hotel, Gaming and Leisure	8%	6%
Aerospace and Defense	7	6
Beverage, Food and Tobacco	7	7
Business Services	7	8
Consumer Goods: Non-Durable	7	11
High Tech Industries	7	10
Chemicals, Plastics and Rubber	6	2
Healthcare and Pharmaceuticals	6	5
Telecommunications	6	6
Capital Equipment	5	5
Construction and Building	5	5
Media: Diversified and Production	5	4
Consumer Services	4	4
Wholesale	4	5
Banking, Finance, Insurance & Real Estate	3	—
Consumer Goods: Durable	3	5
Media: Advertising, Printing and Publishing	3	3
Retail	2	2
Media: Broadcasting and Subscription	1	1
All Other	4	5
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2018, PSSL had total assets of $513.7 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $25.0 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $113.3 million and equity interests of $48.6 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $15.3 million was unfunded. As of December 31, 2018, we had commitments to fund equity interests in PSSL of $55.1 million, of which $6.6 million was unfunded.

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

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of December 31, 2018 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	December 31, 2018	September 30, 2018
Total investments	$493,498,304	$425,420,881
Weighted average cost yield on income producing investments	8.2%	7.8%
Number of portfolio companies in PSSL	43	42
Largest portfolio company investment	$22,238,204	$21,152,781
Total of five largest portfolio company investments	$101,748,191	$95,941,790

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2018:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
December 31, 2018
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—905.5%
First Lien Secured Debt—905.5%
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.80%	3M L+525		4,937,028	$4,901,256	$4,862,972
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.27%	1M L+575		19,850,000	19,618,504	19,552,250
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.73%	1M L+725		10,685,318	10,477,301	10,685,318
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.02%	3M L+650		11,824,583	11,719,714	11,739,860
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.27%	1M L+575		7,405,542	7,363,839	7,294,458
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.09%	1M L+575		10,387,126	10,287,442	10,231,319
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.80%	3M L+500		4,348,465	4,348,465	3,696,195
Credit Infonet, Inc.	03/13/2023	High Tech Industries	7.99%	3M L+550		14,634,146	14,634,146	14,634,146
DBI Holding, LLC (15.00% PIK)	02/03/2020	Business Services	15.00%	—		402,237	402,237	402,237
			(PIK 15.00%)
DBI Holding, LLC	08/02/2021	Business Services	7.76%	1M L+525		12,406,250	12,311,780	12,282,187
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.77%	3M L+625		19,899,497	19,899,498	19,899,497
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.53%	1M L+500		16,539,192	16,384,932	16,456,496
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.56%	3M L+575		12,406,250	12,218,867	12,313,203
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.56%	3M L+575		8,228,307	8,166,880	8,166,594
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	7.26%	3M L+525	A	$10,000,000	7,355,762	6,828,819
GCOM Software LLC	11/14/2022	High Tech Industries	9.98%	1M L+750		17,845,267	17,696,789	17,845,267
Good2Grow LLC	11/18/2024	Beverages	6.88%	3M L+425		12,500,000	12,376,317	12,375,000
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	8.80%	3M L+600		14,743,125	14,604,136	14,211,145
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	7.30%	3M L+450		17,318,136	17,167,090	17,318,136
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	7.30%	3M L+450		12,500,000	12,438,299	12,375,000
Impact Group, LLC	06/27/2023	Wholesale	9.30%	3M L+650		9,950,000	9,839,206	9,900,250
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.32%	1M L+425	A	$15,000,000	10,949,943	10,452,106
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.30%	3M L+550		10,000,000	9,901,831	9,808,745
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	7.80%	3M L+575	A	$14,900,000	10,595,172	10,384,733
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.51%	2M L+500		17,955,000	17,796,181	17,865,225
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.38%	1M L+600		7,218,750	7,269,670	6,857,813
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.46%	1M L+600		6,930,000	6,839,059	6,783,742
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.53%	P+275	C	$5,805,254	4,479,619	4,229,192
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.80%	3M L+500		6,037,775	5,998,782	5,994,081
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.80%	3M L+600		17,129,826	17,011,267	16,958,528
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.77%	1M L+425		14,925,000	14,787,621	14,738,438
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.97%	1M L+450		13,930,000	13,790,700	13,930,000
Output Services Group, Inc.	03/27/2024	Business Services	6.77%	1M L+425		7,943,419	7,974,366	7,685,258
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.68%	1M L+525		10,000,000	9,900,678	9,859,229
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.52%	1M L+500		10,972,500	10,864,573	10,533,600
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.25%	3M L+575		1,771,693	1,744,623	1,758,407
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	7.06%	3M L+450		11,375,000	11,263,781	11,261,250
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.35%	1M L+600		4,624,995	4,624,995	3,931,246
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.77%	1M L+425		15,341,053	15,344,147	15,264,348
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.79%	3M L+525		10,134,044	10,083,386	9,982,033
UBEO, LLC	04/03/2024	Capital Equipment	7.00%	3M L+450		22,417,187	22,208,627	22,193,015
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.52%	1M L+500		8,478,750	8,335,698	8,478,750
US Dominion, Inc.	07/15/2024	Capital Equipment	9.28%	3M L+675		3,980,000	3,914,773	3,980,000
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.87%	3M L+650		16,307,500	15,992,767	15,981,350
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.53%	1M L+900		4,918,750	4,839,795	4,918,750
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	8.28%	3M L+550		6,732,771	6,705,425	6,598,116
Total First Lien Secured Debt							497,429,939	493,498,304
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							497,429,939	493,498,304
Cash and Cash Equivalents—13.6%
BlackRock Federal FD Institutional 30							5,762,918	5,762,918
US Bank Cash							1,643,778	1,628,015
Total Cash and Cash Equivalents							7,406,696	7,390,933
Total Investments and Cash Equivalents—919.1%							$504,836,635	$500,889,237
Liabilities in Excess of Other Assets—(819.1)%								(446,394,081)
Members' Equity—100.0%								$54,495,156

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$497,429,939 and $425,336,210, respectively)	$493,498,304	$425,420,881
Cash and cash equivalents (cost—$7,406,696 and $13,520,127, respectively)	7,390,933	13,520,760
Interest receivable	2,205,506	1,670,053
Receivable for investments sold	8,264,315	—
Prepaid expenses and other assets	2,350,815	2,784,477
Total assets	513,709,873	443,396,171
Liabilities
PSSL Credit Facility payable	328,141,911	275,285,900
Notes payable to members	129,500,000	115,500,000
Interest payable on PSSL Credit Facility	1,340,014	1,065,306
Interest payable on notes to members	38,861	99,966
Accrued other expenses	193,931	247,595
Total liabilities	459,214,717	392,198,767
Commitments and contingencies (1)	—	—
Members' equity	54,495,156	51,197,404
Total liabilities and members' equity	$513,709,873	$443,396,171

(1)	PSSL had no unfunded commitments to fund investments as of December 31, 2018 or September 30, 2018.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$9,541,567	$1,973,655
Other income	157,913	—
Total investment income	9,699,480	1,973,655
Expenses:
Interest and expenses on PSSL Credit Facility	4,087,476	651,537
Interest expense on notes to members	3,220,623	612,297
Administrative services expenses	250,000	75,000
Other general and administrative expenses (1)	113,650	351,786
Total expenses	7,671,749	1,690,620
Net investment income	2,027,731	283,035
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized gain (loss) on investments	258,233	(49,176)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(4,035,710)	454,362
Credit facility depreciation (appreciation) on foreign currency translations	847,498	(324,288)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	(3,188,212)	130,074
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(2,929,979)	80,898
Net (decrease) increase in members' equity resulting from operations	$(902,248)	$363,933

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the three months ended December 31, 2018 and 2017, our ability to observe valuation inputs resulted in no reclassifications.

In addition to using the above inputs in cash equivalents, investments, the 2023 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such bids do not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. We have adopted ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.

The remainder of our investment portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$280,635,472	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,268,750	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	606,946,828	Market Comparable	Market Yield	6.8% – 20.7% (9.8%)
Second lien	18,672,630	Market Comparable	Market Yield	11.1% – 14.1% (11.9%)
Equity	23,456,374	Enterprise Market Value	EBITDA multiple	6.3x – 11.7x (9.1x)
Total Level 3 investments	$931,980,054
Long-Term Credit Facility	$345,867,658	Market Comparable	Market Yield	5.56%

Asset Category	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$303,786,401	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,543,750	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	609,511,575	Market Comparable	Market Yield	6.6% – 17.5% (9.7%)
Second lien	18,690,963	Market Comparable	Market Yield	10.7% – 14.1% (11.7%)
Equity	21,282,875	Enterprise Market Value	EBITDA multiple	6.2x – 12.0x (9.2x)
Total Level 3 investments	$955,815,564
Long-Term Credit Facility	$332,128,815	Market Comparable	Market Yield	5.3%

Our investments, cash and cash equivalents, Credit Facility and the 2023 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2018
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$887,582,300	$—	$—	$887,582,300	$—
Second lien	20,941,380	—	—	20,941,380	—
Equity	71,139,635	—	—	23,456,374	47,683,261
Total investments	979,663,315	—	—	931,980,054	47,683,261
Cash and cash equivalents	35,180,396	35,180,396	—	—	—
Total investments and cash and cash equivalents	$1,014,843,711	$35,180,396	$—	$931,980,054	$47,683,261
Long-Term Credit Facility	$345,867,658	$—	$—	$345,867,658	$—
2023 Notes	133,410,829	133,410,829	—	—	—
Total debt	$479,278,487	$133,410,829	$—	$345,867,658	$—

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

DECEMBER 31, 2018

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2018
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$913,297,976	$42,517,588	$955,815,564
Net realized gains	271,716	—	271,716
Net unrealized (depreciation) appreciation	(9,982,247)	180,425	(9,801,822)
Purchases, PIK interest, net discount accretion and non-cash exchanges	174,081,000	1,908,075	175,989,075
Sales, repayments and non-cash exchanges	(190,086,145)	(208,334)	(190,294,479)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$887,582,300	$44,397,754	$931,980,054
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(10,488,442)	$180,425	$(10,308,017)

	Three Months Ended December 31, 2017
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$609,668,554	$100,814,208	$710,482,762
Net realized (losses) gains	(2,986,899)	120,604	(2,866,295)
Net unrealized appreciation	2,117,000	1,368,645	3,485,645
Purchases, PIK interest, net discount accretion and non-cash exchanges	151,260,150	26,150,027	177,410,177
Sales, repayments and non-cash exchanges	(140,711,004)	(8,371,950)	(149,082,954)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$619,347,801	$120,081,534	$739,429,335
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$1,423,429	$1,455,982	$2,879,411

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Long-Term Credit Facility	2018	2017
Beginning Balance (cost – $333,727,520 and $253,783,301, respectively)	$332,128,815	$256,858,457
Net change in unrealized depreciation included in earnings	(3,441,137)	(634,168)
Borrowings	104,500,000	11,485,010
Repayments	(87,320,020)	(74,900,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $350,907,500 and $190,368,311, respectively)	$345,867,658	$192,809,299

As of December 31, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	12,407,500	12,813,010	January 1, 2019	405,510

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $4.5 million and $10.9 million, respectively, relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three months ended December 31, 2018 and 2017. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2018 and 2017, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.5 million and $3.1 million, respectively. As of December 31, 2018 and September 30, 2018, the net unrealized depreciation on our Credit Facility and the 2023 Notes totaled $10.2 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2018 were as follows:

Name of Investment	Fair Value at September 30, 2018	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Interest Income	Dividend Income	Net Change in Depreciation	Fair Value at December 31, 2018	Net Realized Gains (Losses)
Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$145,860,229	$17,500,000	$—	$2,818,045	$1,575,000	$(2,364,468)	$160,995,761	$—
Total Controlled Affiliates	$145,860,229	$17,500,000	$—	$2,818,045	$1,575,000	$(2,364,468)	$160,995,761	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2018	2017
Numerator for net increase in net assets resulting from operations	$4,995,195	$1,918,782
Denominator for basic and diluted weighted average shares	38,772,074	36,895,509
Basic and diluted net increase in net assets per share resulting from operations	$0.13	$0.05

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2018 and September 30, 2018, cash and cash equivalents consisted of money market funds in the amounts of $35.2 million and $72.2 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2018	2017
Per Share Data:
Net asset value, beginning of period	$13.82	$14.10
Net investment income (loss) (1)	0.28	(0.05)
Net change in realized and unrealized (loss) gain (1)	(0.15)	0.10
Net increase in net assets resulting from operations (1)	0.13	0.05
Distributions to stockholders (1), (2)	(0.29)	(0.28)
(Dilutive) effect of common stock issuance	0.00	(0.01)
Net asset value, end of period	$13.66	$13.86
Per share market value, end of period	$11.57	$13.72
Total return* (3)	13.06%	(3.28)%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	1.82%	2.53%
Ratio of debt related expenses to average net assets (5)	4.84%	4.11%
Ratio of total expenses to average net assets (5)	6.66%	6.64%
Ratio of net investment income to average net assets (5)	10.78%	4.78%
Net assets at end of period	$529,786,722	$537,420,251
Weighted average debt outstanding	$486,048,277	$275,476,105
Weighted average debt per share (1)	$12.54	$7.47
Asset coverage per unit (6)	$2,105	$2,634
Portfolio turnover ratio	74.40%	81.67%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2018 and 2017, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 5.29% and 7.75%, respectively. As of December 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2018 and September 30 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 211% and 215%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $520 million as of December 31, 2018, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of December 31, 2018 and September 30, 2018, Funding I had $350.9 million and $333.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.34% and 4.25%, exclusive of the fee on undrawn commitments as of December 31, 2018 and September 30, 2018, respectively.

During the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in October 2023. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2018

(Unaudited)

in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2018, we were in compliance with the covenants relating to our Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee.

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

The 2023 Notes have not been and will not be registered under the Securities Act of 1933, as amended, or the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2018 and September 30, 2018, we had $85.3 million and $79.4 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $21.9 million and $39.4 million, respectively, to PSSL as of December 31, 2018 and September 30, 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2018, and the related consolidated statements of operations, the related consolidated statements of changes in net assets, and cash flows for the three-month periods ended December 31, 2018 and 2017, and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 14, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2018, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

February 6, 2019

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2018, our portfolio totaled $979.7 million and consisted of $887.6 million of first lien secured debt (including $113.3 million in PSSL), $20.9 million of second lien secured debt and $71.2 million of preferred and common equity (including $47.7 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of December 31, 2018, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $13.3 million. Our overall portfolio consisted of 85 companies with an average investment size of $11.5 million, had a weighted average yield on debt investments of 9.2%, and was invested 91% in first lien secured debt (including 12% in PSSL), 2% in second lien secured debt and 7% in preferred and common equity (including 5% in PSSL). As of December 31, 2018, all of the investments held by PSSL were first lien secured debt.

As of September 30, 2018, our portfolio totaled $1,000.6 million and consisted of $913.3 million of first lien secured debt (including $101.1 million in PSSL), $21.2 million of second lien secured debt and $66.1 million of preferred and common equity (including $44.8 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of September 30, 2018, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $0.9 million. Our overall portfolio consisted of 88 companies with an average investment size of $11.4 million, had a weighted average yield on debt investments of 8.8%, and was invested 91% in first lien secured debt (including 10% in PSSL), 2% in second lien secured debt and 7% in preferred and common equity (including 4% in PSSL). As of September 30, 2018, all of the investments held by PSSL were first lien secured debt.

For the three months ended December 31, 2018, we invested $180.7 million in nine new and 24 existing portfolio companies with a weighted average yield on debt investments of 8.6%. Sales and repayments of investments for the three months ended December 31, 2018 totaled $190.3 million.

For the three months ended December 31, 2017, we invested $176.9 million in 11 new and 11 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the three months ended December 31, 2017 totaled $149.1 million.

PennantPark Senior Secured Loan Fund I LLC

As of December 31, 2018, PSSL’s portfolio totaled $493.5 million, consisted of 43 companies with an average investment size of $11.5 million and had a weighted average yield on debt investments of 8.2%. As of September 30, 2018, PSSL’s portfolio totaled $425.4 million, consisted of 42 companies with an average investment size of $10.1 million and had a weighted average yield on debt investments of 7.8%.

For the three months ended December 31, 2018, PSSL invested $142.4 million (including $38.0 million purchased from the Company) in nine new and seven existing portfolio companies with a weighted average yield on debt investments of 8.1%. PSSL’s sales and repayments of investments for the three months ended December 31, 2018 totaled $70.7 million. For the three months ended December 31, 2017, PSSL invested $47.9 million (including $27.3 million purchased from the Company) in seven new portfolio companies with a weighted average yield on debt investments of 7.4%. PSSL’s sales and repayments of investments for the three months ended December 31, 2018 totaled $0.9 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $4.5 million and $10.9 million, respectively, relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three months ended December 31, 2018 and 2017. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three months ended December 31, 2018 and 2017, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.5 million and $3.1 million, respectively. As of December 31, 2018 and September 30, 2018, the net unrealized depreciation on our Credit Facility and the 2023 Notes totaled $10.2 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments, our Credit Facility and the 2023 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2018 and 2017.

Investment Income

Investment income for the three months ended December 31, 2018 was $23.2 million and was attributable to $21.1 million from first lien secured debt and $2.1 million from second lien secured debt and preferred equity. Investment income for the three months ended December 31, 2017 was $14.8 million and was attributable to $13.6 million from first lien senior debt and $1.2 million from second lien secured debt and subordinated debt. The increase in investment income compared to the same period in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three months ended December 31, 2018 totaled $12.2 million. Base management fee for the same period totaled $2.5 million, incentive fee totaled $(1.2) million (including $0.2 million on net investment income and $(1.4) million accrued but not payable on realized gains), debt related interest and expenses totaled $9.8 million (including $4.5 million in Credit Facility amendment costs) and general and administrative expenses totaled $1.1 million. Expenses for the three months ended December 31, 2017 totaled $16.8 million. Base management fee for the same period totaled $1.8 million, incentive fee totaled $0.1 million (including $(0.1) million on realized gains and $0.2 million on unrealized gains accrued but not payable), debt related interest and expenses totaled $13.5 million (including $10.9 million in Credit Facility amendment and debt issuance costs on the 2023 Notes), general and administrative expenses totaled $1.2 million and provision for taxes totaled $0.2 million. The decrease in expenses compared to the same period in the prior year was primarily due to the expenses incurred in connection with the debt issuance costs on the 2023 Notes in the prior period.

Net Investment Income (Loss)

Net investment income (loss) totaled $10.9 million, or $0.28 per share, for the three months ended December 31, 2018, and $(1.9) million, or $(0.05) per share, for the three months ended December 31, 2017. The increase in net investment income compared to the same period in the prior year was primarily due to the growth of our portfolio in the current period and the additional expenses incurred in connection with the debt issuance costs on the 2023 Notes in the prior period.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2018 totaled $190.3 million and net realized gains totaled $0.9 million. Sales and repayments of investments totaled $149.1 million and net realized losses totaled $2.8 million for the three months ended December 31, 2017. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three months ended December 31, 2018 and 2017, we reported net change in unrealized (depreciation) appreciation on investments of $(12.4) million and $3.5 million, respectively. As of December 31, 2018 and September 30, 2018, our net unrealized depreciation on investments totaled $13.3 million and $0.9 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three months ended December 31, 2018 and 2017, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.5 million and $3.1 million, respectively. As of December 31, 2018 and September 30, 2018, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $10.2 million and $4.7 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $5.0 million, or $0.13 per share, for the three months ended December 31, 2018. This compares to a net change in net assets resulting from operations of $1.9 million, or $0.05 per share, for the three months ended December 31, 2017. The increase in the net change in net assets from operations compared to the same period in the prior year was primarily due to the growth of our portfolio in the current period and the additional expenses incurred in connection with the debt issuance costs on the 2023 Notes in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of December 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2018 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 211% and 215%, respectively.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of December 31, 2018, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of December 31, 2018 and September 30, 2018, Funding I had $350.9 million and $333.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.34% and 4.25%, exclusive of the fee on undrawn commitments as of December 31, 2018 and September 30, 2018, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2018 and 2017, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 5.29% and 7.75%, respectively (excluding amendment and debt issuance costs, amounts were 4.37% and 3.80%, respectively). As of December 31, 2018 and September 30, 2018, we had $169.1 million and $71.3 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

During the revolving period, the Credit Facility bears interest at LIBOR plus 200 basis points and, after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years, maturing in October 2023. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2018, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the three months ended December 31, 2018 and 2017, we issued zero and 6.3 million shares respectively. As a result, we raised approximately zero and $88.0 million in net proceeds from our issuances of our equity capital.

As of December 31, 2018 and September 30, 2018, we had cash equivalents of $35.2 million and $72.2 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $43.6 million for the three months ended December 31, 2018, and our financing activities provided cash of $6.1 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2018, PSSL had total assets of $513.7 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $25.0 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2018, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $113.3 million and equity interests of $48.6 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $15.3 million was unfunded. As of December 31, 2018, we had commitments to fund equity interests in PSSL of $55.1 million, of which $6.6 million was unfunded.

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

Additionally, PSSL has entered into the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PSSL Subsidiary, which as of December 31, 2018 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	December 31, 2018	September 30, 2018
Total investments	$493,498,304	$425,420,881
Weighted average cost yield on income producing investments	8.2%	7.8%
Number of portfolio companies in PSSL	43	42
Largest portfolio company investment	$22,238,204	$21,152,781
Total of five largest portfolio company investments	$101,748,191	$95,941,790

Below is a listing of PSSL’s individual investments as of December 31, 2018:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
December 31, 2018
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—905.5%
First Lien Secured Debt—905.5%
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.80%	3M L+525		4,937,028	$4,901,256	$4,862,972
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.27%	1M L+575		19,850,000	19,618,504	19,552,250
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.73%	1M L+725		10,685,318	10,477,301	10,685,318
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.02%	3M L+650		11,824,583	11,719,714	11,739,860
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.27%	1M L+575		7,405,542	7,363,839	7,294,458
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.09%	1M L+575		10,387,126	10,287,442	10,231,319
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.80%	3M L+500		4,348,465	4,348,465	3,696,195
Credit Infonet, Inc.	03/13/2023	High Tech Industries	7.99%	3M L+550		14,634,146	14,634,146	14,634,146
DBI Holding, LLC (15.00% PIK)	02/03/2020	Business Services	15.00%	—		402,237	402,237	402,237
			(PIK 15.00%)
DBI Holding, LLC	08/02/2021	Business Services	7.76%	1M L+525		12,406,250	12,311,780	12,282,187
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.77%	3M L+625		19,899,497	19,899,498	19,899,497
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.53%	1M L+500		16,539,192	16,384,932	16,456,496
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.56%	3M L+575		12,406,250	12,218,867	12,313,203
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.56%	3M L+575		8,228,307	8,166,880	8,166,594
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	7.26%	3M L+525	A	$10,000,000	7,355,762	6,828,819
GCOM Software LLC	11/14/2022	High Tech Industries	9.98%	1M L+750		17,845,267	17,696,789	17,845,267
Good2Grow LLC	11/18/2024	Beverages	6.88%	3M L+425		12,500,000	12,376,317	12,375,000
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	8.80%	3M L+600		14,743,125	14,604,136	14,211,145
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	7.30%	3M L+450		17,318,136	17,167,090	17,318,136
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	7.30%	3M L+450		12,500,000	12,438,299	12,375,000
Impact Group, LLC	06/27/2023	Wholesale	9.30%	3M L+650		9,950,000	9,839,206	9,900,250
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.32%	1M L+425	A	$15,000,000	10,949,943	10,452,106
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.30%	3M L+550		10,000,000	9,901,831	9,808,745
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	7.80%	3M L+575	A	$14,900,000	10,595,172	10,384,733
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.51%	2M L+500		17,955,000	17,796,181	17,865,225
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.38%	1M L+600		7,218,750	7,269,670	6,857,813
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.46%	1M L+600		6,930,000	6,839,059	6,783,742
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.53%	P+275	C	$5,805,254	4,479,619	4,229,192
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.80%	3M L+500		6,037,775	5,998,782	5,994,081
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.80%	3M L+600		17,129,826	17,011,267	16,958,528
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.77%	1M L+425		14,925,000	14,787,621	14,738,438
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.97%	1M L+450		13,930,000	13,790,700	13,930,000
Output Services Group, Inc.	03/27/2024	Business Services	6.77%	1M L+425		7,943,419	7,974,366	7,685,258
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.68%	1M L+525		10,000,000	9,900,678	9,859,229
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.52%	1M L+500		10,972,500	10,864,573	10,533,600
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.25%	3M L+575		1,771,693	1,744,623	1,758,407
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	7.06%	3M L+450		11,375,000	11,263,781	11,261,250
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.35%	1M L+600		4,624,995	4,624,995	3,931,246
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.77%	1M L+425		15,341,053	15,344,147	15,264,348
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.79%	3M L+525		10,134,044	10,083,386	9,982,033
UBEO, LLC	04/03/2024	Capital Equipment	7.00%	3M L+450		22,417,187	22,208,627	22,193,015
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.52%	1M L+500		8,478,750	8,335,698	8,478,750
US Dominion, Inc.	07/15/2024	Capital Equipment	9.28%	3M L+675		3,980,000	3,914,773	3,980,000
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.87%	3M L+650		16,307,500	15,992,767	15,981,350
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.53%	1M L+900		4,918,750	4,839,795	4,918,750
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	8.28%	3M L+550		6,732,771	6,705,425	6,598,116
Total First Lien Secured Debt							497,429,939	493,498,304
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							497,429,939	493,498,304
Cash and Cash Equivalents—13.6%
BlackRock Federal FD Institutional 30							5,762,918	5,762,918
US Bank Cash							1,643,778	1,628,015
Total Cash and Cash Equivalents							7,406,696	7,390,933
Total Investments and Cash Equivalents—919.1%							$504,836,635	$500,889,237
Liabilities in Excess of Other Assets—(819.1)%								(446,394,081)
Members' Equity—100.0%								$54,495,156

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$497,429,939 and $425,336,210, respectively)	$493,498,304	$425,420,881
Cash and cash equivalents (cost—$7,406,696 and $13,520,127, respectively)	7,390,933	13,520,760
Interest receivable	2,205,506	1,670,053
Receivable for investments sold	8,264,315	—
Prepaid expenses and other assets	2,350,815	2,784,477
Total assets	513,709,873	443,396,171
Liabilities
PSSL Credit Facility payable	328,141,911	275,285,900
Notes payable to members	129,500,000	115,500,000
Interest payable on PSSL Credit Facility	1,340,014	1,065,306
Interest payable on notes to members	38,861	99,966
Accrued other expenses	193,931	247,595
Total liabilities	459,214,717	392,198,767
Commitments and contingencies (1)	—	—
Members' equity	54,495,156	51,197,404
Total liabilities and members' equity	$513,709,873	$443,396,171

(1)	PSSL had no unfunded commitments to fund investments as of December 31, 2018 or September 30, 2018.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$9,541,567	$1,973,655
Other income	157,913	—
Total investment income	9,699,480	1,973,655
Expenses:
Interest and expenses on PSSL Credit Facility	4,087,476	651,537
Interest expense on notes to members	3,220,623	612,297
Administrative services expenses	250,000	75,000
Other general and administrative expenses (1)	113,650	351,786
Total expenses	7,671,749	1,690,620
Net investment income	2,027,731	283,035
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized gain (loss) on investments	258,233	(49,176)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(4,035,710)	454,362
Credit facility depreciation (appreciation) on foreign currency translations	847,498	(324,288)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	(3,188,212)	130,074
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(2,929,979)	80,898
Net (decrease) increase in members' equity resulting from operations	$(902,248)	$363,933

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2018, including borrowings under our Credit Facility, 2023 Notes and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$345.9	$—	$—	$345.9	$—
2023 Notes	133.4	—	40.0	93.4	—
Total debt outstanding (1)	$479.3	$—	$40.0	$439.3	$—
Unfunded commitments to PSSL	21.9	—	—	—	21.9
Unfunded investments (2)	85.3	0.1	6.0	42.7	36.5
Total contractual obligations	$586.5	$0.1	$46.0	$482.0	$58.4

___________________________________

(1)

The annualized weighted average cost of debt as of December 31, 2018, excluding amendment costs and debt issuance costs, was 4.20% exclusive of the fee on the undrawn commitment on the Credit Facility.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

During both the three months ended December 31, 2018 and 2017, we declared distributions of $0.285 per share, for total distributions of $11.1 million and $10.4 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued the Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule was effective on November 5, 2018. We do not anticipate the impact of this final rule to have a material impact on our consolidated financial statements.

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,667)	$(0.15)
Up 1%	$5,667	$0.15
Up 2%	$11,334	$0.29
Up 3%	$17,121	$0.44
Up 4%	$22,968	$0.59

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Recently passed legislation will allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was signed into law and amended the 1940 Act to decrease this percentage from 200% to 150% for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. Since on April 5, 2018 our Board has approved such reduction, if we comply with the applicable disclosure requirements, we will be able to incur additional indebtedness on April 5, 2019, which may increase the risk of investing in us. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage.

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

As of December 31, 2018 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 211% and 215%, respectively. Since our leverage was 90% and 87% of our net assets as of December 31, 2018 and September 30, 2018, respectively, we would have to receive an annual return of at least 2.02% and 1.93%, respectively, to cover annual interest payments.

As of December 31, 2018, we had outstanding borrowings of $350.9 million under our Credit Facility and $138.6 million outstanding under our 2023 Notes. Our consolidated debt outstanding was $489.5 million and had a weighted average annual interest rate at the time of 4.20%, exclusive of the fees on the undrawn commitment on our Credit Facility. To cover the annual interest on our borrowings of $489.5 million outstanding as of December 31, 2018, at the weighted average annual rate of 4.20%, we would have to receive an annual yield of at least 2.02%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of December 31, 2018 of 47% of total assets (including such borrowed funds), at the current interest rate at the time of 4.20%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(23.1)%	(13.5)%	(3.9)%	5.7%	15.4%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

4.2

Deed of Trust dated November 23, 2017, between PennantPark Floating Rate Capital Ltd. and Mishmeret Trust Company, Ltd. (Incorporated by reference to Exhibit (d)(8) to the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333- 215111), filed on December 13, 2017).

10.1

Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 30, 2018, among PennantPark Floating Rate Funding I, LLC, as borrower, PennantPark Investment Advisers, LLC, as collateral manager, the lenders from time to time parties thereto, SunTrust Bank, as administrative agent, SunTrust Robinson Humphrey, Inc., as lead arranger, and U.S. Bank National Association, as collateral agent, as collateral administrator, as backup collateral manager, and as custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on November 8, 2018).

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 6, 2019	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 6, 2019	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)