Form 10-Q
period 2019-03-31
PennantPark Floating Rate Capital Ltd.
filed 2019-05-08
CIK 1504619

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00891

PENNANTPARK FLOATING RATE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

MARYLAND	27-3794690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 905-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PFLT	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2019 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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

Item 1.Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	September 30, 2018
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$814,383,877 and $856,893,017, respectively)	$788,954,496	$854,753,064
Controlled, affiliated investments (cost—$172,812,500 and $144,375,000, respectively)	172,507,113	145,860,229
Total of investments (cost—$987,196,377 and $1,001,268,017, respectively)	961,461,609	1,000,613,293
Cash and cash equivalents (cost—$33,800,646 and $72,231,801, respectively)	33,742,035	72,224,183
Interest receivable	2,818,212	2,813,808
Receivable for investments sold	13,945,000	—
Prepaid expenses and other assets	106,097	792,069
Total assets	1,012,072,953	1,076,443,353
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	—	59,587,222
Credit Facility payable (cost—$352,307,500 and $333,727,520, respectively) (See Notes 5 and 10)	348,939,801	332,128,815
2023 Notes payable (cost—$138,579,858) (See Notes 5 and 10)	137,360,355	135,503,385
Interest payable on debt	2,961,963	2,638,504
Base management fee payable (See Note 3)	2,418,706	2,419,629
Performance-based incentive fee payable (See Note 3)	2,514,047	3,298,404
Accrued other expenses	929,778	1,342,479
Total liabilities	498,807,997	540,601,785
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	539,462,336	539,462,336
Accumulated distributable net loss	(26,236,152)	(3,659,540)
Total net assets	$513,264,956	$535,841,568
Total liabilities and net assets	$1,012,072,953	$1,076,443,353
Net asset value per share	$13.24	$13.82

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$16,825,167	$14,639,839	$34,995,165	$28,507,259
Other income	1,390,690	262,878	2,011,879	696,058
From controlled, affiliated investments:
Interest	3,214,482	898,103	6,032,527	1,433,863
Dividend	1,575,000	700,000	3,150,000	700,000
Total investment income	23,005,339	16,500,820	46,189,571	31,337,180
Expenses:
Base management fee (See Note 3)	2,418,706	1,929,703	4,917,472	3,751,766
Performance-based incentive fee (See Note 3)	2,514,047	375,101	1,321,638	523,111
Interest and expenses on debt (See Note 10)	5,316,180	3,477,374	10,621,658	6,095,682
Administrative services expenses (See Note 3)	350,000	500,000	850,000	1,000,000
Other general and administrative expenses	616,077	618,750	1,232,152	1,237,501
Expenses before amendment costs, debt issuance costs and provision for taxes	11,215,010	6,900,928	18,942,920	12,608,060
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	5,013	—	4,517,292	10,869,098
Provision for taxes	—	200,000	—	400,000
Total expenses	11,220,023	7,100,928	23,460,212	23,877,158
Net investment income	11,785,316	9,399,892	22,729,359	7,460,022
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on investments	1,079,348	1,463,057	2,002,814	(1,323,494)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(13,288,572)	(1,013,160)	(23,330,111)	2,184,996
Controlled, affiliated investments	573,851	435,258	(1,790,617)	753,700
Debt (appreciation) depreciation (See Notes 5 and 10)	(5,621,668)	5,304,713	(87,975)	8,433,318
Net change in unrealized (depreciation) appreciation on investments and debt	(18,336,389)	4,726,811	(25,208,703)	11,372,014
Net realized and unrealized (loss) gain from investments and debt	(17,257,041)	6,189,868	(23,205,889)	10,048,520
Net (decrease) increase in net assets resulting from operations	$(5,471,725)	$15,589,760	$(476,530)	$17,508,542
Net (decrease) increase in net assets resulting from operations per common share (See Note 7)	$(0.14)	$0.40	$(0.01)	$0.46
Net investment income per common share	$0.30	$0.24	$0.59	$0.20

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net (decrease) increase in net assets resulting from operations:
Net investment income	$11,785,316	$9,399,892	$22,729,359	$7,460,022
Net realized gain (loss) on investments	1,079,348	1,463,057	2,002,814	(1,323,494)
Net change in unrealized (depreciation) appreciation on investments	(12,714,721)	(577,902)	(25,120,728)	2,938,696
Net change in unrealized (appreciation) depreciation on debt	(5,621,668)	5,304,713	(87,975)	8,433,318
Net (decrease) increase in net assets resulting from operations	(5,471,725)	15,589,760	(476,530)	17,508,542
Distributions to stockholders	(11,050,041)	(11,050,041)	(22,100,082)	(21,474,602)
Capital transactions
Public offering (See Note 1)	—	—	—	89,031,800
Offering costs	—	—	—	(1,012,044)
Net increase in net assets resulting from capital transactions	—	—	—	88,019,756
Net (decrease) increase in net assets	(16,521,766)	4,539,719	(22,576,612)	84,053,696
Net assets:
Beginning of period	529,786,722	537,420,251	535,841,568	457,906,274
End of period	$513,264,956	$541,959,970	$513,264,956	$541,959,970
Capital share activity:
Shares issued from public offering	—	—	—	6,292,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(476,530)	$17,508,542
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	25,120,728	(2,938,696)
Net change in unrealized appreciation (depreciation) on debt	87,975	(8,433,318)
Net realized (gain) loss on investments	(2,002,814)	1,323,494
Net accretion of discount and amortization of premium	(760,733)	(793,775)
Purchases of investments	(316,812,305)	(315,338,526)
Payment-in-kind interest	(524,049)	(327,152)
Proceeds from dispositions of investments	333,519,118	195,684,288
Increase in interest receivable	(4,404)	(206,481)
(Increase) decrease in receivable for investments sold	(13,945,000)	13,123,508
Decrease in prepaid expenses and other assets	685,972	511,463
Decrease in payable for investments purchased	(59,587,222)	(11,904,336)
Increase in interest payable on debt	323,459	1,916,695
(Decrease) increase in base management fee payable	(923)	144,897
Decrease in performance-based incentive fee payable	(784,357)	(2,113,655)
(Decrease) increase in accrued other expenses	(412,701)	125,473
Net cash used in operating activities	(35,573,786)	(111,717,579)
Cash flows from financing activities:
Public offering	—	89,031,800
Offering costs	—	(1,012,044)
Distributions paid to stockholders	(22,100,082)	(20,876,862)
Proceeds from 2023 Notes issuance (See Notes 5 and 10)	—	138,579,858
Borrowings under Credit Facility (See Notes 5 and 10)	190,700,000	61,485,010
Repayments under Credit Facility (See Notes 5 and 10)	(172,120,020)	(125,095,000)
Net cash (used in) provided by financing activities	(3,520,102)	142,112,762
Net (decrease) increase in cash equivalents	(39,093,888)	30,395,183
Effect of exchange rate changes on cash	611,740	(898,043)
Cash and cash equivalents, beginning of period	72,224,183	18,910,756
Cash and cash equivalents, end of period	$33,742,035	$48,407,896
Supplemental disclosure of cash flow information:
Interest paid	$10,298,199	$15,048,085
Taxes paid	$273,941	$377,618
Non-cash exchanges and conversions	$18,032,254	$53,200,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—153.7% (3), (4)
First Lien Secured Debt—142.1%
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.73%		3M L+525	5,842,972	$5,767,681	$5,784,543
American Insulated Glass, LLC (7)	12/21/2023	Building Products	7.98%		3M L+550	15,000,000	14,717,734	14,700,000
American Insulated Glass, LLC (7), (8)	12/21/2023	Building Products	—		—	649,351	—	(12,987)
American Scaffold	03/31/2022	Aerospace and Defense	9.10%		3M L+650	4,375,000	4,337,135	4,331,250
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	9.24%		3M L+650	9,817,759	9,718,823	7,166,964
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.25%		1M L+575	4,844,390	4,789,552	4,771,724
API Technologies Corp. (Revolver) (7), (8)	04/22/2024	Aerospace and Defense	—		—	1,968,504	—	(19,685)
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	8.11%		3M L+550	11,790,000	11,702,224	11,672,100
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.74%		1M L+725	8,048,666	7,853,653	8,048,666
By Light Professional IT Services, LLC (Revolver) (7)	05/16/2022	High Tech Industries	9.74%		1M L+725	554,828	554,828	554,828
By Light Professional IT Services, LLC (Revolver) (7), (8)	05/16/2022	High Tech Industries	—		—	1,756,956	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.10%		3M L+650	2,882,702	2,860,586	2,859,356
Cano Health, LLC (7)	12/23/2021	Healthcare and Pharmaceuticals	8.74%		1M L+625	1,123,791	1,114,009	1,123,791
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.25%		1M L+575	3,854,600	3,861,036	3,758,235
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	8.56%		3M L+600	16,078,670	15,805,789	15,797,294
CHA Holdings, Inc. (7)	04/10/2025	Environmental Industries	7.10%		3M L+450	6,114,509	6,086,790	6,076,293
CHA Holdings, Inc. (7), (8)	04/10/2025	Environmental Industries	—		—	1,339,286	—	(8,371)
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	8.23%		1M L+575	569,158	569,158	563,466
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	—		—	142,289	—	(1,423)
(Revolver) (7), (8)
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	9.50%		P+400	17,713,095	17,681,757	11,630,461
Country Fresh Holdings, LLC, First Out (7)	05/07/2019	Beverage, Food and Tobacco	7.49%		1M L+500	594,875	585,876	594,875
Country Fresh Holdings, LLC, First Out (7), (8)	05/07/2019	Beverage, Food and Tobacco	—		—	148,719	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.75%		3M L+625	949,709	934,365	949,709
Deva Holdings, Inc. (Revolver) (7), (8)	10/31/2022	Consumer Goods: Non-Durable	—		—	2,115,000	—	—
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.50%		1M L+500	11,293,750	11,210,044	11,209,047
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.35%		3M L+575	14,413,235	14,207,165	14,269,103
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.38%		3M L+575	1,317,353	1,317,353	1,304,179
(Revolver) (7)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—		—	3,073,824	—	(30,738)
(Revolver) (7), (8)
Douglas Sewer Intermediate, LLC (7)	10/19/2022	Chemicals, Plastics and Rubber	8.35%		3M L+575	9,866,166	9,796,462	9,767,504
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.60%		3M L+800	19,240,505	19,103,997	19,048,100
eCommission Financial Services, Inc. (9)	10/05/2023	Banking, Finance, Insurance & Real Estate	7.48%		1M L+500	24,688,125	24,688,125	24,688,125
eCommission Financial Services, Inc. (Revolver) (7), (8), (9)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.63%		3M L+700	10,335,302	10,312,372	10,283,626
Education Networks of America, Inc. (Revolver) (7)	05/06/2021	Telecommunications	9.64%		3M L+700	2,173,913	2,173,913	2,163,043
Education Networks of America, Inc. (Revolver) (7), (8)	05/06/2021	Telecommunications	—		—	2,105,285	—	(42,106)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	9.35%		3M L+675	7,374,113	7,338,624	7,337,242
GCOM Software LLC	11/14/2022	High Tech Industries	9.99%		1M L+750	5,300,412	5,178,471	5,300,412
GCOM Software LLC (Revolver) (7)	11/14/2022	High Tech Industries	11.00%		P+550	1,333,333	1,333,333	1,333,333
GCOM Software LLC (Revolver) (7), (8)	11/14/2022	High Tech Industries	—		—	1,333,333	—	—
Good2Grow LLC	11/18/2024	Beverages	6.85%		3M L+425	7,481,250	7,410,052	7,406,438
Good2Grow LLC (Revolver) (7)	11/16/2023	Beverages	6.83%		3M L+425	941,100	941,100	931,689
Good2Grow LLC (Revolver) (7), (8)	11/16/2023	Beverages	—		—	2,195,900	—	(21,959)
GSM Holdings, Inc. (7)	06/03/2024	Consumer Goods: Durable	7.25%		3M L+450	14,446,405	14,379,476	14,374,173
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	7.10%		3M L+450	1,425,297	1,425,297	1,418,170
GSM Holdings, Inc. (Revolver) (7), (8)	06/03/2024	Consumer Goods: Durable	—		—	5,701,187	—	(28,506)
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	—	(6)	—	10,952,132	10,785,997	9,418,834
HW Holdco, LLC	12/10/2024	Media	8.85%		3M L+625	7,529,516	7,457,185	7,454,223
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	8.85%		3M L+625	499,355	499,355	494,362
HW Holdco, LLC (Revolver) (7), (8)	12/10/2024	Media	—		—	952,258	—	(9,522)
iEnergizer Limited and Aptara, Inc. (5), (9)	05/01/2019	Business Services	8.50%		1M L+600	4,736,879	4,735,486	4,725,037
IMIA Holdings, Inc. (Revolver) (7), (8)	10/28/2024	Aerospace and Defense	—		—	1,968,504	—	—
Impact Group, LLC (7)	06/27/2023	Wholesale	9.12%		3M L+650	12,875,093	12,803,154	12,810,717
Innova Medical Ophthalmics Inc. (5), (9)	04/13/2023	Capital Equipment	8.85%		3M L+675	3,322,636	3,285,083	3,289,410
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9)	04/13/2023	Capital Equipment	10.50%		P+500	88,496	88,496	88,496
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (8), (9)	04/13/2023	Capital Equipment	—		—	442,478	—	—
Integrative Nutrition, LLC	09/29/2023	Consumer Services	7.55%		3M L+475	35,910,000	35,580,974	35,550,900
Integrative Nutrition, LLC (Revolver) (7), (8)	09/29/2023	Consumer Services	—		—	5,000,000	—	(50,000)
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	9.00%		1M L+650	4,205,023	4,195,745	3,784,521
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (8)	12/20/2023	Chemicals, Plastics and Rubber	—		—	1,428,571	—	(17,740)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	12.10%		1M L+950	5,388,724	5,281,558	5,280,950
			(PIK 3.00%)
Kentucky Downs, LLC (7), (8)	03/07/2025	Hotels, Restaurants and Leisure	—		—	1,120,690	—	—
KHC Holdings, Inc.	10/31/2022	Wholesale	8.60%		3M L+600	12,093,750	11,972,132	12,093,750
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.75%		1M L+425	76,613	76,613	76,613
KHC Holdings, Inc. (Revolver) (7), (8)	10/30/2020	Wholesale	—		—	1,133,065	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	12.10%		3M L+950	10,047,000	9,932,086	9,984,206

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
LAV Gear Holdings, Inc. (7)	10/31/2024	Capital Equipment	8.10%		3M L+550		5,383,333	$5,333,751	$5,287,394
LAV Gear Holdings, Inc. (7), (8)	10/31/2024	Capital Equipment	—		—		3,015,873	—	(53,746)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.10%		3M L+550		476,190	476,190	467,703
LAV Gear Holdings, Inc. (Revolver) (7), (8)	10/31/2024	Capital Equipment	—		—		1,111,111	—	(19,803)
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	—	(6)	—		4,667,648	4,599,788	933,529
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	8.85%		3M L+625		12,035,486	11,895,188	11,915,131
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	10.50%		P+500		655,908	655,908	655,908
Lombart Brothers, Inc. (Revolver) (7), (8)	04/13/2023	Capital Equipment	—		—		583,030	—	—
Long Island Vision Management, LLC	09/07/2023	Healthcare and Pharmaceuticals	7.25%		1M L+475		6,022,368	5,967,119	5,965,571
Long Island Vision Management, LLC (7), (8)	09/07/2023	Healthcare and Pharmaceuticals	—		—		3,947,368	—	(37,228)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.50%		1M L+500		9,950,000	9,873,431	9,850,500
Long’s Drugs Incorporated (Revolver) (7)	08/19/2022	Healthcare and Pharmaceuticals	9.50%		P+400		615,000	615,000	602,700
Long’s Drugs Incorporated (Revolver) (7), (8)	08/19/2022	Healthcare and Pharmaceuticals	—		—		2,385,000	—	(47,700)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.48%		1M L+600		13,865,625	13,761,383	12,825,703
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.49%		1M L+600		7,418,542	7,351,478	7,189,629
Manna Pro Products, LLC (7), (8)	12/08/2023	Consumer Goods: Non-Durable	—		—		1,007,500	—	(31,088)
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	7.75%		1M L+525		3,326,277	3,302,523	3,309,646
Marketplace Events LLC (10)	01/27/2021	Media: Diversified and Production	7.22%		P+275	C	$16,386,709	11,553,750	12,265,960
Marketplace Events LLC (Revolver) (7), (8)	01/27/2021	Media: Diversified and Production	—		—		1,703,163	—	(8,516)
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2021	Capital Equipment	7.50%		P+400		353,357	353,357	352,358
Mission Critical Electronics, Inc. (Revolver) (7), (8)	09/28/2021	Capital Equipment	—		—		971,731	—	(2,746)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.88%		3M L+825		27,327,904	27,560,841	23,866,278
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.50%		1M L+600		17,095,886	16,826,155	17,010,407
New Trident HoldCorp, Inc.	08/01/2022	Healthcare and Pharmaceuticals	—	(6)	—		7,057,310	6,988,207	282,292
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	7.00%		1M L+450		1,843,214	1,824,782	1,843,214
Olde Thompson, LLC - Revolver (7), (8)	05/14/2024	Beverage, Food and Tobacco	—		—		2,642,857	—	—
Ox Two, LLC	02/27/2023	Construction and Building	8.75%		1M L+625		12,907,623	12,827,041	12,907,623
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	12.75%		P+725		250,000	250,000	250,000
Ox Two, LLC (Revolver) (7), (8)	02/27/2023	Construction and Building	—		—		305,555	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotel, Gaming and Leisure	9.85%		3M L+725		11,250,000	11,195,629	11,179,688
Peninsula Pacific Entertainment LLC (7), (8)	11/13/2024	Hotel, Gaming and Leisure	—		—		1,250,000	—	(7,813)
Perforce Software, Inc.	12/27/2024	Software	7.00%		1M L+450		26,595,170	26,463,128	26,495,439
Perforce Software, Inc. (Revolver) (7), (8)	12/27/2024	Software	—		—		337,500	—	(4,033)
Pestell Minerals and Ingredients Inc. (5), (9)	06/01/2023	Beverage, Food and Tobacco	8.05%		3M L+525		14,962,500	14,824,874	14,892,608
Plant Health Intermediate, Inc. (7)	10/19/2022	Chemicals, Plastics and Rubber	8.50%		3M L+575		2,124,352	2,094,037	2,103,109
PRA Events, Inc.	08/08/2022	Business Services	9.61%		3M L+700		2,611,893	2,563,790	2,611,893
Questex, LLC	09/09/2024	Media: Diversified and Production	8.86%		3M L+625		7,462,500	7,326,500	7,313,250
Questex, LLC (Revolver) (7), (8)	09/09/2024	Media: Diversified and Production	—		—		1,196,809	—	(23,936)
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	—	(6)	—		9,375,000	9,286,696	3,949,219
Research Horizons, LLC (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.74%		1M L+625		5,610,051	5,523,504	5,497,850
Research Horizons, LLC (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—		—		1,702,703	—	(34,054)
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.75%		1M L+625		945,946	945,946	927,027
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	8.00%		1M L+550		24,687,500	23,623,960	24,502,344
International LLC
Salient CRGT Inc.	02/28/2022	High Tech Industries	8.25%		1M L+575		1,796,854	1,773,514	1,760,917
SFP Holding, Inc. (7)	09/01/2022	Construction and Building	8.93%		3M L+625		6,793,285	6,740,982	6,793,285
SFP Holding, Inc. (7), (8)	09/01/2022	Construction and Building	—		—		2,034,952	—	—
SFP Holding, Inc. (Revolver) (7), (8)	09/01/2022	Construction and Building	—		—		500,000	—	—
Smile Brands Inc. (7)	10/14/2024	Healthcare and Pharmaceuticals	7.38%		1M L+450		1,127,368	1,127,368	1,116,094
Smile Brands Inc. (7), (8)	10/14/2024	Healthcare and Pharmaceuticals	—		—		3,378,557	—	(33,786)
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	9.00%		P+350		592,625	592,625	581,839
Smile Brands Inc. (Revolver) (7), (8)	10/14/2024	Healthcare and Pharmaceuticals	—		—		1,023,625	—	(18,630)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	8.49%		1M L+600		483,333	483,333	410,834
Snak Club, LLC (Revolver) (7), (8)	07/19/2021	Beverage, Food and Tobacco	—		—		183,333	—	(27,500)
Snak Club, LLC (Revolver) (7), (8)	04/22/2019	Beverage, Food and Tobacco	—		—		133,333	—	-
Solutionreach, Inc.	01/17/2024	Healthcare Technology	8.23%		1M L+575		13,320,000	13,067,202	13,024,738
Solutionreach, Inc. (Revolver) (7), (8)	01/17/2024	Healthcare Technology	—		—		1,665,000	—	(36,908)
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	7.50%		1M L+500		7,775,385	7,683,765	7,697,631
Tensar Corporation	07/09/2021	Construction and Building	7.35%		3M L+475		22,620,696	22,498,974	22,312,373
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.95%		3M L+525		6,133,891	6,099,010	6,072,552
The Original Cakerie, Co. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	7.58%		1M L+500		7,663,681	7,607,544	7,663,681
The Original Cakerie Ltd. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	7.08%		2M L+450		5,458,862	5,422,103	5,458,862
The Original Cakerie Ltd. (Revolver) (5), (7), (9)	07/20/2022	Consumer Goods: Non-Durable	7.00%		1M L+450		226,957	226,957	226,957
The Original Cakerie Ltd. (Revolver) (5), (7), (8), (9)	07/20/2022	Consumer Goods: Non-Durable	—		—		1,191,527	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	15.75%		3M L+1,325		7,892,576	7,827,473	7,813,651
TVC Enterprises, LLC	01/18/2024	Professional Services	7.99%		2M L+550		16,023,857	15,713,929	16,023,857
TVC Enterprises, LLC (7), (8)	01/18/2024	Professional Services	—		—		1,955,719	—	—
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Professional Services	8.00%		3M L+550		162,734	162,734	162,734
TVC Enterprises, LLC (Revolver) (7), (8)	01/18/2024	Professional Services	—		—		1,141,079	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	8.25%		1M L+575		18,090,932	17,838,347	17,696,110
Tyto Athene, LLC (Revolver) (7)	08/27/2024	Aerospace and Defense	8.25%		1M L+575		3,556,818	3,556,818	3,479,193
Tyto Athene, LLC (Revolver) (7), (8)	08/27/2024	Aerospace and Defense	—		—		3,261,364	—	(71,177)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
UBEO, LLC (7)	04/03/2024	Capital Equipment	7.03%	1M L+450	13,164,298	$13,062,847	$13,032,655
UBEO, LLC (7), (8)	04/03/2024	Capital Equipment	—	—	1,099,618	—	(10,996)
UBEO, LLC (Revolver) (7)	04/03/2024	Capital Equipment	7.14%	3M L+450	2,200,000	2,200,000	2,159,960
UBEO, LLC (Revolver) (7), (8)	04/03/2024	Capital Equipment	—	—	733,333	—	(13,347)
UniTek Global Services, Inc.	08/20/2024	Telecommunications	8.10%	3M L+550	10,447,500	10,246,245	10,343,025
US Dominion, Inc.	07/15/2024	Capital Equipment	9.25%	3M L+675	967,563	952,194	967,563
US Dominion, Inc. (Revolver) (7)	07/15/2024	Capital Equipment	9.25%	1M L+675	1,250,000	1,250,000	1,250,000
US Dominion, Inc. (Revolver) (7), (8)	07/15/2024	Capital Equipment	—	—	1,250,000	—	—
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	11.60%	1M L+900	3,011,719	3,011,719	2,921,367
Veterinary Specialists of North America, LLC (7)	07/15/2021	Healthcare and Pharmaceuticals	8.37%	1M L+550	16,980,505	16,936,719	16,980,505
Veterinary Specialists of North America, LLC (7), (8)	07/15/2021	Healthcare and Pharmaceuticals	—	—	430,680	—	—
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	8.91%	1M L+550	403,333	403,333	403,333
(Revolver) (7)
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	—	—	476,667	—	—
(Revolver) (7), (8)
Total First Lien Secured Debt						758,800,335	729,151,403
Second Lien Secured Debt—5.3%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	11.49%	3M L+875	1,655,172	1,626,591	1,655,172
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	8.00%	—	10,639,343	10,639,343	10,639,343
			(PIK 8.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	8.00%	—	21,276	21,276	21,276
			(PIK 8.00%)
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.85%	3M L+825	8,080,426	7,991,414	8,080,426
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	3M L+925	2,871,025	2,819,153	2,813,604
McAfee, LLC (7)	09/29/2025	High Tech Industries	11.00%	1M L+850	2,291,667	2,259,840	2,305,417
PT Network, LLC (7)	04/12/2023	Healthcare and Pharmaceuticals	12.43%	3M L+1,000	1,727,340	1,701,486	1,663,429
			(PIK 12.43%)
Total Second Lien Secured Debt						27,059,103	27,178,667
Preferred Equity—1.9% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	806
(PT Network, LLC) (7), (11)
Condor Holdings Limited (5), (7), (9)	—	High Tech Industries	—	—	88,000	10,173	11,664
Condor Top Holdco Limited (5), (7), (9)	—	High Tech Industries	—	—	88,000	77,827	89,233
DBI Holding, LLC, Series A-1 (9)	—	Business Services	13.00%	—	7,041	7,040,844	7,040,844
			(PIK 13.00%)
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	Aerospace and Defense	—	—	490	490,000	446,400
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	388,679
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. -	—	Telecommunications	18.00%	—	448,851	448,851	626,919
Senior Preferred Equity (7)
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	1,138,070
Total Preferred Equity						9,103,709	9,742,615
Common Equity/Warrants—4.4% (6)
Affinion Group Holdings, Inc. (7)	—	Consumer Goods: Durable	—	—	99,029	3,514,572	244,998
Affinion Group Holdings, Inc., Series C and Series D (7)	—	Consumer Goods: Durable	—	—	4,298	1,186,649	43
AG Investco LP (7), (11)	—	Software	—	—	650,000	650,000	650,000
AG Investco LP (7), (8), (11)	—	Software	—	—	350,000	—	—
By Light Investco LP (7), (11)	—	High Tech Industries	—	—	21,908	2,190,771	6,350,833
By Light Investco LP (7), (8), (11)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	1,287,059
(PRA Events, Inc.) (7), (11)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (11)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	47,893	500,000	579,845
(SFP Holding, Inc.) (7)
DBI Holding, LLC, Series B (9)	—	Business Services	—	—	1,489,508	330,791	330,791
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	2,611,919
eCommission Holding Corporation (7), (9)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	279,784
Faraday Holdings, LLC (7)	—	Construction and Building	—	—	1,141	58,044	339,434
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	500,000	824,569
(The Infosoft Group, LLC) (7)
Gauge TVC Coinvest, LLC	—	Professional Services	—	—	391,144	391,144	391,144
(TVC Enterprises, LLC) (7)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
GCOM InvestCo LP (7), (11)	—	High Tech Industries	—	—	1,281,433	$1,281,433	$1,738,854
GCOM InvestCo LP (7), (8), (11)	—	High Tech Industries	—	—	718,567	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	324,675
(American Insulated Glass, LLC) (7), (11)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,183,836
(Integrative Nutrition, LLC) (7), (11)
ITC Rumba, LLC (Cano Health, LLC) (7), (11)	—	Healthcare and Pharmaceuticals	—	—	19,112	382,230	372,531
ITC Rumba, LLC (Cano Health, LLC) (7), (8), (11)	—	Healthcare and Pharmaceuticals	—	—	2,417	—	(1,227)
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,116,736
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	2,239,720
(Walker Edison Furniture Company LLC) (7)
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	Aerospace and Defense	—	—	10,000	10,000	—
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	500,000
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	56,773
Class B (US Dominion, Inc.) (7)
TPC Broadband Investors, LP (7), (11)	—	Telecommunications	—	—	748,706	748,706	1,129,494
TPC Broadband Investors, LP (7), (8), (11)	—	Telecommunications	—	—	251,294	—	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (7), (11)	—	Aerospace and Defense	—	—	142,857	142,857	330,000
Total Common Equity/Warrants						19,420,730	22,881,811
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						814,383,877	788,954,496
Investments in Controlled, Affiliated Portfolio Companies—33.6% (3), (4)
First Lien Secured Debt—23.6%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	05/06/2024	Financial Services	10.60%	3M L+800	120,968,750	120,968,750	120,968,750
Equity Interests—10.0%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	—	Financial Services	—	—	—	51,843,750	51,538,363
Total Investments in Controlled, Affiliated Portfolio Companies						172,812,500	172,507,113
Total Investments—187.3%						987,196,377	961,461,609
Cash and Cash Equivalents—6.6%
BlackRock Federal FD Institutional 30						30,037,097	30,037,097
BNY Mellon Cash						3,763,549	3,704,938
Total Cash and Cash Equivalents						33,800,646	33,742,035
Total Investments and Cash Equivalents—193.9%						$1,020,997,023	$995,203,644
Liabilities in Excess of Other Assets—(93.9)%							(481,938,688)
Net Assets—100.0%							$513,264,956

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

(9)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019, qualifying assets represent 76% of our total assets and non-qualifying assets represent 24% of our total assets.

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

MARCH 31, 2019

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate both current income and capital appreciation while seeking to preserve capital. We seek to achieve our investment objective by investing primarily in loans bearing variable rates of interest, or Floating Rate Loans, and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Interest on Floating Rate Loans is determined periodically, on the basis of a floating base lending rate such as LIBOR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt, subordinated debt, and, to a lesser extent, equity investments.

We entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $520 million as of March 31, 2019 at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

MARCH 31, 2019

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three and six months ended March 31, 2019, we did not record a provision for taxes. For the three and six months ended March 31, 2018, we recorded a provision for taxes of $0.2 million and $0.4 million, respectively, pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2019, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

Because federal income tax regulations differ from GAAP, distributions characterized in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

Capital transactions in connection with our dividend reinvestment plan, which was terminated on November 22, 2017, or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, we will generally not consolidate our investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL. See further description of our investment in PSSL in Note 4.

(g) Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and Consolidated Schedules of Investments as investments. The creditors of Funding I have received a security interest in all its assets and such assets are not intended to be available to our creditors or any of our affiliates.

(h) Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, or the Final Rule Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Final Rule Release became effective for all filings on or after November 5, 2018. We adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform to these amendments.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2019, the Investment Adviser earned a base management fee of $2.4 million and $4.9 million,

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

respectively, from us. For the three and six months ended March 31, 2018, the Investment Adviser earned a base management fee of $1.9 million and $3.8 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2019, the Investment Adviser earned $2.5 million and $2.7 million, respectively, in incentive fees on net investment income from us. For both the three and six months ended March 31, 2018, the Investment Adviser earned $0.2 million in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both the three and six months ended March 31, 2019, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above). For the three and six months ended March 31, 2018, the Investment Adviser accrued an incentive fee on capital gains of zero and reversed a prior accrual of $(0.1) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2019 was zero and $(1.4) million, respectively. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2018 was $0.2 million and $0.4 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2019. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2019, we reimbursed the Investment Adviser approximately $0.8 million and $1.1 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2018, we reimbursed the Investment Adviser approximately $0.6 million and $0.9 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and six months ended March 31, 2019 and 2018.

For the three and six months ended March 31, 2019, we sold $19.7 million and $57.7 million in investments, respectively, to PSSL at fair value and recognized less than $0.1 million and $0.2 million of net realized gains for the same periods, respectively. For the three and six months ended March 31, 2018, we sold $6.2 million and $33.4 million in investments, respectively, to PSSL at fair value and recognized less than $0.1 million of net realized gains for both periods.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2019 totaled $136.5 million and $317.3 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $138.6 million and $315.7 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2019 totaled $143.2 million and $333.5 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $46.6 million and $195.7 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

Investments, cash and cash equivalents consisted of the following:

	March 31, 2019		September 30, 2018
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$758,800,335	$729,151,403	$817,243,688	$812,235,476
First lien in PSSL	120,968,750	120,968,750	101,062,500	101,062,500
Second lien	27,059,103	27,178,667	20,904,958	21,234,713
Equity	28,524,439	32,624,426	18,744,371	21,282,875
Equity interests in PSSL	51,843,750	51,538,363	43,312,500	44,797,729
Total investments	987,196,377	961,461,609	1,001,268,017	1,000,613,293
Cash and cash equivalents	33,800,646	33,742,035	72,231,801	72,224,183
Total investments and cash and cash equivalents	$1,020,997,023	$995,203,644	$1,073,499,818	$1,072,837,476

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2019 (1)	September 30, 2018 (1)
Hotel, Gaming and Leisure	8%	6%
Business Services	7	8
Aerospace and Defense	6	6
Beverage, Food and Tobacco	6	7
Capital Equipment	6	5
Consumer Goods: Non-Durable	6	11
Healthcare and Pharmaceuticals	6	5
Construction and Building	5	5
Consumer Goods: Durable	5	5
Consumer Services	5	4
Telecommunications	5	6
High Tech Industries	4	10
Media: Diversified and Production	4	4
Banking, Finance, Insurance & Real Estate	3	—
Chemicals, Plastics and Rubber	3	2
Media: Advertising, Printing and Publishing	3	3
Software	3	—
Wholesale	3	5
Building Products	2	—
Healthcare Technology	2	—
Professional Services	2	—
Retail	2	2
All Other	4	6
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2019, PSSL had total assets of $515.0 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $12.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $121.0 million and equity interests of $51.8 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $7.6 million was unfunded. As of March 31, 2019, we had commitments to fund equity interests in PSSL of $55.1 million, of which $3.3 million was unfunded.

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

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of March 31, 2019 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

Below is a summary of PSSL’s portfolio at fair value:

	March 31, 2019	September 30, 2018
Total investments	$502,099,589	$425,420,881
Weighted average cost yield on income producing investments	8.1%	7.8%
Number of portfolio companies in PSSL	43	42
Largest portfolio company investment	$22,193,015	$21,152,781
Total of five largest portfolio company investments	$103,589,946	$95,941,790

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

Below is a listing of PSSL’s individual investments as of March 31, 2019:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
March 31, 2019
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—852.4%
First Lien Secured Debt—830.6%
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.51%	3M L+475		7,808,783	$7,733,777	$7,730,696
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.25%	1M L+575		19,377,559	19,158,207	19,086,898
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.74%	1M L+725		10,685,318	10,490,094	10,685,318
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.10%	3M L+650		11,794,792	11,694,405	11,699,268
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.25%	1M L+575		7,386,650	7,346,274	7,201,984
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.23%	1M L+575		10,322,206	10,226,068	10,218,984
Country Fresh Holdings, LLC, First Out	05/07/2019	Beverage, Food and Tobacco	7.49%	1M L+500		145,922	143,715	145,922
Country Fresh Holdings, LLC, First Out (5)	05/07/2019	Beverage, Food and Tobacco	—	—		36,481	-	-
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	9.50%	1M L+700		4,345,004	4,345,004	2,852,940
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.75%	3M L+625		19,849,246	19,849,246	19,849,246
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.50%	1M L+500		16,497,427	16,348,625	16,373,696
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.35%	3M L+575		12,375,000	12,198,089	12,251,250
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.35%	3M L+575		8,207,736	8,149,748	8,125,658
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	7.17%	3M L+525	A	$10,000,000	7,363,211	6,890,376
GCOM Software LLC	11/14/2022	High Tech Industries	9.99%	1M L+750		17,845,267	17,704,581	17,845,267
Good2Grow LLC	11/18/2024	Beverages	6.85%	3M L+425		12,468,750	12,350,087	12,344,062
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.93%	3M L+600		14,614,688	14,483,367	14,131,653
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	7.10%	3M L+450		19,768,385	19,611,437	19,669,543
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	7.10%	3M L+450		12,468,750	12,409,195	12,406,406
Impact Group, LLC	06/27/2023	Wholesale	9.10%	1M L+650		9,440,185	9,338,670	9,392,984
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.14%	1M L+425	A	$15,000,000	10,958,665	10,423,074
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.75%	1M L+525		20,000,000	19,713,293	19,751,642
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.10%	3M L+550		9,975,000	9,880,342	9,797,230
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	7.67%	3M L+575	A	$14,868,247	10,558,663	10,561,629
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.49%	1M L+500		17,910,000	17,760,080	17,730,900
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.48%	1M L+600		7,171,875	7,219,380	6,633,984
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.48%	1M L+600		6,912,500	6,824,970	6,699,202
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.22%	P+275	C	$5,790,254	4,473,726	4,334,185
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.60%	3M L+500		6,032,695	5,995,982	6,015,648
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.50%	1M L+600		16,904,114	16,794,135	16,819,593
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.74%	1M L+425		14,925,000	14,792,920	14,738,438
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	7.00%	1M L+450		13,895,000	13,756,050	13,895,000
Output Services Group, Inc.	03/27/2024	Business Services	6.75%	1M L+425		7,923,419	7,953,028	7,883,802
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	8.05%	3M L+525		9,975,000	9,880,564	9,928,405
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.50%	1M L+500		10,945,000	10,840,855	10,835,550
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.50%	3M L+575		1,767,264	1,742,045	1,749,592
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	7.31%	3M L+450		11,343,821	11,236,528	11,230,383
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.49%	1M L+600		4,687,495	4,687,495	4,031,246
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.75%	3M L+425		15,302,316	15,305,398	15,302,316
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.99%	6M L+525		9,642,895	9,599,176	9,546,465
UBEO, LLC	04/03/2024	Capital Equipment	6.98%	1M L+450		22,417,187	22,213,822	22,193,015
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.50%	1M L+500		8,457,500	8,319,115	8,457,500
US Dominion, Inc.	07/15/2024	Capital Equipment	9.25%	3M L+675		3,970,000	3,907,191	3,970,000
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	9.30%	3M L+650		16,205,578	15,903,212	16,205,578
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.50%	1M L+900		4,887,500	4,813,222	4,887,500
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	8.10%	3M L+550		6,715,812	6,690,365	6,682,233
Total First Lien Secured Debt							492,764,022	489,206,261
Second Lien Secured Debt—12.9%
DBI Holding, LLC, Term Loan B	08/02/2021	Business Services	8.00%	6M L+525		7,607,291	7,607,291	7,607,291
DBI Holding, LLC, Term Loan C	02/03/2020	Business Services	15.00%	—		15,206	15,206	15,206
			(PIK 15.00%)
Total Second Lien Secured Debt							7,622,497	7,622,497
Equity Securities—8.9%
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	5,034,310
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	236,521
Total Equity Securities							5,270,831	5,270,831
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							505,657,350	502,099,589
Cash and Cash Equivalents—15.2%
BlackRock Federal FD Institutional 30							6,855,729	6,855,729
US Bank Cash							2,073,291	2,068,751
Total Cash and Cash Equivalents							8,929,020	8,924,480
Total Investments and Cash Equivalents—867.6%							$514,586,370	$511,024,069
Liabilities in Excess of Other Assets—(767.6)%								(452,123,083)
Members' Equity—100.0%								$58,900,986

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

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

MARCH 31, 2019

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	March 31, 2019	September 30, 2018
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$505,657,350 and $425,336,210, respectively)	$502,099,589	$425,420,881
Cash and cash equivalents (cost—$8,929,020 and $13,520,127, respectively)	8,924,480	13,520,760
Interest receivable	2,084,271	1,670,053
Prepaid expenses and other assets	1,850,332	2,784,477
Total assets	514,958,672	443,396,171
Liabilities
PSSL Credit Facility payable	316,192,002	275,285,900
Notes payable to members	138,250,000	115,500,000
Interest payable on PSSL Credit Facility	1,357,004	1,065,306
Interest payable on notes to members	122,132	99,966
Accrued other expenses	136,548	247,595
Total liabilities	456,057,686	392,198,767
Commitments and contingencies (1)	—	—
Members' equity	58,900,986	51,197,404
Total liabilities and members' equity	$514,958,672	$443,396,171

(1)	As of March 31, 2019 and September 30, 2018, PSSL had unfunded commitments to fund investments of less than $0.1 million and zero, respectively.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$10,379,484	$3,123,487	$19,921,051	$5,097,142
Other income	141,030	12,219	298,943	12,219
Total investment income	10,520,514	3,135,706	20,219,994	5,109,361
Expenses:
Interest and expenses on PSSL Credit Facility	4,336,173	1,306,299	8,423,649	1,957,836
Interest expense on notes to members	3,673,693	1,026,403	6,894,316	1,638,700
Administrative services expenses	300,000	75,000	550,000	150,000
Other general and administrative expenses (1)	113,650	113,650	227,300	465,436
Total expenses	8,423,516	2,521,352	16,095,265	4,211,972
Net investment income	2,096,998	614,354	4,124,729	897,389
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized gain on investments	320,818	65,122	579,051	15,946
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	388,105	545,340	(3,647,605)	999,702
Credit facility (appreciation) depreciation on foreign currency translations	(350,091)	72,620	497,407	(251,668)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	38,014	617,960	(3,150,198)	748,034
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	358,832	683,082	(2,571,147)	763,980
Net increase in members' equity resulting from operations	$2,455,830	$1,297,436	$1,553,582	$1,661,369

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were charged, they would have separately disclosed in the Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the six months ended March 31, 2019 and 2018, our ability to observe valuation inputs resulted in no reclassifications.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$244,923,583	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,305,417	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	605,196,570	Market Comparable	Market Yield	6.5% – 22.9% (9.4%)
Second lien	24,873,250	Market Comparable	Market Yield	9.9% – 13.5% (10.9%)
Equity	32,624,426	Enterprise Market Value	EBITDA multiple	6.0x – 11.2x (9.5x)
Total Level 3 investments	$909,923,246
Long-Term Credit Facility	$348,939,801	Market Comparable	Market Yield	5.2%

Asset Category	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$303,786,401	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,543,750	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	609,511,575	Market Comparable	Market Yield	6.6% – 17.5% (9.7%)
Second lien	18,690,963	Market Comparable	Market Yield	10.7% – 14.1% (11.7%)
Equity	21,282,875	Enterprise Market Value	EBITDA multiple	6.2x – 12.0x (9.2x)
Total Level 3 investments	$955,815,564
Long-Term Credit Facility	$332,128,815	Market Comparable	Market Yield	5.3%

Our investments, cash and cash equivalents, Credit Facility and the 2023 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2019
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$850,120,153	$—	$—	$850,120,153	$—
Second lien	27,178,667	—	—	27,178,667	—
Equity	84,162,789	—	—	32,624,426	51,538,363
Total investments	961,461,609	—	—	909,923,246	51,538,363
Cash and cash equivalents	33,742,035	33,742,035	—	—	—
Total investments and cash and cash equivalents	$995,203,644	$33,742,035	$—	$909,923,246	$51,538,363
Long-Term Credit Facility	$348,939,801	$—	$—	$348,939,801	$—
2023 Notes	137,360,355	137,360,355	—	—	—
Total debt	$486,300,156	$137,360,355	$—	$348,939,801	$—

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

MARCH 31, 2019

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2019
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$913,297,976	$42,517,588	$955,815,564
Net realized gains	1,284,454	65,936	1,350,390
Net unrealized (depreciation) appreciation	(24,640,721)	1,351,293	(23,289,428)
Purchases, PIK interest, net discount accretion and non-cash exchanges	288,897,752	20,668,086	309,565,838
Sales, repayments and non-cash exchanges	(328,719,308)	(4,799,810)	(333,519,118)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$850,120,153	$59,803,093	$909,923,246
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(24,868,883)	$1,351,293	$(23,517,590)

	Six Months Ended March 31, 2018
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$609,668,554	$100,814,208	$710,482,762
Net realized (losses) gains	(1,788,577)	1,285,506	(503,071)
Net unrealized appreciation	1,950,250	1,081,922	3,032,172
Purchases, PIK interest, net discount accretion and non-cash exchanges	328,005,097	41,654,355	369,659,452
Sales, repayments and non-cash exchanges	(179,331,854)	(69,552,434)	(248,884,288)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$758,503,470	$75,283,557	$833,787,027
Net change in unrealized appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$1,574,094	$1,539,966	$3,114,060

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Long-Term Credit Facility	2019	2018
Beginning Balance (cost – $333,727,520 and $253,783,301, respectively)	$332,128,815	$256,858,457
Net change in unrealized depreciation included in earnings	(1,768,994)	(1,726,053)
Borrowings	190,700,000	61,485,010
Repayments	(172,120,020)	(125,095,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $352,307,500 and $190,173,311, respectively)	$348,939,801	$191,522,414

As of March 31, 2019, we had outstanding non-U.S. dollar borrowings on the Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,500	$13,099,293	April 1, 2019	$691,793

As of September 30, 2018, we had outstanding non-U.S. dollar borrowings on the Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of less than $0.1 million and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2019. Due to that election and in accordance with GAAP, we incurred expenses of zero and $10.9 million, respectively, relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and six months ended March 31, 2018. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $5.6 million and $0.1 million, respectively. For the three and six months ended March 31, 2018, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.3 million and $8.4 million, respectively. As of March 31, 2019 and September 30, 2018, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.6 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2019 were as follows:

Name of Investment	Fair Value at September 30, 2018	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Interest Income	Dividend Income	Net Change in Depreciation	Fair Value at March 31, 2019	Net Realized Gains (Losses)
Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$145,860,229	$28,437,500	$—	$6,032,527	$3,150,000	$(1,790,616)	$172,507,113	$—
Total Controlled Affiliates	$145,860,229	$28,437,500	$—	$6,032,527	$3,150,000	$(1,790,616)	$172,507,113	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Numerator for net (decrease) increase in net assets resulting from operations	$(5,471,725)	$15,589,760	$(476,530)	$17,508,542
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074	38,772,074	37,823,481
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.14)	$0.40	$(0.01)	$0.46

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2019 and September 30, 2018, cash and cash equivalents consisted of money market funds in the amounts of $33.7 million and $72.2 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2019	2018
Per Share Data:
Net asset value, beginning of period	$13.82	$14.10
Net investment income (1)	0.59	0.20
Net change in realized and unrealized (loss) gain (1)	(0.60)	0.26
Net (decrease) increase in net assets resulting from operations (1)	(0.01)	0.46
Distributions to stockholders (1), (2)	(0.57)	(0.57)
(Dilutive) effect of common stock issuance	0.00	(0.01)
Net asset value, end of period	$13.24	$13.98
Per share market value, end of period	$12.81	$13.09
Total return* (3)	1.75%	(5.70)%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.16%	2.61%
Ratio of debt related expenses to average net assets (5)	4.89%	4.36%
Ratio of total expenses to average net assets (5)	8.05%	6.97%
Ratio of net investment income to average net assets (5)	9.49%	4.88%
Net assets at end of period	$513,264,956	$541,959,970
Weighted average debt outstanding	$418,424,913	$311,499,862
Weighted average debt per share (1)	$10.79	$8.24
Asset coverage per unit (6)	$2,044	$2,636
Portfolio turnover ratio	65.73%	52.08%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)

Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan, which was terminated on November 22, 2017.

(4)	Excludes debt related costs.
(5)	Credit Facility amendment and debt issuance costs, if any, are not annualized.
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2019 and 2018, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 6.16% and 7.40%, respectively. As of March 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2019 and September 30 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 204% and 213%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $520 million as of March 31, 2019, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of March 31, 2019 and September 30, 2018, Funding I had $352.3 million and $333.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.47% and 4.25%, exclusive of the fee on undrawn commitments as of March 31, 2019 and September 30, 2018, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2019

(Unaudited)

in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2019, we were in compliance with the covenants relating to the Credit Facility.

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

The 2023 Notes have not been and will not be registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2019 and September 30, 2018, we had $84.1 million and $79.4 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $10.9 million and $39.4 million, respectively, to PSSL as of March 31, 2019 and September 30, 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2019, the related consolidated statements of operations and the related consolidated statements of changes in net assets for the three-month and six-month periods ended March 31, 2019 and 2018,  and cash flows for the six-month periods ended March 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 14, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

May 8, 2019

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2019, our portfolio totaled $961.5 million and consisted of $850.1 million of first lien secured debt (including $121.0 million in PSSL), $27.2 million of second lien secured debt and $84.2 million of preferred and common equity (including $51.5 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments and 1% fixed-rate investments. As of March 31, 2019, we had four portfolio companies on non-accrual, representing 3.2% and 1.5% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $26.0 million. Our overall portfolio consisted of 88 companies with an average investment size of $10.9 million, had a weighted average yield on debt investments of 9.1%, and was invested 88% in first lien secured debt (including 13% in PSSL), 3% in second lien secured debt and 9% in preferred and common equity (including 5% in PSSL). As of March 31, 2019, 97% of the investments held by PSSL were first lien secured debt.

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

For the three months ended March 31, 2019, we invested $136.1 million in five new and 22 existing portfolio companies with a weighted average yield on debt investments of 8.7%. Sales and repayments of investments for the three months ended March 31, 2019 totaled $143.2 million. For the six months ended March 31, 2019, we invested $316.8 million in 14 new and 46 existing portfolio companies with a weighted average yield on debt investments of 8.6%. Sales and repayments of investments for the six months ended March 31, 2019 totaled $333.5 million.

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

PennantPark Senior Secured Loan Fund I LLC

As of March 31, 2019, PSSL’s portfolio totaled $502.1 million, consisted of 43 companies with an average investment size of $11.7 million and had a weighted average yield on debt investments of 8.1%. As of September 30, 2018, PSSL’s portfolio totaled $425.4 million, consisted of 42 companies with an average investment size of $10.1 million and had a weighted average yield on debt investments of 7.8%.

For the three months ended March 31, 2019, we invested $25.2 million (including $19.7 million purchased from the Company) in one new and three existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the three months ended March 31, 2019 totaled $17.8 million. For the six months ended March 31, 2019, we invested $167.6 million in 10 new and 10 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the six months ended March 31, 2019 totaled $88.5 million.

For the three months ended March 31, 2018, we invested $79.9 million in six new and three existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the three months ended March 31, 2018 totaled $6.7 million. For the six months ended March 31, 2018, we invested $127.7 million in 13 new and three existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the six months ended March 31, 2018 totaled $7.7 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of less than $0.1 million and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2019. Due to that election and in accordance with GAAP, we incurred expenses of zero and $10.9 million, respectively, relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and six months ended March 31, 2018. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and six months ended March 31, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $5.6 million and $0.1 million, respectively. For the three and six months ended March 31, 2018, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.3 million and $8.4 million, respectively. As of March 31, 2019 and September 30, 2018, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.6 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Because federal income tax regulations differ from GAAP, distributions characterized in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are subject to tax as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2019 and 2018.

Investment Income

Investment income for the three and six months ended March 31, 2019 was $23.0 million and $46.2 million, respectively, and was attributable to $21.0 million and $42.1 million from first lien secured debt and $2.0 million and $4.1 million from second lien secured debt and preferred equity, respectively. This compares to investment income for the three and six months ended March 31, 2018, which was $16.5 million and $31.3 million, respectively, and was attributable to $13.2 million and $26.8 million from first lien secured debt and $3.3 million and $4.5 million from second lien secured debt, subordinated debt and preferred and common equity, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2019 totaled $11.2 million and $23.5 million, respectively. Base management fee for the same periods totaled $2.4 million and $4.9 million, incentive fee totaled $2.5 million (including $2.5 million on net investment income and zero accrued but not payable on realized gains) and $1.3 million (including $2.7 million on net investment income and $(1.4) million accrued but not payable on realized gains), debt related interest and expenses totaled $5.3 million (including less than $0.1 million in Credit Facility amendment costs) and $15.1 million (including $4.5 million in Credit Facility amendment costs) and general and administrative expenses totaled $1.0 million and $2.2 million, respectively. This compares to expenses for the three and six months ended March 31, 2018, which totaled $7.1 million and $23.9 million, respectively. Base management fee for the same periods totaled $1.9 million and $3.8 million, incentive fee totaled $0.4 million (including $0.2 million on unrealized gains accrued but not payable) and $0.5 million (including $0.4 million on unrealized gains accrued but not payable), debt related interest and expenses totaled $3.5 million and $17.0 million (including $10.9 million in Credit Facility amendment and debt issuance costs on the 2023 Notes), general and administrative expenses totaled $1.1 million and $2.2 million and provision for taxes totaled $0.2 million and $0.4 million, respectively. The increase in expenses for the three months ended March 31, 2019 compared to the same period in the prior year was primarily due to increase in management and incentive fees and debt related interest and expenses due to the growth of our portfolio in the current period. The decrease in expenses for the six months ended March 31, 2019 compared to the same period in the prior year was primarily due to the expenses incurred in connection with the debt issuance costs on the 2023 Notes in the prior period.

Net Investment Income

Net investment income totaled $11.8 million and $22.7 million, or $0.30 and $0.59 per share, for the three and six months ended March 31, 2019, respectively. Net investment income totaled $9.4 million and $7.5 million, or $0.24 and $0.20 per share, for the three and six months ended March 31, 2018, respectively. The increase in net investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2019 totaled $143.2 million and $333.5 million, respectively, and net realized gains totaled $1.1 million and $2.0 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2018 totaled $46.6 million and $195.7 million, respectively, and net realized gains (losses) totaled $1.5 million and $(1.3) million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and six months ended March 31, 2019, we reported net change in unrealized depreciation on investments of $12.7 million and $25.1 million, respectively. For the three and six months ended March 31, 2018, we reported net change in unrealized (depreciation) appreciation on investments of $(0.6) million and $2.9 million, respectively. As of March 31, 2019 and September 30, 2018, our net unrealized depreciation on investments totaled $26.0 million and $0.9 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three and six months ended March 31, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $5.6 million and $0.1 million, respectively. For the three and six months ended March 31, 2018, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $5.3 million and $8.4 million, respectively. As of March 31, 2019 and September 30, 2018, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.6 million and $4.7 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $(5.5) million and $(0.5) million, or $(0.14) and $(0.01) per share, respectively, for the three and six months ended March 31, 2019. This compares to a net change in net assets resulting from operations of $15.6 million and $17.5 million, or $0.40 and $0.46 per share, respectively, for the three and six months ended March 31, 2018. The decrease in the net change in net assets from operations compared to the same periods in the prior year was primarily due to depreciation of the portfolio in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 204% and 213%, respectively.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of March 31, 2019, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of March 31, 2019 and September 30, 2018, Funding I had $352.3 million and $333.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.47% and 4.25%, exclusive of the fee on undrawn commitments as of March 31, 2019 and September 30, 2018, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2019 and 2018, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility, amendment costs and debt issuance costs, was 6.16% and 7.40%, respectively (excluding amendment and debt issuance costs, amounts were 5.08% and 3.91%, respectively). As of March 31, 2019 and September 30, 2018, we had $167.7 million and $71.3 million of unused borrowing capacity under the Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2019, we were in compliance with the covenants relating to the Credit Facility.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the six months ended March 31, 2019 and 2018, we issued zero and 6.3 million shares, respectively. As a result, we raised approximately zero and $88.0 million in net proceeds from our issuances of our equity capital, respectively.

As of March 31, 2019 and September 30, 2018, we had cash equivalents of $33.7 million and $72.2 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $35.6 million for the six months ended March 31, 2019, and our financing activities used cash of $3.5 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for distributions paid to stockholders.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2019, PSSL had total assets of $515.0 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $12.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $121.0 million and equity interests of $51.8 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $7.6 million was unfunded. As of March 31, 2019, we had commitments to fund equity interests in PSSL of $55.1 million, of which $3.3 million was unfunded.

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

Additionally, PSSL has entered into the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PSSL Subsidiary, which as of March 31, 2019 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	March 31, 2019	September 30, 2018
Total investments	$502,099,589	$425,420,881
Weighted average cost yield on income producing investments	8.1%	7.8%
Number of portfolio companies in PSSL	43	42
Largest portfolio company investment	$22,193,015	$21,152,781
Total of five largest portfolio company investments	$103,589,946	$95,941,790

Below is a listing of PSSL’s individual investments as of March 31, 2019:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
March 31, 2019
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—852.4%
First Lien Secured Debt—830.6%
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.51%	3M L+475		7,808,783	$7,733,777	$7,730,696
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.25%	1M L+575		19,377,559	19,158,207	19,086,898
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.74%	1M L+725		10,685,318	10,490,094	10,685,318
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.10%	3M L+650		11,794,792	11,694,405	11,699,268
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.25%	1M L+575		7,386,650	7,346,274	7,201,984
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.23%	1M L+575		10,322,206	10,226,068	10,218,984
Country Fresh Holdings, LLC, First Out	05/07/2019	Beverage, Food and Tobacco	7.49%	1M L+500		145,922	143,715	145,922
Country Fresh Holdings, LLC, First Out (5)	05/07/2019	Beverage, Food and Tobacco	—	—		36,481	-	-
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	9.50%	1M L+700		4,345,004	4,345,004	2,852,940
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.75%	3M L+625		19,849,246	19,849,246	19,849,246
Digital Room Holdings, Inc.	12/29/2023	Media: Advertising, Printing and Publishing	7.50%	1M L+500		16,497,427	16,348,625	16,373,696
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.35%	3M L+575		12,375,000	12,198,089	12,251,250
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.35%	3M L+575		8,207,736	8,149,748	8,125,658
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	7.17%	3M L+525	A	$10,000,000	7,363,211	6,890,376
GCOM Software LLC	11/14/2022	High Tech Industries	9.99%	1M L+750		17,845,267	17,704,581	17,845,267
Good2Grow LLC	11/18/2024	Beverages	6.85%	3M L+425		12,468,750	12,350,087	12,344,062
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.93%	3M L+600		14,614,688	14,483,367	14,131,653
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	7.10%	3M L+450		19,768,385	19,611,437	19,669,543
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	7.10%	3M L+450		12,468,750	12,409,195	12,406,406
Impact Group, LLC	06/27/2023	Wholesale	9.10%	1M L+650		9,440,185	9,338,670	9,392,984
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.14%	1M L+425	A	$15,000,000	10,958,665	10,423,074
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.75%	1M L+525		20,000,000	19,713,293	19,751,642
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.10%	3M L+550		9,975,000	9,880,342	9,797,230
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	7.67%	3M L+575	A	$14,868,247	10,558,663	10,561,629
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.49%	1M L+500		17,910,000	17,760,080	17,730,900
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.48%	1M L+600		7,171,875	7,219,380	6,633,984
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.48%	1M L+600		6,912,500	6,824,970	6,699,202
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.22%	P+275	C	$5,790,254	4,473,726	4,334,185
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.60%	3M L+500		6,032,695	5,995,982	6,015,648
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.50%	1M L+600		16,904,114	16,794,135	16,819,593
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.74%	1M L+425		14,925,000	14,792,920	14,738,438
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	7.00%	1M L+450		13,895,000	13,756,050	13,895,000
Output Services Group, Inc.	03/27/2024	Business Services	6.75%	1M L+425		7,923,419	7,953,028	7,883,802
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	8.05%	3M L+525		9,975,000	9,880,564	9,928,405
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.50%	1M L+500		10,945,000	10,840,855	10,835,550
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.50%	3M L+575		1,767,264	1,742,045	1,749,592
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	7.31%	3M L+450		11,343,821	11,236,528	11,230,383
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.49%	1M L+600		4,687,495	4,687,495	4,031,246
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.75%	3M L+425		15,302,316	15,305,398	15,302,316
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.99%	6M L+525		9,642,895	9,599,176	9,546,465
UBEO, LLC	04/03/2024	Capital Equipment	6.98%	1M L+450		22,417,187	22,213,822	22,193,015
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.50%	1M L+500		8,457,500	8,319,115	8,457,500
US Dominion, Inc.	07/15/2024	Capital Equipment	9.25%	3M L+675		3,970,000	3,907,191	3,970,000
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	9.30%	3M L+650		16,205,578	15,903,212	16,205,578
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.50%	1M L+900		4,887,500	4,813,222	4,887,500
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	8.10%	3M L+550		6,715,812	6,690,365	6,682,233
Total First Lien Secured Debt							492,764,022	489,206,261
Second Lien Secured Debt—12.9%
DBI Holding, LLC, Term Loan B	08/02/2021	Business Services	8.00%	6M L+525		7,607,291	7,607,291	7,607,291
DBI Holding, LLC, Term Loan C	02/03/2020	Business Services	15.00%	—		15,206	15,206	15,206
			(PIK 15.00%)
Total Second Lien Secured Debt							7,622,497	7,622,497
Equity Securities—8.9%
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	5,034,310
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	236,521
Total Equity Securities							5,270,831	5,270,831
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							505,657,350	502,099,589
Cash and Cash Equivalents—15.2%
BlackRock Federal FD Institutional 30							6,855,729	6,855,729
US Bank Cash							2,073,291	2,068,751
Total Cash and Cash Equivalents							8,929,020	8,924,480
Total Investments and Cash Equivalents—867.6%							$514,586,370	$511,024,069
Liabilities in Excess of Other Assets—(767.6)%								(452,123,083)
Members' Equity—100.0%								$58,900,986

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	March 31, 2019	September 30, 2018
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$505,657,350 and $425,336,210, respectively)	$502,099,589	$425,420,881
Cash and cash equivalents (cost—$8,929,020 and $13,520,127, respectively)	8,924,480	13,520,760
Interest receivable	2,084,271	1,670,053
Prepaid expenses and other assets	1,850,332	2,784,477
Total assets	514,958,672	443,396,171
Liabilities
PSSL Credit Facility payable	316,192,002	275,285,900
Notes payable to members	138,250,000	115,500,000
Interest payable on PSSL Credit Facility	1,357,004	1,065,306
Interest payable on notes to members	122,132	99,966
Accrued other expenses	136,548	247,595
Total liabilities	456,057,686	392,198,767
Commitments and contingencies (1)	—	—
Members' equity	58,900,986	51,197,404
Total liabilities and members' equity	$514,958,672	$443,396,171

(1)	As of March 31, 2019 and September 30, 2018, PSSL had unfunded commitments to fund investments of less than $0.1 million and zero, respectively.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$10,379,484	$3,123,487	$19,921,051	$5,097,142
Other income	141,030	12,219	298,943	12,219
Total investment income	10,520,514	3,135,706	20,219,994	5,109,361
Expenses:
Interest and expenses on PSSL Credit Facility	4,336,173	1,306,299	8,423,649	1,957,836
Interest expense on notes to members	3,673,693	1,026,403	6,894,316	1,638,700
Administrative services expenses	300,000	75,000	550,000	150,000
Other general and administrative expenses (1)	113,650	113,650	227,300	465,436
Total expenses	8,423,516	2,521,352	16,095,265	4,211,972
Net investment income	2,096,998	614,354	4,124,729	897,389
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized gain on investments	320,818	65,122	579,051	15,946
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	388,105	545,340	(3,647,605)	999,702
Credit facility (appreciation) depreciation on foreign currency translations	(350,091)	72,620	497,407	(251,668)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	38,014	617,960	(3,150,198)	748,034
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	358,832	683,082	(2,571,147)	763,980
Net increase in members' equity resulting from operations	$2,455,830	$1,297,436	$1,553,582	$1,661,369

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2019, including borrowings under our Credit Facility, 2023 Notes and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$348.9	$—	$—	$348.9	$—
2023 Notes	137.4	—	41.2	96.2	—
Total debt outstanding (1)	$486.3	$—	$41.2	$445.1	$—
Unfunded commitments to PSSL	10.9	—	—	—	10.9
Unfunded investments (2)	84.1	0.3	7.0	41.6	35.2
Total contractual obligations	$581.3	$0.3	$48.2	$486.7	$46.1

___________________________________

(1)	The annualized weighted average cost of debt as of March 31, 2019, excluding amendment costs and debt issuance costs, was 4.29% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

During the three and six months ended March 31, 2019, we declared distributions of $0.285 and $0.57 per share, respectively, for total distributions of $11.0 million and $22.1 million, respectively. For the same periods in the prior year, we declared distributions of $0.285 and $0.57 per share, respectively, for total distributions of $11.0 million and $21.5 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, which changed the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued the Final Rule Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Final Rule Release became effective for all filings on or after November 5, 2018. We adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform to these amendments.

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, our debt portfolio consisted of 99% variable-rate investments and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(4,879)	$(0.13)
Up 1%	$4,879	$0.13
Up 2%	$9,757	$0.25
Up 3%	$14,752	$0.38
Up 4%	$19,993	$0.52

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legislation enacted in 2018 allowed us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was enacted which amended the 1940 Act to decrease this percentage from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity) for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On April 5, 2018, our board of directors approved such reduction. As of April 5, 2019, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us. Under the 200% minimum asset coverage ratio, the Company was permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity and, under the 150% minimum asset coverage ratio, the Company is permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a)(2) of the 1940 Act permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1-to-1 to a maximum of 2-to-1. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage.

Because we intend to distribute substantially all of our income to our stockholders to maintain our ability to be subject to tax as a RIC, we may need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In connection with satisfying the requirements to be subject to tax as a RIC for federal income tax purposes, we intend to distribute to our stockholders substantially all of our investment company taxable income and net capital gains each taxable year. However, we may retain all or a portion of our net capital gains and incur applicable income taxes with respect thereto and elect to treat such retained net capital gains as deemed dividend distributions to our stockholders.

As noted above, on April 5, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved a reduction of our asset coverage ratio from 200% to 150%. As a result, as of April 5, 2019, the asset coverage requirements applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity).If we incur additional indebtedness under this provision, the risk of investing in us will increase. If the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our subsidiary Funding I for cash distributions to enable us to meet the distribution requirements in order to permit us to be subject to tax as a RIC. In this regard, Funding I is limited by its covenants from making certain distributions to us that may be necessary to fulfill our requirements to be subject to tax as a RIC. In such a case, we would have to request a waiver of these covenants’ restrictions for Funding I to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that Funding I will be granted such a waiver, and if Funding I is unable to obtain a waiver, compliance with the covenants may cause us to incur a corporate-level income tax.

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

As noted above, on April 5, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduction of our asset coverage ratio. As a result, as of April 5, 2019, the asset coverage requirement applicable to us for senior securities was reduced from 200% to 150%. As of such date, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us.

As of March 31, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 204% and 213%, respectively. Since our leverage was 95% and 87% of our net assets as of March 31, 2019 and September 30, 2018, respectively, we would have to receive an annual return of at least 2.10% and 1.93%, respectively, to cover annual interest payments.

As of March 31, 2019, we had outstanding borrowings of $352.3 million under our Credit Facility and $138.6 million outstanding under our 2023 Notes. Our consolidated debt outstanding was $490.9 million and had a weighted average annual interest rate at the time of 4.29%, exclusive of the fees on the undrawn commitment on the Credit Facility. To cover the annual interest on our borrowings of $352.3 million outstanding as of March 31, 2019, at the weighted average annual rate of 4.29%, we would have to receive an annual yield of at least 2.10%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of March 31, 2019 of 48% of total assets (including such borrowed funds), at the current interest rate at the time of 4.29%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(23.8)%	(14.0)%	(4.1)%	5.8%	15.6%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 8, 2019	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)