Form 10-Q
period 2019-06-30
PennantPark Floating Rate Capital Ltd.
filed 2019-08-07
CIK 1504619

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2019 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2019	September 30, 2018
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$895,394,733 and $856,893,017, respectively)	$884,350,757	$854,753,064
Non-controlled, affiliated investments (cost—$17,893,712 and $0 respectively)	16,108,205.00	—
Controlled, affiliated investments (cost—$172,812,500 and $144,375,000, respectively)	171,694,804	145,860,229
Total of investments (cost—$1,086,100,945 and $1,001,268,017, respectively)	1,072,153,766	1,000,613,293
Cash and cash equivalents (cost—$25,360,185 and $72,231,801, respectively)	25,364,034	72,224,183
Interest receivable	3,366,168	2,813,808
Receivable for investments sold	2,977,500	—
Prepaid expenses and other assets	77,922	792,069
Total assets	1,103,939,390	1,076,443,353
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	36,480,000	59,587,222
Credit Facility payable (cost—$415,307,500 and $333,727,520, respectively) (See Notes 5 and 10)	412,129,078	332,128,815
2023 Notes payable (par—$138,579,858) (See Notes 5 and 10)	137,526,651	135,503,385
Interest payable on debt	1,776,766	2,638,504
Base management fee payable (See Note 3)	2,564,074	2,419,629
Performance-based incentive fee payable (See Note 3)	2,350,269	3,298,404
Accrued other expenses	695,474	1,342,479
Total liabilities	597,205,659	540,601,785
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,722	38,772
Paid-in capital in excess of par value	539,462,336	539,462,336
Accumulated distributable net loss	(32,767,327)	(3,659,540)
Total net assets	$506,733,731	$535,841,568
Total liabilities and net assets	$1,103,939,390	$1,076,443,353
Net asset value per share	$13.07	$13.82

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$16,670,408	$16,718,163	$50,888,582	$45,225,422
Other income	974,760	559,708	2,971,768	1,255,766
From non-controlled, affiliated investments:
Interest	305,217	—	1,082,208	—
Other income	109,863	—	124,734	—
From controlled, affiliated investments:
Interest	3,240,760	1,551,198	9,273,287	2,985,061
Dividend	1,575,000	700,000	4,725,000	1,400,000
Total investment income	22,876,008	19,529,069	69,065,579	50,866,249
Expenses:
Base management fee (See Note 3)	2,564,074	2,180,258	7,481,546	5,932,024
Performance-based incentive fee (See Note 3)	2,350,270	329,567	3,671,908	852,678
Interest and expenses on debt (See Note 10)	5,663,183	3,862,037	16,284,841	9,957,719
Administrative services expenses (See Note 3)	350,000	500,000	1,200,000	1,500,000
Other general and administrative expenses	616,077	622,025	1,848,229	1,859,526
Expenses before amendment costs, debt issuance costs and provision for taxes	11,543,604	7,493,887	30,486,524	20,101,947
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	—	—	4,517,292	10,869,098
Provision for taxes	—	200,000	—	600,000
Total expenses	11,543,604	7,693,887	35,003,816	31,571,045
Net investment income	11,332,404	11,835,182	34,061,763	19,295,204
Realized and unrealized (loss) gain on investments and debt:
Net realized loss on investments:
Non-controlled, non-affiliated investments	(11,230,236)	(1,790,048)	(9,227,422)	(3,113,542)
Non-controlled and controlled, affiliated investments	(7,164,304)	—	(7,164,304)	—
Net realized loss on investments	(18,394,540)	(1,790,048)	(16,391,726)	(3,113,542)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	8,492,044	(3,370,875)	(9,292,141)	(1,185,879)
Controlled and non-controlled, affiliated investments	3,444,481	182,630	(3,892,061)	936,330
Debt (appreciation) depreciation (See Notes 5 and 10)	(355,573)	(1,888,502)	(443,549)	6,544,816
Net change in unrealized appreciation (depreciation) on investments and debt	11,580,952	(5,076,747)	(13,627,751)	6,295,267
Net realized and unrealized (loss) gain from investments and debt	(6,813,588)	(6,866,795)	(30,019,477)	3,181,725
Net increase in net assets resulting from operations	$4,518,816	$4,968,387	$4,042,286	$22,476,929
Net increase in net assets resulting from operations per common share (See Note 7)	$0.12	$0.13	$0.10	$0.59
Net investment income per common share	$0.29	$0.31	$0.88	$0.51

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations:
Net investment income	$11,332,404	$11,835,182	$34,061,763	$19,295,204
Net realized loss on investments	(18,394,540)	(1,790,048)	$(16,391,726)	(3,113,542)
Net change in unrealized appreciation (depreciation) on investments	11,936,525	(3,188,245)	(13,184,202)	(249,549)
Net change in unrealized (appreciation) depreciation on debt	(355,573)	(1,888,502)	(443,549)	6,544,816
Net increase in net assets resulting from operations	4,518,816	4,968,387	4,042,286	22,476,929
Distributions to stockholders	(11,050,041)	(11,050,041)	(33,150,123)	(32,524,643)
Capital transactions:
Public offering (See Note 1)	—	—	—	89,031,800
Offering costs	—	—	—	(1,012,044)
Net increase in net assets resulting from capital transactions	—	—	—	88,019,756
Net (decrease) increase in net assets	(6,531,225)	(6,081,654)	(29,107,837)	77,972,042
Net assets:
Beginning of period	513,264,956	541,959,970	535,841,568	457,906,274
End of period	$506,733,731	$535,878,316	$506,733,731	$535,878,316
Capital share activity:
Shares issued from public offering	—	—	—	6,292,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,042,286	$22,476,929
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	13,184,202	249,549
Net change in unrealized appreciation (depreciation) on debt	443,549	(6,544,816)
Net realized loss on investments	16,391,726	3,113,542
Net accretion of discount and amortization of premium	(1,000,912)	(1,160,019)
Purchases of investments	(499,505,698)	(480,647,540)
Payment-in-kind interest	(1,512,612)	(536,132)
Proceeds from dispositions of investments	400,143,184	283,586,945
Increase in interest receivable	(552,360)	(325,844)
(Increase) decrease in receivable for investments sold	(2,977,500)	14,185,850
Decrease in prepaid expenses and other assets	714,146	524,785
Decrease in payable for investments purchased	(23,107,222)	(17,300,500)
Decrease (increase) in interest payable on debt	(861,738)	459,212
Increase in base management fee payable	144,445	395,452
Decrease in performance-based incentive fee payable	(948,135)	(1,984,158)
(Decrease) increase in accrued other expenses	(647,005)	471,688
Net cash used in operating activities	(96,049,644)	(183,035,057)
Cash flows from financing activities:
Public offering	—	89,031,800
Offering costs	—	(1,012,044)
Distributions paid to stockholders	(33,150,123)	(31,926,903)
Proceeds from 2023 Notes issuance (See Notes 5 and 10)	—	138,579,858
Borrowings under Credit Facility (See Notes 5 and 10)	283,700,000	143,985,010
Repayments under Credit Facility (See Notes 5 and 10)	(202,120,020)	(142,095,000)
Net cash (used in) provided by financing activities	48,429,857	196,562,721
Net (decrease) increase in cash equivalents	(47,619,787)	13,527,664
Effect of exchange rate changes on cash	759,638	(1,260,350)
Cash and cash equivalents, beginning of period	72,224,183	18,910,756
Cash and cash equivalents, end of period	$25,364,034	$31,178,070
Supplemental disclosure of cash flow information:
Interest paid	$17,146,578	$9,525,005
Taxes paid	$276,657	$377,706
Non-cash exchanges and conversions	$33,587,726	$53,200,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—174.5% (3), (4)
First Lien Secured Debt—161.1%
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.34%		3M L+525	5,828,129	$5,755,067	$5,769,853
American Insulated Glass, LLC (7)	12/21/2023	Building Products	7.99%		3M L+550	14,962,500	14,697,130	14,738,063
American Insulated Glass, LLC (7), (8)	12/21/2023	Building Products	—		—	649,351	—	(9,740)
American Scaffold	03/31/2022	Aerospace and Defense	8.83%		3M L+650	3,980,888	3,948,828	3,941,079
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	9.06%		3M L+650	9,672,954	9,584,736	6,190,690
API Holdings III Corp.	05/11/2026	Aerospace and Defense	6.70%		1M L+425	6,000,000	5,970,000	5,977,500
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.83%		3M L+550	11,760,000	11,676,792	11,642,400
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.66%		1M L+725	12,285,837	12,028,858	12,285,837
By Light Professional IT Services, LLC (Revolver) (7)	05/16/2022	High Tech Industries	8.67%		1M L+725	481,119	481,119	481,119
By Light Professional IT Services, LLC (Revolver) (7), (8)	05/16/2022	High Tech Industries	—		—	1,932,115	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.83%		3M L+650	2,875,404	2,854,471	2,848,858
Cano Health, LLC (7)	12/23/2021	Healthcare and Pharmaceuticals	8.68%		1M L+625	5,866,767	5,813,118	5,866,767
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.19%		1M L+575	3,844,742	3,850,581	3,729,400
CD&R TZ Purchaser, Inc.	07/21/2023	Consumer Goods: Durable	8.48%		3M L+600	16,037,420	15,778,455	15,970,544
CHA Holdings, Inc. (7)	04/10/2025	Environmental Industries	6.83%		3M L+450	7,384,821	7,357,941	7,347,897
CHA Holdings, Inc. (7), (8)	04/10/2025	Environmental Industries	—		—	53,571	—	(268)
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	8.18%		1M L+575	142,289	142,289	140,866
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	—		—	569,158	—	(5,692)
(Revolver) (7), (8)
Confluent Health, LLC	06/24/2026	Health Providers and Services	7.40%		1M L+500	4,000,000	3,960,000	3,980,000
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.65%		3M L+625	947,304	932,690	947,304
Deva Holdings, Inc. (Revolver) (7), (8)	10/31/2022	Consumer Goods: Non-Durable	—		—	2,115,000	—	—
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	6.00%		1M L+500	10,000,000	9,850,000	9,700,000
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.08%		3M L+575	14,376,838	14,183,241	14,233,069
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.17%		3M L+575	1,317,353	1,317,353	1,304,179
(Revolver) (7)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—		—	3,073,824	—	(30,738)
(Revolver) (7), (8)
Douglas Sewer Intermediate, LLC (7)	10/19/2022	Chemicals, Plastics and Rubber	8.08%		3M L+575	9,841,439	9,776,115	9,743,024
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.40%		3M L+800	18,787,565	18,664,364	18,599,689
eCommission Financial Services, Inc. (9)	10/05/2023	Banking, Finance, Insurance & Real Estate	7.47%		1M L+500	21,626,250	21,626,250	21,626,250
eCommission Financial Services, Inc. (Revolver) (7), (8), (9)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	10.02%		3M L+700	10,336,020	10,315,565	10,284,338
Education Networks of America, Inc. (Revolver) (7)	05/06/2021	Telecommunications	9.82%		3M L+700	2,176,691	2,176,691	2,165,807
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	9.08%		3M L+675	7,312,455	7,279,572	7,275,892
GCOM Software LLC	11/14/2022	High Tech Industries	8.66%		1M L+750	12,317,696	12,065,638	12,317,696
GCOM Software LLC (Revolver) (7)	11/14/2022	High Tech Industries	9.75%		P+550	1,413,333	1,413,333	1,413,333
GCOM Software LLC (Revolver) (7), (8)	11/14/2022	High Tech Industries	—		—	1,253,333	—	—
Good2Grow LLC	11/18/2024	Beverages	6.58%		3M L+425	7,462,500	7,394,079	7,387,876
Good2Grow LLC (Revolver) (7), (8)	11/16/2023	Beverages	—		—	3,137,000	—	(31,370)
GSM Holdings, Inc. (7)	06/03/2024	Consumer Goods: Durable	6.81%		3M L+450	19,374,185	19,259,472	19,180,443
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	7.01%		3M L+450	5,938,737	5,938,737	5,879,349
GSM Holdings, Inc. (Revolver) (7), (8)	06/03/2024	Consumer Goods: Durable	—		—	1,187,747	—	(11,877)
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	—	(6)	—	10,952,132	10,785,997	5,037,981
Hollander Sleep Products, LLC - DIP	10/18/2019	Consumer Goods: Non-Durable	9.33%		1M L+700	1,343,541	1,343,541	1,330,105
Hollander Sleep Products, LLC - DIP (8)	10/18/2019	Consumer Goods: Non-Durable	—		—	1,164,402	—	(11,644)
HW Holdco, LLC	12/10/2024	Media	8.70%		3M L+625	7,510,645	7,439,661	7,510,645
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	8.70%		3M L+625	441,290	441,290	441,290
HW Holdco, LLC (Revolver) (7), (8)	12/10/2024	Media	—		—	1,010,323	—	—
IMIA Holdings, Inc. (Revolver) (7), (8)	10/28/2024	Aerospace and Defense	—		—	1,968,504	—	—
Impact Group, LLC (7)	06/27/2023	Wholesale	8.93%		3M L+650	12,841,111	12,772,844	12,712,699
Innova Medical Ophthalmics Inc. (5), (9)	04/13/2023	Capital Equipment	8.58%		3M L+675	3,314,138	3,278,124	3,280,997
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9)	04/13/2023	Capital Equipment	10.50%		P+500	194,690	194,690	194,690
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (8), (9)	04/13/2023	Capital Equipment	—		—	336,283	—	—
Integrative Nutrition, LLC	09/29/2023	Consumer Services	7.35%		3M L+475	35,820,000	35,507,203	35,820,000
Integrative Nutrition, LLC (Revolver) (7), (8)	09/29/2023	Consumer Services	—		—	5,000,000	—	—
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.90%		1M L+650	4,154,544	4,147,435	3,739,090
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (8)	12/20/2023	Chemicals, Plastics and Rubber	—		—	1,428,571	—	(18,699)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	11.90%		1M L+950	5,429,692	5,325,459	5,429,692
			(PIK 3.00%)
Kentucky Downs, LLC (7), (8)	03/07/2025	Hotels, Restaurants and Leisure	—		—	1,120,690	—	—
KHC Holdings, Inc.	10/31/2022	Wholesale	8.33%		3M L+600	12,062,500	11,948,652	12,062,500
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.91%		1M L+425	649,194	649,194	649,194
KHC Holdings, Inc. (Revolver) (7), (8)	10/30/2020	Wholesale	—		—	560,484	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.83%		3M L+950	10,021,500	9,914,702	9,904,549

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
LAV Gear Holdings, Inc. (7)	10/31/2024	Capital Equipment	7.83%		3M L+550		8,378,175	$8,330,488	$8,345,946
LAV Gear Holdings, Inc. (Revolver) (7), (8)	10/31/2024	Capital Equipment	—		—		1,587,302	—	(6,106)
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	—	(6)	—		4,736,107	4,599,788	757,778
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	8.58%		3M L+625		12,003,874	11,869,545	11,883,835
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	10.50%		P+500		546,590	546,590	546,590
Lombart Brothers, Inc. (Revolver) (7), (8)	04/13/2023	Capital Equipment	—		—		692,348	—	—
Long Island Vision Management, LLC	09/07/2023	Healthcare and Pharmaceuticals	7.22%		1M L+475		6,112,329	6,059,288	6,082,258
Long Island Vision Management, LLC (7), (8)	09/07/2023	Healthcare and Pharmaceuticals	—		—		3,842,276	—	(18,903)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.46%		1M L+500		9,925,000	9,852,702	9,825,750
Long’s Drugs Incorporated (Revolver) (7), (8)	08/19/2022	Healthcare and Pharmaceuticals	—		—		3,000,000	—	(60,000)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.42%		1M L+600		13,775,000	13,675,958	12,873,840
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.40%		1M L+600		8,411,250	8,346,788	8,161,328
Marketplace Events LLC	01/27/2023	Media: Diversified and Production	7.58%		1M L+525		5,325,563	5,277,964	5,325,563
Marketplace Events LLC (10)	01/27/2021	Media: Diversified and Production	7.21%		P+275	C	$16,343,350	11,535,462	12,506,863
Marketplace Events LLC (Revolver) (7)	01/27/2021	Media: Diversified and Production	8.25%		P+275		1,464,720	1,464,720	1,457,396
Marketplace Events LLC (Revolver) (7), (8)	01/27/2021	Media: Diversified and Production	—		—		238,443	—	(1,192)
MeritDirect, LLC	05/23/2024	Media	8.06%		3M L + 550		35,213,000	34,691,631	34,684,805
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	7.94%		3M L + 550		960,355	960,355	945,949
MeritDirect, LLC (Revolver) (7), (8)	05/23/2024	Media	—		—		3,521,300	—	(52,819)
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2021	Capital Equipment	7.48%		1M L + 500		154,594	154,594	154,412
Mission Critical Electronics, Inc. (Revolver) (7), (8)	09/28/2021	Capital Equipment	—		—		1,170,495	—	(1,376)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.77%		3M L+825		27,258,881	27,478,000	22,624,871
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	9.10%		1M L+600		16,863,265	16,610,792	16,778,948
Nuvei Technologies Corp. (5)	09/28/2025	Diversified Financial Services	6.00%		1M L+500		20,000,000	19,700,000	19,700,000
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.90%		1M L+450		1,672,976	1,656,246	1,672,976
Olde Thompson, LLC - Revolver (7), (8)	05/14/2024	Beverage, Food and Tobacco	—		—		2,642,857	—	—
Ox Two, LLC	02/27/2023	Construction and Building	8.65%		1M L+625		12,844,073	12,767,562	12,844,073
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	12.75%		P+725		508,444	508,444	508,444
Ox Two, LLC (Revolver) (7), (8)	02/27/2023	Construction and Building	—		—		47,111	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotel, Gaming and Leisure	9.58%		3M L+725		11,250,000	11,197,476	11,193,750
Peninsula Pacific Entertainment LLC (7), (8)	11/13/2024	Hotel, Gaming and Leisure	—		—		1,250,000	—	(6,250)
Perforce Software, Inc.	12/27/2024	Software	9.00%		1M L+450		26,527,841	26,398,239	26,411,914
Perforce Software, Inc. (Revolver) (7)	12/27/2024	Software	9.00%		P+350		20,250	20,250	20,014
Perforce Software, Inc. (Revolver) (7), (8)	12/27/2024	Software	—		—		317,250	—	(3,690)
Pestell Minerals and Ingredients Inc. (5), (9)	06/01/2023	Beverage, Food and Tobacco	7.84%		3M L+525		14,925,000	14,800,829	14,822,015
Plant Health Intermediate, Inc. (7)	10/19/2022	Chemicals, Plastics and Rubber	8.32%		3M L+575		2,119,028	2,090,838	2,097,838
PlayPower, Inc.	05/08/2026	Leisure Products	7.90%		3M L+550		5,600,000	5,544,290	5,607,000
PRA Events, Inc.	08/08/2022	Business Services	9.61%		3M L+700		2,598,606	2,553,784	2,598,606
Questex, LLC	09/09/2024	Media: Diversified and Production	8.23%		3M L+625		7,443,750	7,310,768	7,369,313
Questex, LLC (Revolver) (7), (8)	09/09/2024	Media: Diversified and Production	—		—		1,196,809	—	(11,968)
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	—	(6)	—		9,375,000	9,286,696	2,988,281
Research Horizons, LLC (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.69%		1M L+625		5,574,578	5,494,328	5,435,213
Research Horizons, LLC (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—		—		1,702,703	—	(42,567)
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.69%		1M L+625		945,946	945,946	922,297
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	8.00%		1M L+550		24,625,000	23,600,231	24,514,188
International LLC
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	7.39%		1M L+500		5,000,000	4,950,119	4,950,000
Riverpoint Medical, LLC (Revolver) (7), (8)	06/20/2025	Healthcare Equipment and Supplies	—		—		909,091	—	—
Salient CRGT Inc.	02/28/2022	High Tech Industries	8.40%		1M L+575		1,784,297	1,762,845	1,704,003
SFP Holding, Inc. (7)	09/01/2022	Construction and Building	8.71%		3M L+625		7,210,345	7,161,455	7,210,345
SFP Holding, Inc. (7), (8)	09/01/2022	Construction and Building	—		—		1,600,829	—	—
SFP Holding, Inc. (Revolver) (7)	09/01/2022	Construction and Building	8.67%		3M L+625		141,667	141,667	141,667
SFP Holding, Inc. (Revolver) (7), (8)	09/01/2022	Construction and Building	—		—		358,333	—	—
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	9.01%		3M L+650		13,000,000	12,808,266	12,805,000
Signature Systems Holding Company (Revolver) (7), (8)	05/03/2024	Commercial Services & Supplies	—		—		1,747,312	—	—
Smile Brands Inc. (7)	10/14/2024	Healthcare and Pharmaceuticals	7.23%		1M L+450		1,533,336	1,533,336	1,518,002
Smile Brands Inc. (7), (8)	10/14/2024	Healthcare and Pharmaceuticals	—		—		2,969,763	—	(29,698)
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	9.00%		P+350		431,000	431,000	423,156
Smile Brands Inc. (Revolver) (7), (8)	10/14/2024	Healthcare and Pharmaceuticals	—		—		1,185,250	—	(21,572)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	8.44%		1M L+600		250,000	250,000	220,000
Snak Club, LLC (Revolver) (7), (8)	07/19/2021	Beverage, Food and Tobacco	—		—		245,136	—	(29,416)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	8.13%		1M L+575		13,286,700	13,040,514	13,005,663
Solutionreach, Inc. (Revolver) (7), (8)	01/17/2024	Healthcare Technology	—		—		1,665,000	—	(35,218)
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	7.40%		1M L+500		7,540,000	7,455,244	7,464,600
Tensar Corporation	07/09/2021	Construction and Building	7.08%		3M L+475		22,620,696	22,511,377	22,353,259
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.95%		3M L+525		5,717,328	5,687,063	5,660,154
The Original Cakerie, Co. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	7.48%		1M L+500		7,644,329	7,591,935	7,644,329
The Original Cakerie Ltd. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	6.98%		2M L+450		5,445,077	5,410,482	5,445,077
The Original Cakerie Ltd. (Revolver) (5), (7), (9)	07/20/2022	Consumer Goods: Non-Durable	6.90%		1M L+450		397,176	397,176	397,176
The Original Cakerie Ltd. (Revolver) (5), (7), (8), (9)	07/20/2022	Consumer Goods: Non-Durable	—		—		1,021,308	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	13.65%		3M L+1,325		7,892,576	7,836,079	7,813,651
TVC Enterprises, LLC	01/18/2024	Professional Services	7.94%		1M L+550		15,983,797	15,687,716	15,983,797
TVC Enterprises, LLC (7), (8)	01/18/2024	Professional Services	—		—		1,955,719	—	—
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Professional Services	9.28%		1M L+550		467,022	467,022	467,022
TVC Enterprises, LLC (Revolver) (7), (8)	01/18/2024	Professional Services	—		—		836,791	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.66%	3M L+625	14,150,000	$13,804,140	$13,802,335
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Diversified Consumer Services	8.66%	3M L+625	808,571	808,571	808,571
TWS Acquisition Corporation (Revolver) (7), (8)	06/16/2025	Diversified Consumer Services	—	—	1,819,286	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	8.16%	1M L+575	18,045,500	17,800,885	17,546,557
Tyto Athene, LLC (Revolver) (7)	08/27/2024	Aerospace and Defense	8.16%	1M L+575	4,465,909	4,465,909	4,342,430
Tyto Athene, LLC (Revolver) (7), (8)	08/27/2024	Aerospace and Defense	—	—	2,352,273	—	(65,035)
UBEO, LLC (7)	04/03/2024	Capital Equipment	6.90%	1M L+450	13,136,279	13,031,507	13,004,916
UBEO, LLC (7), (8)	04/03/2024	Capital Equipment	—	—	1,099,618	—	(10,996)
UBEO, LLC (Revolver) (7), (8)	04/03/2024	Capital Equipment	—	—	2,933,333	—	(38,661)
UniTek Global Services, Inc.	08/20/2024	Telecommunications	8.10%	3M L+550	10,421,250	10,227,956	10,317,036
US Dominion, Inc.	07/15/2024	Capital Equipment	9.16%	3M L+675	965,126	950,366	965,126
US Dominion, Inc. (Revolver) (7)	07/15/2024	Capital Equipment	9.17%	1M L+675	1,750,000	1,750,000	1,750,000
US Dominion, Inc. (Revolver) (7), (8)	07/15/2024	Capital Equipment	—	—	750,000	—	—
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	11.60%	1M L+900	3,003,906	3,003,906	2,973,867
Vision Purchaser Corporation	06/10/2025	Media	8.66%	1M L+625	3,449,666	3,380,763	3,380,673
Total First Lien Secured Debt						839,519,168	816,287,525
Second Lien Secured Debt—5.7%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	11.49%	3M L+875	1,655,172	1,627,393	1,655,172
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	8.00%	—	10,639,343	10,639,343	10,586,147
			(PIK 8.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	8.00%	—	21,276	21,276	21,276
			(PIK 8.00%)
Deco Pac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.58%	3M L+825	9,738,580	9,642,226	9,738,580
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	3M L+925	2,871,025	2,821,295	2,799,249
McAfee, LLC (7)	09/29/2025	High Tech Industries	10.93%	1M L+850	2,187,500	2,157,565	2,209,375
PT Network, LLC (7)	04/12/2023	Healthcare and Pharmaceuticals	12.60%	3M L+1,000	1,807,373	1,789,299	1,789,299
			(PIK 12.60%)
Total Second Lien Secured Debt						28,698,397	28,799,098
Preferred Equity—2.4% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	95
(PT Network, LLC) (7), (11)
Condor Holdings Limited (5), (7), (9)	—	High Tech Industries	—	—	88,000	10,173	10,709
Condor Top Holdco Limited (5), (7), (9)	—	High Tech Industries	—	—	88,000	77,827	81,927
DBI Holding, LLC, Series A-1 (9), (11)	—	Business Services	13.00%	—	7,041	7,040,844	7,041,528
MeritDirect Holdings, LP (7)	—	Media	—	—	960	960,000	967,100
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	Aerospace and Defense	—	—	490	490,000	377,706
PT Network Intermediate Holdings, LLC (7), (11)	—	Healthcare and Pharmaceuticals	12.60%	—	33	300,000	301,830
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	1,167	1,166,993	1,200,529
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	408,335
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. -	—	Telecommunications	18.00%	—	448,851	448,851	657,036
Senior Preferred Equity (7)
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	861,919
Total Preferred Equity						11,530,702	11,908,714
Common Equity/Warrants—5.4% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	—	Consumer Goods: Durable	—	—	8,893	244,998	117,665
AG Investco LP (7), (11)	—	Software	—	—	714,652	714,652	714,652
AG Investco LP (7), (8), (11)	—	Software	—	—	285,348	—	—
By Light Investco LP (7), (11)	—	High Tech Industries	—	—	21,908	2,190,771	8,236,991
By Light Investco LP (7), (8), (11)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	1,185,171
(PRA Events, Inc.) (7), (11)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (11)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	54,907	581,995	722,322
(SFP Holding, Inc.) (7)
DBI Holding, LLC, Series B (9), (11)	—	Business Services	—	—	1,489,508	330,791	224,063
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	3,003,509
eCommission Holding Corporation (7), (9)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	311,047
Faraday Holdings, LLC (7)	—	Construction and Building	—	—	1,141	58,044	330,867
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	500,000	863,679
(The Infosoft Group, LLC) (7)
Gauge TVC Coinvest, LLC	—	Professional Services	—	—	391,144	391,144	440,070
(TVC Enterprises, LLC) (7)
GCOM InvestCo LP (7), (11)	—	High Tech Industries	—	—	1,549,209	1,549,209	1,886,596
GCOM InvestCo LP (7), (8), (11)	—	High Tech Industries	—	—	450,791	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	340,909
(American Insulated Glass, LLC) (7), (11)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,555,133
(Integrative Nutrition, LLC) (7), (11)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
ITC Rumba, LLC (Cano Health, LLC) (7), (11)	—	Healthcare and Pharmaceuticals	—	—	19,112	$382,230	$429,518
ITC Rumba, LLC (Cano Health, LLC) (7), (8), (11)	—	Healthcare and Pharmaceuticals	—	—	2,417	—	—
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,142,160
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	2,855,866
(Walker Edison Furniture Company LLC) (7)
Kentucky Racing Holdco, LLC (Warrants) (11)		Hotels, Restaurants and Leisure			87,345	—	122,286
MeritDirect Holdings, LP (7)	—	Media	—	—	960	—	20,041
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	Aerospace and Defense	—	—	10,000	10,000	—
PT Network Intermediate Holdings, LLC (7), (11)		Healthcare and Pharmaceuticals			25	200,000	217,357
Signature CR Intermediate Holdco, Inc. (7)		Commercial Services & Supplies			61	61,421	27,885
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	500,000
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	146,106
Class B (US Dominion, Inc.) (7)
TPC Broadband Investors, LP (7), (11)	—	Telecommunications	—	—	748,706	754,821	1,524,384
TPC Broadband Investors, LP (7), (8), (11)	—	Telecommunications	—	—	245,179	—	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (7), (11)	—	Aerospace and Defense	—	—	142,857	142,857	437,143
Total Common Equity/Warrants						15,646,466	27,355,420
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						895,394,733	884,350,757
Investments in Non-Controlled, Affiliated Portfolio Companies—3.2% (3), (4)
First Lien Secured Debt—0.5%
Country Fresh Holdings, LLC	05/01/23	Beverage, Food and Tobacco	7.33%	P+400	1,544,161	1,503,340	1,544,161
Country Fresh Holdings, LLC (Revolver)	05/01/23	Beverage, Food and Tobacco	7.33%	1M L+500	769,038	769,038	769,038
Country Fresh Holdings, LLC - (Revolver) (8)	05/01/23	Beverage, Food and Tobacco	—	—	1,977,526	—	—
Total First Lien Secured Debt						2,272,378	2,313,199
Second Lien Secured Debt—1.0%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.83%	3M L+850	5,167,984	5,167,984	5,167,984
			(PIK 10.83%)
Common Equity/Warrants—1.7% (6)
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco	—	—	8,034	10,453,350	8,627,022
Total Investments in Non-Controlled, Affiliated Portfolio Companies						17,893,712	16,108,205
Investments in Controlled, Affiliated Portfolio Companies—33.9% (3), (4)
First Lien Secured Debt—23.9%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	05/06/2024	Financial Services	10.33%	3M L+800	120,968,750	120,968,750	120,968,750
Equity Interests—10.0%
PennantPark Senior Secured Loan Fund I LLC (7), (9)	—	Financial Services	—	—	51,844	51,843,750	50,726,054
Total Investments in Controlled, Affiliated Portfolio Companies						172,812,500	171,694,804
Total Investments—211.6%						1,086,100,945	1,072,153,766
Cash and Cash Equivalents—4.6%
BlackRock Federal FD Institutional 30						23,161,669	23,161,669
BNY Mellon Cash						2,198,516	2,202,365
Total Cash and Cash Equivalents						25,360,185	25,364,034
Total Investments and Cash Equivalents—216.2%						$1,111,461,130	$1,097,517,800
Liabilities in Excess of Other Assets—(116.2)%							(590,784,069)
Net Assets—100.0%							$506,733,731

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

(9)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2019, qualifying assets represent 76% of our total assets and non-qualifying assets represent 24% of our total assets.

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

JUNE 30, 2019

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

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $520 million at LIBOR plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

JUNE 30, 2019

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2019, we had three portfolio companies on non-accrual, representing 2.3% and 0.8% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three and nine months ended June 30, 2019, we did not record a provision for taxes. For the three and nine months ended June 30, 2018, we recorded a provision for taxes of $0.2 million and $0.6 million, respectively, pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2019, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, we will generally not consolidate our investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, in our Consolidated Financial Statements. We do not consolidate our investment in PSSL. See further description of our investment in PSSL in Note 4.

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

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, or the Final Rule Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Final Rule Release became effective for all filings on or after November 5, 2018. We adopted these amendments as currently required and they are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform to these amendments.

In March 2019, the SEC issued the Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Form 10-Q, there were no significant changes to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact these amendments will have on its other future periodic filings and registration statements.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2019, the Investment Adviser earned a base management fee of $2.6 million and $7.5 million, respectively, from us. For the three and nine months ended June 30, 2018, the Investment Adviser earned a base management fee of $2.2 million and $5.9 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2019, the Investment Adviser earned $2.4 million and $5.1 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2018, the Investment Adviser earned $1.3 million and $1.6 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both the three and nine months ended June 30, 2019, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above). For the three and nine months ended June 30, 2018, the Investment Adviser accrued an incentive fee on capital gains of zero and $(0.1) million, respectively, as calculated under the Investment Management Agreement (as described above)..

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2019 was zero and $(1.4) million, respectively. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2018 was $(1.0) million and $(0.6) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2019. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2019, we reimbursed the Investment Adviser approximately $0.4 million and $1.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2018, we reimbursed the Investment Adviser approximately $0.4 million and $1.2 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and nine months ended June 30, 2019. During both the three and nine months ended June 30, 2018, the Company purchased $3.9 million in total investments from an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 under the 1940 Act.

For the three and nine months ended June 30, 2019, we sold zero and $57.7 million in investments, respectively, to PSSL at fair value and recognized zero and $0.2 million of net realized gains, respectively. For the three and nine months ended June 30, 2018, we sold $27.1 million and $60.6 million in investments, respectively, to PSSL at fair value and recognized less than $0.1 million of net realized gains for both periods.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2019 totaled $183.7 million and $501.0 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $165.5 million and $481.2 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2019 totaled $66.6 million and $400.1 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $87.9 million and $283.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

Investments, cash and cash equivalents consisted of the following:

	June 30, 2019		September 30, 2018
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$841,791,546	$818,600,724	$817,243,688	$812,235,476
First lien in PSSL	120,968,750	$120,968,750	101,062,500	101,062,500
Second lien	33,866,381	$33,967,082	20,904,958	21,234,713
Equity	37,630,518	47,891,156	18,744,371	21,282,875
Equity in PSSL	51,843,750	$50,726,054	43,312,500	44,797,729
Total investments	1,086,100,945	$1,072,153,766	1,001,268,017	1,000,613,293
Cash and cash equivalents	25,360,185	$25,364,034	72,231,801	72,224,183
Total investments and cash and cash equivalents	$1,111,461,130	$1,097,517,800	$1,073,499,818	$1,072,837,476

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	June 30, 2019 (1)	September 30, 2018 (1)
Hotel, Gaming and Leisure	7%	6%
Beverage, Food and Tobacco	6	7
Capital Equipment	5	5
Media	5	—
Business Services	5	8
Consumer Goods: Non-Durable	5	11
Consumer Goods: Durable	5	5
Construction and Building	5	5
High Tech Industries	5	10
Aerospace and Defense	5	6
Telecommunications	4	6
Consumer Services	4	4
Media: Diversified and Production	4	4
Healthcare and Pharmaceuticals	3	5
Wholesale	3	5
Chemicals, Plastics and Rubber	3	2
Software	3	—
Banking, Finance, Insurance & Real Estate	2	1
Diversified Financial Services	2	—
Media: Advertising, Printing and Publishing	2	3
Professional Services	2	—
Building Products	2	—
Diversified Consumer Services	2	—
Commercial Services & Supplies	2	—
Healthcare Technology	1	—
Retail	1	2
Beverages	1	—
Environmental Industries	1	—
Media: Broadcasting and Subscription	1	1
All Other	4	4
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2019, PSSL had total assets of $483.3 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $12.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $121.0 million and equity interests of $51.8 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $7.6 million was unfunded. As of June 30, 2019, we had commitments to fund equity interests in PSSL of $55.1 million, of which $3.3 million was unfunded.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

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

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of June 30, 2019 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	June 30, 2019	September 30, 2018
Total investments	$469,969,339	$425,420,881
Weighted average yield on debt investments	7.9%	7.8%
Number of portfolio companies in PSSL	42	42
Largest portfolio company investment	$22,137,382	$21,152,781
Total of five largest portfolio company investments	$103,217,607	$95,941,790

Below is a listing of PSSL’s individual investments as of June 30, 2019:

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
June 30, 2019
(Unaudited)
Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—810.7%
First Lien Secured Debt—784.7%
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.34%	3M L+475		7,788,947	$7,713,247	$7,711,057
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.65%	1M L+725		13,966,474	13,703,235	13,966,474
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.83%	3M L+650		11,765,000	11,669,308	11,656,385
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.15%	1M L+575		7,367,758	7,328,804	7,146,725
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.18%	1M L+575		10,192,367	10,101,245	10,090,443
Country Fresh Holdings, LLC	05/01/23	Beverage, Food and Tobacco	7.33%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC (Revolver)	05/01/23	Beverage, Food and Tobacco	7.33%	1M L+500		182,403	178,981	182,403
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/23	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.65%	3M L+625		19,798,995	19,798,995	19,798,995
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.08%	3M L+575		12,343,750	12,177,552	12,220,312
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.08%	3M L+575		8,187,165	8,132,821	8,105,293
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.70%	3M L+525	A	$10,000,000	7,370,292	6,806,965
GCOM Software LLC	11/14/2022	High Tech Industries	8.64%	1M L+750		17,679,835	17,548,440	17,679,835
Good2Grow LLC	11/18/2024	Beverages	6.58%	3M L+425		12,437,500	12,323,465	12,313,126
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.66%	3M L+600		14,486,250	14,362,677	13,982,621
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.81%	3M L+450		19,718,741	19,567,681	19,521,554
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.83%	3M L+450		12,437,500	12,380,182	12,375,312
Impact Group, LLC	06/27/2023	Wholesale	8.83%	1M L+650		9,415,185	9,317,781	9,321,033
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.06%	1M L+425	A	$15,000,000	10,966,988	10,401,910
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.19%	1M L+525		19,950,000	19,674,203	19,688,865
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.83%	3M L+550		9,950,000	9,858,961	9,911,725
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	7.46%	3M L+575	A	$14,793,247	10,508,475	10,381,146
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.44%	1M L+500		17,865,000	17,724,092	17,686,350
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.42%	1M L+600		7,125,000	7,169,234	6,658,883
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.40%	1M L+600		6,895,000	6,811,021	6,690,130
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.21%	P+275	C	$5,775,254	4,468,226	4,419,554
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.40%	3M L+500		6,025,044	5,990,699	6,017,961
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.33%	1M L+600		16,678,402	16,575,814	16,595,010
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.69%	1M L+425		14,887,500	14,760,960	14,738,625
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.90%	1M L+450		12,611,667	12,485,550	12,611,667
Output Services Group, Inc.	03/27/2024	Business Services	6.65%	1M L+425		7,903,419	7,931,431	7,073,560
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.84%	3M L+525		9,950,000	9,860,482	9,881,344
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.40%	1M L+500		10,917,500	10,816,718	10,808,325
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.32%	3M L+575		1,762,835	1,739,384	1,745,207
PlayPower, Inc.	05/8/2026	Leisure Products	7.90%	3M L+550		4,200,000	4,158,218	4,205,250
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	7.20%	3M L+450		11,318,125	11,213,908	11,204,944
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.44%	1M L+600		4,687,495	4,687,495	4,124,996
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.58%	3M L+425		15,263,579	15,266,582	15,263,579
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.87%	6M L+525		8,988,029	8,950,390	8,898,149
UBEO, LLC	04/03/2024	Capital Equipment	6.90%	1M L+450		22,360,991	22,150,179	22,137,382
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.40%	1M L+500		8,436,250	8,302,714	8,436,250
US Dominion, Inc.	07/15/2024	Capital Equipment	9.16%	3M L+675		3,960,000	3,899,682	3,960,000
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	9.10%	3M L+650		16,103,656	15,813,761	16,200,279
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.91%	1M L+900		5,501,362	5,419,531	5,501,362
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	7.93%	3M L+550		6,698,853	6,674,853	6,682,106
Total First Lien Secured Debt							457,680,287	454,929,121
Second Lien Secured Debt—14.5%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.83%	1M L+850		846,936	846,936	846,936
			(PIK 10.83%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		15,206	15,206	15,206
			(PIK 8.00%)
Total Second Lien Secured Debt							8,469,434	8,431,398
Equity Securities—11.4%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,413,806
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	5,034,806
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	160,208
Total Equity Securities							6,983,937	6,608,821
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							473,133,658	469,969,339
Cash and Cash Equivalents—16.8%
BlackRock Federal FD Institutional 30							7,556,272	7,556,272
US Bank Cash							2,196,606	2,202,887
Total Cash and Cash Equivalents							9,752,878	9,759,159
Total Investments and Cash Equivalents—827.5%							$482,886,536	$479,728,498
Liabilities in Excess of Other Assets—(727.5)%								(421,755,865)
Members' Equity—100.0%								$57,972,633

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

JUNE 30, 2019

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	June 30, 2019	September 30, 2018
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$473,133,658 and $425,336,210, respectively)	$469,969,339	$425,420,881
Cash and cash equivalents (cost—$9,752,878 and $13,520,127, respectively)	9,759,159	13,520,760
Interest receivable	2,116,251	1,670,053
Prepaid expenses and other assets	1,423,333	2,784,477
Total assets	483,268,082	443,396,171
Liabilities
PSSL Credit Facility payable	285,450,977	275,285,900
Notes payable to members	138,250,000	115,500,000
Interest payable on PSSL Credit Facility	1,113,520	1,065,306
Interest payable on notes to members	119,009	99,966
Accrued other expenses	361,943	247,595
Total liabilities	425,295,449	392,198,767
Commitments and contingencies (1)	—	—
Members' equity	57,972,633	51,197,404
Total liabilities and members' equity	$483,268,082	$443,396,171

(1)	As of June 30, 2019 and September 30, 2018, PSSL had unfunded commitments to fund investments of $0.3 million and zero, respectively.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$9,870,920	$5,281,955	$29,791,971	$10,379,097
Other income	220,500	6,219	519,443	18,438
Total investment income	10,091,420	5,288,174	30,311,414	10,397,535
Expenses:
Interest and expenses on PSSL Credit Facility	4,145,313	2,321,809	12,568,962	4,279,645
Interest expense on notes to members	3,701,558	1,772,798	10,595,874	3,411,498
Administrative services expenses	300,000	250,000	850,000	400,000
Other general and administrative expenses (1)	113,650	113,650	340,950	579,086
Total expenses	8,260,521	4,458,257	24,355,786	8,670,229
Net investment income	1,830,899	829,917	5,955,628	1,727,306
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(1,604,539)	63,395	(1,025,488)	79,341
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	404,262	(1,072,357)	(3,243,343)	(72,655)
Credit facility depreciation of foreign currency translations	241,025	1,187,765	738,432	936,097
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	645,287	115,408	(2,504,911)	863,442
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(959,252)	178,803	(3,530,399)	942,783
Net increase in members' equity resulting from operations	$871,647	$1,008,720	$2,425,229	$2,670,089

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the nine months ended June 30, 2019 and 2018, our ability to observe valuation inputs resulted in no reclassifications.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$270,056,726	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,209,375	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	655,213,099	Market Comparable	Market Yield	6.5% – 26.3% (8.3%)
Second lien	26,589,723	Market Comparable	Market Yield	10.0% – 14.0% (10.7%)
First lien	14,299,648	Enterprise Market Value	EBITDA multiple	4.5x – 10.3x (6.4x)
Second lien	5,167,984	Enterprise Market Value	EBITDA multiple	10.3x
Equity	47,891,157	Enterprise Market Value	EBITDA multiple	6.5x – 38.8x (14.3x)
Total Level 3 investments	$1,021,427,712
Long-Term Credit Facility	$412,129,078	Market Comparable	Market Yield	4.6%

Asset Category	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$303,786,401	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,543,750	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	609,511,575	Market Comparable	Market Yield	6.6% – 17.5% (9.7%)
Second lien	18,690,963	Market Comparable	Market Yield	10.7% – 14.1% (11.7%)
Equity	21,282,875	Enterprise Market Value	EBITDA multiple	6.2x – 12.0x (9.2x)
Total Level 3 investments	$955,815,564
Long-Term Credit Facility	$332,128,815	Market Comparable	Market Yield	5.3%

Our investments, cash and cash equivalents, Credit Facility and the 2023 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$939,569,474	$—	$—	$939,569,474	$—
Second lien	33,967,082	—	—	33,967,082	—
Equity	98,617,210	—	—	47,891,156	50,726,054
Total investments	1,072,153,766	—	—	1,021,427,712	50,726,054
Cash and cash equivalents	25,364,034	25,364,034	—	—	—
Total investments and cash and cash equivalents	$1,097,517,800	$25,364,034	$—	$1,021,427,712	$50,726,054
Long-Term Credit Facility	$412,129,078	$—	$—	$412,129,078	$—
2023 Notes	137,526,651	137,526,651	—	—	—
Total debt	$549,655,729	$137,526,651	$—	$412,129,078	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

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

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2019
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$913,297,976	$42,517,588	$955,815,564
Net realized loss	(12,595,096)	(4,448,014)	(17,043,110)
Net change in unrealized (depreciation) appreciation	(18,182,610)	7,493,080	(10,689,530)
Purchases, PIK interest, net discount accretion and non-cash exchanges	467,294,508	26,193,464	493,487,972
Sales, repayments and non-cash exchanges	(395,335,166)	(4,808,018)	(400,143,184)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$954,479,612	$66,948,100	$1,021,427,712
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(20,477,519)	$5,444,110	$(15,033,409)

	Nine Months Ended June 30, 2018
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$609,668,554	$87,389,065	$697,057,619
Net realized loss	(1,047,884)	(1,214,108)	(2,261,992)
Net change in unrealized (depreciation) appreciation	(2,857,546)	2,096,092	(761,454)
Purchases, PIK interest, net discount accretion and non-cash exchanges	481,100,549	31,905,640	513,006,189
Sales, repayments and non-cash exchanges	(266,925,169)	(69,861,776)	(336,786,945)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$819,938,504	$50,314,913	$870,253,417
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(3,161,334)	$1,076,376	$(2,084,958)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Long-Term Credit Facility	2019	2018
Beginning Balance (cost – $333,727,520 and $253,783,301, respectively)	$332,128,815	$256,858,457
Net change in unrealized depreciation included in earnings	(1,579,717)	(2,886,308)
Borrowings	283,700,000	143,985,010
Repayments	(202,120,020)	(142,095,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $415,307,500 and $255,673,311, respectively)	$412,129,078	$255,862,159

As of June 30, 2019, we had outstanding non-U.S. dollar borrowings on the Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,500	$13,391,998	July 1, 2019	$984,498

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero million and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2019. Due to that election and in accordance with GAAP, we incurred expenses of zero and $10.9 million, respectively, relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and nine months ended June 30, 2018. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $0.4 million and $0.4 million, respectively. For the three and nine months ended June 30, 2018, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(1.9) million and $6.5 million, respectively. As of June 30, 2019 and September 30, 2018, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.2 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2019 were as follows:

Name of Investment	Fair Value at September 30, 2018	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income	Dividend Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$17,195,389	$7,421,182	$(7,219,230)	$(1,289,136)	$16,108,205	$1,206,942	$—	$(7,164,304)
Total Non-Controlled Affiliates	$17,195,389	$7,421,182	$(7,219,230)	$(1,289,136)	$16,108,205	$1,206,942	$—	$(7,164,304)

Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$145,860,229	$28,437,500	$—	$(2,602,925)	$171,694,804	$9,273,287	$4,725,000	$—
Total Controlled Affiliates	$145,860,229	$28,437,500	$—	$(2,602,925)	$171,694,804	$9,273,287	$4,725,000	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator for net increase in net assets resulting from operations	$4,518,816	$4,968,387	$4,042,286	$22,476,929
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074	38,772,074	38,139,678
Basic and diluted net increase in net assets per share resulting from operations	$0.12	$0.13	$0.10	$0.59

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2019 and September 30, 2018, cash and cash equivalents consisted of money market funds in the amounts of $25.4 million and $72.2 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2019	2018
Per Share Data:
Net asset value, beginning of period	$13.82	$14.10
Net investment income (1)	0.88	0.51
Net change in realized and unrealized (loss) gain (1)	(0.77)	0.08
Net increase in net assets resulting from operations (1)	0.10	0.59
Distributions to stockholders (1), (2)	(0.86)	(0.86)
(Dilutive) effect of common stock issuance	—	(0.01)
Net asset value, end of period	$13.07	$13.82
Per share market value, end of period	$11.56	$13.66
Total return* (3)	(5.89)%	0.29%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.63%	2.69%
Ratio of debt related expenses to average net assets (5)	5.03%	4.54%
Ratio of total expenses to average net assets (5)	8.66%	7.23%
Ratio of net investment income to average net assets (5)	8.99%	5.52%
Net assets at end of period	$506,733,731	$535,878,316
Weighted average debt outstanding	$491,199,285	$332,567,763
Weighted average debt per share (1)	$12.67	$8.72
Asset coverage per unit (6)	$1,904	$2,342
Portfolio turnover ratio	54.40%	47.57%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2019 and 2018, inclusive of the fee on the undrawn commitment of 0.4% on the Credit Facility, amendment costs and debt issuance costs, was 5.3% and 7.3%, respectively. As of June 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 190% and 213%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of SunTrust Bank, or the Lenders, was $520 million as of June 30, 2019, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of June 30, 2019 and September 30, 2018, Funding I had $415.3 million and $333.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.4% and 4.3%, exclusive of the fee on undrawn commitments as of June 30, 2019 and September 30, 2018, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2019

(Unaudited)

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2019, we were in compliance with the covenants relating to the Credit Facility.

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

The 2023 Notes pay interest at a rate of 3.8% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes is payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

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

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2019 and September 30, 2018, we had $79.8 million and $79.4 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $10.9 million and $39.4 million, respectively, to PSSL as of June 30, 2019 and September 30, 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of June 30, 2019, the related consolidated statements of operations and the related consolidated statements of changes in net assets for the three-month and nine-month periods ended June 30, 2019 and 2018,  and cash flows for the nine-month periods ended June 30, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 7, 2019

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2019, our portfolio totaled $1,072.2 million and consisted of $939.6 million of first lien secured debt (including $121.0 million in PSSL), $34.0 million of second lien secured debt and $98.6 million of preferred and common equity (including $50.7 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments and 1% fixed-rate investments. As of June 30, 2019, we had three portfolio companies on non-accrual, representing 2.3% and 0.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $13.9 million. Our overall portfolio consisted of 93 companies with an average investment size of $11.5 million, had a weighted average yield on debt investments of 8.9%, and was invested 88% in first lien secured debt (including 11% in PSSL), 3% in second lien secured debt and 9% in preferred and common equity (including 5% in PSSL). As of June 30, 2019, 99% of the investments held by PSSL were first and second lien secured debt and 1% was in common equity.

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

For the three months ended June 30, 2019, we invested $182.7 million in eight new and 14 existing portfolio companies with a weighted average yield on debt investments of 9.3%. Sales and repayments of investments for the three months ended June 30, 2019 totaled $66.6 million. For the nine months ended June 30, 2019, we invested $499.5 million in 22 new and 60 existing portfolio companies with a weighted average yield on debt investments of 8.9%. Sales and repayments of investments for the nine months ended June 30, 2019 totaled $400.1 million.

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

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2019, PSSL’s portfolio totaled $470.0 million, consisted of 42 companies with an average investment size of $11.2 million and had a weighted average yield on debt investments of 7.9%. As of September 30, 2018, PSSL’s portfolio totaled $425.4 million, consisted of 42 companies with an average investment size of $10.1 million and had a weighted average yield on debt investments of 7.8%.

For the three months ended June 30, 2019, we invested $8.4 million in one new and three existing portfolio companies with a weighted average yield on debt investments of 9.0%. Sales and repayments of investments for the three months ended June 30, 2019 totaled $39.7 million. For the nine months ended June 30, 2019, we invested $176.0 (including $57.7 million purchased from the Company) million in 11 new and 13 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the nine months ended June 30, 2019 totaled $128.2 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2019. Due to that election and in accordance with GAAP, we incurred expenses of zero and $10.9 million, respectively, relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and nine months ended June 30, 2018. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three and nine months ended June 30, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $0.4 million and $0.4 million, respectively. For the three and nine months ended June 30, 2018, our Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(1.9) million and $6.5 million, respectively. As of June 30, 2019 and September 30, 2018, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.2 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2019 and 2018.

Investment Income

Investment income for the three and nine months ended June 30, 2019 was $22.9 million and $69.1 million, respectively, and was attributable to $19.9 million and $62.0 million from first lien secured debt and $3.0 million and $7.0 million from second lien secured debt and preferred equity, respectively. This compares to investment income for the three and nine months ended June 30, 2018, which was $19.5 million and $50.9 million, respectively, and was attributable to $19.2 million and $46.0 million from first lien secured debt and $0.3 million and $4.9 million from second lien secured debt, subordinated debt and preferred and common equity, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio and an increase in dividend income from one of our portfolio companies.

Expenses

Expenses for the three and nine months ended June 30, 2019 totaled $11.5 million and $35.0 million, respectively. Base management fee for the same periods totaled $2.6 million and $7.5 million, incentive fee totaled $2.4 million (including $2.4 million on net investment income and zero accrued but not payable on realized gains) and $3.7 million (including $5.1 million on net investment income and $(1.4) million accrued but not payable on realized gains), debt related interest and expenses totaled $5.7 million and $20.8 million (including $4.5 million in Credit Facility amendment costs) and general and administrative expenses totaled $1.0 million and $3.0 million, respectively. This compares to expenses for the three and nine months ended June 30, 2018 totaled $7.7 million and $31.6 million, respectively. Base management fee for the same periods totaled $2.2 million and $5.9 million, incentive fee totaled $0.3 million (including $(1.0) million on unrealized gains accrued but not payable) and $0.9 million (including $(0.1) million on realized gains and $(0.6) million on unrealized gains accrued but not payable), debt related interest and expenses totaled $3.9 million and $20.8 million (including $10.9 million in Credit Facility amendment and debt issuance costs on the 2023 Notes), general and administrative expenses totaled $1.1 million and $3.4 million and provision for taxes totaled $0.2 million and $0.6 million, respectively. The increase in expenses for the three months ended June 30, 2019 compared to the same period in the prior year was primarily due to increase in management and incentive fees and debt related interest and expenses due to the growth of our portfolio in the current period. The increase in expenses for the nine months ended June 30, 2019 compared to the same period in the prior year was primarily due to the expenses incurred in connection with the amendment of the credit facility as well as higher interest expense.

Net Investment Income

Net investment income totaled $11.3 million and $34.1 million, or $0.29 and $0.88 per share, for the three and nine months ended June 30, 2019, respectively. Net investment income totaled $11.8 million and $19.3 million, or $0.31 and $0.51 per share, for the three and nine months ended June 30, 2018, respectively. The change in net investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio as well higher leverage cost.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2019 totaled $66.6 million and $400.1 million, respectively, and net realized losses totaled $18.4 million and $16.4 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2018 totaled $87.9 million and $283.6 million, respectively, and net realized losses totaled $1.8 million and $3.1 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and nine months ended June 30, 2019, we reported net change in unrealized appreciation (depreciation) on investments of $11.9 million and $(13.2) million, respectively. For the three and nine months ended June 30, 2018, we reported net change in unrealized depreciation on investments of $3.2 million and $0.2 million, respectively. As of June 30, 2019 and September 30, 2018, our net unrealized depreciation on investments totaled $13.9 million and $0.9 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three and nine months ended June 30, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $0.4 million and $0.4 million, respectively. For the three and nine months ended June 30, 2018, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(1.9) million and $6.5 million, respectively. As of June 30, 2019 and September 30, 2018, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.2 million and $4.7 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $4.5 million and $4.0 million, or $0.12 and $0.10 per share, respectively, for the three and nine months ended June 30, 2019. This compares to a net change in net assets resulting from operations of $5.0 million and $22.5 million, or $0.13 and $0.59 per share, respectively, for the three and nine months ended June 30, 2018. The decrease in the net change in net assets from operations compared to the same periods in the prior year was primarily due to depreciation of the portfolio in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 190% and 213%, respectively.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of June 30, 2019, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of June 30, 2019 and September 30, 2018, Funding I had $415.3 million and $333.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.4% and 4.3%, exclusive of the fee on undrawn commitments as of June 30, 2019 and September 30, 2018, respectively.

The annualized weighted average cost of debt for the nine months ended June 30, 2019 and 2018, inclusive of the fee on the undrawn commitment of 0.4% on the Credit Facility, amendment costs and debt issuance costs, was 5.3% and 7.3%, respectively (excluding amendment and debt issuance costs, amounts were 4.4% and 4.0%, respectively). As of June 30, 2019 and September 30, 2018, we had $104.7 million and $71.3 million of unused borrowing capacity under the Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2019, we were in compliance with the covenants relating to the Credit Facility.

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

The 2023 Notes pay interest at a rate of 3.8% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the nine months ended June 30, 2019 and 2018, we issued zero and 6.3 million shares, respectively. As a result, we raised approximately zero and $88.0 million in net proceeds from our issuances of our equity capital, respectively.

As of June 30, 2019 and September 30, 2018, we had cash equivalents of $25.4 million and $72.2 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $96.0 million for the nine months ended June 30, 2019, and our financing activities provided cash of $48.4 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from draws on our credit facility, partially offset by distributions paid to stockholders.

Our operating activities used cash of $183.0 million for the nine months ended June 30, 2018 and our financing activities provided cash of $196.6 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from a follow-on equity offering and the issuance of the 2023 Notes.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2019, PSSL had total assets of $483.3 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $12.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $121.0 million and equity interests of $51.8 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $7.6 million was unfunded. As of June 30, 2019, we had commitments to fund equity interests in PSSL of $55.1 million, of which $3.3 million was unfunded.

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

Additionally, PSSL has entered into the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PSSL Subsidiary, which as of June 30, 2019 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	June 30, 2019	September 30, 2018
Total investments	$469,969,339	$425,420,881
Weighted average yield on debt investments	7.9%	7.8%
Number of portfolio companies in PSSL	42	42
Largest portfolio company investment	$22,137,382	$21,152,781
Total of five largest portfolio company investments	$103,217,607	$95,941,790

Below is a listing of PSSL’s individual investments as of June 30, 2019:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
June 30, 2019
(Unaudited)
Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—810.7%
First Lien Secured Debt—784.7%
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.34%	3M L+475		7,788,947	$7,713,247	$7,711,057
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.65%	1M L+725		13,966,474	13,703,235	13,966,474
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.83%	3M L+650		11,765,000	11,669,308	11,656,385
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	8.15%	1M L+575		7,367,758	7,328,804	7,146,725
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.18%	1M L+575		10,192,367	10,101,245	10,090,443
Country Fresh Holdings, LLC	05/01/23	Beverage, Food and Tobacco	7.33%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC (Revolver)	05/01/23	Beverage, Food and Tobacco	7.33%	1M L+500		182,403	178,981	182,403
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/23	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	8.65%	3M L+625		19,798,995	19,798,995	19,798,995
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.08%	3M L+575		12,343,750	12,177,552	12,220,312
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.08%	3M L+575		8,187,165	8,132,821	8,105,293
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.70%	3M L+525	A	$10,000,000	7,370,292	6,806,965
GCOM Software LLC	11/14/2022	High Tech Industries	8.64%	1M L+750		17,679,835	17,548,440	17,679,835
Good2Grow LLC	11/18/2024	Beverages	6.58%	3M L+425		12,437,500	12,323,465	12,313,126
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.66%	3M L+600		14,486,250	14,362,677	13,982,621
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.81%	3M L+450		19,718,741	19,567,681	19,521,554
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.83%	3M L+450		12,437,500	12,380,182	12,375,312
Impact Group, LLC	06/27/2023	Wholesale	8.83%	1M L+650		9,415,185	9,317,781	9,321,033
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	6.06%	1M L+425	A	$15,000,000	10,966,988	10,401,910
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.19%	1M L+525		19,950,000	19,674,203	19,688,865
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.83%	3M L+550		9,950,000	9,858,961	9,911,725
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	7.46%	3M L+575	A	$14,793,247	10,508,475	10,381,146
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.44%	1M L+500		17,865,000	17,724,092	17,686,350
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.42%	1M L+600		7,125,000	7,169,234	6,658,883
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.40%	1M L+600		6,895,000	6,811,021	6,690,130
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.21%	P+275	C	$5,775,254	4,468,226	4,419,554
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.40%	3M L+500		6,025,044	5,990,699	6,017,961
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.33%	1M L+600		16,678,402	16,575,814	16,595,010
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.69%	1M L+425		14,887,500	14,760,960	14,738,625
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.90%	1M L+450		12,611,667	12,485,550	12,611,667
Output Services Group, Inc.	03/27/2024	Business Services	6.65%	1M L+425		7,903,419	7,931,431	7,073,560
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.84%	3M L+525		9,950,000	9,860,482	9,881,344
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.40%	1M L+500		10,917,500	10,816,718	10,808,325
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.32%	3M L+575		1,762,835	1,739,384	1,745,207
PlayPower, Inc.	05/8/2026	Leisure Products	7.90%	3M L+550		4,200,000	4,158,218	4,205,250
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	7.20%	3M L+450		11,318,125	11,213,908	11,204,944
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.44%	1M L+600		4,687,495	4,687,495	4,124,996
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.58%	3M L+425		15,263,579	15,266,582	15,263,579
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.87%	6M L+525		8,988,029	8,950,390	8,898,149
UBEO, LLC	04/03/2024	Capital Equipment	6.90%	1M L+450		22,360,991	22,150,179	22,137,382
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.40%	1M L+500		8,436,250	8,302,714	8,436,250
US Dominion, Inc.	07/15/2024	Capital Equipment	9.16%	3M L+675		3,960,000	3,899,682	3,960,000
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	9.10%	3M L+650		16,103,656	15,813,761	16,200,279
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.91%	1M L+900		5,501,362	5,419,531	5,501,362
Xebec Global Holdings, LLC	02/12/2024	Aerospace and Defense	7.93%	3M L+550		6,698,853	6,674,853	6,682,106
Total First Lien Secured Debt							457,680,287	454,929,121
Second Lien Secured Debt—14.5%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.83%	1M L+850		846,936	846,936	846,936
			(PIK 10.83%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		15,206	15,206	15,206
			(PIK 8.00%)
Total Second Lien Secured Debt							8,469,434	8,431,398
Equity Securities—11.4%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,413,806
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	5,034,806
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	160,208
Total Equity Securities							6,983,937	6,608,821
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							473,133,658	469,969,339
Cash and Cash Equivalents—16.8%
BlackRock Federal FD Institutional 30							7,556,272	7,556,272
US Bank Cash							2,196,606	2,202,887
Total Cash and Cash Equivalents							9,752,878	9,759,159
Total Investments and Cash Equivalents—827.5%							$482,886,536	$479,728,498
Liabilities in Excess of Other Assets—(727.5)%								(421,755,865)
Members' Equity—100.0%								$57,972,633

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	June 30, 2019	September 30, 2018
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$473,133,658 and $425,336,210, respectively)	$469,969,339	$425,420,881
Cash and cash equivalents (cost—$9,752,878 and $13,520,127, respectively)	9,759,159	13,520,760
Interest receivable	2,116,251	1,670,053
Prepaid expenses and other assets	1,423,333	2,784,477
Total assets	483,268,082	443,396,171
Liabilities
PSSL Credit Facility payable	285,450,977	275,285,900
Notes payable to members	138,250,000	115,500,000
Interest payable on PSSL Credit Facility	1,113,520	1,065,306
Interest payable on notes to members	119,009	99,966
Accrued other expenses	361,943	247,595
Total liabilities	425,295,449	392,198,767
Commitments and contingencies (1)	—	—
Members' equity	57,972,633	51,197,404
Total liabilities and members' equity	$483,268,082	$443,396,171

(1)	As of June 30, 2019 and September 30, 2018, PSSL had unfunded commitments to fund investments of $0.3 million and zero, respectively.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$9,870,920	$5,281,955	$29,791,971	$10,379,097
Other income	220,500	6,219	519,443	18,438
Total investment income	10,091,420	5,288,174	30,311,414	10,397,535
Expenses:
Interest and expenses on PSSL Credit Facility	4,145,313	2,321,809	12,568,962	4,279,645
Interest expense on notes to members	3,701,558	1,772,798	10,595,874	3,411,498
Administrative services expenses	300,000	250,000	850,000	400,000
Other general and administrative expenses (1)	113,650	113,650	340,950	579,086
Total expenses	8,260,521	4,458,257	24,355,786	8,670,229
Net investment income	1,830,899	829,917	5,955,628	1,727,306
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(1,604,539)	63,395	(1,025,488)	79,341
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	404,262	(1,072,357)	(3,243,343)	(72,655)
Credit facility depreciation of foreign currency translations	241,025	1,187,765	738,432	936,097
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	645,287	115,408	(2,504,911)	863,442
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(959,252)	178,803	(3,530,399)	942,783
Net increase in members' equity resulting from operations	$871,647	$1,008,720	$2,425,229	$2,670,089

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2019, including borrowings under our Credit Facility, 2023 Notes and other contractual obligations, is as follows:

		Payments due by period (millions)
	a	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility		$412.1	$—	$—	$412.1	$—
2023 Notes		137.5	—	41.2	96.3	—
Total debt outstanding (1)		$549.6	$—	$41.2	$508.4	$—
Unfunded commitments to PSSL		10.9	—	—	—	10.9
Unfunded investments (2)		79.8	1.2	21.3	55.7	1.6
Total contractual obligations		$640.3	$1.2	$62.5	$564.1	$12.5

(1)	The annualized weighted average cost of debt as of June 30, 2019, excluding amendment costs and debt issuance costs, was 3.4% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

During the three and nine months ended June 30, 2019, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $11.1 and $33.2 million, respectively. For the same periods in the prior year, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $11.1 million and $32.5 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

In March 2019, the SEC issued the Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Form 10-Q, there were no significant changes to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact these amendments will have on its other future periodic filings and registration statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, our debt portfolio consisted of 99% variable-rate investments and 1% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,120)	$(0.13)
Up 1%	$5,120	$0.13
Up 2%	$10,240	$0.26
Up 3%	$15,483	$0.40
Up 4%	$21,077	$0.54

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legislation enacted in 2018 allows us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was enacted which amended the 1940 Act to decrease this percentage from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity) for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On April 5, 2018, our board of directors approved such reduction. As of April 5, 2019, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirement, which may increase the risk of investing in us. Under the 200% minimum asset coverage ratio, the Company was permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity and, under the 150% minimum asset coverage ratio, the Company is permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a)(2) of the 1940 Act permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1-to-1 to a maximum of 2-to-1. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage.

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

As noted above, on April 5, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved a reduction of our asset coverage ratio from 200% to 150%. As a result, as of April 5, 2019, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity). If we incur additional indebtedness under this provision, the risk of investing in us will increase. If the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our subsidiary Funding I for cash distributions to enable us to meet the distribution requirements in order to permit us to be subject to tax as a RIC. In this regard, Funding I is limited by its covenants from making certain distributions to us that may be necessary to fulfill our requirements to be subject to tax as a RIC. In such case, we would need to request a waiver of these covenants’ restrictions for Funding I to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that Funding I will be granted such a waiver, and if Funding I is unable to obtain a waiver, compliance with the covenants may cause us to incur a corporate-level income tax.

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

As of June 30, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 190% and 213%, respectively. Since our leverage was 111% and 89% of our net assets as of June 30, 2019 and September 30, 2018, respectively, we would have to receive an annual return of at least 2.2% and 1.9%, respectively, to cover annual interest payments.

As of June 30, 2019, we had outstanding borrowings of $415.3 million under our Credit Facility and $138.6 million outstanding under our 2023 Notes. Our consolidated debt outstanding was $553.9 million and had a weighted average annual interest rate at the time of 4.3%, exclusive of the fees on the undrawn commitment on the Credit Facility. To cover the annual interest on our borrowings of $553.9 million outstanding as of June 30, 2019, at the weighted average annual rate of 4.3%, we would have to receive an annual yield of at least 2.2%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of June 30, 2019 of 50% of total assets (including such borrowed funds), at the current interest rate at the time of 4.3%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(26.5)%	(15.6)%	(4.7)%	6.2%	17.1%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 7, 2019	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)