Form 10-K
period 2019-09-30
PennantPark Floating Rate Capital Ltd.
filed 2019-11-20
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2019 based on the closing price on that date of $12.81 on The Nasdaq Global Select Market was approximately $489 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 38,772,074 shares of the Registrant’s common stock outstanding as of November 20, 2019.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 3.83% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; and “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with SunTrust Bank and other lenders, or the Lenders; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Item 1.	Business

General Business of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate both current income and capital appreciation while seeking to preserve capital by investing primarily in loans bearing a variable-rate of interest, or Floating Rate Loans, and other investments made to U.S. middle-market companies.

We believe that Floating Rate Loans to U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

In April 2019, our wholly owned subsidiary, the Securitization Issuer, was incorporated in the Cayman Islands as an exempted company with limited liability. We formed the Securitization Issuer in order to complete the Debt Securitization.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested $10 billion in 526 companies with approximately 185 different financial sponsors through its managed funds.

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

•

We believe middle-market companies have faced difficulty in raising debt through the capital markets. Many middle-market companies look to raise funds by issuing high-yield bonds and broadly syndicated loans. We believe this approach to financing becomes difficult at times when institutional investors seek to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield securities from time to time.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial finance companies, CLO funds, private direct lending funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities in middle-market companies can be intense. However, we believe that from time to time there has been a reduction in the amount of debt capital available to middle-market companies, which we believe has resulted in a less competitive environment for making new investments.

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

Leverage

As of September 30, 2019, we maintained a $520 million Credit Facility, which matures in October 2023, with the lenders. During the Credit Facility’s revolving period, which extends to October 2021, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points, and after the revolving period, the rate sets to LIBOR plus 425 basis points for the remaining two years. The Credit Facility is secured by all of the assets held by Funding I, under which we had $265.3 million outstanding as of September 30, 2019. The Credit Facility had a weighted average interest rate of 4.1% and 4.3%, exclusive of the fee on undrawn commitments as of September 30, 2019 and 2018, respectively. As of September 30, 2019 and 2018, we had $254.7 million and $71.3 million, respectively, of unused borrowing capacity under our Credit Facility, subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 140% and 170% of our net assets, or approximately 60% to 65% of our managed assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing.

As of September 30, 2019 we had $138.6 million in aggregate principal amount of 2023 Notes outstanding. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee. The 2023 Notes pay interest at a rate of 3.83% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. As of September 30, 2019 and 2018, the Company had $228.0 million and zero of 2031 Asset-Backed Debt outstanding, respectively, with a weighted average interest rate of 4.2%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

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

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

Our Corporate Information

Our administrative and principal executive offices are located at 590 Madison Avenue, 15th Floor, New York, NY 10022. Our common stock is quoted on The Nasdaq Global Select Market and the Tel Aviv Stock Exchange, or TASE, under the symbol “PFLT.” Our phone number is (212) 905-1000, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. In addition, the SEC maintains an Internet site at www.sec.gov that contains material that we file with the SEC on the EDGAR Database.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2019 (1)	Portfolio Company	2018 (1)
MeritDirect, LLC	4%	Beauty Industry Group Opco, LLC	4%
Cano Health, LLC	3	Integrative Nutrition, LLC	4
Douglas Products	3	Credit Infonet, Inc.	3
GSM Holdings, Inc.	3	Education Networks of America, Inc.	3
Integrative Nutrition, LLC	3	Montreign Operating Company, LLC	3
Montreign Operating Company, LLC	3	Research Now Group, Inc. and Survey	3
		Sampling International LLC
Research Now Group, Inc. and Survey	3	Tensar Corporation	3
Sampling International LLC
By Light Professional IT Services, LLC	2	East Valley Tourist Development Authority	2
eCommission Financial Services, Inc.	2	Morphe, LLC	2
Tyto Athene, LLC	2	NextiraOne Federal, LLC	2

Industry	2019 (1)	Industry	2018 (1)
Aerospace and Defense	7%	Consumer Goods: Non-Durable	11%
Hotel, Gaming and Leisure	7	High Tech Industries	10
Beverage, Food and Tobacco	6	Business Services	8
Healthcare and Pharmaceuticals	6	Beverage, Food and Tobacco	7
Business Services	5	Aerospace and Defense	6
Capital Equipment	5	Hotel, Gaming and Leisure	6
High Tech Industries	5	Telecommunications	6
Media	5	Capital Equipment	5
Construction and Building	4	Consumer Goods: Durable	5
Telecommunications	4	Healthcare and Pharmaceuticals	5

(1)	Excludes investments in PSSL.

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser earned a base management fee of $10.2 million, $8.4 million and $6.9 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser earned $7.6 million, $3.5 million and $4.9 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2019, 2018 and 2017, we accrued an incentive fee on capital gains of approximately zero, $(0.1) million and $0.1 million, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2019, 2018 and 2017 was $(1.4) million, $(1.0) million and $1.2 million, respectively.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2020. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2019, 2018 and 2017, we reimbursed the Investment Adviser approximately $1.9 million, $1.3 million and $1.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2020. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2019, PSSL had total assets of $506.7 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate of $10.5 million. PSSL’s portfolio consisted of debt investments in 45 portfolio companies as of September 30, 2019. As of September 30, 2019, at fair value, the largest investment in a single portfolio company in PSSL was $22.0 million and the five largest investments totaled $102.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $122.2 million and equity interests of $52.4 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $6.4 million was unfunded. As of September 30, 2019, we had commitments to fund equity interests in PSSL of $55.1 million, of which $2.8 million was unfunded.

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

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and a code of conduct that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain a copy of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov, filed as an exhibit to our annual report on Form 10-K (File No. 814-00891 filed on November 17, 2011

Other

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

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union (the so called “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

We could be subject to reduced availability and/or mandatory prepayments under Funding I’s Credit Facility, our 2023 Notes, and our 2031 Asset-Backed Debt.

In addition to the asset coverage ratio requirements, our Credit Facility contains various covenants applicable to Funding I, which restricts our ability to borrow funds, and the deed of trust governing our 2023 Notes and the indenture governing our 2031 Asset-Backed Debt contain various covenants which, if not complied with, could accelerate repayment of the 2023 Notes and the 2031 Asset-Backed Debt, respectively. For example, the Credit Facility’s income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall. This could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;
•	A requirement to maintain a minimum amount of stockholder’s equity; and
•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity in Funding I or to result in the ability of the trustee and our note holders to accelerate amounts due under the deed of trust governing our 2023 Notes or the indenture governing our 2031 Asset-Backed Debt. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. If LIBOR ceases to exist, we may need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and our Credit Facility to replace LIBOR with the new standard that is established. If the agreements with our portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments. If we are unable to renegotiate our Credit Facility, amounts drawn under our Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was enacted which amended the 1940 Act to decrease this percentage from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity) for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On April 5, 2018, our board of directors approved such reduction. As of April 5, 2019, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirement, which may increase the risk of investing in us. Under the 200% minimum asset coverage ratio, we were permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity and, under the 150% minimum asset coverage ratio, we are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a)(2) of the 1940 Act permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1-to-1 to a maximum of 2-to-1. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage.

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

•

Securitization. As a result of the completion of the Debt Securitization, we are exposed to typical risks associated with the securitization of loans to generate cash for funding new investments. As applicable accounting pronouncements and SEC staff guidance requires us to consolidate the Securitization Issuers’ financial statements with our financial statements, any debt issued by the Securitization Issuers would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. We retain all of the equity in the Securitization Issuers and our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio.

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

Our current debt is governed by the terms of the Credit Facility, the deed of trust governing the 2023 Notes and the indenture governing the 2031 Asset-Backed Debt, and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facility, 2023 Notes and the 2031 Asset-Backed Debt and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2019 and 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 179% and 212%, respectively. Since our leverage was 127% and 89% of our net assets as of September 30, 2019 and 2018, respectively, we would have to receive an annual return of at least 2.3% and 1.9%, respectively, to cover annual interest payments.

As of September 30, 2019, we had outstanding borrowings of $265.3 million under our Credit Facility, $138.6 million outstanding under our 2023 Notes, and $228.0 million outstanding under the 2031 Asset-Backed Debt. Our consolidated debt outstanding was $631.9 million and had a weighted average annual interest rate at the time of 4.1%, exclusive of the fees on the undrawn commitment on our Credit Facility. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2019 of 54% of total assets (including such borrowed funds), at the current interest rate at the time of 4.1%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(28.0)%	(16.6)%	(5.1)%	6.4%	17.8%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

As a result of any issuance of debt securities and borrowings under our Credit Facility, the 2023 Notes, and the 2031 Asset-Backed Debt, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

Our Credit Facility expires in October 2023. We utilize proceeds from the Credit Facility to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at maturity of the Credit Facility, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers. We, along with our Investment Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

In order to raise additional capital, we may issue debt or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on The Nasdaq Global Select Market and the TASE, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $11.60 and $13.15 on September 30, 2019 and 2018, respectively. Our NAV per share was $12.97 and $13.82 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

The 2023 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2023 Notes are subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of September 30, 2019, we had $265.3 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2023 Notes to the extent of the value of such assets.

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

The deed of trust under which the 2023 Notes were issued offers limited protection to holders of the 2023 Notes. The terms of the deed of trust and the 2023 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on each holder’s investment in the 2023 Notes. In particular, subject to the satisfaction of certain financial covenants, the terms of the deed of trust and the 2023 Notes will not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2023 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1)-(2) of the 1940 Act or any successor provisions;

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

Payments made under the 2023 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act (commonly known as “FATCA”) provisions of the Code. This U.S. withholding tax may apply to certain payments of interest on the 2023 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any notes are held, the holder could be subject to this 30% U.S. withholding tax in respect of any interest paid on the notes. Holders of the 2023 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the notes.

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

RISKS RELATING TO OUR DEBT SECURITIZATION

We are subject to certain risks as a result of our interests in connection with the Debt Securitization and our equity interest in the Securitization Issuers.

On September 19, 2019, in connection with the Debt Securitization and the offering of the 2031 Asset-Backed Debt by the Securitization Issuers, we sold and/or contributed to the Depositor certain senior loans made to certain of our portfolio companies, or the Securitization Loans, which the Depositor in turn sold and/or contributed to the Securitization Issuer in exchange for 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. Following these transfers, the Securitization Issuer, and not the Depositor or us, held all of the ownership interest in the Securitization Loans.

As a result of the Debt Securitization, we hold, indirectly through the Depositor, 100% of the equity interests in the Securitization Issuers. As a result, we consolidate the financial statements of the Depositor and the Securitization Issuers, as well as our other subsidiaries, in our consolidated financial statements. Because each of the Depositor and the Securitization Issuer is disregarded as an entity separate from its owners for U.S. federal income tax purposes, the sale or contribution by us to the Depositor, and by the Depositor to the Securitization Issuer, as applicable, did not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, a failure of the Securitization Issuer to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the applicable indenture under the Debt Securitization, upon which the trustee under the Debt Securitization, or the Securitization Trustee, may and will at the direction of a majority of the holders of the 2031 Asset-Backed Debt, or the Securitization Debtholders, declare the 2031 Asset-Backed Debt to be immediately due and payable and exercise remedies under the indenture, including (i) to institute proceedings for the collection of all amounts then payable on the 2031 Asset-Backed Debt, or under the indenture, enforce any judgment obtained, and collect from the Securitization Issuers and any other obligor upon the 2031 Asset-Backed Debt monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the indenture with respect to the property of the Securitization Issuers; (iii) exercise any remedies as a secured party under the relevant Uniform Commercial Code and take other appropriate action under applicable law to protect and enforce the rights and remedies of the Securitization Trustee and the Securitization Debtholders; or (iv) sell the property of the Securitization Issuers or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the Debt Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the Debt Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We may not receive cash distributions in respect of our indirect ownership interests in the Securitization Issuers.

Apart from fees payable to us in connection with our role as servicer of the Securitization Loans and the reimbursement of related amounts under the documents governing the Debt Securitization, we receive cash in connection with the Debt Securitization only to the extent that the Depositor receives payments in respect of its equity interests in the Securitization Issuers. The respective holders of the equity interests in the Securitization Issuers are the residual claimants on distributions, if any, made by the Securitization Issuers after the Securitization Debtholders and other claimants have been paid in full on each payment date or upon maturity of the 2031 Asset-Backed Debt, subject to the priority of payments under the documents governing the Debt Securitization. To the extent that the value of the Securitization Issuer’s portfolio of loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the loans, or for any other reason, the ability of the Securitization Issuers to make cash distributions in respect of the Depositor’s equity interests would be negatively affected and consequently, the value of the equity interests in the Securitization Issuers would also be reduced. In the event that we fail to receive cash indirectly from the Securitization Issuers, we could be unable to make distributions, if at all, in amounts sufficient to maintain our ability to be subject to tax as a RIC.

The interests of the Securitization Debtholders may not be aligned with our interests.

The 2031 Asset-Backed Debt constitutes debt obligations ranking senior in right of payment to the rights of the holders of the equity interests in the Securitization Issuers, as residual claimants in respect of distributions, if any, made by the Securitization Issuers. As such, there are circumstances in which the interests of the Securitization Debtholders may not be aligned with the interests of holders of the equity interests in the Securitization Issuers. For example, under the terms of the documents governing the Debt Securitization, the Securitization Debtholders have the right to receive payments of principal and interest prior to holders of the equity interests.

For as long as the 2031 Asset-Backed Debt remains outstanding, the respective Securitization Debtholders have the right to act in certain circumstances with respect to the Securitization Loans in ways that may benefit their interests but not the interests of the respective holders of the equity interests in the Securitization Issuers, including by exercising remedies under the documents governing the Debt Securitization.

If an event of default occurs, the Securitization Debtholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the Debt Securitization. For example, upon the occurrence of an event of default with respect to the 2031 Asset-Backed Debt, the Securitization Trustee may and will at the direction of the holders of a majority of the applicable 2031 Asset-Backed Debt declare the principal, together with any accrued interest, of the debt to be immediately due and payable. This would have the effect of accelerating the principal on such debt, triggering a repayment obligation on the part of the Securitization Issuers. The 2031 Asset-Backed Debt then outstanding will be paid in full before any further payment or distribution on the equity interest is made. There can be no assurance that there will be sufficient funds through collections on the Securitization Loans or through the proceeds of the sale of the Securitization Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the 2031 Asset-Backed Debt, or to make any distribution to holders of the equity interests in the Securitization Issuers.

Remedies pursued by the Securitization Debtholders could be adverse to our interests as the indirect holder of the equity interests in the Securitization Issuers. The Securitization Debtholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Securitization Debtholders will be consistent with the best interests of the Depositor or that we will receive, indirectly through the Depositor, any payments or distributions upon an acceleration of the 2031 Asset-Backed Debt. Any failure of the Securitization Issuers to make distributions in respect of the equity interests that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the 2031 Asset-Backed Debt or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We have certain repurchase obligations with respect to the Securitization Loans transferred in connection with the Debt Securitization.

As part of each Debt Securitization, we entered into a master loan agreement under which we would be required to repurchase any Securitization Loan (or participation interest therein) which was sold to the Securitization Issuer in breach of certain customary representations and warranties made by us or by the Depositor with respect to such Securitization Loan or the legal structure of the applicable Debt Securitization. To the extent that there is a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the Securitization Trustee may, on behalf of the Securitization Issuer, bring an action against us to enforce these repurchase obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2019, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $11.60 and $13.15 on September 30, 2019 and 2018, respectively. Our NAV per share was $12.97 and $13.82 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 20, 2019, we had 45 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2019.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2019.

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

In January , a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2019 and 2018 from ordinary income (including short-term gains), if any, totaled $44.2 million and $42.8 million, or $1.14 and $1.14 per share, respectively, based on the weighted average shares outstanding for the respective periods. Additionally, for the year ended September 30, 2019 and 2018, we had long-term capital gain distributions of zero and $0.8 million, or zero and $0.02 per share, respectively, based on the weighted average shares outstanding.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2014, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

	For the years ended September 30,
	2019	2018	2017	2016	2015
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$92,947	$72,205	$59,497	$46,301	$30,355
Total expenses	47,485	41,241	26,052	18,965	12,695
Net investment income	45,462	30,964	33,445	27,336	17,660
Net realized and unrealized gain (loss)	(34,046)	2,526	2,880	6,153	(5,156)
Net increase in net assets resulting from operations	11,416	33,490	36,325	33,489	12,504
Per share data:
Net asset value	12.97	13.82	14.10	14.06	13.95
Net investment income (1)	1.17	0.81	1.10	1.02	1.08
Net realized and unrealized (loss) gain (1)	(0.88)	0.06	0.10	0.23	(0.31)
Net increase in net assets resulting from operations (1)	0.29	0.87	1.20	1.25	0.77
Distributions declared (1), (2)	1.14	1.14	1.15	1.14	1.16
Consolidated Statements of Assets and Liabilities data:
Total assets	1,152,376	1,076,443	747,345	631,420	416,120
Total investment portfolio	1,081,707	1,000,613	710,499	598,888	391,312
Debt payable (3)	623,551	467,632	256,858	232,389	29,600
Total net asset value	503,058	535,842	457,906	375,907	372,890
Other data:
Total return (4)	(3.20)%	(1.29)%	18.71%	21.77%	(6.01)%
Number of portfolio companies (5)	95	88	82	98	76
Yield on debt portfolio (5)	8.7%	8.8%	8.0%	7.8%	7.9%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)

The tax status of our distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP and is reported on Form 1099-DIV each calendar year to stockholders subject to such information reporting.

(3)	At fair value, excluding the 2031 Asset-Backed Debt.
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

We believe that Floating Rate Loans to U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2019, our portfolio totaled $1,081.7 million and consisted of $944.9 million of first lien secured debt (including $122.2 million invested in PSSL), $34.4 million of second lien secured debt and $102.4 million of preferred and common equity (including $50.0 million invested in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of September 30, 2019, we had one portfolio company on non-accrual, representing 0.4% and zero of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $3.5 million. Our overall portfolio consisted of 95 companies with an average investment size of $11.4 million, had a weighted average yield on debt investments of 8.7%, and was invested 87% in first lien secured debt (including 11% invested in PSSL), 3% in second lien secured debt and 10% in preferred and common equity (including 5% invested in PSSL). As of September 30, 2019, 97% of the investments held by PSSL were first lien secured debt.

As of September 30, 2018, our portfolio totaled $1,000.6 million and consisted of $913.3 million of first lien secured debt (including $101.1 million invested in PSSL), $21.2 million of second lien secured debt and $66.1 million of preferred and common equity (including $44.8 million invested in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of September 30, 2018, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $0.9 million. Our overall portfolio consisted of 88 companies with an average investment size of $11.4 million, had a weighted average yield on debt investments of 8.8%, and was invested 91% in first lien secured debt (including 10% invested in PSSL), 2% in second lien secured debt and 7% in preferred and common equity (including 4% invested in PSSL). As of September 30, 2018, all of the investments held by PSSL were first lien secured debt.

For the year ended September 30, 2019, we invested $640.1 million of investments in 28 new and 83 existing portfolio companies with a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the same period totaled $527.3 million.

For the year ended September 30, 2018, we invested $682.7 million of investments in 32 new and 66 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the same period totaled $391.4 million.

PennantPark Senior Secured Loan Fund I LLC

As of September 30, 2019, PSSL’s portfolio totaled $488.5 million, consisted of 45 companies with an average investment size of $10.9 million and had a weighted average yield on debt investments of 7.6%. As of September 30, 2018, PSSL’s portfolio totaled $425.4 million, consisted of 42 companies with an average investment size of $10.1 million and had a weighted average yield on debt investments of 7.8%.

For the year ended September 30, 2019, PSSL invested $228.6 million (of which $89.6 million was purchased from the Company) in 16 new and 16 existing portfolio companies with a weighted average yield on debt investments of 8.1%. PSSL’s sales and repayments of investments for the same period totaled $159.9 million.

For the period ended September 30, 2018, PSSL invested $371.3 million (of which $108.0 million was purchased from the Company) in 28 new and 14 existing portfolio companies with a weighted average yield on debt investments of 7.5%. PSSL’s sales and repayments of investments for the same period totaled $45.8 million

CRITICAL ACCOUNTING POLICIES

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2023 Notes are classified as Level 1, as they are valued using closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs in cash equivalents, investments, our 2023 Notes, our 2031 Asset-Backed Debt and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $4.5 million and $10.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2019 and 2018, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2031 Asset-Backed Debt. For the years September 30, 2019 and 2018, our Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of less than $(0.1) million and, $7.8 million, respectively. As of September 30, 2019 and 2018, the net unrealized (appreciation) depreciation on our Credit Facility and the 2023 Notes totaled $4.7 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2019 and 2018. For information regarding results of operations for the year ended September 30, 2017, see the Company's Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 14, 2018.

Investment Income

Investment income for the year ended September 30, 2019 was $92.9 million and was attributable to $84.0 million from first lien secured debt, $8.9 million from second lien secured debt, subordinated debt and preferred equity. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Investment income for the year ended September 30, 2018 was $72.2 million and was attributable to $65.5 million from first lien secured debt, $6.7 million from second lien secured debt, subordinated debt and preferred equity. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the year ended September 30, 2019 totaled $47.5 million. Base management fee for the same period totaled $10.2 million, incentive fee totaled $6.2 million (including zero on realized gains and $(1.4) million on net unrealized gains accrued but not payable), debt related interest and expenses totaled $27.1 million (including $4.5 million in Credit Facility amendment fees) and general and administrative expenses totaled $4.0 million. The increase in expenses compared to the prior year was primarily due to the growth of our portfolio which resulted in higher management and financing costs in the current year.

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

Net Investment Income

Net investment income totaled $45.5 million or $1.17 per share and $31.0 million or $0.81 per share for the years ended September 30, 2019 and 2018, respectively. The increase in net investment income compared to the prior year was primarily due to higher investment income in the current year as well as expenses incurred in connection with the Credit Facility amendment and debt issuance costs on the 2023 Notes in the prior year.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2019 and 2018 totaled $527.3 million and $391.4 million, respectively. Net realized losses totaled $31.4 million and $2.3 million for the same periods, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the years ended September 30, 2019 and 2018, we reported net change in unrealized depreciation on investments of $2.6 million and $2.9 million, respectively. As of September 30, 2019 and 2018, our net unrealized depreciation on investments totaled $3.5 million and $0.9 million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2019 compared to the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the year ended September 30, 2019 and 2018, our Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of less than $(0.1) million and $7.8 million, respectively. As of September 30, 2019 and 2018, our net unrealized depreciation on our Credit Facility and the 2023 Notes totaled $4.7 million and $4.7 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2019 compared to the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $11.4 million or $0.29 per share and $33.5 million or $0.87 per share, for the years ended September 30, 2019 and 2018, respectively. The decrease in net assets from operations for the year ended September 30, 2019 compared to the prior year was primarily due net realized losses and change in unrealized depreciation on our investment portfolio, partially offset by an increase in investment income due to the growth of our portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. For information regarding liquidity and capital resources for the year ended September 30, 2017, see the Company's Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 14, 2018.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirements applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2019 and 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 179% and 212%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2019 and 2018, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 5.3% and 7.1%, respectively (excluding amendment and debt issuance costs, amounts are 4.4% and 4.1%). As of September 30, 2019 and 2018, we had $254.7 million and $71.3 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of September 30, 2019, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of September 30, 2019 and 2018, Funding I had $265.3 million and $333.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.1% and 4.1%, exclusive of the fee on undrawn commitments, as of September 30, 2019 and 2018, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2019, we were in compliance with the covenants relating to our Credit Facility.

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

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of our existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilA+ by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.80%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.66%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.90%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.266%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.00%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.379%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.75% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.80%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031.

On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by our wholly owned subsidiary, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. The Preferred Shares of the Securitization Issuer do not bear interest and had a stated value of $55.4 million at the closing of the Debt Securitization.

The 2031 Asset-Backed Debt constitutes secured obligations of the Securitization Issuers, and the indenture governing the 2031 Asset-Backed Debt includes customary covenants and events of default. The 2031 Asset-Backed Debt has not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to a collateral management agreement between our Investment Adviser and the Securitization Issuer, or the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the years ended September 30, 2019 and 2018, we issued zero and 6.3 million shares, respectively. As a result, we raised approximately zero and $88.0 million in net proceeds from our issuances of our equity capital, respectively.

As of September 30, 2019 and 2018, we had cash equivalents of $63.3 million and $72.2 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $121.4 million for the year ended September 30, 2019, and our financing activities provided cash of $111.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from the issuance of 2031 Asset-Backed Debt.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2019, PSSL had total assets of $506.7 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $10.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $122.2 million and equity interests of $52.4 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $6.4 million was unfunded. As of September 30, 2019, we had commitments to fund equity interests in PSSL of $55.1 million, of which $2.8 million was unfunded.

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

Additionally, PSSL has entered into a senior secured revolving credit facility, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, which as of September 30, 2019 allowed PSSL Subsidiary to borrow up to $420 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	September 30, 2019	September 30, 2018
Total investments	$488,549,847	$425,420,881
Weighted average cost yield on income producing investments	7.6%	7.8%
Number of portfolio companies in PSSL	45	42
Largest portfolio company investment	$22,026,186	$21,152,781
Total of five largest portfolio company investments	$102,872,275	$95,941,790

Below is a listing of PSSL’s individual investments as of September 30, 2019:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
September 30, 2019
Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—810.7%
First Lien Secured Debt—830.5%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.28%	3M L+600		5,000,000	$4,927,149	$5,000,000
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.85%	3M L+475		7,749,274	7,674,216	7,671,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.52%	1M L+725		13,772,261	13,531,751	13,772,261
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%	3M L+650		11,735,208	11,644,440	11,680,054
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.79%	1M L+575		7,348,866	7,311,507	7,128,400
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.36%	1M L+525		10,422,726	10,413,416	10,396,669
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.87%	1M L+575		10,127,447	10,040,432	9,874,261
Country Fresh Holdings, LLC	05/01/23	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,170	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/23	Beverage, Food and Tobacco	7.10%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/23	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.54%	3M L+625		19,748,744	19,748,744	19,748,744
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		12,312,500	12,157,345	12,189,375
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		8,166,594	8,116,022	8,084,928
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.26%	3M L+525	A	$10,000,000	7,376,173	6,542,165
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%	1M L+750		17,384,864	17,263,748	17,384,864
Good2Grow LLC	11/18/2024	Beverages	6.35%	3M L+425		11,752,655	11,649,126	11,576,366
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.37%	3M L+600		14,357,813	14,241,579	14,135,267
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,669,098	19,524,460	19,472,406
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.60%	3M L+450		12,406,250	12,351,255	12,344,219
Impact Group, LLC	06/27/2023	Wholesale	8.60%	1M L+650		9,390,185	9,296,753	9,296,283
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.80%	1M L+425	A	$15,000,000	10,973,919	9,717,138
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.85%	1M L+475		9,974,874	9,974,874	9,974,874
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525		19,850,000	19,586,294	19,609,815
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%	3M L+550		9,925,000	9,837,686	9,916,068
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.80%	3M L+575	A	$14,755,747	10,483,859	9,952,014
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%	1M L+500		17,820,000	17,688,160	17,641,800
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		7,078,125	7,118,977	6,575,083
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,877,500	6,797,207	6,688,369
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.20%	P+275	C	$5,760,254	4,461,926	4,350,645
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.10%	3M L+500		6,009,982	5,977,867	6,009,982
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.35%	1M L+425		14,812,500	14,691,710	14,664,375
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		11,876,667	11,757,900	11,876,667
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+425		7,883,419	7,909,754	6,779,740
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		9,925,000	9,840,202	9,825,750
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.23%	3M L+525	C	$3,242,655	2,412,626	2,424,644
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.04%	1M L+500		9,892,519	9,804,058	9,397,893
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		1,758,406	1,736,386	1,740,822
PlayPower, Inc.	05/8/2026	Leisure Products	7.60%	3M L+550		4,189,500	4,148,451	4,184,263
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.66%	3M L+450		11,289,688	11,189,470	11,176,791
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,359,370
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.35%	3M L+425		15,224,842	15,227,900	15,224,842
Teneo Holdings LLC			7.29%	1M L+525		5,000,000	4,804,110	4,762,500
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.43%	6M L+500		8,823,392	8,790,069	8,735,157
TVC Enterprises, LLC			7.55%	1M L+550		9,974,874	9,974,874	9,974,874
TWS Acquisition Corporation			8.28%	1M L+625		7,075,000	6,937,888	6,933,500
UBEO, LLC	04/03/2024	Capital Equipment	6.78%	3M L+450		22,248,673	22,045,879	22,026,186
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.04%	3M L+450		11,572,122	11,388,612	11,572,122
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.83%	3M L+650		16,001,734	15,724,459	16,121,747
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,466,024	5,389,938	5,466,024
Total First Lien Secured Debt							478,935,867	474,289,532
Second Lien Secured Debt—14.8%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		870,886	870,886	870,886
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		15,206	15,206	15,206
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
Total Second Lien Secured Debt							8,493,383	8,455,347
Equity Securities—10.2%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,124,929
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,680,039
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	-
Total Equity Securities							6,983,937	5,804,968
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							494,413,187	488,549,847
Cash and Cash Equivalents—26.8%
BlackRock Federal FD Institutional 30							12,166,301	12,166,301
US Bank Cash							3,156,230	3,128,580
Total Cash and Cash Equivalents							15,322,531	15,294,881
Total Investments and Cash Equivalents—882.3%							$509,735,718	$503,844,728
Liabilities in Excess of Other Assets—(782.3)%								(446,736,922)
Members' Equity—100.0%								$57,107,806

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or Canadian Dollars (C$) as denoted.

Below is the financial information for PSSL:

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	September 30, 2019	September 30, 2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$494,413,190 and $425,336,210, respectively)	$488,549,847	$425,420,881
Cash and cash equivalents (cost—$15,322,531 and $13,520,127, respectively)	15,294,881	13,520,760
Interest receivable	1,855,545	1,670,053
Prepaid expenses and other assets	996,333	2,784,477
Total assets	506,696,606	443,396,171
Liabilities
PSSL Credit Facility payable	308,724,305	275,285,900
Notes payable to members	139,650,000	115,500,000
Interest payable on PSSL Credit Facility	1,015,468	1,065,306
Interest payable on notes to members	176,273	99,966
Accrued other expenses	22,754	247,595
Total liabilities	449,588,800	392,198,767
Commitments and contingencies (1)	—	—
Members' equity	57,107,806	51,197,404
Total liabilities and members' equity	$506,696,606	$443,396,171

(1)	PSSL had no unfunded commitments as of September 30, 2019 and 2018.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
	Year Ended September 30, 2019	Year Ended September 30, 2018	For the period May 4, 2017 (inception) through September 30, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$39,288,981	$17,744,486	$1,365,433
Other income	785,111	280,080	—
Total investment income	40,074,092	18,024,566	1,365,433
Expenses:
Interest and expenses on PSSL Credit Facility	16,487,783	7,654,035	442,554
Interest expense on notes to members	14,247,817	6,060,468	585,840
Administrative services expenses	1,150,000	650,000	67,528
Other general and administrative expenses (1)	454,600	692,736	148,936
Total expenses	32,340,200	15,057,239	1,244,858
Net investment income	7,733,892	2,967,327	120,575
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(885,069)	111,215	100,920
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(5,976,299)	(364,201)	449,505
Credit facility foreign currency translation	1,887,878	882,899	(70,836)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	(4,088,421)	518,698	378,669
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(4,973,490)	629,913	479,589
Net increase in members' equity resulting from operations	$2,760,402	$3,597,240	$600,164

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of September 30, 2019, including borrowings under our Credit Facility, the 2023 Notes and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$265.3	$—	$—	$265.3	$—
2023 Notes	$138.6	—	41.6	97.0	$—
2031 Asset-Backed Debt	$228.0	—	—	—	228.0
Total debt outstanding (1)	$631.9	$—	$41.6	$362.3	$228.0
Unfunded commitments to PSSL	9.2	—	—	—	9.2
Unfunded investments (2)	101.2	—	24.9	54.8	21.4
Total contractual obligations	$742.3	$—	$66.5	$417.1	$258.6

(1)

The annualized weighted average cost of debt as of September 30, 2019, excluding amendment costs and debt issuance costs, was 4.4% exclusive of the fee on the undrawn commitment on the Credit Facility.

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

During the years ended September 30, 2019 and 2018 and, we declared distributions of $1.14 and $1.14 per share, respectively, for total distributions of $44.2 million $43.6 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,139)	$(0.13)
Up 1%	$5,139	$0.13
Up 2%	$10,279	$0.27
Up 3%	$15,510	$0.40
Up 4%	$20,835	$0.54

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

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2019. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2019, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2019. This report appears on page 51.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2019, and the related notes to the consolidated financial statements of the Company (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), PennantPark Floating Rate Capital Ltd. and its Subsidiaries’  internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 20, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of September 30, 2019, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 20, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiaries' (collectively referred to as the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 20, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York

November 20, 2019

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	September 30, 2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$886,955,156 and $856,893,017, respectively)	$889,113,264	$854,753,064
Non-controlled, affiliated investments (cost—$23,645,693 and zero, respectively)	20,430,565	—
Controlled, affiliated investments (cost—$174,562,500 and $144,375,000, respectively)	172,163,080	145,860,229
Total of investments (cost—$1,085,172,349 and $1,001,268,017, respectively)	1,081,706,909	1,000,613,293
Cash and cash equivalents (cost—$63,367,237 and $72,231,801, respectively)	63,337,728	72,224,183
Interest receivable	3,892,292	2,813,808
Receivable for investments sold	2,997,546	—
Prepaid expenses and other assets	441,337	792,069
Total assets	1,152,375,812	1,076,443,353
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	12,033,794	59,587,222
Credit Facility payable, at fair value (cost—$265,307,500 and $333,727,520, respectively) (See Notes 5 and 11)	263,988,583	332,128,815
2023 Notes payable, at fair value (par—$138,579,858 and $138,579,858, respectively) (See Notes 5 and 11)	135,240,084	135,503,385
2031 Asset-Backed Debt, net (par—$228,000,000 and zero, respectively) (See Notes 5 and 11)	224,321,845	—
Interest payable on debt	3,275,481	2,638,504
Base management fee payable (See Note 3)	2,728,019	2,419,629
Performance-based incentive fee payable (See Note 3)	2,532,205	3,298,404
Accrued other expenses	1,514,943	1,342,479
Total liabilities	649,318,301	540,601,785
Commitments and contingencies (See Note 12)
Net assets
Common stock, 38,772,074 and 38,772,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	538,632,828	539,462,336
Distributable income	(35,614,089)	(3,659,540)
Total net assets	$503,057,511	$535,841,568
Total liabilities and net assets	$1,152,375,812	$1,076,443,353
Net asset value per share	$12.97	$13.82

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2019	2018	2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$69,319,954	$62,469,275	$52,772,368
Other income	3,497,784	2,244,895	1,660,371
Settlement proceeds	—	—	4,551,485
From non-controlled, affiliated investments:
Interest	1,237,675	—	—
Other income	127,734	—	—
From controlled, affiliated investments:
Interest	12,464,035	5,302,909	512,610
Dividend	6,300,000	2,187,500	—
Total investment income	92,947,182	72,204,579	59,496,834
Expenses:
Base management fee (See Note 3)	10,209,566	8,351,653	6,902,645
Performance-based incentive fee (See Note 3)	6,204,112	2,399,249	6,217,210
Interest and expenses on debt (See Note 11)	22,540,098	14,359,908	8,338,880
Administrative services expenses (See Note 3)	1,550,000	2,000,000	2,245,000
Other general and administrative expenses	2,464,306	2,460,582	1,935,000
Expenses before amendment costs, debt issuance costs and provision for taxes	42,968,082	29,571,392	25,638,735
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 11)	4,517,292	10,869,098	112,736
Provision for taxes	—	800,000	300,000
Total expenses	47,485,374	41,240,490	26,051,471
Net investment income	45,461,808	30,964,089	33,445,363
Realized and unrealized (loss) gain on investments and debt:
Net realized (loss) gain on:
Non-controlled, non-affiliated investments	(18,802,365)	(2,327,118)	5,410,903
Controlled and non-controlled, affiliated investments	(12,621,504)	—	—
Net realized (loss) gain on investments	(31,423,869)	(2,327,118)	5,410,903
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	2,640,050	(3,857,170)	537,029
Controlled and non-controlled, affiliated investments	(5,245,396)	960,087	525,143
Debt (appreciation) depreciation (See Note 5 and 11)	(16,487)	7,750,334	(3,593,158)
Net change in unrealized (depreciation) appreciation on investments and debt	(2,621,833)	4,853,251	(2,530,986)
Net realized and unrealized (loss) gain from investments and debt	(34,045,702)	2,526,133	2,879,917
Net increase in net assets resulting from operations	$11,416,106	$33,490,222	$36,325,280
Net increase in net assets resulting from operations per common share (See Note 7)	$0.29	$0.87	$1.20
Net investment income per common share	$1.17	$0.81	$1.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2019	2018	2017
Net increase in net assets from operations:
Net investment income	$45,461,808	$30,964,089	$33,445,363
Net realized (loss) gain on investments	(31,423,869)	(2,327,118)	5,410,903
Net change in unrealized (depreciation) appreciation on investments	(2,605,346)	(2,897,083)	1,062,172
Net change in unrealized (appreciation) depreciation on debt	(16,487)	7,750,334	(3,593,158)
Net increase in net assets resulting from operations	11,416,106	33,490,222	36,325,280
Distributions to stockholders:
Distribution of net investment income	(44,200,163)	(39,387,692)	(34,842,284)
Distribution of realized gains	—	(4,186,992)	—
Total distributions to stockholders	(44,200,163)	(43,574,684)	(34,842,284)
Capital transactions
Public offering (See Note 1)	—	89,031,800	80,986,450
Offering costs	—	(1,012,044)	(470,000)
Net increase in net assets resulting from capital transactions	—	88,019,756	80,516,450
Net (decrease) increase in net assets	(32,784,057)	77,935,294	81,999,446
Net assets:
Beginning of year	535,841,568	457,906,274	375,906,828
End of year	$503,057,511	$535,841,568	$457,906,274
Capital share activity:
Shares issued from public offering	—	6,292,000	5,750,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2019	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,416,106	$33,490,222	$36,325,280
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	2,605,346	2,897,083	(1,062,172)
Net change in unrealized appreciation (depreciation) on debt	16,487	(7,750,334)	3,593,158
Net realized loss (gain) on investments	31,423,869	2,327,118	(5,410,903)
Net accretion of discount and amortization of premium	(1,482,887)	(1,401,358)	(1,741,190)
Purchases of investments	(640,110,232)	(682,735,730)	(508,906,932)
Payment-in-kind interest	(1,635,155)	(669,290)	(590,703)
Proceeds from dispositions of investments	527,253,378	391,442,572	406,484,118
Amortization of deferred financing costs	20,238	—	—
Increase in interest receivable	(1,078,484)	(293,302)	(40,100)
(Increase) decrease in receivable for investments sold	(2,997,546)	14,185,850	(14,185,850)
Decrease (increase) in prepaid expenses and other assets	350,732	437,436	(88,314)
(Decrease) increase in payable for investments purchased	(47,553,428)	37,856,710	6,794,542
Increase in interest payable on debt	636,977	1,944,717	161,861
Increase in base management fee payable	308,390	634,823	326,181
(Decrease) increase in performance-based incentive fee payable	(766,199)	(1,762,813)	1,606,303
Increase in accrued other expenses	172,464	1,117,740	21,762
Net cash used in operating activities	(121,419,944)	(208,278,556)	(76,712,959)
Cash flows from financing activities:
Public offering	—	89,031,800	80,986,450
Offering costs	—	(1,012,044)	(470,000)
Distributions paid to stockholders	(44,200,163)	(42,976,944)	(34,296,034)
Proceeds from 2023 Notes issuance (See Notes 5 and 11)	—	138,579,858	—
Proceeds from 2031 Asset-Backed Debt issuance (See Notes 5 and 11)	228,000,000	—	—
Capitalized borrowing costs	(3,698,393)	—	—
Borrowings under Credit Facility (See Notes 5 and 11)	370,700,000	246,485,010	309,680,000
Repayments under Credit Facility (See Notes 5 and 11)	(439,120,020)	(166,540,790)	(288,804,200)
Net cash provided by financing activities	111,681,424	263,566,890	67,096,216
Net (decrease) increase in cash equivalents	(9,738,520)	55,288,334	(9,616,743)
Effect of exchange rate changes on cash	852,065	(1,974,907)	(383,474)
Cash and cash equivalents, beginning of year	72,224,183	18,910,756	28,910,973
Cash and cash equivalents, end of year	$63,337,728	$72,224,183	$18,910,756
Supplemental disclosure of cash flow information:
Interest paid	$21,882,883	$23,284,289	$8,289,755
Taxes paid	$293,672	$395,555	$256,719
Non-cash exchanges and conversions	$37,166,983	$53,200,000	$35,659,395

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—176.7% (3), (4)
First Lien Secured Debt—162.7%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	10.04%		1M L+800	15,000,000	$14,702,672	$15,000,000
Altamira Technologies, LLC	07/24/2025	IT Services	8.28%		3M L+600	6,500,000	6,404,125	6,500,000
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	2,156,250	—	—
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.07%		3M L+475	5,798,444	5,727,667	5,740,459
American Insulated Glass, LLC	12/21/2023	Building Products	8.10%		3M L+550	14,925,000	14,670,272	14,701,125
American Insulated Glass, LLC (7), (9)	12/21/2023	Building Products	—		—	649,351	—	(9,740)
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.69%		3M L+650	9,672,954	9,590,848	6,771,068
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	6.45%		1M L+425	5,985,000	5,955,320	5,783,006
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.61%		3M L+550	11,730,000	11,651,612	11,612,700
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.56%		3M L+625	13,096,955	12,864,397	13,096,955
By Light Professional IT Services, LLC (7)	05/16/2022	High Tech Industries	—		—	15,745,817	—	—
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2022	High Tech Industries	—		—	2,504,092	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%		3M L+650	2,868,106	2,848,592	2,854,626
Cano Health, LLC	12/23/2021	Healthcare and Pharmaceuticals	8.36%		1M L+650	23,306,224	23,094,603	23,306,224
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.86%		1M L+575	3,834,884	3,840,082	3,719,837
CHA Holdings, Inc.	04/10/2025	Environmental Industries	6.79%		3M L+450	7,366,205	7,340,067	7,329,374
CHA Holdings, Inc. (7), (9)	04/10/2025	Environmental Industries	—		—	53,571	—	(268)
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	7.87%		1M L+575	284,579	284,579	277,464
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	426,868	—	(10,672)
Confluent Health, LLC	06/24/2026	Health Providers and Services	7.40%		1M L+500	4,000,000	3,960,046	3,940,000
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.60%		3M L+550	944,900	931,008	944,900
Deva Holdings, Inc. (Revolver) (7), (9)	10/31/2022	Consumer Goods: Non-Durable	—		—	2,115,000	—	—
Digital Room Holdings, Inc. (7)	05/22/2026	Media: Advertising, Printing and Publishing	7.09%		1M L+500	9,975,000	9,827,383	9,495,003
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.08%		3M L+575	14,340,441	14,159,516	14,197,037
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	9.75%		P+475	439,118	439,118	434,726
(Revolver) (7), (9)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—		—	3,952,059	—	(39,522)
(Revolver) (7), (9)
Douglas Sewer Intermediate, LLC (7)	10/19/2022	Chemicals, Plastics and Rubber	7.85%		3M L+575	9,816,712	9,755,921	9,718,545
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.06%		3M L+800	18,592,082	18,478,010	18,406,161
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	7.07%		1M L+500	21,564,375	21,564,375	21,564,375
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.62%		1M L+750	10,401,338	10,401,338	10,349,331
					(PIK 2.50%)
Education Networks of America, Inc. (Revolver) (7), (9)	05/06/2021	Telecommunications	9.66%		1M L+750	2,189,535	2,189,535	2,178,587
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	8.85%		3M L+675	7,250,797	7,220,335	7,178,290
FlexPrint, LLC	01/02/2024	Professional Services	8.61%		3M L+620	4,281,014	4,213,518	4,216,799
FlexPrint, LLC (7), (9)	01/02/2024	Professional Services	—		—	3,772,226	—	(28,292)
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%		1M L+625	12,112,187	11,880,407	12,112,187
GCOM Software LLC (Revolver) (7), (9)	11/14/2022	High Tech Industries	—		—	2,666,667	—	—
Good2Grow LLC	11/18/2024	Beverages	6.57%		3M L+425	7,051,593	6,989,296	6,945,819
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—		—	3,137,000	—	(31,370)
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.66%		3M L+450	19,325,409	19,215,204	19,132,154
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	6.69%		3M L+450	5,938,737	5,938,737	5,879,350
GSM Holdings, Inc. (Revolver) (7), (9)	06/03/2024	Consumer Goods: Durable	—		—	1,187,747	—	(11,877)
HW Holdco, LLC	12/10/2024	Media	8.39%		1M L+625	7,491,774	7,422,604	7,491,774
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	8.39%		1M L+625	209,032	209,032	209,032
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—		—	1,242,581	—	—
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—		—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.72%		1M L+650	12,807,129	12,742,367	12,679,058
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	8.35%		3M L+625	3,305,640	3,271,191	3,272,584
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	10.00%		P+500	159,292	159,292	158,495
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9), (10)	04/13/2023	Capital Equipment	—		—	371,681	—	(1,858)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	6.85%		3M L+475	25,755,126	25,541,479	25,755,126
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—		—	5,000,000	—	—
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.54%		1M L+650	4,105,494	4,100,506	3,777,055
K2 Pure Solutions NoCal, L.P. (Revovler) (7)	12/20/2023	Chemicals, Plastics and Rubber	7.30%		1M L+525	500,000	500,000	493,950
K2 Pure Solutions NoCal, L.P. (Revovler) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—		—	928,571	—	(11,236)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	10.60%		1M L+850	5,429,692	5,327,414	5,429,692
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—		—	1,344,828	—	—
KHC Holdings, Inc.	10/31/2022	Wholesale	8.23%		3M L+600	12,031,250	11,925,121	12,031,250
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.29%		1M L+425	479,839	479,839	479,839
KHC Holdings, Inc. (Revolver) (7), (9)	10/30/2020	Wholesale	—		—	729,839	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.60%		3M L+950	9,316,000	9,224,654	9,176,260
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%		1M L+550	8,357,143	8,311,279	8,349,621
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	7.61%		1M L+550	126,984	126,984	126,870
LAV Gear Holdings, Inc. (Revolver) (7), (9)	10/31/2024	Capital Equipment	—		—	1,460,317	—	(1,314)
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	0.00%	(6)	—	4,736,107	4,599,788	94,722
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	8.35%		3M L+625	13,783,976	13,628,111	13,646,136
Lombart Brothers, Inc. (Revolver) (7)	04/13/2022	Capital Equipment	10.00%		P+500	437,272	437,272	435,086
Lombart Brothers, Inc. (Revolver) (7), (9)	04/13/2022	Capital Equipment	—		—	801,666	—	(4,009)
Long Island Vision Management, LLC	09/11/2023	Healthcare and Pharmaceuticals	7.05%		3M L+475	8,165,763	8,114,887	8,124,934
Long Island Vision Management, LLC (7), (9)	09/11/2023	Healthcare and Pharmaceuticals	—		—	1,788,843	—	(8,944)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%		1M L+500	9,900,000	9,830,562	9,801,000
Long’s Drugs Incorporated (Revolver) (7), (9)	08/19/2022	Healthcare and Pharmaceuticals	—		—	3,000,000	—	(60,000)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		13,684,375	$13,590,322	$12,711,826
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.11%	1M L+600		8,390,000	8,327,947	8,159,275
Marketplace Events LLC	01/27/2023	Media: Diversified and Production	7.35%	3M L+525		5,312,015	5,243,388	5,245,616
Marketplace Events LLC (11)	01/27/2023	Media: Diversified and Production	7.20%	P+275	C	$16,299,990	11,428,057	12,311,171
Marketplace Events LLC (Revolver) (7)	01/27/2023	Media: Diversified and Production	7.75%	P+275		476,886	476,886	476,886
Marketplace Events LLC (Revolver) (7), (9)	01/27/2023	Media: Diversified and Production	—	—		1,226,277	—	—
MeritDirect, LLC	05/23/2024	Media	8.06%	3M L+550		34,772,838	34,280,848	34,251,245
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—		4,481,655	—	(67,225)
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2021	Capital Equipment	7.18%	1M L+500		212,014	212,014	212,014
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2021	Capital Equipment	—	—		1,113,074	—	—
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.37%	3M L+825		27,189,858	27,394,375	24,344,712
Nuvei Technologies Corp. (5), (10)	09/28/2025	Diversified Financial Services	8.43%	P+400		19,949,780	19,652,494	19,650,534
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		1,575,476	1,559,721	1,575,476
Olde Thompson, LLC - Revolver (7), (9)	05/14/2024	Beverage, Food and Tobacco	—	—		2,642,857	—	—
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+450		2,962,422	2,684,289	2,547,683
Ox Two, LLC	02/27/2023	Construction and Building	8.29%	1M L+625		12,780,524	12,708,453	12,780,524
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	12.25%	P+725		508,444	508,444	508,444
Ox Two, LLC (Revolver) (7), (9)	02/27/2023	Construction and Building	—	—		47,111	—	—
Peninsula Pacific Entertainment LLC (7)	11/13/2024	Hotel, Gaming and Leisure	9.35%	1M L+725		13,275,810	13,225,232	13,275,810
Pestell Minerals and Ingredients Inc. (5), (10)	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		14,887,500	14,769,736	14,738,625
Plant Health Intermediate, Inc. (7)	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		2,113,704	2,087,235	2,092,567
PlayPower, Inc.	05/08/2026	Leisure Products	7.60%	1M L+550		5,586,000	5,531,151	5,579,018
PRA Events, Inc.	08/08/2022	Business Services	9.11%	1M L+700		2,585,319	2,543,697	2,585,319
Quantum Spatial, Inc.	09/04/2024	Aerospace and Defense	7.32%	1M L+525		19,000,000	18,717,745	18,715,000
Questex, LLC	09/09/2024	Media: Diversified and Production	7.11%	3M L+500		7,425,000	7,297,539	7,350,750
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—		1,196,809	—	(11,968)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	8.36%	3M L+625		7,241,807	7,167,727	7,096,971
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	7.84%	3M L+550		24,562,500	23,577,849	24,600,818
International LLC
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	7.39%	3M L+500		4,987,500	4,938,821	4,961,565
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—		909,091	—	(4,727)
Salient CRGT Inc.	02/28/2022	High Tech Industries	8.05%	1M L+600		1,771,740	1,752,209	1,674,294
Schlesinger Global, Inc.	07/14/2025	Professional Services	7.14%	1M L+500		18,256,482	17,988,515	18,256,482
Schlesinger Global, Inc. (7), (9)	07/14/2025	Professional Services	—	—		4,007,789	—	—
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Professional Services	7.82%	3M L+500		667,965	667,965	667,965
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—		1,202,337	—	—
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	8.60%	1M L+650		12,918,768	12,735,120	12,918,768
Signature Systems Holding Company (Revolver) (7), (9)	05/03/2024	Commercial Services & Supplies	—	—		1,747,312	—	—
Smile Brands Inc. (7)	10/14/2024	Healthcare and Pharmaceuticals	6.64%	1M L+450		2,136,667	2,136,667	2,115,300
Smile Brands Inc. (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—		2,362,585	—	(23,626)
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	8.61%	P+350		242,438	242,438	238,025
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—		1,373,813	—	(25,003)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	8.23%	3M L+600		50,000	50,000	46,500
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—	—		445,136	—	(31,160)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	7.83%	3M L+575		13,253,400	13,019,272	13,082,432
Solutionreach, Inc. (7), (9)	01/17/2024	Healthcare Technology	—	—		1,665,000	—	(21,478)
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	7.10%	1M L+500		7,473,846	7,393,786	7,399,108
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	7.45%	1M L+525		10,000,000	9,600,726	9,525,000
Tensar Corporation	07/09/2021	Construction and Building	6.85%	3M L+475		22,620,696	22,523,390	21,715,869
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	7.37%	3M L+525		18,667,460	18,511,339	18,480,783
The Original Cakerie, Co. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	7.15%	2M L+500		7,624,976	7,550,542	7,586,851
The Original Cakerie Ltd. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.65%	2M L+450		5,431,292	5,398,553	5,404,135
The Original Cakerie Ltd. (Revolver) (5), (7), (10)	07/20/2022	Consumer Goods: Non-Durable	6.65%	3M L+450		170,218	170,218	169,367
The Original Cakerie Ltd. (Revolver) (5), (7), (9), (10)	07/20/2022	Consumer Goods: Non-Durable	—	—		1,248,266	—	(6,241)
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	13.29%	1M L+1,125		7,710,575	7,664,214	7,633,469
TVC Enterprises, LLC	01/18/2024	Professional Services	7.61%	1M L+550		5,928,804	5,824,179	5,928,804
TVC Enterprises, LLC (7), (9)	01/18/2024	Professional Services	—	—		1,955,719	—	—
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Professional Services	7.61%	1M L+550		467,022	467,022	467,022
TVC Enterprises, LLC (Revolver) (7), (9)	01/18/2024	Professional Services	—	—		836,791	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.28%	1M L+625		7,075,000	6,906,190	6,933,500
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Diversified Consumer Services	8.28%	1M L+625		808,571	808,571	792,400
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—		1,819,286	—	(36,385)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	7.80%	1M L+575		18,000,068	17,763,278	17,463,665
Tyto Athene, LLC (Revolver) (7)	08/27/2024	Aerospace and Defense	7.80%	1M L+575		4,465,909	4,465,909	4,332,825
Tyto Athene, LLC (Revolver) (7), (9)	08/27/2024	Aerospace and Defense	—	—		2,352,273	—	(70,098)
UBEO, LLC	04/03/2024	Capital Equipment	6.75%	3M L+450		14,169,914	14,069,246	14,028,214
UBEO, LLC (Revolver) (7), (9)	04/03/2024	Capital Equipment	—	—		2,933,333	—	(38,661)
UniTek Global Services, Inc.	08/20/2024	Telecommunications	8.42%	3M L+550		10,395,000	10,209,742	9,771,301
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	11.10%	1M L+900		2,996,094	2,996,094	2,996,094
Vision Purchaser Corporation	06/10/2025	Media	8.30%	1M L+625		3,440,998	3,373,821	3,406,588
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,187,498	5,083,748	5,187,498
Total First Lien Secured Debt							829,387,687	818,357,018
Second Lien Secured Debt—5.7%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	11.01%	3M L+875		1,655,172	1,628,190	1,638,621

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	8.00%	—	10,639,343	$10,639,343	$10,586,145
			(PIK 8.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	8.00%	—	21,276	21,276	21,276
			(PIK 8.00%)
DecoPac, Inc. (7)	03/31/2025	Beverage, Food and Tobacco	10.35%	3M L+825	9,738,580	9,643,427	9,738,580
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	12M L+925	2,871,025	2,822,554	2,784,894
McAfee, LLC (7)	09/29/2025	High Tech Industries	10.62%	1M L+850	2,187,500	2,158,107	2,205,284
PT Network, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	12.30%	3M L+1,000	1,864,409	1,846,555	1,845,765
			(PIK 12.30%)
Total Second Lien Secured Debt						28,759,453	28,820,565
Preferrred Equity— 1.9% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	450
(PT Network, LLC) (7), (11)
Condor Holdings Limited (5), (7), (10)	—	High Tech Industries	—	—	88,000	10,173	11,325
Condor Top Holdco Limited (5), (7), (10)	—	High Tech Industries	—	—	88,000	77,827	86,640
DBI Holding, LLC, Series A-1 (8)	—	Business Services	13.00%	—	7,041	7,040,844	6,545,361
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960,000	1,002,057
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		Aerospace and Defense	—	—	490	490,000	362,645
PT Network Intermediate Holdings, LLC (7), (10)	—	Healthcare and Pharmaceuticals	12.14%	3M L+1,000	33	359,000	370,570
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,167	1,166,993	1,224,860
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	30,743
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	18.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	—
Total Preferred Equity						11,589,702	9,634,652
Common Equity/Warrants— 6.4% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	—	Consumer Goods: Durable	—	—	8,893	244,998	94,129
AG Investco LP (7), (8)	—	Software	—	—	714,652	714,652	714,652
AG Investco LP (7), (8), (9)	—	Software	—	—	285,348	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	1,437,500
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,190,771	9,218,753
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	1,260,269
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	54,907	581,995	720,588
(SFP Holding, Inc.) (7)
DBI Holding, LLC, Series B (10), (8)	—	Business Services	—	—	1,489,508	330,791	—
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	3,149,261
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	370,436
Faraday Holdings, LLC (7)	—	Construction and Building	—	—	1,141	58,044	331,562
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	497,465
(The Infosoft Group, LLC) (7)
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	403	403,005	403,005
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—	—	391,144	391,144	399,678
GCOM InvestCo LP (7), (8)	—	High Tech Industries	—	—	1,549,209	1,549,209	2,233,506
GCOM InvestCo LP (7), (8), (9)	—	High Tech Industries	—	—	450,791	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	331,169
(American Insulated Glass, LLC) (7), (8)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,392,905
(Integrative Nutrition, LLC) (7), (8)
ITC Rumba, LLC (Cano Health, LLC)	—	Healthcare and Pharmaceuticals	—	—	21,529	430,576	607,059
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,210,541
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	3,595,627
(Walker Edison Furniture Company LLC) (7), (8)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)		Hotels, Restaurants and Leisure			87,345	—	166,773
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	—	98,635
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	Aerospace and Defense	—	—	10,000	10,000	—
PT Network Intermediate Holdings, LLC (7)		Healthcare and Pharmaceuticals			25	239,333	680,580
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	61	61,421	29,886
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	540,000
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	728,601
Class B (US Dominion, Inc.) (7)
TPC Broadband Investors, LP (7)	—	Telecommunications	—	—	754,821	754,820	1,589,878
TPC Broadband Investors, LP (7), (8), (9)	—	Telecommunications	—	—	245,179	—	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (7), (8)	—	Aerospace and Defense	—	—	142,857	142,857	498,572
Total Common Equity/Warrants						17,218,314	32,301,030
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						886,955,156	889,113,264

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Affiliated Portfolio Companies—4.1% (3), (4)
First Lien Secured Debt—0.9%
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	7.10%	3M L+500	1,544,161	$1,505,589	$1,544,161
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	7.10%	3M L+500	769,038	769,038	769,038
Country Fresh Holdings, LLC (Revolver) (7), (9)	05/01/2023	Beverage, Food and Tobacco	—	—	1,977,526	—	—
Quick Weight Loss Centers, LLC (7)	10/12/2023	Beverage, Food and Tobacco	4.00%	—	2,016,667	2,016,667	2,036,833
Total First Lien Secured Debt			(PIK 4.00%)			4,291,294	4,350,032
Second Lien Secured Debt—1.1%
Country Fresh Holdings, LLC (7)	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850	5,314,125	5,314,125	5,314,125
			(PIK 10.60%)
Quick Weight Loss Centers, LLC (7)	10/12/2023	Beverage, Food and Tobacco	4.00%	—	233,572	233,572	235,908
Total Second Lien Secured Debt			(PIK 4.00%)			5,547,697	5,550,033
Preferred Equity—0.2% (6)
Quick Weight Loss Centers Holdings, LLC (7), (8)	—	Beverage, Food and Tobacco	—	—	9,568,216	842,352	891,816
Total Preferred Equity						842,352	891,816
Common Equity/Warrants—1.9% (6)
Country Fresh Holding Company Inc. (7)	—	Beverage, Food and Tobacco	—	—	8,034	10,453,350	6,864,302
Quick Weight Loss Centers, LLC (7), (8)	—	Beverage, Food and Tobacco	—	—	60	2,520,000	2,774,382
Total Common Equity/Warrants						12,973,350	9,638,684
Total Investments in Non-Controlled, Affiliated Portfolio Companies						23,654,693	20,430,565
Investments in Controlled, Affiliated Portfolio Companies—34.2% (3), (4)
First Lien Secured Debt—24.3%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	10.10%	3M L+800	122,193,750	122,193,750	122,193,750
Total First Lien Secured Debt						122,193,750	122,193,750
Equity Interests—9.9%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	52,369	52,368,750	49,969,330
Total Equity Interests						52,368,750	49,969,330
Total Investments in Controlled, Affiliated Portfolio Companies						174,562,500	172,163,080
Total Investments—215.0%						1,085,172,349	1,081,706,909
Cash and Cash Equivalents—12.6%
BlackRock Federal FD Institutional 30						18,053,873	18,053,873
BNY Mellon Cash						45,313,364	45,283,855
Total Cash and Cash Equivalents						63,367,237	63,337,728
Total Investments and Cash Equivalents—227.6%						$1,148,539,586	$1,145,044,637
Liabilities in Excess of Other Assets—(127.6)%							641,987,126
Net Assets—100.0%							$503,057,511

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
(7)

The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) secure the 2031 Asset-Backed Debt (See Note 11) and held through PennantPark CLO I, Ltd.

(8)	Investment is held through our Taxable Subsidiary (See Note 1).
(9)

Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2019, qualifying assets represent 79% of our total assets and non-qualifying assets represent 21% of our total assets.

(11)	Par amount is denominated in Australian Dollars (A$) or Canadian Dollars (C$) as denoted.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—159.5% (3), (4)
First Lien Secured Debt—151.6%
Alera Group Intermediate Holdings, Inc.	08/01/2025	Banking, Finance, Insurance and Real Estate	6.74%	1M L+450		9,975,000	$9,950,063	$10,099,688
Allied America, Inc.	08/08/2022	Business Services	9.39%	3M L+700		1,685,452	1,685,452	1,688,823
American Auto Auction Group, LLC	11/30/2021	Transportation: Consumer	7.34%	3M L+525		5,857,878	5,800,066	5,770,010
American Scaffold	03/31/2022	Aerospace and Defense	8.89%	3M L+650		4,500,000	4,455,413	4,455,000
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.84%	3M L+650		10,107,368	9,986,139	9,715,708
API Technologies Corp.	04/22/2024	Aerospace and Defense	8.25%	1M L+600		4,987,500	4,927,669	4,937,625
API Technologies Corp. (Revolver) (7), (8)	04/22/2024	Aerospace and Defense	—	—		1,968,504	—	(9,843)
Beauty Industry Group Opco, LLC	04/06/2023	Consumer Goods: Non-Durable	7.00%	1M L+475		33,047,995	32,717,900	32,882,753
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.89%	3M L+550		11,850,000	11,752,654	11,731,500
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	9.57%	3M L+725		15,454,395	15,157,019	15,454,395
By Light Professional IT Services, LLC (Revolver) (7), (8)	05/16/2022	High Tech Industries	—	—		2,311,784	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.82%	3M L+650		10,917,500	10,824,456	10,937,086
Camin Cargo Control, Inc.	06/30/2021	Transportation: Cargo	6.99%	1M L+475		2,418,750	2,406,335	2,322,000
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.99%	1M L+575		3,874,317	3,881,627	3,874,317
CD&R TZ Purchaser, Inc. (7)	07/21/2023	Consumer Goods: Durable	8.39%	3M L+600		16,161,170	15,861,453	15,837,947
CHA Holdings, Inc. (7)	04/10/2025	Environmental Industries	6.89%	3M L+450		6,145,313	6,115,613	6,176,039
CHA Holdings, Inc. (7), (8)	04/10/2025	Environmental Industries	—	—		1,339,286	—	6,696
Challenger Performance Optimization, Inc. (Revolver)(7)	08/31/2023	Business Services	7.89%	1M L+575		426,868	426,868	422,599
Challenger Performance Optimization, Inc. (Revolver)(7), (8)	08/31/2023	Business Services	—	—		284,579	—	(2,846)
Chicken Soup for the Soul Publishing, LLC	01/08/2019	Media: Advertising, Printing and Publishing	8.35%	1M L+625		4,539,286	4,535,666	3,994,572
Country Fresh Holdings, LLC	03/31/2023	Beverage, Food and Tobacco	7.39%	3M L+500		17,727,205	17,691,760	17,195,389
Credit Infonet, Inc.	03/13/2023	High Tech Industries	8.52%	6M L+600		26,713,426	26,527,311	26,713,426
Credit Infonet, Inc. (Revolver) (7), (8)	03/13/2023	High Tech Industries	—	—		1,000,000	—	—
DBI Holding, LLC	08/02/2021	Business Services	7.51%	1M L+525		17,395,068	17,297,351	17,395,068
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.74%	3M L+550		7,344,001	7,214,912	7,344,001
Deva Holdings, Inc. (Revolver) (7), (8)	10/31/2022	Consumer Goods: Non-Durable	—	—		2,115,000	—	—
Digital Room Holdings, Inc. (7)	12/29/2023	Media: Advertising, Printing and Publishing	7.25%	1M L+500		16,376,250	16,227,058	16,192,017
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	8.14%	3M L+575		14,486,029	14,260,279	14,341,169
Douglas Products and Packaging Company LLC	03/29/2022	Chemicals, Plastics and Rubber	—	—		2,941,176	—	(29,412)
(Revolver) (7), (8)
Driven Performance Brands, Inc.	09/30/2022	Consumer Goods: Durable	6.92%	2M L+475		10,085,149	10,062,733	10,085,149
Driven Performance Brands, Inc. (Revolver) (7), (8)	09/30/2022	Consumer Goods: Durable	—	—		1,000,000	—	—
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.39%	3M L+800		19,923,750	19,762,133	20,172,797
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.24%	1M L+700		20,742,489	20,646,931	20,742,489
Education Networks of America, Inc. (Revolver) (7)	05/06/2021	Telecommunications	9.19%	1M L+700		1,304,348	1,304,348	1,304,348
Education Networks of America, Inc. (Revolver) (7), (8)	05/06/2021	Telecommunications	—	—		869,565	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	9.14%	3M L+675		9,331,620	9,268,771	9,284,961
ENC Holding Corporation (7), (8)	05/30/2025	Transportation: Cargo	—	—		628,571	—	(1,571)
GCOM Software LLC (Revolver) (7), (8)	11/14/2022	High Tech Industries	—	—		2,666,667	—	—
GSM Holdings, Inc. (7)	06/03/2024	Consumer Goods: Durable	6.86%	3M L+450		5,097,491	5,072,239	5,072,003
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	6.87%	3M L+450		1,187,750	1,187,750	1,181,811
GSM Holdings, Inc. (Revolver) (7), (8)	06/03/2024	Consumer Goods: Durable	—	—		3,563,250	—	(17,817)
Hollander Sleep Products, LLC	06/09/2023	Consumer Goods: Non-Durable	10.39%	3M L+800		10,952,132	10,770,250	10,842,611
iEnergizer Limited and Aptara, Inc. (5), (9)	05/01/2019	Business Services	8.25%	1M L+600		5,445,988	5,434,106	5,432,373
Impact Group, LLC (7)	06/27/2023	Wholesale	8.64%	1M L+625		12,482,923	12,364,105	12,420,509
Impact Group, LLC (7), (8)	06/27/2023	Wholesale	—	—		12,491,009	—	(62,455)
Innova Medical Ophthalmics Inc. (5), (9)	04/13/2022	Capital Equipment	9.14%	3M L+675		3,339,631	3,303,281	3,322,933
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9)	04/13/2022	Capital Equipment	10.75%	P+550		176,991	176,991	176,106
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (8), (9)	04/13/2022	Capital Equipment	—	—		353,982	—	(1,770)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	7.15%	3M L+475		36,000,000	35,640,000	35,640,000
Integrative Nutrition, LLC (Revolver) (7), (8)	09/29/2023	Consumer Services	—	—		5,000,000	—	—
Intralinks, Inc.	11/14/2024	Business Services	6.25%	1M L+400		14,451,316	14,384,410	14,478,484
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.74%	1M L+650		4,230,023	4,216,353	3,933,921
K2 Pure Solutions NoCal, L.P. (7)	02/19/2021	Chemicals, Plastics and Rubber	11.24%	1M L+900		3,925,501	3,865,568	3,925,501
KHC Holdings, Inc.	10/31/2022	Wholesale	8.39%	3M L+600		12,109,261	11,972,865	12,109,261
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.49%	1M L+425		262,097	262,097	262,097
KHC Holdings, Inc. (Revolver) (7), (8)	10/30/2020	Wholesale	—	—		947,581	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.89%	3M L+950		10,098,000	9,966,385	9,694,080
Leap Legal Software Pty Ltd (5), (9), (10)	09/12/2022	High Tech Industries	7.73%	3M L+575	A	$9,925,000	7,688,759	7,181,254
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	10.33%	3M L+800		4,596,389	4,528,529	2,987,653
			(PIK 6.00%)
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	9.14%	3M L+675		9,251,830	9,147,743	9,205,570
Lombart Brothers, Inc. (Revolver) (7)	04/13/2022	Capital Equipment	10.75%	P+550		619,469	619,469	616,372
Lombart Brothers, Inc. (Revolver) (7), (8)	04/13/2022	Capital Equipment	—	—		619,469	—	(3,098)
Long Island Vision Management, LLC	09/11/2023	Healthcare and Pharmaceuticals	7.14%	3M L+475		6,052,632	5,992,433	5,976,091
Long Island Vision Management, LLC (7), (8)	09/11/2023	Healthcare and Pharmaceuticals	—	—		3,947,368	—	(49,918)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.12%	1M L+500		10,000,000	9,914,849	9,900,000
Long’s Drugs Incorporated (Revolver) (7), (8)	08/19/2022	Healthcare and Pharmaceuticals	—	—		3,000,000	—	(60,000)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.12%	1M L+600		14,046,875	13,932,255	13,537,676
Manna Pro Products, LLC (7)	12/08/2023	Consumer Goods: Non-Durable	8.17%	1M L+600		6,983,750	6,909,661	6,930,659
Manna Pro Products, LLC (7), (8)	12/08/2023	Consumer Goods: Non-Durable	—	—		975,000	—	(7,412)
Marketplace Events LLC	01/27/2021	Media: Diversified and Production	7.64%	3M L+525		3,343,309	3,313,221	3,343,309
Marketplace Events LLC (10)	01/27/2021	Media: Diversified and Production	7.07%	P+275	C	$16,473,429	11,599,021	12,744,421

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2018

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Marketplace Events LLC (Revolver) (7)	01/27/2021	Media: Diversified and Production	8.00%	P+275	425,791	$425,791	$425,791
Marketplace Events LLC (Revolver) (7), (8)	01/27/2021	Media: Diversified and Production	—	—	1,277,372	—	—
Mission Critical Electronics, Inc. (Revolver) (7), (8)	09/28/2021	Capital Equipment	—	—	883,392	—	(2,122)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.59%	3M L+825	26,163,397	26,518,501	23,350,832
Morphe, LLC	02/10/2023	Consumer Goods: Non-Durable	8.40%	3M L+600	20,644,462	20,276,981	20,541,240
New Trident HoldCorp, Inc.	08/01/2022	Healthcare and Pharmaceuticals	8.24%	1M L+600	7,068,161	6,998,756	5,654,528
			(PIK 3.00%)
NextiraOne Federal, LLC	08/27/2024	Aerospace and Defense	8.07%	3M L+575	18,181,818	17,911,938	17,906,255
NextiraOne Federal, LLC (Revolver) (7)	08/27/2024	Aerospace and Defense	8.07%	3M L+575	2,647,727	2,647,727	2,607,599
NextiraOne Federal, LLC (Revolver) (7), (8)	08/27/2024	Aerospace and Defense	—	—	4,170,455	—	(63,207)
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.66%	1M L+450	1,852,500	1,833,975	1,852,500
Olde Thompson, LLC - Revolver (7), (8)	05/14/2024	Beverage, Food and Tobacco	—	—	2,642,857	—	—
Ox Two, LLC	02/27/2023	Construction and Building	8.49%	1M L+625	13,034,722	12,946,045	13,034,722
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	12.50%	P+725	166,667	166,667	166,667
Ox Two, LLC (Revolver) (7), (8)	02/27/2023	Construction and Building	—	—	388,889	—	—
Pestell Minerals and Ingredients Inc. (5), (9)	06/01/2023	Beverage, Food and Tobacco	7.51%	3M L+525	15,000,000	14,850,000	14,850,000
Profile Products LLC (7)	01/31/2023	Environmental Industries	7.29%	2M L+500	10,075,023	9,997,462	10,075,023
Profile Products LLC (Revolver) (7), (8)	01/31/2022	Environmental Industries	—	—	2,459,016	—	—
Questex, LLC	09/09/2024	Media: Diversified and Production	8.57%	3M L+625	7,500,000	7,351,373	7,350,000
Questex, LLC (Revolver) (7)	09/09/2024	Media: Diversified and Production	8.57%	3M L+625	199,468	199,468	195,479
Questex, LLC (Revolver) (7), (8)	09/09/2024	Media: Diversified and Production	—	—	997,340	—	(19,947)
Quick Weight Loss Centers, LLC	08/23/2021	Beverage, Food and Tobacco	7.06%	3M L+475	9,375,000	9,288,885	7,921,875
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	8.36%	1M L+625	5,250,000	5,150,977	5,145,000
Research Horizons, LLC (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—	—	2,128,378	—	(42,568)
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media: Advertising, Printing and Publishing	8.36%	1M L+625	416,216	416,216	407,892
Research Horizons, LLC (Revolver) (7), (8)	06/28/2022	Media: Advertising, Printing and Publishing	—	—	529,730	—	(10,595)
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	7.74%	1M L+550	24,812,500	23,676,196	24,882,223
International LLC
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.99%	1M L+575	18,136,905	17,867,722	18,318,274
SFP Holding, Inc. (7)	09/01/2022	Construction and Building	8.59%	3M L+625	5,985,000	5,898,822	5,985,000
SFP Holding, Inc. (7), (8)	09/01/2022	Construction and Building	—	—	4,125,000	—	—
SFP Holding, Inc. (Revolver) (7), (8)	09/01/2022	Construction and Building	—	—	500,000	—	—
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600	483,333	483,333	418,084
Snak Club, LLC (Revolver) (7), (8)	07/19/2021	Beverage, Food and Tobacco	—	—	183,333	—	(24,750)
Snak Club, LLC (Revolver) (7), (8)	02/22/2019	Beverage, Food and Tobacco	—	—	133,333	—	(667)
Softvision, LLC	05/21/2021	High Tech Industries	7.74%	1M L+550	10,201,863	10,146,148	10,201,863
TeleGuam Holdings, LLC	07/25/2023	Telecommunications	7.24%	1M L+500	7,920,000	7,818,453	7,939,800
Tensar Corporation	07/09/2021	Construction and Building	7.14%	3M L+475	22,620,696	22,474,697	22,281,386
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.56%	3M L+525	6,689,308	6,644,404	6,622,415
The Original Cakerie, Co. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	7.20%	2M L+500	7,721,739	7,658,431	7,721,739
The Original Cakerie Ltd. (5), (9)	07/20/2022	Consumer Goods: Non-Durable	6.70%	2M L+450	5,500,217	5,459,582	5,500,217
The Original Cakerie Ltd. (Revolver) (5), (7), (9)	07/20/2022	Consumer Goods: Non-Durable	6.58%	3M L+450	255,327	255,327	255,327
The Original Cakerie Ltd. (Revolver) (5), (7), (8), (9)	07/20/2022	Consumer Goods: Non-Durable	—	—	1,163,157	—	—
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	15.49%	1ML+1,325	8,470,850	8,383,257	8,216,724
UBEO, LLC (7)	04/03/2024	Capital Equipment	6.60%	1M L+450	1,995,000	1,976,435	1,995,000
UBEO, LLC (Revolver) (7)	04/03/2024	Capital Equipment	6.88%	3M L+450	1,173,333	1,173,333	1,173,333
UBEO, LLC (Revolver) (7), (8)	04/03/2024	Capital Equipment	—	—	1,026,667	—	—
UniTek Global Services, Inc. (7)	08/20/2024	Telecommunications	7.89%	3M L+550	8,750,000	8,533,866	8,662,500
UniTek Global Services, Inc. (7), (8)	08/20/2024	Telecommunications	—	—	1,750,000	—	(17,500)
US Dominion, Inc.	07/15/2024	Capital Equipment	9.14%	3M L+675	5,985,000	5,883,015	5,985,000
US Dominion, Inc. (Revolver) (7), (8)	07/15/2024	Capital Equipment	—	—	2,500,000	—	—
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	11.39%	1M L+900	3,027,344	3,027,344	2,875,976
Veterinary Specialists of North America, LLC (7)	07/15/2021	Healthcare and Pharmaceuticals	7.75%	1M L+550	15,398,203	15,324,732	15,475,194
Veterinary Specialists of North America, LLC (7), (8)	07/15/2021	Healthcare and Pharmaceuticals	—	—	2,094,671	—	10,473
Veterinary Specialists of North America, LLC	07/15/2021	Healthcare and Pharmaceuticals	—	—	880,000	—	4,400
(Revolver) (7), (8)
VIP Cinema Holdings, Inc.	03/01/2023	Consumer Goods: Durable	8.25%	1M L+600	6,937,500	6,910,133	6,954,844
Walker Edison Furniture Company LLC (7)	09/26/2024	Wholesale	8.88%	3M L+650	16,307,500	15,981,904	15,981,350
Winchester Electronics Corporation	06/30/2022	Capital Equipment	8.74%	1M L+650	11,724,183	11,675,472	11,724,182
Total First Lien Secured Debt						817,243,688	812,235,476
Second Lien Secured Debt—4.0%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	11.09%	3M L+875	2,000,000	1,963,478	2,000,000
DecoPac, Inc. (7)	03/31/2025	Beverage, Food and Tobacco	10.64%	3M L+825	11,341,463	11,136,261	11,341,463
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	3M L+925	3,775,000	3,702,622	3,699,500
McAfee, LLC (7)	09/29/2025	High Tech Industries	10.74%	1M L+850	2,500,000	2,464,229	2,543,750
PT Network, LLC (7)	04/12/2023	Healthcare and Pharmaceuticals	12.34%	3ML+1,000	1,666,667	1,638,368	1,650,000
Total Second Lien Secured Debt						20,904,958	21,234,713
Preferred Equity—0.6% (6), (7)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	22,614
(PT Network, LLC) (11)
Condor Holdings Limited (5), (9)	—	High Tech Industries	—	—	88,000	10,173	10,173
Condor Top Holdco Limited (5), (9)	—	High Tech Industries	—	—	88,000	77,827	77,827

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

SEPTEMBER 30, 2019

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by a diversified portfolio of the Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. See Note 11.

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

SEPTEMBER 30, 2019

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2019, we had one portfolio company on non-accrual, representing 0.4% and zero of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the years ended September 30, 2019, 2018 and 2017, we recorded a provision for taxes of zero, $0.8 million and $0.3, respectively, pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance of ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2019, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

SEPTEMBER 30, 2019

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company wholly-owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I and the Securitization Issuer in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL. See further description of our investment in PSSL in Note 4.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser earned a base management fee of $10.2 million, $8.4 million and $6.9 million, respectively, from us.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser earned $7.6 million, $3.5 million and $4.9 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser accrued an incentive fee on capital gains of approximately zero, $(0.1) million and $0.1 million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2019, 2018 and 2017 was $(1.4) million, $(1.0) million and $1.2 million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2019. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2019, 2018 and 2017, we reimbursed the Investment Adviser approximately $1.9 million, $1.3 million and $1.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During the years ended September 30, 2019, 2018 and 2017, the Company purchased zero, $3.9 million and $38.1 million, respectively, from and sold zero, zero and $5.0 million in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gains on those sales for the same periods amounted to zero, zero and less than $0.1 million, respectively.

For the years ended September 30, 2019, 2018 and 2017, we sold $89.6 million, $108.0 million and $85.1 million investments, respectively, in investments to PSSL at fair value and recognized $0.5 million, $0.8 million and $0.4 million of net realized gains for the same periods, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2019, 2018 and 2017 totaled $641.7 million, $683.4 million and $509.5 million, respectively. Sales and repayments of investments for the same periods totaled $527.3 million, $391.4 million and $406.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2019		September 30, 2018
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$833,678,981	$822,707,050	$817,243,688	$812,235,476
First lien in PSSL	122,193,750	122,193,750	101,062,500	101,062,500
Second lien	34,307,150	34,370,598	20,904,958	21,234,713
Equity	42,623,718	52,466,181	18,744,371	21,282,875
Equity interests in PSSL	52,368,750	49,969,330	43,312,500	44,797,729
Total investments	1,085,172,349	1,081,706,909	1,001,268,017	1,000,613,293
Cash and cash equivalents	63,367,237	63,337,728	72,231,801	72,224,183
Total investments and cash and cash equivalents	$1,148,539,586	$1,145,044,637	$1,073,499,818	$1,072,837,476

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2019 (1)	September 30, 2018 (1)
Aerospace and Defense	7%	6%
Hotel, Gaming and Leisure	7	6
Beverage, Food and Tobacco	6	7
Healthcare and Pharmaceuticals	6	5
Business Services	5	8
Capital Equipment	5	5
High Tech Industries	5	10
Media	5	—
Construction and Building	4	5
Media: Diversified and Production	4	4
Telecommunications	4	6
Chemicals, Plastics and Rubber	3	2
Consumer Goods: Durable	3	5
Consumer Goods: Non-Durable	3	11
Consumer Services	3	4
Diversified Financial Services	3	—
Professional Services	3	—
Wholesale	3	5
Banking, Finance, Insurance & Real Estate	2	—
Building Products	2	—
Commercial Services & Supplies	2	—
Hotels, Restaurants and Leisure	2	—
Media: Advertising, Printing and Publishing	2	3
Media: Broadcasting and Subscription	2	1
Diversified Consumer Services	1	—
Healthcare Technology	1	—
IT Services	1	—
Retail	1	2
All Other	5	5
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2019, PSSL had total assets of $506.7 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $10.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of 122.2 million and equity interests of $52.4 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $128.6 million, of which $6.4 million was unfunded. As of September 30, 2019, we had commitments to fund equity interests in PSSL of $55.1 million, of which $2.8 million was unfunded.

We and Kemper each appointed two members to PSSL’s four-person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each member.

Additionally, PSSL has entered into the PSSL Credit Facility, with Capital One, N.A. through PSSL Subsidiary, which as of September 30, 2019 allowed PSSL Subsidiary to borrow up to $420 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	September 30, 2019	September 30, 2018
Total investments	$488,549,847	$425,420,881
Weighted average cost yield on income producing investments	7.6%	7.8%
Number of portfolio companies in PSSL	45	42
Largest portfolio company investment	$22,026,186	$21,152,781
Total of five largest portfolio company investments	$102,872,275	$95,941,790

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

Below is a listing of PSSL’s individual investments as of September 30, 2019:

PennantPark Senior Secured Loan Fund I LLC
Schedule of Investments
September 30, 2019
Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—810.7%
First Lien Secured Debt—830.5%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.28%	3M L+600		5,000,000	$4,927,149	$5,000,000
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.85%	3M L+475		7,749,274	7,674,216	7,671,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.52%	1M L+725		13,772,261	13,531,751	13,772,261
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%	3M L+650		11,735,208	11,644,440	11,680,054
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.79%	1M L+575		7,348,866	7,311,507	7,128,400
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.36%	1M L+525		10,422,726	10,413,416	10,396,669
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.87%	1M L+575		10,127,447	10,040,432	9,874,261
Country Fresh Holdings, LLC	05/01/23	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,170	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/23	Beverage, Food and Tobacco	7.10%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/23	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.54%	3M L+625		19,748,744	19,748,744	19,748,744
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		12,312,500	12,157,345	12,189,375
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		8,166,594	8,116,022	8,084,928
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.26%	3M L+525	A	$10,000,000	7,376,173	6,542,165
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%	1M L+750		17,384,864	17,263,748	17,384,864
Good2Grow LLC	11/18/2024	Beverages	6.35%	3M L+425		11,752,655	11,649,126	11,576,366
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.37%	3M L+600		14,357,813	14,241,579	14,135,267
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,669,098	19,524,460	19,472,406
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.60%	3M L+450		12,406,250	12,351,255	12,344,219
Impact Group, LLC	06/27/2023	Wholesale	8.60%	1M L+650		9,390,185	9,296,753	9,296,283
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.80%	1M L+425	A	$15,000,000	10,973,919	9,717,138
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.85%	1M L+475		9,974,874	9,974,874	9,974,874
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525		19,850,000	19,586,294	19,609,815
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%	3M L+550		9,925,000	9,837,686	9,916,068
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.80%	3M L+575	A	$14,755,747	10,483,859	9,952,014
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%	1M L+500		17,820,000	17,688,160	17,641,800
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		7,078,125	7,118,977	6,575,083
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,877,500	6,797,207	6,688,369
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.20%	P+275	C	$5,760,254	4,461,926	4,350,645
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.10%	3M L+500		6,009,982	5,977,867	6,009,982
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.35%	1M L+425		14,812,500	14,691,710	14,664,375
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		11,876,667	11,757,900	11,876,667
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+425		7,883,419	7,909,754	6,779,740
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		9,925,000	9,840,202	9,825,750
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.23%	3M L+525	C	$3,242,655	2,412,626	2,424,644
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.04%	1M L+500		9,892,519	9,804,058	9,397,893
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		1,758,406	1,736,386	1,740,822
PlayPower, Inc.	05/8/2026	Leisure Products	7.60%	3M L+550		4,189,500	4,148,451	4,184,263
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.66%	3M L+450		11,289,688	11,189,470	11,176,791
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,359,370
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.35%	3M L+425		15,224,842	15,227,900	15,224,842
Teneo Holdings LLC			7.29%	1M L+525		5,000,000	4,804,110	4,762,500
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.43%	6M L+500		8,823,392	8,790,069	8,735,157
TVC Enterprises, LLC			7.55%	1M L+550		9,974,874	9,974,874	9,974,874
TWS Acquisition Corporation			8.28%	1M L+625		7,075,000	6,937,888	6,933,500
UBEO, LLC	04/03/2024	Capital Equipment	6.78%	3M L+450		22,248,673	22,045,879	22,026,186
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.04%	3M L+450		11,572,122	11,388,612	11,572,122
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.83%	3M L+650		16,001,734	15,724,459	16,121,747
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,466,024	5,389,938	5,466,024
Total First Lien Secured Debt							478,935,867	474,289,532
Second Lien Secured Debt—14.8%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		870,886	870,886	870,886
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		15,206	15,206	15,206
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
Total Second Lien Secured Debt							8,493,383	8,455,347
Equity Securities—10.2%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,124,929
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,680,039
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	-
Total Equity Securities							6,983,937	5,804,968
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							494,413,187	488,549,847
Cash and Cash Equivalents—26.8%
BlackRock Federal FD Institutional 30							12,166,301	12,166,301
US Bank Cash							3,156,230	3,128,580
Total Cash and Cash Equivalents							15,322,531	15,294,881
Total Investments and Cash Equivalents—882.3%							$509,735,718	$503,844,728
Liabilities in Excess of Other Assets—(782.3)%								(446,736,922)
Members' Equity—100.0%								$57,107,806

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

SEPTEMBER 30, 2019

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

Below is the financial information for PSSL:

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

PennantPark Senior Secured Loan Fund I LLC
Statements of Assets and Liabilities

	September 30, 2019	September 30, 2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$494,413,190 and $425,336,210, respectively)	$488,549,847	$425,420,881
Cash and cash equivalents (cost—$15,322,531 and $13,520,127, respectively)	15,294,881	13,520,760
Interest receivable	1,855,545	1,670,053
Prepaid expenses and other assets	996,333	2,784,477
Total assets	506,696,606	443,396,171
Liabilities
PSSL Credit Facility payable	308,724,305	275,285,900
Notes payable to members	139,650,000	115,500,000
Interest payable on PSSL Credit Facility	1,015,468	1,065,306
Interest payable on notes to members	176,273	99,966
Accrued other expenses	22,754	247,595
Total liabilities	449,588,800	392,198,767
Commitments and contingencies (1)	—	—
Members' equity	57,107,806	51,197,404
Total liabilities and members' equity	$506,696,606	$443,396,171

(1)	PSSL had no unfunded commitments as of September 30, 2019 and 2018.

PennantPark Senior Secured Loan Fund I LLC
Statements of Operations
	Year Ended September 30, 2019	Year Ended September 30, 2018	For the period May 4, 2017 (inception) through September 30, 2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$39,288,981	$17,744,486	$1,365,433
Other income	785,111	280,080	—
Total investment income	40,074,092	18,024,566	1,365,433
Expenses:
Interest and expenses on PSSL Credit Facility	16,487,783	7,654,035	442,554
Interest expense on notes to members	14,247,817	6,060,468	585,840
Administrative services expenses	1,150,000	650,000	67,528
Other general and administrative expenses (1)	454,600	692,736	148,936
Total expenses	32,340,200	15,057,239	1,244,858
Net investment income	7,733,892	2,967,327	120,575
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(885,069)	111,215	100,920
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(5,976,299)	(364,201)	449,505
Credit facility foreign currency translation	1,887,878	882,899	(70,836)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	(4,088,421)	518,698	378,669
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(4,973,490)	629,913	479,589
Net increase in members' equity resulting from operations	$2,760,402	$3,597,240	$600,164

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

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

SEPTEMBER 30, 2019

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2023 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in no reclassifications during the years ended September 30, 2019 and 2018.

In addition to using the above inputs in cash equivalents, investments, our 2023 Notes, our 2031 Asset-Backed Debt and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$274,095,799	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,205,284	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	661,720,734	Market Comparable	Market Yield	3.9% – 29.2% (8.3%)
Second lien	26,851,188	Market Comparable	Market Yield	3.9% – 14.2% (10.6%)
First lien	9,084,267	Enterprise Market Value	EBITDA multiple	5.0x – 10.9x (6.5x)
Second lien	5,314,125	Enterprise Market Value	EBITDA multiple	10.9x
Equity	52,466,181	Enterprise Market Value	EBITDA multiple	6.3x – 50.8x (15.4x)
Total Level 3 investments	$1,031,737,579
Long-Term Credit Facility	$263,988,583	Market Comparable	Market Yield	4.0%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

Asset Category	Fair value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$303,786,401	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,543,750	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	609,511,575	Market Comparable	Market Yield	6.6% – 17.5% (9.7%)
Second lien	18,690,963	Market Comparable	Market Yield	10.7% – 14.1% (11.7%)
Equity	21,282,875	Enterprise Market Value	EBITDA multiple	6.2x – 12.0x (9.2x)
Total Level 3 investments	$955,815,564
Long-Term Credit Facility	$332,128,815	Market Comparable	Market Yield	5.3%

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes and the 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$944,900,800	$—	$—	$944,900,800	$—
Second lien	34,370,598	—	—	34,370,598	—
Equity	102,435,511	—	—	52,466,181	49,969,330
Total investments	1,081,706,909	—	—	1,031,737,579	49,969,330
Cash and cash equivalents	63,337,728	63,337,728	—	—	—
Total investments and cash and cash equivalents	$1,145,044,637	$63,337,728	$—	$1,031,737,579	$49,969,330
Long-Term Credit Facility	$263,988,583	$—	$—	$263,988,583	$—
2023 Notes	135,240,084	$135,240,084	$—	$—	$—
2031 Asset-Backed Debt(2)	224,321,845	—	—	224,321,845	—
Total debt	$623,550,512	$135,240,084	$—	$488,310,428	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

	Fair Value at September 30, 2018
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$913,297,976	$—	$—	$913,297,976	$—
Second lien	21,234,713	—	—	21,234,713	—
Subordinated debt / corporate notes	—	—	—	—	—
Equity	66,080,604	—	—	21,282,875	44,797,729
Total investments	1,000,613,293	—	—	955,815,564	44,797,729
Cash and cash equivalents	72,224,183	72,224,183	—	—	—
Total investments and cash and cash equivalents	$1,072,837,476	$72,224,183	$—	$955,815,564	$44,797,729
Long-Term Credit Facility	332,128,815	$—	$—	$332,128,815	$—
2023 Notes	135,503,385	$135,503,385	$—	$—	$—
Total debt	$467,632,200	$135,503,385	$—	$332,128,815	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2019
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$913,297,976	$42,517,588	$955,815,564
Net realized losses	(27,622,557)	(4,448,014)	(32,070,571)
Net change in unrealized (depreciation) appreciation	(5,963,719)	7,037,654	1,073,935
Purchases, PIK interest, net discount accretion and non-cash exchanges	605,767,518	28,404,511	634,172,029
Sales, repayments and non-cash exchanges	(522,089,023)	(5,164,355)	(527,253,378)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$963,390,195	$68,347,384	$1,031,737,579
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(7,423,502)	$4,988,683	$(2,434,819)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

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

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facility	2019	2018
Beginning Balance (cost – $333,727,520 and $253,783,301, respectively)	$332,128,815	$256,858,457
Net change in unrealized (depreciation) appreciation included in earnings	279,788	(4,673,861)
Borrowings	370,700,000	246,485,010
Repayments	(439,120,020)	(166,540,791)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $265,307,500 and $333,727,520, respectively)	$263,988,583	$332,128,815

As of September 30, 2019, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	13,217,523	October 1, 2019	810,022
			$12,407,501	$13,217,523		$810,022

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $4.5 million, $10.9 million and $0.1 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2019, 2018 and 2017, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt. For the years ended September 30, 2019, 2018 and 2017, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of less than $(0.1) million, $7.8 million and $(3.6) million, respectively. As of September 30, 2019, 2018 and 2017, the net unrealized depreciation (appreciation) on our Credit Facility and the 2023 Notes totaled $4.7 million, $4.7 million and $(3.1) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2019 were as follows:

Name of Investment	Fair Value at September 30, 2018	Gross Additions	Gross Reductions	Net Change in Unrealized (Depreciation) Appreciation	Fair Value at September 30, 2019	Interest Income	Other Income	Dividend Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$17,195,389	$7,528,757	$(7,178,415)	$(3,054,105)	$14,491,626	$1,272,869	$127,734	$—	$(7,164,304)
Quick Weight Loss Centers, LLC	$7,921,875	$2,016,667	$(5,692,961)	$1,693,358	$5,938,939	$(35,194)	$—	$—	$(5,457,200)
Total Non-Controlled Affiliates	$25,117,264	$9,545,424	$(12,871,376)	$(1,360,747)	$20,430,565	$1,237,675	$127,734	$—	$(12,621,504)
Controlled Affiliates
PennantPark Senior Secured Loan Fund I LLC *	$145,860,229	$30,187,500	$—	$(3,884,649)	$172,163,080	$12,464,035	$—	$6,300,000	$—
Total Controlled Affiliates	$145,860,229	$30,187,500	$—	$(3,884,649)	$172,163,080	$12,464,035	$—	$6,300,000	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2019	2018	2017
Numerator for net increase in net assets resulting from operations	$11,416,106	$33,490,222	$36,325,280
Denominator for basic and diluted weighted average shares	38,772,074	38,299,077	30,274,595
Basic and diluted net increase in net assets per share resulting from operations	$0.29	$0.87	$1.20

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

As of September 30, 2019 and 2018, the cost of investments for federal income tax purposes approximates amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2019	2018	2017
Decrease in paid-in capital	$(829,509)	$—	$(256,194)
(Decrease) increase in accumulated net realized loss	(240,568)	(106,509)	255,274
Increase in undistributed net investment income	1,070,077	106,509	920

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2019	2018	2017
Net increase in net assets resulting from operations	$11,416,106	$33,490,222	$36,325,280
Net realized loss (gain) on investments	31,423,869	2,327,118	(5,410,903)
Net change in unrealized depreciation (appreciation) on investments and debt	2,621,833	(4,853,251)	2,530,986
Other book-to-tax differences	(3,080,010)	8,448,942	956,942
Other non-deductible expenses	271,170	804,113	300,000
Taxable income before dividends paid deduction	$42,652,968	$40,217,144	$34,702,305

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows:

	As of September 30,
	2019	2018	2017
Undistributed ordinary income – tax basis	$12,118,162	$12,020,827	$13,882,332
(Realized loss carried forward)/Undistributed long-term capital gain	(34,695,983)	(2,381,225)	808,615
Distributions payable and other book to tax differences	(14,239,573)	(17,124,281)	(7,237,913)
Net unrealized appreciation (depreciation) of investments and debt	1,203,305	3,825,139	(1,028,112)
Total accumulated (deficit) surplus – book basis	$(35,614,089)	$(3,659,540)	$6,424,922

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2019	2018	2017
Ordinary income (including short-term gains, if any)	$44,200,163	$42,766,069	$34,842,284
Long-term capital gain	—	808,615	—
Total distributions	$44,200,163	$43,574,684	$34,842,284
Total distributions per share based on weighted average shares	$1.14	$1.14	$1.15

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2019 and 2018, cash and cash equivalents consisted of money market funds in the amounts of $63.3 million and $72.2 million at fair value, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2019	2018	2017	2016	2015
Per Share Data:
Net asset value, beginning of year	$13.82	$14.10	$14.06	$13.95	$14.40
Net investment income (1)	1.17	0.81	1.10	1.02	1.08
Net change in realized and unrealized (loss) gain (1)	(0.88)	0.06	0.10	0.23	(0.31)
Net increase in net assets resulting from operations (1)	0.29	0.87	1.20	1.25	0.77
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.14)	(1.03)	(1.15)	(1.13)	(0.98)
Distribution of realized gains	—	(0.11)	—	(0.01)	(0.18)
Total distributions to stockholders	(1.14)	(1.14)	(1.15)	(1.14)	(1.16)
(Dilutive) effect of common stock issuance
and acquisition of MCG (1)	—	(0.01)	(0.01)	—	(0.06)
Net asset value, end of year	$12.97	$13.82	$14.10	$14.06	$13.95
Per share market value, end of year	$11.60	$13.15	$14.48	$13.23	$11.94
Total return (3)	(3.20)%	(1.29)%	18.71%	21.77%	(6.01)%
Shares outstanding at end of year	38,772,074	38,772,074	32,480,074	26,730,074	26,730,074
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	8.28%	3.01%	4.13%	3.56%	3.01%
Ratio of debt related expenses to average net assets	0.87%	4.73%	1.98%	1.58%	2.34%
Ratio of total expenses to average net assets	9.15%	7.74%	6.11%	5.14%	5.35%
Ratio of net investment income to average net assets	8.76%	5.81%	7.85%	7.42%	7.43%
Net assets at end of year	$503,057,511	$535,841,568	$457,906,274	$375,906,828	$372,890,449
Weighted average debt outstanding	$512,134,647	$354,321,752	$269,319,832	$140,218,095	$123,924,384
Weighted average debt per share (1)	$13.21	$9.25	$8.90	$5.25	$7.61
Asset coverage per unit (5)	$1,786	$2,122	$2,780	$2,601	$13,598
Portfolio turnover ratio	52.64%	47.15%	59.70%	32.16%	51.02%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

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

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2019, 2018 and 2017, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 5.3%, 7.1% and 3.1%, respectively. As of September 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2019 and 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 179% and 212%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of September 30, 2019, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of September 30, 2019 and 2018, Funding I had $265.3 million and $333.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.1% and 4.3%, exclusive of the fee on undrawn commitments as of September 30, 2019 and 2018, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2019, we were in compliance with the covenants relating to our Credit Facility.

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

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of PennantPark Floating Rate Capital Ltd.’s existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilA+ by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

2031 Asset-Backed Debt

In September 2019, the Company completed the 301.4 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2031 Asset-Backed Debt was issued by the Securitization Issuer. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Loans maturing 2031, which bear interest at the three-month LIBOR plus 1.80%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.66%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.90%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.266%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.00%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.379%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.75% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 1.80%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The annualized interest on the 2031 Asset-Backed Debt will be paid, to the extent of funds available. The reinvestment period of the Debt Securitization ends on October 15, 2023 and the 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031.

On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. The Preferred Shares of the Securitization Issuer do not bear interest and had a stated value of approximately $55.4 million at the closing of the Debt Securitization.

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of September 30, 2019 and 2018, the Company had $228.0 million and zero of 2031 Asset-Backed Debt outstanding, respectively, with a weighted average interest rate of 4.2%. As of September 30, 2019 and 2018, the unamortized fees on the 2031 Asset-Backed Debt were $3.7 million and zero, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2019 and 2018, we had $101.1 million and $79.4 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $9.2 million and $39.4 million to PSSL as of September 30, 2019 and 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this report and has determined that there are no material events other than those noted above that require disclosure.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2019
	Q4	Q3	Q2	Q1
Total investment income	$23,882	$22,876	$23,005	$23,184
Net investment income (loss)	$11,401	$11,332	$11,785	$10,944
Net realized and unrealized (loss) gain	$(4,026)	$(6,814)	$(17,257)	$(5,949)
Net increase in net assets resulting from operations	$7,374	$4,519	$(5,472)	$4,995
Net increase in net assets resulting from operations per common share	$0.18	$0.12	$(0.14)	$0.13
Net asset value per share at the end of the quarter	$12.97	$13.07	$13.24	$13.66
Market value per share at the end of the quarter	$11.60	$11.56	$12.81	$11.57

	2018
	Q4	Q3	Q2	Q1
Total investment income	$21,339	$19,529	$16,501	$14,836
Net investment income (loss)	$11,669	$11,835	$9,400	$(1,940)
Net realized and unrealized (loss) gain	$(656)	$(6,867)	$6,190	$3,859
Net increase in net assets resulting from operations	$11,013	$4,968	$15,590	$1,919
Net increase in net assets resulting from operations per common share *	$0.28	$0.13	$0.40	$0.05
Net asset value per share at the end of the quarter	$13.82	$13.82	$13.98	$13.86
Market value per share at the end of the quarter	$13.15	$13.66	$13.09	$13.72

	2017
	Q4	Q3	Q2	Q1
Total investment income	$18,454	$15,191	$13,221	$12,631
Net investment income	$10,409	$8,185	$8,029	$6,822
Net realized and unrealized gain (loss)	$442	$1,157	$(746)	$2,027
Net increase in net assets resulting from operations	$10,851	$9,342	$7,283	$8,849
Net increase in net assets resulting from operations per common share *	$0.33	$0.29	$0.25	$0.33
Net asset value per share at the end of the quarter	$14.10	$14.05	$14.05	$14.11
Market value per share at the end of the quarter	$14.48	$14.11	$13.94	$14.11

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 49 of this Report, is incorporated by reference herein.

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

None.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Index to Financial Statements — Refer to Item 8 starting on page 48.
(2)	Financial Statement Schedules — None.
(3)	Exhibits

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

4.3

Indenture, dated as of September 19, 2019, by and among PennantPark CLO I, Ltd., as issuer, PennantPark CLO I, LLC, as co-issuer, and U.S. Bank National Association, as trustee and as collateral agent (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on September 20, 2019).

4.4*	Description of Securities

10.1

Purchase and Contribution Agreement, dated as of June 23, 2011, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 29, 2011).

10.2

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

10.6

Limited Liability Company Agreement of PennantPark Senior Secured Loan Fund I LLC, dated as of May 4, 2017, by and between PennantPark Floating Rate Capital Ltd. and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 8, 2017).

10.7

Indemnification Agreement, dated as of November 15, 2016, between PennantPark Floating Rate Capital Ltd. and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891) filed on November 22, 2016).

10.8

Credit Agreement, dated as of September 19, 2019, by and among PennantPark CLO I, Ltd., as borrower, PennantPark CLO I, LLC, as co-borrower, the various financial institutions party thereto from time to time, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on September 20, 2019).

10.9

Collateral Management Agreement, dated as of September 19, 2019, between PennantPark CLO I, Ltd., as issuer, and PennantPark Investment Advisers, LLC, as collateral manager (Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on September 20, 2019).

10.10

Master Loan Sale Agreement, dated as of September 19, 2019, among PennantPark Floating Rate Capital Ltd., as seller, PennantPark CLO I Depositor, LLC, as intermediate seller, and PennantPark CLO I, Ltd., as buyer (Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on September 20, 2019).

10.11

Master Participation Agreement, dated as of September 19, 2019, between PennantPark Floating Rate Funding I, LLC, as seller and PennantPark CLO I, Ltd., as buyer (Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on September 20, 2019).

10.12

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2019.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 20, 2019
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 20, 2019
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Director	November 20, 2019
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 20, 2019
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 20, 2019
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 20, 2019
Samuel L. Katz