Form 10-Q
period 2019-12-31
PennantPark Floating Rate Capital Ltd.
filed 2020-02-05
CIK 1504619

-

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 5, 2020 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 3.83% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; and “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with Truist Bank (formerly SunTrust Bank) and other lenders, or the Lenders; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	September 30, 2019
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$983,709,595 and $886,955,156, respectively)	$988,154,489	$889,113,264
Non-controlled, affiliated investments (cost—$24,922,178 and $23,645,693, respectively)	16,039,827	20,430,565
Controlled, affiliated investments (cost—$174,562,500 and $174,562,500, respectively)	171,921,598	172,163,080
Total of investments (cost—$1,183,194,273 and $1,085,172,349, respectively)	1,176,115,914	1,081,706,909
Cash and cash equivalents (cost—$56,261,842 and $63,367,237, respectively)	56,292,541	63,337,728
Interest receivable	3,144,695	3,892,292
Receivable for investments sold	58,425,962	2,997,546
Prepaid expenses and other assets	402,760	441,337
Total assets	1,294,381,872	1,152,375,812
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	85,457,647	12,033,794
Credit Facility payable, at fair value (cost—$335,307,500 and $265,307,500, respectively) (See Notes 5 and 10)	334,040,510	263,988,583
2023 Notes payable, at fair value (par—$138,579,858) (See Notes 5 and 10)	133,826,569	135,240,084
2031 Asset-Backed Debt, net (par—$228,000,000) (See Notes 5 and 10)	224,393,947	224,321,845
Interest payable on debt	4,085,056	3,275,481
Base management fee payable (See Note 3)	2,830,159	2,728,019
Performance-based incentive fee payable (See Note 3)	2,315,834	2,532,205
Accrued other expenses	1,768,439	1,514,943
Total liabilities	792,401,508	649,318,301
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	538,632,828	538,632,828
Distributable income	(36,691,236)	(35,614,089)
Total net assets	$501,980,364	$503,057,511
Total liabilities and net assets	$1,294,381,872	$1,152,375,812
Net asset value per share	$12.95	$12.97

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$18,909,894	$18,169,998
Other income	773,103	621,189
From non-controlled, affiliated investments:
Interest	225,353	—
From controlled, affiliated investments:
Interest	3,155,324	2,818,045
Dividend	1,575,000	1,575,000
Total investment income	24,638,674	23,184,232
Expenses:
Base management fee (See Note 3)	2,830,159	2,498,766
Performance-based incentive fee (See Note 3)	2,315,834	(1,192,409)
Interest and expenses on debt (See Note 10)	7,307,264	5,305,478
Administrative services expenses (See Note 3)	350,000	500,000
Other general and administrative expenses	616,077	616,075
Expenses before amendment costs, debt issuance costs and provision for taxes	13,419,334	7,727,910
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	—	4,512,279
Provision for taxes	100,000	—
Total expenses	13,519,334	12,240,189
Net investment income	11,119,340	10,944,043
Realized and unrealized loss on investments and debt:
Net realized gain on investments:
Non-controlled, non-affiliated investments	1,012,313	923,466
Net realized gain on investments	1,012,313	923,466
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	2,379,358	(10,041,539)
Controlled and non-controlled, affiliated investments	(5,899,705)	(2,364,468)
Debt depreciation (See Notes 5 and 10)	1,361,588	5,533,693
Net change in unrealized depreciation on investments and debt	(2,158,759)	(6,872,314)
Net realized and unrealized loss from investments and debt	(1,146,446)	(5,948,848)
Net increase in net assets resulting from operations	$9,972,894	$4,995,195
Net increase in net assets resulting from operations per common share (See Note 7)	$0.26	$0.13
Net investment income per common share	$0.29	$0.28

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Net increase in net assets resulting from operations:
Net investment income	$11,119,340	$10,944,043
Net realized gain on investments	1,012,313	923,466
Net change in unrealized depreciation on investments	(3,520,347)	(12,406,007)
Net change in unrealized depreciation on debt	1,361,588	5,533,693
Net increase in net assets resulting from operations	9,972,894	4,995,195
Distributions to stockholders	(11,050,041)	(11,050,041)
Net decrease in net assets	(1,077,147)	(6,054,846)
Net assets:
Beginning of period	503,057,511	535,841,568
End of period	$501,980,364	$529,786,722

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,972,894	$4,995,195
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	3,520,347	12,406,007
Net change in unrealized depreciation on debt	(1,361,588)	(5,533,693)
Net realized gain on investments	(1,012,313)	(923,466)
Net accretion of discount and amortization of premium	(486,937)	(416,480)
Purchases of investments	(239,443,417)	(180,731,899)
Payment-in-kind interest	(822,850)	(90,696)
Proceeds from dispositions of investments	143,743,301	190,294,479
Amortization of deferred financing costs	72,101	—
Decrease (increase) in interest receivable	747,597	(368,312)
Increase in receivable for investments sold	(55,428,416)	—
Decrease in prepaid expenses and other assets	38,577	140,442
Increase (decrease) in payable for investments purchased	73,423,853	(59,425,597)
Increase (decrease) in interest payable on debt	809,575	(1,017,444)
Increase in base management fee payable	102,140	79,137
Decrease in performance-based incentive fee payable	(216,371)	(3,111,202)
Increase in accrued other expenses	253,496	117,770
Net cash used in operating activities	(66,088,011)	(43,585,759)
Cash flows from financing activities:
Distributions paid to stockholders	(11,050,041)	(11,050,041)
Borrowings under Credit Facility (See Notes 5 and 10)	86,000,000	104,500,000
Repayments under Credit Facility (See Notes 5 and 10)	(16,000,000)	(87,320,020)
Net cash provided by financing activities	58,949,959	6,129,939
Net decrease in cash and cash equivalents	(7,138,052)	(37,455,820)
Effect of exchange rate changes on cash	92,865	412,033
Cash and cash equivalents, beginning of period	63,337,728	72,224,183
Cash and cash equivalents, end of period	$56,292,541	$35,180,396
Supplemental disclosure of cash flow information:
Interest paid	$6,425,587	$6,322,922
Taxes paid	$37,086	$—
Non-cash exchanges and conversions	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—196.9% (3), (4)
First Lien Secured Debt—182.3%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	10.04%	1M L+800	15,000,000	$14,709,949	$15,075,000
Advantage Sales & Marketing	07/23/2021	Food and Staples Retailing	4.98%	1M L+325	11,324,401	10,826,427	10,923,291
Altamira Technologies, LLC	07/24/2025	IT Services	7.93%	3M L+600	6,459,375	6,366,284	6,459,375
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—	—	2,156,250	—	—
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.60%	3M L+475	7,446,285	7,366,113	7,371,822
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%	3M L+550	14,887,500	14,645,994	14,589,750
American Insulated Glass, LLC (7), (9)	12/21/2023	Building Products	—	—	649,351	—	(12,987)
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.40%	3M L+650	9,664,269	9,590,682	6,958,274
API Holdings III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	6.05%	1M L+425	5,970,000	5,940,568	5,940,150
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.45%	3M L+550	11,695,406	11,621,807	11,578,452
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.98%	3M L+625	29,597,884	29,384,020	29,597,884
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2022	High Tech Industries	—	—	2,504,092	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.43%	3M L+650	2,860,808	2,842,366	2,857,375
Cano Health, LLC	12/23/2021	Healthcare and Pharmaceuticals	7.98%	1M L+650	33,743,008	33,449,063	33,743,008
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.45%	1M L+575	3,825,025	3,829,551	3,672,024
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.20%	3M L+525	3,273,579	3,267,972	3,257,212
CHA Holdings, Inc.	04/10/2025	Environmental Industries	6.46%	3M L+450	7,347,589	7,321,580	7,310,851
CHA Holdings, Inc. (7), (9)	04/10/2025	Environmental Industries	—	—	53,571	—	(268)
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	7.51%	1M L+575	569,158	569,158	549,237
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—	—	142,289	—	(4,980)
Confluent Health, LLC	06/24/2026	Health Providers and Services	6.80%	1M L+500	3,980,000	3,940,819	3,960,100
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	6.80%	1M L+500	9,950,000	9,806,465	9,800,750
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.69%	3M L+575	14,304,044	14,135,098	14,161,004
Douglas Products and Packaging Company LLC (Revolver) (7)	10/19/2022	Chemicals, Plastics and Rubber	9.50%	P+475	585,490	585,490	579,635
Douglas Products and Packaging Company LLC (Revolver) (7), (9)	10/19/2022	Chemicals, Plastics and Rubber	—	—	3,805,686	—	(38,057)
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.69%	3M L+575	9,791,985	9,734,134	9,694,065
DRS Holdings III, Inc.	11/03/2025	Personal Products	7.61%	1M L+575	5,000,000	4,950,412	4,951,000
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Personal Products	7.55%	1M L+575	36,149	36,149	35,794
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	867,568	—	(8,503)
East Valley Tourist Development Authority	09/30/2020	Hotel, Gaming and Leisure	10.06%	3M L+800	18,540,775	18,437,131	18,355,367
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	6.29%	1M L+450	5,101,476	5,050,601	5,050,461
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronic Equipment, Instruments, and Components	6.29%	1M L+450	310,215	310,215	310,215
ECM Industries, LLC (Revolver) (7), (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—	—	604,200	—	—
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.70%	1M L+500	16,502,500	16,502,500	16,502,500
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.41%	1M L+750	10,308,317	10,308,317	10,205,234
Education Networks of America, Inc. (Revolver) (7), (9)	05/06/2021	Telecommunications	9.42%	1M L+750	2,196,986	2,196,986	2,175,016
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	8.69%	3M L+675	7,189,139	7,161,466	7,117,247
FlexPrint, LLC	01/02/2024	Professional Services	8.41%	3M L+649	4,281,014	4,213,816	4,216,798
FlexPrint, LLC (7), (9)	01/02/2024	Professional Services	—	—	3,772,226	—	(28,291)
GCOM Software LLC	11/14/2022	High Tech Industries	8.12%	1M L+625	14,196,100	13,921,708	14,196,100
GCOM Software LLC (Revolver) (7)	11/14/2022	High Tech Industries	9.00%	P+425	1,520,000	1,520,000	1,520,000
GCOM Software LLC (Revolver) (7), (9)	11/14/2022	High Tech Industries	—	—	1,146,667	—	—
Good2Grow LLC	11/18/2024	Beverages	6.19%	3M L+425	6,797,549	6,739,179	6,729,574
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—	—	3,137,000	—	(31,370)
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.51%	3M L+450	19,276,633	19,171,231	19,083,867
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	8.00%	3M L+450	1,662,846	1,662,846	1,646,218
GSM Holdings, Inc. (Revolver) (7), (9)	06/03/2024	Consumer Goods: Durable	—	—	5,463,638	—	(54,636)
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.76%	3M L+600	21,704,762	21,379,190	21,379,190
HW Holdco, LLC	12/10/2024	Media	8.14%	1M L+625	7,472,903	7,406,970	7,472,903
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	8.14%	1M L+625	92,903	92,903	92,903
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,358,710	—	—
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—	—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.50%	1M L+650	12,773,147	12,711,909	12,581,550
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	8.19%	3M L+625	3,305,640	3,272,670	3,272,584
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	8.84%	P+500	150,442	150,442	149,690
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9), (10)	04/13/2023	Capital Equipment	—	—	380,531	—	(1,903)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	6.69%	3M L+475	25,690,251	25,488,027	25,433,349
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000,000	—	(50,000)
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.30%	1M L+650	3,734,390	3,731,734	3,547,670
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	7.02%	1M L+525	714,286	714,286	702,357
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	714,286	—	(11,928)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	9.94%	1M L+800	5,429,692	5,329,756	5,429,692
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—	—	1,344,828	—	—
KHC Holdings, Inc.	10/31/2022	Wholesale	7.94%	3M L+600	6,662,994	6,607,314	6,662,994
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	5.97%	1M L+425	572,581	572,581	572,581
KHC Holdings, Inc. (Revolver) (7), (9)	10/30/2020	Wholesale	—	—	637,097	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.44%	3M L+950	9,290,500	9,207,521	9,151,143
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.44%	1M L+550	8,336,111	8,291,649	8,372,790
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	7.45%	1M L+550	507,937	507,937	510,171
LAV Gear Holdings, Inc. (Revolver) (7), (9)	10/31/2024	Capital Equipment	—	—	1,079,365	—	4,747

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Lash Opco, LLC	12/12/2024	Personal Products	9.25%		P+450		9,060,240	$8,790,344	$8,788,432
Lash Opco, LLC (Revolver) (7)	12/12/2024	Personal Products	9.25%		P+450		1,094,901	1,094,901	1,094,901
Lash Opco, LLC (Revolver) (7), (9)	12/12/2024	Personal Products	—		—		648,282	—	—
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	0.00%	(6)	—		4,736,107	4,599,788	236,805
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	8.19%		3M L+625		13,783,976	13,635,354	13,646,136
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	9.75%		P+500		510,151	510,151	507,600
Lombart Brothers, Inc. (Revolver) (7), (9)	04/13/2023	Capital Equipment	—		—		728,787	—	(3,644)
Long Island Vision Management, LLC	09/11/2023	Healthcare and Pharmaceuticals	6.71%		3M L+475		8,986,333	8,937,856	8,936,009
Long Island Vision Management, LLC (7), (9)	09/11/2023	Healthcare and Pharmaceuticals	—		—		930,906	—	(5,213)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.74%		1M L+600		13,593,750	13,504,921	12,511,959
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.80%		1M L+600		8,368,750	8,309,166	8,133,588
Marketplace Events LLC	01/27/2023	Media: Diversified and Production	7.19%		3M L+525		5,298,467	5,231,575	5,245,483
Marketplace Events LLC (11)	01/27/2023	Media: Diversified and Production	7.31%		P+275	C	$16,256,630	11,402,136	12,473,759
Marketplace Events LLC (Revolver) (7), (9)	01/27/2023	Media: Diversified and Production	—		—		1,703,163	—	—
MeritDirect, LLC	05/23/2024	Media	7.44%		3M L+550		39,082,675	38,547,549	38,691,848
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—		—		4,481,655	—	(44,816)
Mission Critical Electronics, Inc. (7)	09/28/2021	Capital Equipment	6.70%		1M L+500		618,375	612,444	617,508
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2021	Capital Equipment	6.70%		1M L+500		176,678	176,678	176,431
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2021	Capital Equipment	—		—		1,148,410	—	(1,608)
Montreign Operating Company, LLC	01/24/2023	Hotel, Gaming and Leisure	10.16%		3M L+825		27,120,836	27,309,681	23,307,104
Nuvei Technologies Corp. (5), (10)	09/28/2025	Diversified Financial Services	6.80%		1M L+500		6,269,637	6,178,434	6,300,986
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.05%		1M L+425		1,513,571	1,498,436	1,513,571
Olde Thompson, LLC - Revolver (7), (9)	05/14/2024	Beverage, Food and Tobacco	—		—		2,642,857	—	—
Output Services Group, Inc.	03/27/2024	Business Services	6.38%		1M L+450		4,501,465	3,896,309	4,276,392
Output Services Group, Inc. (7), (9)	03/27/2024	Business Services	—		—		74,527	—	(3,354)
Ox Two, LLC	02/27/2023	Construction and Building	8.05%		1M L+625		12,716,974	12,649,154	12,716,974
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	8.05%		1M L+625		230,666	230,666	230,666
Ox Two, LLC (Revolver) (7), (9)	02/27/2023	Construction and Building	—		—		324,889	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotel, Gaming and Leisure	9.19%		1M L+725		13,275,810	13,226,830	13,209,431
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	7.69%		3M L+575		2,108,380	2,083,705	2,087,296
PlayPower, Inc.	05/08/2026	Leisure Products	7.46%		1M L+550		5,572,000	5,518,678	5,502,350
PRA Events, Inc.	08/08/2022	Business Services	8.95%		1M L+700		2,572,032	2,533,353	2,572,032
Questex, LLC	09/09/2024	Media: Diversified and Production	6.89%		3M L+500		7,406,250	7,284,808	7,332,188
Questex, LLC (Revolver) (7)	09/09/2024	Media: Diversified and Production	6.91%		3M L+500		319,149	319,149	315,957
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—		—		877,660	—	(8,777)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.95%		3M L+625		7,170,861	7,103,425	6,955,736
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	7.41%		3M L+550		30,451,426	29,507,638	30,405,749
International LLC
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	6.97%		3M L+500		4,975,000	4,928,165	4,938,683
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—		909,091	—	(6,636)
Sales Benchmark Index LLC	01/3/2025	Professional Services	7.76%		3M L+600		14,004,065	13,723,984	13,723,984
Sales Benchmark Index LLC (7), (9)	06/3/2021	Professional Services	—		—		3,231,707	—	—
Sales Benchmark Index LLC (Revolver) (7), (9)	01/3/2025	Professional Services	—		—		1,292,683	—	—
Salient CRGT Inc.	02/28/2022	High Tech Industries	8.29%		1M L+600		1,759,183	1,741,579	1,653,632
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.30%		1M L+550		9,772,237	9,626,210	9,625,654
Sargent & Greenleaf Inc. (Revolver) (7), (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—		—		1,056,367	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	6.91%		1M L+500		17,313,723	17,119,560	17,313,723
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—		1,870,302	—	—
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	8.44%		1M L+650		12,837,500	12,661,474	12,837,500
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Commercial Services & Supplies	10.25%		P+550		768,817	768,817	768,817
Signature Systems Holding Company (Revolver) (7), (9)	05/03/2024	Commercial Services & Supplies	—		—		978,495	—	—
Smile Brands Inc. (7)	10/14/2024	Healthcare and Pharmaceuticals	6.60%		1M L+450		2,136,667	2,136,667	2,115,300
Smile Brands Inc. (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—		—		2,362,585	—	(23,626)
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	8.25%		P+350		215,500	215,500	211,578
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—		—		1,400,750	—	(25,494)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	7.69%		3M L+600		50,000	50,000	48,000
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		445,136	—	(17,805)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	7.55%		3M L+575		6,664,125	6,552,013	6,628,805
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—		1,665,000	—	(8,824)
Spectacle Gary Holdings, LLC	12/20/2025	Hotels, Restaurants and Leisure	11.00%		1M L+900		13,427,027	13,024,619	13,561,297
Spectacle Gary Holdings, LLC (7), (9)	12/20/2025	Hotels, Restaurants and Leisure	—		—		972,973	—	9,730
STV Group Incorporated	12/11/2026	Construction & Engineering	7.01%		1M L+525		21,269,646	21,056,949	21,056,949
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	6.30%		1M L+450		6,679,822	6,610,971	6,646,423
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.99%		1M L+525		9,975,000	9,593,287	9,451,313
Tensar Corporation	07/09/2021	Construction and Building	6.69%		3M L+475		22,620,696	22,535,398	21,433,110
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	7.34%		3M L+525		18,550,054	18,402,291	18,364,553
The Original Cakerie, Co. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.84%		2M L+500		7,605,623	7,536,794	7,567,595
The Original Cakerie Ltd. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.34%		2M L+450		5,417,507	5,386,521	5,390,418
The Original Cakerie Ltd. (Revolver) (5), (7), (10)	07/20/2022	Consumer Goods: Non-Durable	6.30%		3M L+450		397,175	397,175	395,190
The Original Cakerie Ltd. (Revolver) (5), (7), (9), (10)	07/20/2022	Consumer Goods: Non-Durable	—		—		1,021,308	—	(5,107)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	7.04%		3M L+525		5,000,000	4,950,401	4,973,500
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	13.05%		1M L+1,125		7,314,323	7,278,869	7,314,323
TVC Enterprises, LLC	01/18/2024	Professional Services	7.20%		1M L+550		5,913,870	5,814,454	5,913,870
TVC Enterprises, LLC (7), (9)	01/18/2024	Professional Services	—		—		1,955,719	—	—
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Professional Services	8.01%		1M L+550		733,273	733,273	733,273
TVC Enterprises, LLC (Revolver) (7), (9)	01/18/2024	Professional Services	—		—		570,539	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.99%	1M L+625	7,075,000	$6,910,632	$7,075,000
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Diversified Consumer Services	7.99%	1M L+625	808,571	808,571	808,571
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	1,819,286	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	7.55%	1M L+575	17,954,637	17,725,805	17,306,475
Tyto Athene, LLC (Revolver) (7)	08/27/2024	Aerospace and Defense	7.55%	1M L+575	4,011,364	4,011,364	3,866,553
Tyto Athene, LLC (Revolver) (7), (9)	08/27/2024	Aerospace and Defense	—	—	2,806,818	—	(101,326)
UBEO, LLC	04/03/2024	Capital Equipment	6.76%	3M L+450	14,154,326	14,062,790	14,012,783
UBEO, LLC (Revolver) (7), (9)	04/03/2024	Capital Equipment	—	—	2,933,333	—	(38,661)
UniTek Global Services, Inc.	08/20/2024	Telecommunications	7.29%	3M L+550	10,395,361	10,217,115	9,875,593
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	6.91%	3M L+500	5,000,000	4,913,865	5,000,000
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	10.44%	1M L+850	2,988,281	2,988,281	2,988,281
Vision Purchaser Corporation	06/10/2025	Media	8.05%	1M L+625	14,467,175	14,182,587	14,177,831
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.28%	1M L+750	4,322,681	4,259,179	4,322,681
Total First Lien Secured Debt						925,199,275	914,871,029
Second Lien Secured Debt—5.4%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	10.68%	3M L+875	1,655,172	1,629,011	1,638,621
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	8.00%	—	11,157,124	11,157,124	11,101,338
			(PIK 8.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	8.00%	—	22,312	22,312	22,312
			(PIK 8.00%)
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.19%	3M L+825	9,738,580	9,644,869	9,738,580
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	12M L+925	2,871,025	2,823,634	2,784,894
PT Network Intermediate Holdings, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	12.00%	3M L+1,000	1,923,030	1,905,664	1,913,414
			(PIK 12.00%)
Total Second Lien Secured Debt						27,182,614	27,199,159
Preferred Equity— 1.9% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	465
(PT Network, LLC) (7), (8)
Condor Holdings Limited (5), (7), (10)	—	High Tech Industries	—	—	88,000	10,173	10,173
Condor Top Holdco Limited (5), (7), (10)	—	High Tech Industries	—	—	88,000	77,827	77,827
DBI Holdings, LLC, Series A-1 (8)	—	Business Services	13.00%	—	7,041	7,040,844	5,847,514
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960,000	1,032,476
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		Aerospace and Defense	—	—	490	490,000	348,112
PT Network Intermediate Holdings, LLC (7), (8)	—	Healthcare and Pharmaceuticals	11.94%	3M L+1,000	33	429,000	452,546
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,167	1,166,993	1,169,035
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409,011	411,056
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	353,670
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	18.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	—
Total Preferred Equity						12,068,713	9,702,874
Common Equity/Warrants— 7.2% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	—	Consumer Goods: Durable	—	—	8,893	244,998	66,213
AG Investco LP (7), (8)	—	Software	—	—	714,652	714,652	714,652
AG Investco LP (7), (8), (9)	—	Software	—	—	285,348	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	1,535,285
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,190,771	9,282,760
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	1,607,180
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	54,907	581,995	714,198
(SFP Holding, Inc.) (7)
DBI Holdings, LLC, Series B (8)	—	Business Services	—	—	1,489,508	330,791	—
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	3,262,794
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	240,636	240,636	240,636
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	405,767
Faraday Holdings, LLC (7)	—	Construction and Building	—	—	1,141	58,044	312,388
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	608,738
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)		Personal Products			1,089,489	1,089,489	1,089,489
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	403	403,005	557,727
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—	—	391,144	391,144	385,691
GCOM InvestCo LP (7), (8)	—	High Tech Industries	—	—	1,549,209	1,423,211	2,741,340
GCOM InvestCo LP (7), (8), (9)	—	High Tech Industries	—	—	450,791	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	337,662
(American Insulated Glass, LLC) (7), (8)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	941,558
(Integrative Nutrition, LLC) (7), (8)
ITC Rumba, LLC (Cano Health, LLC) (7), (8)	—	Healthcare and Pharmaceuticals	—	—	25,006	543,578	816,563
ITC Rumba, LLC (Cano Health, LLC) (7), (8), (9)	—	Healthcare and Pharmaceuticals	—	—	1,352	—	—
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,401,387
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	3,782,562
(Walker Edison Furniture Company LLC) (7), (8)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)		Hotels, Restaurants and Leisure			87,345	$—	$194,143
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	—	245,108
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	Aerospace and Defense	—	—	10,000	10,000	—
PT Network Intermediate Holdings, LLC (7), (8)	—	Healthcare and Pharmaceuticals			25	286,000	741,851
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646,341	646,341
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	61	61,421	—
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	540,000
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	925,795
Class B (US Dominion, Inc.) (7)
TPC Broadband Investors, LP (7), (8)	—	Telecommunications	—	—	763,837	763,837	1,631,544
TPC Broadband Investors, LP (7), (8), (9)	—	Telecommunications	—	—	236,163	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	21,527	12,055
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (7), (8)	—	Aerospace and Defense	—	—	142,857	142,857	640,000
Total Common Equity/Warrants						19,258,993	36,381,427
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						983,709,595	988,154,489
Investments in Non-Controlled, Affiliated Portfolio Companies—3.2% (3), (4)
First Lien Secured Debt—1.1%
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	6.94%	3M L+500	1,544,161	1,507,881	1,544,161
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	7.01%	3M L+500	1,867,664	1,867,664	1,867,664
Country Fresh Holdings, LLC (Revolver) (7), (9)	05/01/2023	Beverage, Food and Tobacco	—	—	878,901	—	—
Quick Weight Loss Centers, LLC (7)	10/12/2023	Beverage, Food and Tobacco	4.00%	—	2,036,833	2,036,833	2,036,833
Total First Lien Secured Debt			(PIK 4.00%)			5,412,378	5,448,658
Second Lien Secured Debt—1.1%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.44%	1M L+850	5,458,138	5,458,138	5,458,138
			(PIK 10.44%)
Quick Weight Loss Centers, LLC	10/12/2023	Beverage, Food and Tobacco	4.00%	—	235,960	235,960	235,960
Total Second Lien Secured Debt			(PIK 4.00%)			5,694,098	5,694,098
Preferred Equity—0.0% (6)
Quick Weight Loss Centers Holdings, LLC (8)	—	Beverage, Food and Tobacco	—	—	9,568,216	842,352	149,004
Total Preferred Equity						842,352	149,004
Common Equity/Warrants—0.9% (6)
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco	—	—	8,034	10,453,350	4,364,922
Quick Weight Loss Centers, LLC (7), (8)	—	Beverage, Food and Tobacco	—	—	60	2,520,000	383,145
Total Common Equity/Warrants						12,973,350	4,748,067
Total Investments in Non-Controlled, Affiliated Portfolio Companies						24,922,178	16,039,827
Investments in Controlled, Affiliated Portfolio Companies—34.2% (3), (4)
First Lien Secured Debt—24.3%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	10.10%	3M L+800	122,193,750	122,193,750	122,193,750
Total First Lien Secured Debt						122,193,750	122,193,750
Equity Interests—9.9%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	52,369	52,368,750	49,727,848
Total Equity Interests						52,368,750	49,727,848
Total Investments in Controlled, Affiliated Portfolio Companies						174,562,500	171,921,598
Total Investments—234.3%						1,183,194,273	1,176,115,914
Cash and Cash Equivalents—11.2%
BlackRock Federal FD Institutional 30						7,918,014	7,918,015
BNY Mellon Cash						48,343,828	48,374,526
Total Cash and Cash Equivalents						56,261,842	56,292,541
Total Investments and Cash Equivalents—245.5%						$1,239,456,115	$1,232,408,455
Liabilities in Excess of Other Assets—(145.5)%							(730,428,091)
Net Assets—100.0%							$501,980,364

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
(7)

The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2031 Asset-Backed Debt (See Note 10) and held through PennantPark CLO I, Ltd.

(8)	Investment is held through our Taxable Subsidiary (See Note 1).
(9)

Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2019, qualifying assets represent 82% of our total assets and non-qualifying assets represent 18% of our total assets.

(11)	Par amount is denominated in Canadian Dollars (C$) as denoted.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—176.7% (3), (4)
First Lien Secured Debt—162.7%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	10.04%		1M L+800	15,000,000	$14,702,672	$15,000,000
Altamira Technologies, LLC	07/24/2025	IT Services	8.28%		3M L+600	6,500,000	6,404,125	6,500,000
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	2,156,250	—	—
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.07%		3M L+475	5,798,444	5,727,667	5,740,459
American Insulated Glass, LLC	12/21/2023	Building Products	8.10%		3M L+550	14,925,000	14,670,272	14,701,125
American Insulated Glass, LLC (7), (9)	12/21/2023	Building Products	—		—	649,351	—	(9,740)
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.69%		3M L+650	9,672,954	9,590,848	6,771,068
API Holdings III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	6.45%		1M L+425	5,985,000	5,955,320	5,783,006
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.61%		3M L+550	11,730,000	11,651,612	11,612,700
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.56%		3M L+625	13,096,955	12,864,397	13,096,955
By Light Professional IT Services, LLC (7)	05/16/2022	High Tech Industries	—		—	15,745,817	—	—
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2022	High Tech Industries	—		—	2,504,092	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%		3M L+650	2,868,106	2,848,592	2,854,626
Cano Health, LLC	12/23/2021	Healthcare and Pharmaceuticals	8.36%		1M L+650	23,306,224	23,094,603	23,306,224
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.86%		1M L+575	3,834,884	3,840,082	3,719,837
CHA Holdings, Inc.	04/10/2025	Environmental Industries	6.79%		3M L+450	7,366,205	7,340,067	7,329,374
CHA Holdings, Inc. (7), (9)	04/10/2025	Environmental Industries	—		—	53,571	—	(268)
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	7.87%		1M L+575	284,579	284,579	277,464
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	426,868	—	(10,672)
Confluent Health, LLC	06/24/2026	Health Providers and Services	7.40%		1M L+500	4,000,000	3,960,046	3,940,000
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.60%		3M L+550	944,900	931,008	944,900
Deva Holdings, Inc. (Revolver) (7), (9)	10/31/2022	Consumer Goods: Non-Durable	—		—	2,115,000	—	—
Digital Room Holdings, Inc. (7)	05/22/2026	Media: Advertising, Printing and Publishing	7.09%		1M L+500	9,975,000	9,827,383	9,495,003
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.08%		3M L+575	14,340,441	14,159,516	14,197,037
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	9.75%		P+475	439,118	439,118	434,726
(Revolver) (7), (9)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—		—	3,952,059	—	(39,522)
(Revolver) (7), (9)
Douglas Sewer Intermediate, LLC (7)	10/19/2022	Chemicals, Plastics and Rubber	7.85%		3M L+575	9,816,712	9,755,921	9,718,545
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.06%		3M L+800	18,592,082	18,478,010	18,406,161
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	7.07%		1M L+500	21,564,375	21,564,375	21,564,375
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.62%		1M L+750	10,401,338	10,401,338	10,349,331
					(PIK 2.50%)
Education Networks of America, Inc. (Revolver) (7), (9)	05/06/2021	Telecommunications	9.66%		1M L+750	2,189,535	2,189,535	2,178,587
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	8.85%		3M L+675	7,250,797	7,220,335	7,178,290
FlexPrint, LLC	01/02/2024	Professional Services	8.61%		3M L+620	4,281,014	4,213,518	4,216,799
FlexPrint, LLC (7), (9)	01/02/2024	Professional Services	—		—	3,772,226	—	(28,292)
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%		1M L+625	12,112,187	11,880,407	12,112,187
GCOM Software LLC (Revolver) (7), (9)	11/14/2022	High Tech Industries	—		—	2,666,667	—	—
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—		—	3,137,000	—	(31,370)
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.66%		3M L+450	19,325,409	19,215,204	19,132,154
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	6.69%		3M L+450	5,938,737	5,938,737	5,879,350
GSM Holdings, Inc. (Revolver) (7), (9)	06/03/2024	Consumer Goods: Durable	—		—	1,187,747	—	(11,877)
HW Holdco, LLC	12/10/2024	Media	8.39%		1M L+625	7,491,774	7,422,604	7,491,774
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	8.39%		1M L+625	209,032	209,032	209,032
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—		—	1,242,581	—	—
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—		—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.72%		1M L+650	12,807,129	12,742,367	12,679,058
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	8.35%		3M L+625	3,305,640	3,271,191	3,272,584
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	10.00%		P+500	159,292	159,292	158,495
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9), (10)	04/13/2023	Capital Equipment	—		—	371,681	—	(1,858)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	6.85%		3M L+475	25,755,126	25,541,479	25,755,126
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—		—	5,000,000	—	—
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.54%		1M L+650	4,105,494	4,100,506	3,777,055
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	7.30%		1M L+525	500,000	500,000	493,950
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—		—	928,571	—	(11,236)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	10.60%		1M L+850	5,429,692	5,327,414	5,429,692
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—		—	1,344,828	—	—
KHC Holdings, Inc.	10/31/2022	Wholesale	8.23%		3M L+600	12,031,250	11,925,121	12,031,250
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.29%		1M L+425	479,839	479,839	479,839
KHC Holdings, Inc. (Revolver) (7), (9)	10/30/2020	Wholesale	—		—	729,839	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.60%		3M L+950	9,316,000	9,224,654	9,176,260
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%		1M L+550	8,357,143	8,311,279	8,349,621
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	7.61%		1M L+550	126,984	126,984	126,870
LAV Gear Holdings, Inc. (Revolver) (7), (9)	10/31/2024	Capital Equipment	—		—	1,460,317	—	(1,314)
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	0.00%	(6)	—	4,736,107	4,599,788	94,722
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	8.35%		3M L+625	13,783,976	13,628,111	13,646,136
Lombart Brothers, Inc. (Revolver) (7)	04/13/2022	Capital Equipment	10.00%		P+500	437,272	437,272	435,086
Lombart Brothers, Inc. (Revolver) (7), (9)	04/13/2022	Capital Equipment	—		—	801,666	—	(4,009)
Long Island Vision Management, LLC	09/11/2023	Healthcare and Pharmaceuticals	7.05%		3M L+475	8,165,763	8,114,887	8,124,934
Long Island Vision Management, LLC (7), (9)	09/11/2023	Healthcare and Pharmaceuticals	—		—	1,788,843	—	(8,944)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%		1M L+500	9,900,000	9,830,562	9,801,000
Long’s Drugs Incorporated (Revolver) (7), (9)	08/19/2022	Healthcare and Pharmaceuticals	—		—	3,000,000	—	(60,000)

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	8.00%	—	10,639,343	$10,639,343	$10,586,145
			(PIK 8.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	8.00%	—	21,276	21,276	21,276
			(PIK 8.00%)
DecoPac, Inc. (7)	03/31/2025	Beverage, Food and Tobacco	10.35%	3M L+825	9,738,580	9,643,427	9,738,580
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	12M L+925	2,871,025	2,822,554	2,784,894
McAfee, LLC (7)	09/29/2025	High Tech Industries	10.62%	1M L+850	2,187,500	2,158,107	2,205,284
PT Network Intermediate Holdings, LLC (7), (8)	11/30/2024	Healthcare and Pharmaceuticals	12.30%	3M L+1,000	1,864,409	1,846,555	1,845,765
			(PIK 12.30%)
Total Second Lien Secured Debt						28,759,453	28,820,565
Preferrred Equity— 1.9% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	450
(PT Network, LLC) (7), (8)
Condor Holdings Limited (5), (7), (10)	—	High Tech Industries	—	—	88,000	10,173	11,325
Condor Top Holdco Limited (5), (7), (10)	—	High Tech Industries	—	—	88,000	77,827	86,640
DBI Holdings, LLC, Series A-1 (8)	—	Business Services	13.00%	—	7,041	7,040,844	6,545,361
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960,000	1,002,057
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		Aerospace and Defense	—	—	490	490,000	362,645
PT Network Intermediate Holdings, LLC (7), (8)	—	Healthcare and Pharmaceuticals	12.14%	3M L+1,000	33	359,000	370,570
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,167	1,166,993	1,224,860
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	30,743
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	18.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	—
Total Preferred Equity						11,589,702	9,634,652
Common Equity/Warrants— 6.4% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	—	Consumer Goods: Durable	—	—	8,893	244,998	94,129
AG Investco LP (7), (8)	—	Software	—	—	714,652	714,652	714,652
AG Investco LP (7), (8), (9)	—	Software	—	—	285,348	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	1,437,500
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,190,771	9,218,753
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	1,260,269
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	54,907	581,995	720,588
(SFP Holding, Inc.) (7)
DBI Holdings, LLC, Series B (10), (8)	—	Business Services	—	—	1,489,508	330,791	—
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	3,149,261
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	370,436
Faraday Holdings, LLC (7)	—	Construction and Building	—	—	1,141	58,044	331,562
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	497,465
(The Infosoft Group, LLC) (7)
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	403	403,005	403,005
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—	—	391,144	391,144	399,678
GCOM InvestCo LP (7), (8)	—	High Tech Industries	—	—	1,549,209	1,549,209	2,233,506
GCOM InvestCo LP (7), (8), (9)	—	High Tech Industries	—	—	450,791	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	331,169
(American Insulated Glass, LLC) (7), (8)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,392,905
(Integrative Nutrition, LLC) (7), (8)
ITC Rumba, LLC (Cano Health, LLC) (10)	—	Healthcare and Pharmaceuticals	—	—	21,529	430,576	607,059
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,210,541
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	3,595,627
(Walker Edison Furniture Company LLC) (7), (8)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)		Hotels, Restaurants and Leisure			87,345	—	166,773
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	—	98,635
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	Aerospace and Defense	—	—	10,000	10,000	—
PT Network Intermediate Holdings, LLC (7), (8)		Healthcare and Pharmaceuticals			25	239,333	680,580
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	61	61,421	29,886
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	540,000
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	728,601
Class B (US Dominion, Inc.) (7)
TPC Broadband Investors, LP (7)	—	Telecommunications	—	—	754,821	754,820	1,589,878
TPC Broadband Investors, LP (7), (8), (9)	—	Telecommunications	—	—	245,179	—	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (7), (8)	—	Aerospace and Defense	—	—	142,857	142,857	498,572
Total Common Equity/Warrants						17,218,314	32,301,030
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						886,955,156	889,113,264

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Affiliated Portfolio Companies—4.1% (3), (4)
First Lien Secured Debt—0.9%
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	7.10%	3M L+500	1,544,161	$1,505,589	$1,544,161
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	7.10%	3M L+500	769,038	769,038	769,038
Country Fresh Holdings, LLC (Revolver) (7), (9)	05/01/2023	Beverage, Food and Tobacco	—	—	1,977,526	—	—
Quick Weight Loss Centers, LLC (7)	10/12/2023	Beverage, Food and Tobacco	4.00%	—	2,016,667	2,016,667	2,036,833
Total First Lien Secured Debt			(PIK 4.00%)			4,291,294	4,350,032
Second Lien Secured Debt—1.1%
Country Fresh Holdings, LLC (7)	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850	5,314,125	5,314,125	5,314,125
			(PIK 10.60%)
Quick Weight Loss Centers, LLC (7)	10/12/2023	Beverage, Food and Tobacco	4.00%	—	233,572	233,572	235,908
Total Second Lien Secured Debt			(PIK 4.00%)			5,547,697	5,550,033
Preferred Equity—0.2% (6)
Quick Weight Loss Centers Holdings, LLC (7), (8)	—	Beverage, Food and Tobacco	—	—	9,568,216	842,352	891,816
Total Preferred Equity						842,352	891,816
Common Equity/Warrants—1.9% (6)
Country Fresh Holding Company Inc. (7)	—	Beverage, Food and Tobacco	—	—	8,034	10,453,350	6,864,302
Quick Weight Loss Centers, LLC (7), (8)	—	Beverage, Food and Tobacco	—	—	60	2,520,000	2,774,382
Total Common Equity/Warrants						12,973,350	9,638,684
Total Investments in Non-Controlled, Affiliated Portfolio Companies						23,654,693	20,430,565
Investments in Controlled, Affiliated Portfolio Companies—34.2% (3), (4)
First Lien Secured Debt—24.3%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	10.10%	3M L+800	122,193,750	122,193,750	122,193,750
Total First Lien Secured Debt						122,193,750	122,193,750
Equity Interests—9.9%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	52,369	52,368,750	49,969,330
Total Equity Interests						52,368,750	49,969,330
Total Investments in Controlled, Affiliated Portfolio Companies						174,562,500	172,163,080
Total Investments—215.0%						1,085,172,349	1,081,706,909
Cash and Cash Equivalents—12.6%
BlackRock Federal FD Institutional 30						18,053,873	18,053,873
BNY Mellon Cash						45,313,364	45,283,855
Total Cash and Cash Equivalents						63,367,237	63,337,728
Total Investments and Cash Equivalents—227.6%						$1,148,539,586	$1,145,044,637
Liabilities in Excess of Other Assets—(127.6)%							(641,987,126)
Net Assets—100.0%							$503,057,511

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
(7)

The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2031 Asset-Backed Debt (See Note 10) and held through PennantPark CLO I, Ltd.

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

(11)	Par amount is denominated in Canadian Dollars (C$) as denoted.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

We have entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by a diversified portfolio of the Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. See Note 10.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2019, we had one portfolio company on non-accrual, representing 0.4% and zero of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three months ended December 31, 2019 and 2018, we recorded a provision for taxes of $0.1 million and zero, respectively, pertaining to U.S. federal excise tax.

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

Because U.S. federal income tax regulations differ from GAAP, distributions characterized in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

Capital transactions in connection with offerings of our common stock are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

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

(h) Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company has adopted this accounting standard update effective October 1, 2019 and the impact its of adoption was not material to the Company’s financial statements and related disclosures.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2020. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2019 and 2018, the Investment Adviser earned a base management fee of $2.8 million and $2.5 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains,

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar  quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2019 and 2018, the Investment Adviser earned $2.3 million and $0.2 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both periods presented herein, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2019 and 2018 was zero and $(1.4) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2020. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2019 and 2018, we reimbursed the Investment Adviser approximately $0.3 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three months ended December 31, 2019 and 2018.

For the three months ended December 31, 2019 and 2018, we sold $68.9 and $38.0 million in investments, respectively, to PSSL at fair value and recognized $0.5 and $0.2 million of net realized gains, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2019 and 2018 totaled $240.3 million and $180.8 million, respectively. Sales and repayments of investments for the three months ended December 31, 2019 and 2018 totaled $143.7 million and $190.3 million, respectively.

Investments, cash and cash equivalents consisted of the following:

	December 31, 2019		September 30, 2019
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$930,611,653	$920,319,687	$833,678,981	$822,707,050
First lien in PSSL	122,193,750	122,193,750	122,193,750	122,193,750
Second lien	32,876,712	32,893,257	34,307,150	34,370,598
Equity	45,143,408	50,981,372	42,623,718	52,466,181
Equity in PSSL	52,368,750	49,727,848	52,368,750	49,969,330
Total investments	1,183,194,273	1,176,115,914	1,085,172,349	1,081,706,909
Cash and cash equivalents	56,261,843	56,292,541	63,367,237	63,337,728
Total investments and cash and cash equivalents	$1,239,456,116	$1,232,408,455	$1,148,539,586	$1,145,044,637

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2019 (1)	September 30, 2019 (1)
Aerospace and Defense	7%	7%
Business Services	6	5
High Tech Industries	6	5
Hotel, Gaming and Leisure	6	7
Media	6	5
Capital Equipment	5	5
Healthcare and Pharmaceuticals	5	6
Construction and Building	4	4
Professional Services	4	3
Beverage, Food and Tobacco	3	6
Chemicals, Plastics and Rubber	3	3
Consumer Services	3	3
Hotels, Restaurants and Leisure	3	7
Media: Diversified and Production	3	4
Telecommunications	3	4
Banking, Finance, Insurance & Real Estate	2	2
Construction & Engineering	2	—
Consumer Goods: Durable	2	3
Consumer Goods: Non-Durable	2	3
Diversified Financial Services	2	3
Electronic Equipment, Instruments, and Components	2	1
Media: Advertising, Printing and Publishing	2	2
Media: Broadcasting and Subscription	2	2
Personal Products	2	—
Wholesale	2	3
Building Products	1	2
Commercial Services & Supplies	1	2
Diversified Consumer Services	1	1
Environmental Industries	1	—
Food and Staples Retailing	1	—
IT Services	1	1
Retail	1	1
Transportation: Consumer	1	—
All Other	5	—
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2019, PSSL had total assets of $507.8 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $30.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $122.2 million and equity interests of $52.4 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $140.9 million, of which $18.7 million was unfunded. As of December 31, 2019, we had commitments to fund equity interests in PSSL of $60.4 million, of which $8.0 million was unfunded.

We and Kemper each appointed two members to PSSL’s four person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee, provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each member.

Additionally, PSSL has entered into a $420.0 million senior secured revolving credit facility which bears interest at LIBOR plus 200 basis points, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, subject to leverage and borrowing restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	December 31, 2019	September 30, 2019
Total investments	$493,190,805	$488,549,847
Weighted average yield on debt investments	7.4%	7.6%
Number of portfolio companies in PSSL	49	45
Largest portfolio company investment	$21,972,451	$22,026,186
Total of five largest portfolio company investments	$100,061,867	$102,872,275

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2019:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt
Altamira Technologies, LLC	07/24/2025	High Tech Industries	7.93%	3M L+600		4,968,750	$4,898,753	$4,968,750
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.55%	3M L+475		7,729,555	7,654,681	7,652,259
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.96%	1M L+625		13,675,154	13,455,820	13,675,154
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.43%	3M L+650		11,705,417	11,618,814	11,691,369
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.45%	1M L+575		7,329,975	7,293,805	7,036,776
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.20%	1M L+525		10,396,599	10,387,355	10,344,616
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.55%	1M L+575		10,127,447	10,043,474	9,772,987
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,362	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	7.01%	1M L+500		306,075	306,075	306,075
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/2023	Beverage, Food and Tobacco	—	—		144,036	—	—
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.69%	3M L+575		12,281,250	12,136,773	12,158,438
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.69%	3M L+575		8,146,023	8,098,916	8,064,563
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Non-Durable	7.55%	1M L+575		8,082,770	8,004,468	8,003,559
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.19%	3M L+525	A	$10,000,000	7,385,187	6,818,615
GCOM Software LLC	11/14/2022	High Tech Industries	7.96%	1M L+625		17,237,379	17,124,994	17,237,379
Good2Grow LLC	11/18/2024	Beverages	6.19%	3M L+425		11,329,248	11,233,370	11,215,956
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,619,454	19,481,180	19,423,260
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.44%	3M L+450		12,375,000	12,321,890	12,313,125
Impact Group, LLC	06/27/2023	Wholesale	8.44%	1M L+650		9,365,185	9,275,424	9,224,707
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.67%	1M L+475	A	$15,000,000	10,985,913	10,172,038
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.69%	1M L+475		9,949,749	9,949,749	9,850,251
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.05%	1M L+525		19,800,000	19,546,364	19,469,340
KHC Holdings, Inc.	10/31/2022	Wholesale	7.94%	3M L+600		5,350,904	5,350,904	5,350,904
Lash Opco, LLC - Term Loan	12/12/2024	Consumer Goods: Non-Durable	9.16%	3M L+725		7,500,000	7,277,344	7,275,000
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.44%	3M L+550		9,900,000	9,816,129	9,943,559
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.76%	3M L+575	A	$14,718,247	10,461,364	10,346,192
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.74%	1M L+600		7,031,250	7,068,566	6,471,703
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.80%	1M L+600		6,860,000	6,782,980	6,667,234
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	7.31%	P+275	C	$5,745,254	4,456,891	4,408,350
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.94%	3M L+500		5,994,919	5,965,076	5,986,521
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.94%	1M L+425		14,775,000	14,660,510	14,479,500
Nuvei Technologies Corp.	09/28/2025	High Tech Industries	6.80%	P+400		12,452,133	12,514,394	12,514,394
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.05%	1M L+425		11,410,000	11,295,900	11,410,000
Output Services Group, Inc.	03/27/2024	Business Services	6.30%	1M L+425		7,865,895	7,890,564	7,472,600
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	6.80%	1M L+500		9,867,538	9,781,830	9,768,863
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	7.69%	3M L+575		1,753,977	1,733,464	1,736,437
PlayPower, Inc.	05/08/2026	Leisure Products	7.46%	3M L+550		4,179,000	4,139,034	4,126,763
Schlesinger Global, Inc.	07/14/2025	Business Services	6.80%	1M L+500		11,985,169	11,985,169	11,985,169
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.55%	3M L+450		11,261,250	11,164,187	11,148,638
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	7.69%	1M L+600		4,687,495	4,687,495	4,499,995
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	7.55%	3M L+475		6,555,975	6,474,016	6,521,229
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.10%	3M L+425		15,186,105	15,189,151	15,034,245
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	6.30%	1M L+450		8,430,693	8,388,539	8,388,539
Teneo Holdings LLC	07/18/2025	Business Services	6.99%	1M L+525		4,987,500	4,798,508	4,725,656
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	7.32%	6M L+525		8,799,611	8,769,767	8,711,615
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	7.02%	3M L+475		9,000,000	8,912,812	8,952,300
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	7.30%	1M L+550		9,949,749	9,949,749	9,949,749
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.99%	1M L+625		7,075,000	6,942,097	7,075,000
UBEO, LLC	04/03/2024	Capital Equipment	6.76%	3M L+450		22,194,395	21,998,444	21,972,451
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.80%	3M L+500		11,550,932	11,374,716	11,550,932
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.60%	3M L+650		15,899,813	15,634,610	15,995,211
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.30%	1M L+750		5,395,982	5,325,863	5,395,982
Total First Lien Secured Debt							482,172,440	479,446,351
Second Lien Secured Debt
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		894,487	894,487	894,487
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%			15,946	15,946	15,946
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,977,513	7,977,513	7,937,625
			(PIK 8.00%)
Total Second Lien Secured Debt							8,887,946	8,848,058
Equity Securities
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	715,328
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,181,067
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	-
Total Equity Securities							6,983,937	4,896,395
Cash and Cash Equivalents
BlackRock Federal FD Institutional 30							8,874,900	8,874,900
US Bank Cash							3,113,145	3,154,459
Total Cash and Cash Equivalents							11,988,045	12,029,359
Total Investments and Cash Equivalents							$510,032,368	$505,220,163
Liabilities in Excess of Other Assets								(448,388,336)
Members' Equity								$56,831,827

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2019:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.28%	3M L+600		5,000,000	$4,927,149	$5,000,000
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.85%	3M L+475		7,749,274	7,674,216	7,671,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.52%	1M L+725		13,772,261	13,531,751	13,772,261
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%	3M L+650		11,735,208	11,644,440	11,680,054
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.79%	1M L+575		7,348,866	7,311,507	7,128,400
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.36%	1M L+525		10,422,726	10,413,416	10,396,669
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.87%	1M L+575		10,127,447	10,040,432	9,874,261
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,170	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/2023	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.54%	3M L+625		19,748,744	19,748,744	19,748,744
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		12,312,500	12,157,345	12,189,375
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		8,166,594	8,116,022	8,084,928
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.26%	3M L+525	A	$10,000,000	7,376,173	6,542,165
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%	1M L+750		17,384,864	17,263,748	17,384,864
Good2Grow LLC	11/18/2024	Beverages	6.35%	3M L+425		11,752,655	11,649,126	11,576,366
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.37%	3M L+600		14,357,813	14,241,579	14,135,267
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,669,098	19,524,460	19,472,406
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.60%	3M L+450		12,406,250	12,351,255	12,344,219
Impact Group, LLC	06/27/2023	Wholesale	8.60%	1M L+650		9,390,185	9,296,753	9,296,283
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.80%	1M L+425	A	$15,000,000	10,973,919	9,717,138
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.85%	1M L+475		9,974,874	9,974,874	9,974,874
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525		19,850,000	19,586,294	19,609,815
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%	3M L+550		9,925,000	9,837,686	9,916,068
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.80%	3M L+575	A	$14,755,747	10,483,859	9,952,014
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%	1M L+500		17,820,000	17,688,160	17,641,800
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		7,078,125	7,118,977	6,575,083
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,877,500	6,797,207	6,688,369
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.20%	P+275	C	$5,760,254	4,461,926	4,350,645
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.10%	3M L+500		6,009,982	5,977,867	6,009,982
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.35%	1M L+425		14,812,500	14,691,710	14,664,375
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		11,876,667	11,757,900	11,876,667
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+425		7,883,419	7,909,754	6,779,740
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		9,925,000	9,840,202	9,825,750
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.23%	3M L+525	C	$3,242,655	2,412,626	2,424,644
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.04%	1M L+500		9,892,519	9,804,058	9,397,893
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		1,758,406	1,736,386	1,740,822
PlayPower, Inc.	05/8/2026	Leisure Products	7.60%	3M L+550		4,189,500	4,148,451	4,184,263
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.66%	3M L+450		11,289,688	11,189,470	11,176,791
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,359,370
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.35%	3M L+425		15,224,842	15,227,900	15,224,842
Teneo Holdings LLC	07/18/2025	Business Services	7.29%	1M L+525		5,000,000	4,804,110	4,762,500
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.43%	6M L+500		8,823,392	8,790,069	8,735,157
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	7.55%	1M L+550		9,974,874	9,974,874	9,974,874
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.28%	1M L+625		7,075,000	6,937,888	6,933,500
UBEO, LLC	04/03/2024	Capital Equipment	6.78%	3M L+450		22,248,673	22,045,879	22,026,186
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.04%	3M L+450		11,572,122	11,388,612	11,572,122
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.83%	3M L+650		16,001,734	15,724,459	16,121,747
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,466,024	5,389,938	5,466,024
Total First Lien Secured Debt							478,935,867	474,289,532
Second Lien Secured Debt
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		870,886	870,886	870,886
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		15,206	15,206	15,206
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
Total Second Lien Secured Debt							8,493,383	8,455,347
Equity Securities
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,124,929
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,680,039
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	-
Total Equity Securities							6,983,937	5,804,968
Cash and Cash Equivalents
BlackRock Federal FD Institutional 30							12,166,301	12,166,301
US Bank Cash							3,156,230	3,128,580
Total Cash and Cash Equivalents							15,322,531	15,294,881
Total Investments and Cash Equivalents							$509,735,718	$503,844,728
Liabilities in Excess of Other Assets								(446,736,922)
Members' Equity								$57,107,806

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	December 31, 2019	September 30, 2019
Assets
Investments at fair value (cost—$498,044,324 and $494,413,190, respectively)	$493,190,805	$488,549,847
Cash and cash equivalents (cost—$11,988,045 and $15,322,531, respectively)	12,029,359	15,294,881
Interest receivable	1,464,930	1,855,545
Prepaid expenses and other assets	1,084,158	996,333
Total assets	507,769,252	506,696,606
Liabilities
Payable for investments purchased	55,448,462	—
PSSL Credit Facility payable	254,456,951	308,724,305
Notes payable to members	139,650,000	139,650,000
Interest payable on PSSL Credit Facility	963,362	1,015,468
Interest payable on notes to members	39,197	176,273
Accrued other expenses	379,453	22,754
Total liabilities	450,937,425	449,588,800
Commitments and contingencies (1)	—	—
Members' equity	56,831,827	57,107,806
Total liabilities and members' equity	$507,769,252	$506,696,606

(1)	As of December 31, 2019 and September 30, 2019, PSSL had unfunded commitments to fund investments of $0.1 million and $0.3 million, respectively.

Statements of Operations
	Three Months Ended December 31,
	2019	2018
Investment income:
Interest	$8,768,628	$9,541,567
Other income	—	157,913
Total investment income	8,768,628	9,699,480
Expenses:
Interest and expenses on PSSL Credit Facility	3,606,085	4,087,476
Interest expense on notes to members	3,430,557	3,220,623
Administrative services expenses	300,000	250,000
Other general and administrative expenses (1)	113,710	113,650
Total expenses	7,450,352	7,671,749
Net investment income	1,318,276	2,027,731
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized gain on investments	452,477	258,233
Net change in unrealized appreciation (depreciation) on:
Investments	1,078,789	(4,035,710)
Credit facility (appreciation) depreciation of foreign currency translations	(1,325,522)	847,498
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	(246,733)	(3,188,212)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	205,744	(2,929,979)
Net increase in members' equity resulting from operations	$1,524,020	$(902,248)

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

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

DECEMBER 31, 2019

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

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such bids do not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. In accordance with ASC 820, Fair Value Measurement), we do not categorize any investments for which fair value is measured using the net asset value per share as a practical expedient within the fair value hierarchy.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at December 31, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$272,193,711	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	759,949,627	Market Comparable	Market Yield	4.1% – 15.5% (8.4%)
Second lien	27,435,119	Market Comparable	Market Yield	4.1% – 12.7% (10.7%)
First lien	10,370,100	Enterprise Market Value	EBITDA multiple	5.0x – 14.7x (8.2x)
Second lien	5,458,138	Enterprise Market Value	EBITDA multiple	14.7x
Equity	50,981,372	Enterprise Market Value	EBITDA multiple	6.5x – 14.7x (11.3x)
Total Level 3 investments	$1,126,388,066
Long-Term Credit Facility	$334,040,510	Market Comparable	Market Yield	4.1%

Asset Category	Fair value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$274,095,799	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,205,284	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	661,720,734	Market Comparable	Market Yield	3.9% – 29.2% (8.3%)
Second lien	26,851,188	Market Comparable	Market Yield	3.9% – 14.2% (10.6%)
First lien	9,084,267	Enterprise Market Value	EBITDA multiple	5.0x – 10.9x (6.5x)
Second lien	5,314,125	Enterprise Market Value	EBITDA multiple	10.9x
Equity	52,466,181	Enterprise Market Value	EBITDA multiple	6.3x – 50.8x (15.4x)
Total Level 3 investments	$1,031,737,579
Long-Term Credit Facility	$263,988,583	Market Comparable	Market Yield	4.0%

(1)The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, and the 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2019
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,042,513,437	$—	$—	$1,042,513,437	$—
Second lien	32,893,257	—	—	32,893,257	—
Equity	100,709,220	—	—	50,981,372	49,727,848
Total investments	1,176,115,914	—	—	1,126,388,066	49,727,848
Cash and cash equivalents	56,292,541	56,292,541	—	—	—
Total investments and cash and cash equivalents	$1,232,408,455	$56,292,541	$—	$1,126,388,066	$49,727,848
Long-Term Credit Facility	$334,040,510	$—	$—	$334,040,510	$—
2023 Notes	133,826,569	133,826,569	—	—	—
2031 Asset-Backed Debt (2)	224,393,947	—	—	224,393,947	—
Total debt	$692,261,026	$133,826,569	$—	$558,434,457	$—

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

	Fair Value at September 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$944,900,800	$—	$—	$944,900,800	$—
Second lien	34,370,598	—	—	34,370,598	—
Equity	102,435,511	—	—	52,466,181	49,969,330
Total investments	1,081,706,909	—	—	1,031,737,579	49,969,330
Cash and cash equivalents	63,337,728	63,337,728	—	—	—
Total investments and cash and cash equivalents	$1,145,044,637	$63,337,728	$—	$1,031,737,579	$49,969,330
Long-Term Credit Facility	$263,988,583	$—	$—	$263,988,583	$—
2023 Notes	135,240,084	135,240,084	—	—	$—
2031 Asset-Backed Debt(2)	224,321,845	—	—	224,321,845	—
Total debt	$623,550,512	$135,240,084	$—	$488,310,428	$—

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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2019
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$944,900,800	$86,836,779	$1,031,737,579
Net realized gain	976,698	35,322	1,012,020
Net change in unrealized appreciation (depreciation)	679,968	(4,051,404)	(3,371,436)
Purchases, PIK interest, net discount accretion and non-cash exchanges	237,379,619	3,373,585	240,753,204
Sales, repayments and non-cash exchanges	(141,423,648)	(2,319,653)	(143,743,301)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,042,513,437	$83,874,629	$1,126,388,066
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$534,054	$(3,974,340)	$(3,440,286)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

	Three Months Ended December 31, 2018
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$913,297,976	$42,517,588	$955,815,564
Net realized gains	271,716	—	271,716
Net change in unrealized (depreciation) appreciation	(9,982,247)	180,425	(9,801,822)
Purchases, PIK interest, net discount accretion and non-cash exchanges	174,081,000	1,908,075	175,989,075
Sales, repayments and non-cash exchanges	(190,086,145)	(208,334)	(190,294,479)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$887,582,300	$44,397,754	$931,980,054
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(10,488,442)	$180,425	$(10,308,017)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Long-Term Credit Facility	2019	2018
Beginning Balance (cost – $265,307,500 and $333,727,520, respectively)	$263,988,583	$332,128,815
Net change in unrealized depreciation included in earnings	51,927	(3,441,137)
Borrowings	86,000,000	104,500,000
Repayments	(16,000,000)	(87,320,020)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $335,307,500 and $350,907,500, respectively)	$334,040,510	$345,867,658

As of December 31, 2019, we had outstanding non-U.S. dollar borrowings on the Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	$13,495,276	January 2, 2020	$1,087,775

As of September 30, 2019, we had outstanding non-U.S. dollar borrowings on the Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	$13,217,523	October 1, 2019	$810,022

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three months ended December 31, 2019 and 2018. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the three months ended December 31, 2019 and 2018, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of million $1.4 million and $5.5 million, respectively. As of December 31, 2019 and September 30, 2019, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled million $6.0 and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2019 were as follows:

Name of Investment	Fair value at September 30, 2019	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2019	Interest Income	Dividend Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$14,491,626	$1,244,931	$—	$(2,501,672)	$13,234,885	$202,776	$—	$—
Quick Weight Loss Centers, LLC	5,938,939	22,554	—	(3,156,551)	2,804,942	22,577	—	—
Total Non-Controlled Affiliates	$20,430,565	$1,267,485	$—	$(5,658,223)	$16,039,827	$225,353	$—	$—

Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$172,163,080	$—	$—	$(241,482)	$171,921,598	$3,155,324	$1,575,000	$—
Total Controlled Affiliates	$172,163,080	$—	$—	$(241,482)	$171,921,598	$3,155,324	$1,575,000	$—
Total Controlled and Non-Controlled Affiliates	$192,593,645	$1,267,485	$—	$(5,899,705)	$187,961,425	$3,380,677	$1,575,000	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2019	2018
Numerator for net increase in net assets resulting from operations	$9,972,894	$4,995,195
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074
Basic and diluted net increase in net assets per share resulting from operations	$0.26	$0.13

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2019 and September 30, 2019, cash and cash equivalents consisted of money market funds in the amounts of $56.3million and $63.3 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2019	2018
Per Share Data:
Net asset value, beginning of period	$12.97	$13.82
Net investment income (1)	0.29	0.28
Net change in realized and unrealized loss (1)	(0.03)	(0.15)
Net increase in net assets resulting from operations (1)	0.26	0.13
Distributions to stockholders (1), (2)	(0.29)	(0.29)
Net asset value, end of period	$12.95	$13.66
Per share market value, end of period	$12.18	$11.57
Total return* (3)	7.56%	13.06%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.96%	1.82%
Ratio of debt related expenses to average net assets (5)	5.83%	4.84%
Ratio of total expenses to average net assets (5)	10.79%	6.66%
Ratio of net investment income to average net assets (5)	8.88%	10.78%
Net assets at end of period	$501,980,364	$529,786,722
Weighted average debt outstanding	$647,164,200	$486,048,277
Weighted average debt per share (1)	$16.69	$12.54
Asset coverage per unit (6)	$1,704	$2,103
Portfolio turnover ratio	51.44%	74.40%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2019 and 2018, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 4.5% and 5.3%, respectively. As of December 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2019 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 170% and 179%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $520 million as of December 31, 2019, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of December 31, 2019 and September 30, 2019, Funding I borrowed $335.3 million and $265.3 million under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.7% and 4.1%, exclusive of the fee on undrawn commitments as of December 31, 2019 and September 30, 2019, respectively. As of December 31, 2019 and September 30, 2019, we had $184.7 million and $254.7 million of unused borrowing capacity under the Credit Facility, respectively, subject to the regulatory restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2019, we were in compliance with the covenants relating to the Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2019

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

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of our existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for further information. The 2023 Notes are rated ilA+ by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of December 31, 2019 and September 30, 2019, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding, respectively, with a weighted average interest rate of 4.1% and 4.2%. As of December 31, 2019 and September 30, 2019, the unamortized fees on the 2031 Asset-Backed Debt were $3.6 million and $3.7, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2019 and September 30, 2019, we had $85.1 million and $101.1 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $26.7 million and $9.2 million to PSSL as of December 31, 2019 and September 30, 2019, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended December 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 20, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

February 5, 2020

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a floating or fixed rate. Interest on debt securities is generally payable quarterly. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC 450-30.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2019, our portfolio totaled $1,176.1 million and consisted of $1,042.5 million of first lien secured debt (including $122.2 million in PSSL), $32.9 million of second lien secured debt and $100.7 million of preferred and common equity (including $49.7 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of December 31, 2019, we had one portfolio company on non-accrual, representing 0.4% and zero of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $7.0 million. Our overall portfolio consisted of 102 companies with an average investment size of $11.5 million, had a weighted average yield on debt investments of 8.4%, and was invested 89% in first lien secured debt (including 10% invested in PSSL), 3% in second lien secured debt and 8% in preferred and common equity (including 4% in PSSL). As of December 31, 2019, 97% of the investments held by PSSL were first lien secured debt.

As of September 30, 2019, our portfolio totaled $1,081.7 million and consisted of $944.9 million of first lien secured debt (including $122.2 million in PSSL), $34.4 million of second lien secured debt and $102.4 million of preferred and common equity (including $50.0 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of September 30, 2019, we had one portfolio company on non-accrual, representing 0.4% and zero of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $3.5 million. Our overall portfolio consisted of 95 companies with an average investment size of $11.4 million, had a weighted average yield on debt investments of 8.7%, and was invested 87% in first lien secured debt (including 11% in PSSL), 3% in second lien secured debt and 10% in preferred and common equity (including 5% in PSSL). As of September 30, 2019, 97% of the investments held by PSSL were first lien secured debt.

For the three months ended December 31, 2019, we invested $239.4 million in 10 new and 31 existing portfolio companies with a weighted average yield on debt investments of 8.2%. Sales and repayments of investments for the three months ended December 31, 2019 totaled $143.7 million.

For the three months ended December 31, 2018, we invested $180.7 million in nine new and 24 existing portfolio companies with a weighted average yield on debt investments of 8.6%. Sales and repayments of investments for the three months ended December 31, 2018 totaled $190.3 million.

PennantPark Senior Secured Loan Fund I LLC

As of December 31, 2019, PSSL’s portfolio totaled $493.2 million, consisted of 49 companies with an average investment size of $10.1 million and had a weighted average yield on debt investments of 7.4%. As of September 30, 2019, PSSL’s portfolio totaled $488.5 million, consisted of 45 companies with an average investment size of $10.9 million and had a weighted average yield on debt investments of 7.6%.

For the three months ended December 31, 2019, PSSL invested $69.1 million (of which $68.9 million was purchased from the Company) in eight new and one existing portfolio companies with a weighted average yield on debt investments of 7.5%. Sales and repayments of investments for the three months ended December 31, 2019 totaled $66.4 million.

For the three months ended December 31, 2018, PSSL invested $142.4 million (of which $38.0 million was purchased from the Company) in nine new and three existing portfolio companies with a weighted average yield on debt investments of 8.1%. PSSL’s sales and repayments of investments for the three months ended December 31, 2018 totaled $70.7 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three months ended December 31, 2019 and 2018. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the three months ended December 31, 2019 and 2018, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $1.4 million and $5.5 million, respectively. As of December 31, 2019 and September 30, 2019, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled million $6.0 and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2019 and 2018.

Investment Income

Investment income for the three months ended December 31, 2019 was $24.6 million and was attributable to $22.4 million from first lien secured debt and $2.2 million from other investments. This compares to investment income for the three months ended December 31, 2018, which was $23.2 million and was attributable to $21.1 million from first lien secured debt and $2.1 million from other investments. The increase in investment income compared to the same period in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three months ended December 31, 2019 totaled $13.5 million. Base management fee for the same period totaled $2.8 million, incentive fee totaled $2.3 million (including $2.3 million on net investment income and zero accrued but not payable on realized gains), debt related interest and expenses totaled $7.3 million, general and administrative expenses totaled $1.0 million, and provision for taxes of $0.1 million. This compares to expenses for the three months ended December 31, 2018, which totaled $12.2 million. Base management fee for the same period totaled $2.5 million, incentive fee totaled $(1.2) million (including $0.2 million on net investment income and $(1.4) million accrued but not payable on realized gains), debt related interest and expenses totaled $9.8 million (including $4.5 million in Credit Facility amendment costs) and general and administrative expenses totaled $1.1 million. The increase in expenses for the three months ended December 31, 2019 compared to the same period in the prior year was primarily due to increase in management and incentive fees and debt related interest and expenses due to the growth of our portfolio in the current period.

Net Investment Income

Net investment income totaled $11.1 million or $0.29 per share for the three months ended December 31, 2019. Net investment income totaled $10.9 million or $0.28 per share for the three months ended December 31, 2018, respectively. The change in net investment income compared to the same period in the prior year was primarily due to the growth of our portfolio in the current year as well as financing costs incurred in the prior year.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2019 totaled $143.7 million and net realized gains totaled $1.0 million. Sales and repayments of investments for the three months ended December 31, 2018 totaled $190.3 million, and net realized gains totaled $0.9 million. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three months ended December 31, 2019, we reported net change in unrealized depreciation on investments of $3.5 million. For the three months ended December 31, 2018, we reported net change in unrealized depreciation on investments of $12.4 million. As of December 31, 2019 and 2018, our net unrealized depreciation on investments totaled $7.0 million and $13.3 million, respectively. The net change in unrealized depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three months ended December 31, 2019 and 2018, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $1.4 million and $5.5 million, respectively. As of December 31, 2019 and 2018, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $6.0 million and $4.7 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $10.0 million or $0.26 per share, respectively, for the three months ended December 31, 2019. This compares to a net change in net assets resulting from operations of $5.0 million or $0.13 per share for the three months ended December 31, 2018. The increase net assets from operations compared to the same period in the prior year was primarily due to appreciation of the portfolio in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of December 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2019 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 170% and 179%, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2019 and 2018, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 4.5% and 5.3%. As of December 31, 2019 and September 30, 2019, we had $184.7 million and $254.7 million of unused borrowing capacity under the Credit Facility, respectively, subject to the regulatory restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of December 31, 2019, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of December 31, 2019 and September 30, 2019, Funding I borrowed $335.3 million and $265.3 under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.7% and 4.1%, exclusive of the fee on undrawn commitments as of December 31, 2019 and September 30, 2019, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2019, we were in compliance with the covenants relating to the Credit Facility.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the three months ended December 31, 2019 and 2018, we issued zero shares, respectively.

As of December 31, 2019 and September 30, 2019, we had cash equivalents of $56.3 million and $63.3 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $66.1 million for the three months ended December 31, 2019, and our financing activities provided cash of $58.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from draws on our Credit Facility, partially offset by distributions paid to stockholders.

Our operating activities used cash of $43.6 million for the three months ended December 31, 2018 and our financing activities provided cash of $6.1 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from draws on our Credit Facility, partially offset by distributions paid to stockholders.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2019, PSSL had total assets of $507.8 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $30.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $122.2 million and equity interests of $52.4 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $140.9 million, of which $18.7 million was unfunded. As of December 31, 2019, we had commitments to fund equity interests in PSSL of $60.4 million, of which $8.0 million was unfunded

We and Kemper each appointed two members to PSSL’s four person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee, provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each member.

Additionally, PSSL has entered into the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PSSL Subsidiary, which as of December 31, 2019 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	December 31, 2019	September 30, 2019
Total investments	$493,190,805	$488,549,847
Weighted average yield on debt investments	7.4%	7.6%
Number of portfolio companies in PSSL	49	45
Largest portfolio company investment	$21,972,451	$22,026,186
Total of five largest portfolio company investments	$100,061,867	$102,872,275

Below is a listing of PSSL’s individual investments as of December 31, 2019:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt
Altamira Technologies, LLC	07/24/2025	High Tech Industries	7.93%	3M L+600		4,968,750	$4,898,753	$4,968,750
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.55%	3M L+475		7,729,555	7,654,681	7,652,259
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.96%	1M L+625		13,675,154	13,455,820	13,675,154
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.43%	3M L+650		11,705,417	11,618,814	11,691,369
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.45%	1M L+575		7,329,975	7,293,805	7,036,776
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.20%	1M L+525		10,396,599	10,387,355	10,344,616
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.55%	1M L+575		10,127,447	10,043,474	9,772,987
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,362	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	7.01%	1M L+500		306,075	306,075	306,075
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/2023	Beverage, Food and Tobacco	—	—		144,036	—	—
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.69%	3M L+575		12,281,250	12,136,773	12,158,438
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.69%	3M L+575		8,146,023	8,098,916	8,064,563
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Non-Durable	7.55%	1M L+575		8,082,770	8,004,468	8,003,559
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.19%	3M L+525	A	$10,000,000	7,385,187	6,818,615
GCOM Software LLC	11/14/2022	High Tech Industries	7.96%	1M L+625		17,237,379	17,124,994	17,237,379
Good2Grow LLC	11/18/2024	Beverages	6.19%	3M L+425		11,329,248	11,233,370	11,215,956
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,619,454	19,481,180	19,423,260
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.44%	3M L+450		12,375,000	12,321,890	12,313,125
Impact Group, LLC	06/27/2023	Wholesale	8.44%	1M L+650		9,365,185	9,275,424	9,224,707
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.67%	1M L+475	A	$15,000,000	10,985,913	10,172,038
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.69%	1M L+475		9,949,749	9,949,749	9,850,251
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.05%	1M L+525		19,800,000	19,546,364	19,469,340
KHC Holdings, Inc.	10/31/2022	Wholesale	7.94%	3M L+600		5,350,904	5,350,904	5,350,904
Lash Opco, LLC - Term Loan	12/12/2024	Consumer Goods: Non-Durable	9.16%	3M L+725		7,500,000	7,277,344	7,275,000
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.44%	3M L+550		9,900,000	9,816,129	9,943,559
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.76%	3M L+575	A	$14,718,247	10,461,364	10,346,192
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.74%	1M L+600		7,031,250	7,068,566	6,471,703
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.80%	1M L+600		6,860,000	6,782,980	6,667,234
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	7.31%	P+275	C	$5,745,254	4,456,891	4,408,350
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.94%	3M L+500		5,994,919	5,965,076	5,986,521
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.94%	1M L+425		14,775,000	14,660,510	14,479,500
Nuvei Technologies Corp.	09/28/2025	High Tech Industries	6.80%	P+400		12,452,133	12,514,394	12,514,394
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.05%	1M L+425		11,410,000	11,295,900	11,410,000
Output Services Group, Inc.	03/27/2024	Business Services	6.30%	1M L+425		7,865,895	7,890,564	7,472,600
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	6.80%	1M L+500		9,867,538	9,781,830	9,768,863
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	7.69%	3M L+575		1,753,977	1,733,464	1,736,437
PlayPower, Inc.	05/08/2026	Leisure Products	7.46%	3M L+550		4,179,000	4,139,034	4,126,763
Schlesinger Global, Inc.	07/14/2025	Business Services	6.80%	1M L+500		11,985,169	11,985,169	11,985,169
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.55%	3M L+450		11,261,250	11,164,187	11,148,638
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	7.69%	1M L+600		4,687,495	4,687,495	4,499,995
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	7.55%	3M L+475		6,555,975	6,474,016	6,521,229
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.10%	3M L+425		15,186,105	15,189,151	15,034,245
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	6.30%	1M L+450		8,430,693	8,388,539	8,388,539
Teneo Holdings LLC	07/18/2025	Business Services	6.99%	1M L+525		4,987,500	4,798,508	4,725,656
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	7.32%	6M L+525		8,799,611	8,769,767	8,711,615
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	7.02%	3M L+475		9,000,000	8,912,812	8,952,300
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	7.30%	1M L+550		9,949,749	9,949,749	9,949,749
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.99%	1M L+625		7,075,000	6,942,097	7,075,000
UBEO, LLC	04/03/2024	Capital Equipment	6.76%	3M L+450		22,194,395	21,998,444	21,972,451
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.80%	3M L+500		11,550,932	11,374,716	11,550,932
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.60%	3M L+650		15,899,813	15,634,610	15,995,211
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.30%	1M L+750		5,395,982	5,325,863	5,395,982
Total First Lien Secured Debt							482,172,440	479,446,351
Second Lien Secured Debt
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		894,487	894,487	894,487
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%			15,946	15,946	15,946
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,977,513	7,977,513	7,937,625
			(PIK 8.00%)
Total Second Lien Secured Debt							8,887,946	8,848,058
Equity Securities
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	715,328
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,181,067
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	-
Total Equity Securities							6,983,937	4,896,395
Cash and Cash Equivalents
BlackRock Federal FD Institutional 30							8,874,900	8,874,900
US Bank Cash							3,113,145	3,154,459
Total Cash and Cash Equivalents							11,988,045	12,029,359
Total Investments and Cash Equivalents							$510,032,368	$505,220,163
Liabilities in Excess of Other Assets								(448,388,336)
Members' Equity								$56,831,827

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

Below is a listing of PSSL’s individual investments as of September 30, 2019:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.28%	3M L+600		5,000,000	$4,927,149	$5,000,000
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.85%	3M L+475		7,749,274	7,674,216	7,671,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.52%	1M L+725		13,772,261	13,531,751	13,772,261
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%	3M L+650		11,735,208	11,644,440	11,680,054
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.79%	1M L+575		7,348,866	7,311,507	7,128,400
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.36%	1M L+525		10,422,726	10,413,416	10,396,669
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.87%	1M L+575		10,127,447	10,040,432	9,874,261
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,170	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/2023	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.54%	3M L+625		19,748,744	19,748,744	19,748,744
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		12,312,500	12,157,345	12,189,375
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		8,166,594	8,116,022	8,084,928
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.26%	3M L+525	A	$10,000,000	7,376,173	6,542,165
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%	1M L+750		17,384,864	17,263,748	17,384,864
Good2Grow LLC	11/18/2024	Beverages	6.35%	3M L+425		11,752,655	11,649,126	11,576,366
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.37%	3M L+600		14,357,813	14,241,579	14,135,267
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,669,098	19,524,460	19,472,406
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.60%	3M L+450		12,406,250	12,351,255	12,344,219
Impact Group, LLC	06/27/2023	Wholesale	8.60%	1M L+650		9,390,185	9,296,753	9,296,283
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.80%	1M L+425	A	$15,000,000	10,973,919	9,717,138
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.85%	1M L+475		9,974,874	9,974,874	9,974,874
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525		19,850,000	19,586,294	19,609,815
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%	3M L+550		9,925,000	9,837,686	9,916,068
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.80%	3M L+575	A	$14,755,747	10,483,859	9,952,014
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%	1M L+500		17,820,000	17,688,160	17,641,800
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		7,078,125	7,118,977	6,575,083
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,877,500	6,797,207	6,688,369
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.20%	P+275	C	$5,760,254	4,461,926	4,350,645
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.10%	3M L+500		6,009,982	5,977,867	6,009,982
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.35%	1M L+425		14,812,500	14,691,710	14,664,375
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		11,876,667	11,757,900	11,876,667
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+425		7,883,419	7,909,754	6,779,740
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		9,925,000	9,840,202	9,825,750
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.23%	3M L+525	C	$3,242,655	2,412,626	2,424,644
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.04%	1M L+500		9,892,519	9,804,058	9,397,893
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		1,758,406	1,736,386	1,740,822
PlayPower, Inc.	05/8/2026	Leisure Products	7.60%	3M L+550		4,189,500	4,148,451	4,184,263
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.66%	3M L+450		11,289,688	11,189,470	11,176,791
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,359,370
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.35%	3M L+425		15,224,842	15,227,900	15,224,842
Teneo Holdings LLC	07/18/2025	Business Services	7.29%	1M L+525		5,000,000	4,804,110	4,762,500
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.43%	6M L+500		8,823,392	8,790,069	8,735,157
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	7.55%	1M L+550		9,974,874	9,974,874	9,974,874
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.28%	1M L+625		7,075,000	6,937,888	6,933,500
UBEO, LLC	04/03/2024	Capital Equipment	6.78%	3M L+450		22,248,673	22,045,879	22,026,186
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.04%	3M L+450		11,572,122	11,388,612	11,572,122
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.83%	3M L+650		16,001,734	15,724,459	16,121,747
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,466,024	5,389,938	5,466,024
Total First Lien Secured Debt							478,935,867	474,289,532
Second Lien Secured Debt
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		870,886	870,886	870,886
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		15,206	15,206	15,206
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
Total Second Lien Secured Debt							8,493,383	8,455,347
Equity Securities
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,124,929
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,680,039
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	-
Total Equity Securities							6,983,937	5,804,968
Cash and Cash Equivalents
BlackRock Federal FD Institutional 30							12,166,301	12,166,301
US Bank Cash							3,156,230	3,128,580
Total Cash and Cash Equivalents							15,322,531	15,294,881
Total Investments and Cash Equivalents							$509,735,718	$503,844,728
Liabilities in Excess of Other Assets								(446,736,922)
Members' Equity								$57,107,806

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

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	December 31, 2019	September 30, 2019
Assets
Investments at fair value (cost—$498,044,324 and $494,413,190, respectively)	$493,190,805	$488,549,847
Cash and cash equivalents (cost—$11,988,045 and $15,322,531, respectively)	12,029,359	15,294,881
Interest receivable	1,464,930	1,855,545
Prepaid expenses and other assets	1,084,158	996,333
Total assets	507,769,252	506,696,606
Liabilities
Payable for investments purchased	55,448,462	—
PSSL Credit Facility payable	254,456,951	308,724,305
Notes payable to members	139,650,000	139,650,000
Interest payable on PSSL Credit Facility	963,362	1,015,468
Interest payable on notes to members	39,197	176,273
Accrued other expenses	379,453	22,754
Total liabilities	450,937,425	449,588,800
Commitments and contingencies (1)	—	—
Members' equity	56,831,827	57,107,806
Total liabilities and members' equity	$507,769,252	$506,696,606

(1)	As of December 31, 2019 and September 30, 2019, PSSL had unfunded commitments to fund investments of $0.1 million and $0.3 million, respectively.

Statements of Operations
	Three Months Ended December 31,
	2019	2018
Investment income:
Interest	$8,768,628	$9,541,567
Other income	—	157,913
Total investment income	8,768,628	9,699,480
Expenses:
Interest and expenses on PSSL Credit Facility	3,606,085	4,087,476
Interest expense on notes to members	3,430,557	3,220,623
Administrative services expenses	300,000	250,000
Other general and administrative expenses (1)	113,710	113,650
Total expenses	7,450,352	7,671,749
Net investment income	1,318,276	2,027,731
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized gain on investments	452,477	258,233
Net change in unrealized appreciation (depreciation) on:
Investments	1,078,789	(4,035,710)
Credit facility (appreciation) depreciation of foreign currency translations	(1,325,522)	847,498
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	(246,733)	(3,188,212)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	205,744	(2,929,979)
Net increase in members' equity resulting from operations	$1,524,020	$(902,248)

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2019, including borrowings under our Credit Facility, 2023 Notes, 2031 Asset-Backed Debt and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$335.3	$—	$—	$335.3	$—
2023 Notes	138.6	20.8	41.6	76.2	—
2031 Asset-Backed Debt	228.0	—	—	—	228.0
Total debt outstanding (1)	$701.9	$20.8	$41.6	$411.5	$228.0
Unfunded commitments to PSSL	26.7	—	—	—	26.7
Unfunded investments (2)	85.1	—	13.9	57.7	13.5
Total contractual obligations	$813.7	$20.8	$55.5	$469.2	$268.2

(1)	The annualized weighted average cost of debt as of December 31, 2019, excluding amendment costs and debt issuance costs, was 3.9% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2020, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2020, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

During the three months ended December 31, 2019 and 2018, we declared distributions of $0.285 per share for total distributions of $11.1 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company has adopted this accounting standard update effective October 1, 2019 and the impact its of adoption was not material to the Company’s financial statements and related disclosures.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,129)	$(0.13)
Up 1%	5,129	0.13
Up 2%	10,258	0.26
Up 3%	15,714	0.41
Up 4%	$21,194	$0.55

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 20, 2019, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 5, 2020	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 5, 2020	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)