Form 10-Q
period 2020-03-31
PennantPark Floating Rate Capital Ltd.
filed 2020-05-11
CIK 1504619

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 11, 2020 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refer to PennantPark Investment Administration, LLC; “2023 Notes” refer to our 4.3% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with Truist Bank (formerly SunTrust Bank) and other lenders, or the Lenders; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	September 30, 2019
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,048,160,082 and $886,955,156, respectively)	$1,012,983,114	$889,113,264
Non-controlled, affiliated investments (cost—$25,970,270 and $23,645,693, respectively)	11,138,636	20,430,565
Controlled, affiliated investments (cost—$176,312,500 and $174,562,500, respectively)	154,838,109	172,163,080
Total of investments (cost—$1,250,442,852 and $1,085,172,349, respectively)	1,178,959,859	1,081,706,909
Cash and cash equivalents (cost—$30,223,951 and $63,367,237, respectively)	29,993,752	63,337,728
Interest receivable	4,146,825	3,892,292
Receivable for investments sold	9,050,000	2,997,546
Prepaid expenses and other assets	464,179	441,337
Total assets	1,222,614,615	1,152,375,812
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	—	12,033,794
Credit Facility payable, at fair value (cost—$413,307,500 and $265,307,500, respectively) (See Notes 5 and 10)	400,592,492	263,988,583
2023 Notes payable, at fair value (par—$138,579,858) (See Notes 5 and 10)	111,736,940	135,240,084
2031 Asset-Backed Debt, net (par—$228,000,000) (See Notes 5 and 10)	224,550,913	224,321,845
Interest payable on debt	4,903,259	3,275,481
Base management fee payable (See Note 3)	2,948,941	2,728,019
Performance-based incentive fee payable (See Note 3)	2,937,024	2,532,205
Accrued other expenses	1,432,425	1,514,943
Total liabilities	752,785,341	649,318,301
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	538,632,828	538,632,828
Distributable income	(68,842,326)	(35,614,089)
Total net assets	$469,829,274	$503,057,511
Total liabilities and net assets	$1,222,614,615	$1,152,375,812
Net asset value per share	$12.12	$12.97

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Investment income:
From non-controlled, non-affiliated investments:
Interest	$20,307,380	$16,825,167	$39,217,274	$34,995,165
Other income	1,140,500	1,390,690	1,913,603	2,011,879
From non-controlled, affiliated investments:
Interest	233,772	—	459,125	—
From controlled, affiliated investments:
Interest	3,069,785	3,214,482	6,225,109	6,032,527
Dividend	1,575,000	1,575,000	3,150,000	3,150,000
Total investment income	26,326,437	23,005,339	50,965,111	46,189,571
Expenses:
Base management fee (See Note 3)	2,948,941	2,418,706	5,779,100	4,917,472
Performance-based incentive fee (See Note 3)	2,937,024	2,514,047	5,252,859	1,321,638
Interest and expenses on debt (See Note 10)	7,626,550	5,316,180	14,933,814	10,621,658
Administrative services expenses (See Note 3)	350,000	350,000	700,000	850,000
Other general and administrative expenses	616,077	616,077	1,232,153	1,232,152
Expenses before amendment costs, debt issuance costs and provision for taxes	14,478,592	11,215,010	27,897,926	18,942,920
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	—	5,013	—	4,517,292
Provision for taxes	100,000	—	200,000	—
Total expenses	14,578,592	11,220,023	28,097,926	23,460,212
Net investment income	11,747,845	11,785,316	22,867,185	22,729,359
Realized and unrealized loss on investments and debt:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(1,599,285)	1,079,348	(586,972)	2,002,814
Net realized (loss) gain on investments	(1,599,285)	1,079,348	(586,972)	2,002,814
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(40,004,484)	(13,288,572)	(37,625,126)	(23,330,111)
Controlled and non-controlled, affiliated investments	(24,782,772)	573,851	(30,682,477)	(1,790,617)
Debt depreciation (appreciation) (See Notes 5 and 10)	33,537,647	(5,621,668)	34,899,235	(87,975)
Net change in unrealized depreciation on investments and debt	(31,249,609)	(18,336,389)	(33,408,368)	(25,208,703)
Net realized and unrealized loss from investments and debt	(32,848,894)	(17,257,041)	(33,995,340)	(23,205,889)
Net decrease in net assets resulting from operations	$(21,101,049)	$(5,471,725)	$(11,128,155)	$(476,530)
Net decrease in net assets resulting from operations per common share (See Note 7)	$(0.54)	$(0.14)	$(0.29)	$(0.01)
Net investment income per common share	$0.30	$0.30	$0.59	$0.59

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net decrease in net assets resulting from operations:
Net investment income	$11,747,845	$11,785,316	$22,867,185	$22,729,359
Net realized (loss) gain on investments	(1,599,285)	1,079,348	(586,972)	2,002,814
Net change in unrealized depreciation on investments	(64,787,256)	(12,714,721)	(68,307,603)	(25,120,728)
Net change in unrealized depreciation (appreciation) on debt	33,537,647	(5,621,668)	34,899,235	(87,975)
Net decrease in net assets resulting from operations	(21,101,049)	(5,471,725)	(11,128,155)	(476,530)
Distributions to stockholders	(11,050,041)	(11,050,041)	(22,100,082)	(22,100,082)
Net decrease in net assets	(32,151,090)	(16,521,766)	(33,228,237)	(22,576,612)
Net assets:
Beginning of period	501,980,364	529,786,722	503,057,511	535,841,568
End of period	$469,829,274	$513,264,956	$469,829,274	$513,264,956

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(11,128,155)	$(476,530)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	68,307,603	25,120,728
Net change in unrealized (depreciation) appreciation on debt	(34,899,235)	87,975
Net realized loss (gain) on investments	586,972	(2,002,814)
Net accretion of discount and amortization of premium	(887,519)	(760,733)
Purchases of investments	(406,983,072)	(316,812,305)
Payment-in-kind interest	(1,089,736)	(524,049)
Proceeds from dispositions of investments	243,107,247	333,519,118
Amortization of deferred financing costs	229,072	—
Increase in interest receivable	(254,533)	(4,404)
Increase in receivable for investments sold	(6,052,454)	(13,945,000)
(Increase) decrease in prepaid expenses and other assets	(22,842)	685,972
Decrease in payable for investments purchased	(12,033,794)	(59,587,222)
Increase in interest payable on debt	1,627,778	323,459
Increase (decrease) in base management fee payable	220,921	(923)
Increase (decrease) in performance-based incentive fee payable	404,820	(784,357)
Decrease in accrued other expenses	(82,519)	(412,701)
Net cash used in operating activities	(158,949,446)	(35,573,786)
Cash flows from financing activities:
Distributions paid to stockholders	(22,100,082)	(22,100,082)
Borrowings under Credit Facility (See Notes 5 and 10)	245,000,000	190,700,000
Repayments under Credit Facility (See Notes 5 and 10)	(97,000,000)	(172,120,020)
Net cash provided by (used in) financing activities	125,899,918	(3,520,102)
Net decrease in cash and cash equivalents	(33,049,528)	(39,093,888)
Effect of exchange rate changes on cash	(294,448)	611,740
Cash and cash equivalents, beginning of period	63,337,728	72,224,183
Cash and cash equivalents, end of period	$29,993,752	$33,742,035
Supplemental disclosure of cash flow information:
Interest paid	$13,076,964	$10,298,199
Taxes paid	$501,633	$273,941
Non-cash exchanges and conversions	$8,025,882	$18,032,254

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—215.6% (3), (4)
First Lien Secured Debt—201.7%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%	1M L+800	6,697,697	$6,572,409	$6,228,858
Advantage Sales & Marketing	07/23/2021	Food and Staples Retailing	4.70%	1M L+325	1,279,281	1,231,422	1,228,110
Altamira Technologies, LLC	07/24/2025	IT Services	7.78%	3M L+600	6,418,750	6,329,916	6,290,375
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—	—	2,156,250	—	(43,125)
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%	3M L+475	7,423,069	7,346,860	7,348,838
American Insulated Glass, LLC	12/21/2023	Building Products	7.40%	3M L+550	14,850,035	14,621,881	14,256,034
American Teleconferencing Services, Ltd.	06/08/2023	Telecommunications	8.24%	3M L+650	9,659,927	9,547,066	7,341,544
Apex Service Partners, LLC	07/31/2025	Energy Equipment and Services	6.25%	1M L+500	6,367,833	6,304,948	6,320,075
Apex Service Partners, LLC (7), (9)	07/31/2021	Energy Equipment and Services	—	—	1,844,019	—	(13,830)
API Holdings III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	5.24%	1M L+425	5,955,000	5,926,012	5,776,350
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.58%	3M L+550	11,670,000	11,600,897	11,436,600
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.52%	3M L+625	29,352,996	29,160,577	28,472,406
By Light Professional IT Services, LLC (Revolver) (7)	05/16/2022	High Tech Industries	7.67%	3M L+625	3,166,448	3,166,448	3,071,455
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2022	High Tech Industries	—	—	1,013,175	—	(30,395)
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.28%	3M L+650	2,853,510	2,826,599	2,754,779
Cano Health, LLC	12/23/2021	Healthcare and Pharmaceuticals	7.84%	1M L+625	33,684,743	33,424,149	33,684,743
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%	1M L+575	3,815,167	3,819,235	3,777,015
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.71%	3M L+525	3,265,353	3,260,122	3,167,392
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.57%	3M L+450	7,328,973	7,304,186	7,182,393
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—	—	711,447	—	(78,259)
Compex Legal Services, Inc.	02/09/2026	Professional Services	7.34%	3M L+575	7,769,468	7,617,787	7,370,894
Compex Legal Services, Inc. (7), (9)	02/09/2026	Professional Services	—	—	3,322,470	—	(170,443)
Compex Legal Services, Inc. (Revolver) (7)	02/09/2026	Professional Services	6.82%	3M L+575	1,405,660	1,405,660	1,333,550
Confluent Health, LLC	06/24/2026	Healthcare Providers and Services	6.01%	1M L+500	3,970,000	3,930,706	3,811,200
Datalot Inc.	01/24/2025	Insurance	7.05%	3M L+525	15,334,477	15,038,297	14,724,164
Datalot Inc. (Revolver) (7)	01/24/2025	Insurance	6.25%	3M L+525	3,833,619	3,833,619	3,681,041
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	6.07%	1M L+500	9,925,000	9,776,859	9,230,250
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.20%	3M L+575	14,267,647	14,111,747	13,982,294
Douglas Products and Packaging Company LLC (Revolver) (7)	10/19/2022	Chemicals, Plastics and Rubber	9.00%	P+475	4,391,176	4,391,176	4,303,353
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.20%	3M L+575	9,767,257	9,714,220	9,571,912
DRS Holdings III, Inc.	11/03/2025	Personal Products	7.20%	1M L+575	4,987,500	4,939,379	4,732,140
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Personal Products	6.75%	1M L+575	722,973	722,973	685,957
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	180,743	—	(9,254)
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.07%	3M L+800	18,540,775	18,447,260	18,077,255
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	6.13%	1M L+450	5,101,476	5,051,875	4,820,894
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronic Equipment, Instruments, and Components	5.70%	1M L+450	914,415	914,415	854,978
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.38%	1M L+500	16,378,750	16,378,750	16,051,175
eCommission Financial Services, Inc. (Revolver) (7), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%	1M L+500	5,000,000	5,000,000	4,900,000
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.86%	1M L+725	10,170,513	10,170,513	9,814,545
Education Networks of America, Inc. (Revolver) (7), (9)	05/06/2021	Telecommunications	8.94%	1M L+725	2,197,230	2,197,230	2,120,327
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.82%	3M L+675	7,189,139	7,164,036	6,721,845
Empire Resorts, Inc.	03/22/2021	Hotel, Gaming and Leisure	3.25%	1M L+225	8,025,882	8,025,882	8,025,882
FlexPrint, LLC	01/02/2024	Professional Services	8.81%	3M L+722	4,975,898	4,910,270	4,602,706
FlexPrint, LLC (7), (9)	01/02/2024	Professional Services	—	—	3,077,342	—	(207,720)
GCOM Software LLC	11/14/2022	High Tech Industries	7.86%	1M L+625	14,075,502	13,823,919	14,040,313
GCOM Software LLC (Revolver) (7)	11/14/2022	High Tech Industries	8.74%	P+425	2,666,667	2,666,667	2,660,000
Good2Grow LLC	11/18/2024	Beverages	5.32%	3M L+425	6,797,549	6,741,917	6,321,720
Good2Grow LLC (Revolver) (7)	11/18/2024	Beverages	5.25%	3M L+425	1,882,200	1,882,200	1,769,268
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—	—	1,254,800	—	(75,288)
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.56%	3M L+450	19,227,856	19,127,205	18,747,160
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	7.15%	3M L+425	7,126,484	7,126,484	6,948,322
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.45%	3M L+600	21,650,500	21,336,934	21,217,490
HW Holdco, LLC	12/10/2024	Media	7.25%	1M L+625	7,454,032	7,391,072	7,230,411
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,451,613	—	(43,548)
IMIA Holdings, Inc. (Revolver) (7)	10/28/2024	Aerospace and Defense	5.50%	1M L+450	984,252	984,252	930,118
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—	—	984,252	—	(54,134)
Impact Group, LLC	06/27/2023	Wholesale	8.04%	1M L+650	12,739,165	12,681,686	10,891,986
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.70%	3M L+625	3,288,645	3,257,315	3,058,440
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	530,973	530,973	499,115
Integrative Nutrition, LLC	09/29/2023	Consumer Services	6.20%	3M L+475	25,625,377	25,434,705	24,600,362
Integrative Nutrition, LLC (Revolver) (7)	09/29/2023	Consumer Services	5.75%	3M L+475	5,000,000	5,000,000	4,800,000
Inventus Power, Inc.	04/30/2021	Consumer Goods: Durable	7.50%	1M L+650	3,734,390	3,720,426	3,472,983
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	6.75%	1M L+575	1,428,571	1,428,571	1,360,286
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	10.45%	1M L+900	5,444,171	5,348,344	5,416,950
			(PIK 3.00%)
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—	—	448,276	—	(2,241)
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	10.57%	3M L+950	9,265,000	9,190,156	8,616,450
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	6.95%	1M L+550	8,936,957	8,888,661	8,554,456
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	7.45%	1M L+550	507,937	507,937	486,197
LAV Gear Holdings, Inc. (Revolver) (7), (9)	10/31/2024	Capital Equipment	—	—	1,079,365	—	(46,197)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Lash Opco, LLC	12/12/2024	Personal Products	8.75%		1M L+725		8,946,987	$8,690,750	$8,231,228
Lash Opco, LLC (Revolver) (7)	12/12/2024	Personal Products	8.39%		1M L+725		1,705,015	1,705,015	1,585,665
Lash Opco, LLC (Revolver) (7), (9)	12/12/2024	Personal Products	—		—		38,168	—	(2,672)
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	0.00%	(6)	—		4,736,107	4,599,788	236,805
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.75%		1M L+575		27,144,833	26,611,314	25,244,695
Lightspeed Buyer Inc. (7), (9)	02/03/2026	Healthcare Technology	—		—		5,252,966	—	(315,178)
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	6.75%		1M L+575		2,499,299	2,499,299	2,324,348
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	7.70%		3M L+625		13,711,638	13,572,443	12,751,824
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	7.25%		3M L+625		1,238,938	1,238,938	1,164,602
Long Island Vision Management, LLC	09/07/2023	Healthcare and Pharmaceuticals	6.56%		3M L+475		9,021,896	8,965,087	8,696,205
Long Island Vision Management, LLC (7), (9)	09/07/2023	Healthcare and Pharmaceuticals	—		—		880,212	—	(31,776)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		1M L+600		13,503,125	13,420,264	12,152,813
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%		1M L+600		8,347,500	8,290,549	7,941,811
Marketplace Events LLC	01/27/2023	Media: Diversified and Production	6.70%		3M L+525		5,284,919	5,219,537	4,809,277
Marketplace Events LLC (11)	01/27/2023	Media: Diversified and Production	6.58%		P+275	C	$16,213,270	11,370,730	10,479,649
Marketplace Events LLC (Revolver) (7)	01/27/2023	Media: Diversified and Production	6.00%		P+275		1,703,163	1,703,163	1,583,942
MeritDirect, LLC	05/23/2024	Media	6.95%		3M L+550		30,350,934	29,952,809	28,226,369
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—		—		4,481,655	—	(268,899)
Mission Critical Electronics, Inc. (7)	09/28/2022	Capital Equipment	6.94%		1M L+500		616,829	611,366	601,531
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2021	Capital Equipment	8.56%		1M L+500		883,392	883,392	861,484
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2021	Capital Equipment	—		—		441,696	—	(10,954)
Nuvei Technologies Corp. (5), (10)	09/28/2025	Diversified Financial Services	6.00%		1M L+500		6,269,637	6,181,009	6,081,548
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	5.25%		1M L+425		1,428,452	1,414,168	1,414,168
Olde Thompson, LLC (Revolver) (7)	05/14/2024	Beverage, Food and Tobacco	5.25%		1M L+425		1,321,429	1,321,429	1,308,214
Olde Thompson, LLC (Revolver) (7), (9)	05/14/2024	Beverage, Food and Tobacco	—		—		1,321,429	—	(13,215)
Output Services Group, Inc.	03/27/2024	Business Services	6.11%		1M L+450		4,485,177	3,898,209	4,081,512
Output Services Group, Inc. (7), (9)	03/27/2024	Business Services	—		—		74,527	-	(6,335)
Ox Two, LLC	02/27/2023	Construction and Building	7.85%		1M L+625		12,653,425	12,590,132	12,526,890
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	8.51%		1M L+625		552,888	552,888	547,359
Ox Two, LLC (Revolver) (7), (9)	02/27/2023	Construction and Building	—		—		2,667	—	(27)
Peninsula Pacific Entertainment LLC	11/13/2024	Hotel, Gaming and Leisure	8.32%		1M L+725		10,275,810	10,240,842	9,453,745
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	7.12%		3M L+575		2,103,056	2,080,278	2,060,994
PlayPower, Inc.	05/08/2026	Leisure Products	6.95%		1M L+550		5,558,000	5,506,130	5,391,260
PRA Events, Inc.	08/08/2022	Business Services	8.45%		1M L+700		2,558,746	2,523,472	2,520,364
Questex, LLC	09/09/2024	Media: Diversified and Production	6.75%		3M L+575		7,387,500	7,271,817	7,018,125
Questex, LLC (Revolver) (7)	09/09/2024	Media: Diversified and Production	6.75%		3M L+575		398,936	398,936	378,990
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—		—		797,872	—	(39,893)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.84%		3M L+625		7,078,632	7,018,013	6,724,700
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	7.26%		3M L+550		25,386,499	24,668,238	24,371,038
International LLC
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	5.75%		3M L+475		4,962,500	4,917,642	4,742,661
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	5.75%		3M L+475		454,545	454,545	434,409
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—		454,545	—	(20,136)
Riverside Assessments, LLC	03/10/2025	Professional Services	6.75%		3M L+575		15,750,000	15,438,109	14,568,750
Sales Benchmark Index LLC	01/3/2025	Professional Services	7.87%		3M L+600		14,004,065	13,736,053	13,723,985
Sales Benchmark Index LLC (7), (9)	06/3/2021	Professional Services	—		—		3,231,707	—	(64,634)
Sales Benchmark Index LLC (Revolver) (7), (9)	01/3/2025	Professional Services	—		—		1,292,683	—	(25,853)
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.57%		1M L+600		1,746,626	1,730,621	1,397,300
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%		1M L+550		4,748,376	4,680,177	4,510,957
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%		1M L+550		1,056,367	1,056,367	998,267
Schlesinger Global, Inc.	07/14/2025	Professional Services	7.44%		1M L+600		13,546,826	13,407,952	13,275,900
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—		1,870,302	—	(37,416)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	7.57%		1M L+650		12,675,000	12,509,394	12,383,475
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Commercial Services & Supplies	7.50%		1M L+650		279,570	279,570	273,140
Signature Systems Holding Company (Revolver) (7), (9)	05/03/2024	Commercial Services & Supplies	—		—		1,467,742	—	(33,758)
Smile Brands Inc. (7)	10/14/2024	Healthcare and Pharmaceuticals	6.11%		1M L+450		3,417,798	3,417,798	3,383,620
Smile Brands Inc. (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—		—		1,076,088	—	(10,761)
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	7.62%		P+350		1,429,482	1,429,482	1,403,465
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—		—		186,768	—	(3,399)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	7.05%		3M L+600		483,333	483,333	456,749
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		11,803	—	(649)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.74%		3M L+575		6,647,338	6,541,288	6,425,983
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Healthcare Technology	6.71%		3M L+575		1,248,750	1,248,750	1,207,167
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—		416,250	—	(13,861)
Spear Education, LLC	02/26/2025	Professional Services	6.90%		3M L+525		15,125,000	14,977,694	14,822,500
Spear Education, LLC (7), (9)	02/26/2025	Professional Services	—		—		6,875,000	—	(137,500)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%		1M L+900		8,427,027	8,181,265	8,005,676
Spectacle Gary Holdings, LLC (7), (9)	12/23/2025	Hotels, Restaurants and Leisure	—		—		972,973	—	(48,649)
STV Group Incorporated	12/11/2026	Construction & Engineering	6.24%		1M L+525		13,236,472	13,106,014	12,971,742
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		6,663,122	6,596,751	6,396,597
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%		1M L+525		9,950,000	9,582,343	9,452,500
Tensar Corporation	07/09/2021	Construction and Building	6.20%		3M L+475		22,620,696	22,547,428	21,263,454
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.96%		3M L+525		18,380,294	18,243,795	17,277,476
The Original Cakerie, Co. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.62%		2M L+500		7,586,270	7,523,434	7,206,957
The Original Cakerie Ltd. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.12%		2M L+450		5,403,722	5,375,094	5,133,536
The Original Cakerie Ltd. (Revolver) (5), (7), (10)	07/20/2022	Consumer Goods: Non-Durable	6.54%		3M L+450		1,418,484	1,418,484	1,347,560
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	7.16%		3M L+525		4,987,500	4,939,707	4,839,870
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	12.24%		1M L+1,125		7,314,323	7,287,001	7,241,180
TVC Enterprises, LLC	01/18/2024	Professional Services	6.50%		1M L+550		5,898,936	5,804,926	5,780,957
TVC Enterprises, LLC (7), (9)	01/18/2024	Professional Services	—		—		1,955,719	—	(39,114)
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Professional Services	6.50%		1M L+550		733,273	733,273	718,608
TVC Enterprises, LLC (Revolver) (7), (9)	01/18/2024	Professional Services	—		—		570,539	—	(11,411)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,910,465	$6,754,738	$6,703,151
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	1,819,285	1,819,285	1,764,707
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	808,571	—	(24,257)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.75%	1M L+575	17,582,096	17,365,943	16,400,674
Tyto Athene, LLC (Revolver) (7)	08/27/2024	Aerospace and Defense	6.75%	1M L+575	4,318,182	4,318,182	4,028,023
Tyto Athene, LLC (Revolver) (7), (9)	08/27/2024	Aerospace and Defense	—	—	2,500,000	—	(167,987)
UBEO, LLC	04/03/2024	Capital Equipment	6.76%	3M L+450	14,101,269	14,013,752	13,960,256
UBEO, LLC (Revolver) (7)	04/03/2024	Capital Equipment	5.55%	3M L+450	2,933,333	2,933,333	2,894,672
UniTek Global Services, Inc.	08/20/2024	Telecommunications	8.11%	3M L+650	10,417,286	10,247,069	9,167,212
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	6.46%	3M L+500	4,987,500	4,905,677	4,887,750
US Med Acquisition, Inc. (7)	08/13/2021	Healthcare and Pharmaceuticals	9.95%	1M L+850	2,980,469	2,980,469	2,935,762
Vision Purchaser Corporation	06/10/2025	Media	7.49%	1M L+625	14,430,851	14,154,694	13,853,617
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	4,267,207	4,209,359	4,224,535
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	7.14%	3M L+550	7,473,529	7,308,304	7,286,691
Wildcat Buyerco, Inc. (7), (9)	02/27/2022	Electronic Equipment, Instruments, and Components	—	—	3,914,706	—	(53,827)
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	533,824	—	(13,346)
Total First Lien Secured Debt						986,913,905	947,728,061
Second Lien Secured Debt—5.6%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	10.53%	3M L+875	1,655,172	1,629,894	1,531,035
DBI Holdings, LLC, Term Loan B	02/02/2026	Business Services	9.00%	—	11,157,124	11,157,124	10,655,053
			(PIK 9.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	9.00%	—	22,312	22,312	21,308
			(PIK 9.00%)
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%	3M L+825	9,738,580	9,648,701	9,738,580
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	12.00%	12M L+925	2,871,025	2,825,614	2,612,633
PT Network Intermediate Holdings, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	11.83%	3M L+1,000	1,982,007	1,965,378	1,833,356
			(PIK 11.83%)
Total Second Lien Secured Debt						27,249,023	26,391,965
Preferred Equity— 1.5% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	190
(PT Network, LLC) (7), (8)
Condor Holdings Limited (5), (7), (10)	—	High Tech Industries	—	—	88,000	10,173	10,173
Condor Top Holdco Limited (5), (7), (10)	—	High Tech Industries	—	—	88,000	77,827	77,827
DBI Holdings, LLC, Series A-1 (8)	—	Business Services	14.00%	—	7,041	7,040,844	3,542,199
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960,000	742,962
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		Aerospace and Defense	—	—	490	490,000	424,569
PT Network Intermediate Holdings, LLC (7), (8)	—	Healthcare and Pharmaceuticals	11.94%	3M L+1,000	33	429,000	467,044
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,167	1,166,993	1,222,477
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409,011	421,445
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	—
Total Preferred Equity						12,068,713	6,908,886
Common Equity/Warrants— 6.8% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	—	Consumer Goods: Durable	—	—	8,893	244,998	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805,164	805,164
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	1,326,801
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,190,771	6,067,737
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	960,839
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	58,846	629,620	668,999
(SFP Holding, Inc.) (7)
DBI Holdings, LLC, Series B (8)	—	Business Services	—	—	1,489,508	330,791	—
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	3,126,132
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	240,636	240,636	213,528
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	381,004
Faraday Holdings, LLC (7)	—	Construction and Building	—	—	1,141	58,044	187,117
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	332,316
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)		Personal Products			1,089,489	1,089,489	617,767
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	403	403,005	676,207
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—	—	391,144	391,144	383,878
GCOM InvestCo LP (7), (8)	—	High Tech Industries	—	—	1,549,209	1,423,211	2,506,194
GCOM InvestCo LP (7), (8), (9)	—	High Tech Industries	—	—	450,791	-	-
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	149,350
(American Insulated Glass, LLC) (7), (8)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	706,761
(Integrative Nutrition, LLC) (7), (8)
ITC Rumba, LLC (Cano Health, LLC) (7), (8)	—	Healthcare and Pharmaceuticals	—	—	25,006	543,578	815,167
ITC Rumba, LLC (Cano Health, LLC) (7), (8), (9)	—	Healthcare and Pharmaceuticals	—	—	1,352	-	-
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,139,684
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	4,015,266
(Walker Edison Furniture Company LLC) (7), (8)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure				87,345	$—	$188,520
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—		—	585,587	585,587	387,126
MeritDirect Holdings, LP (7), (8)	—	Media	—		—	960	—	—
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	Aerospace and Defense	—		—	10,000	10,000	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—		—	173,638	1,736,381	1,522,681
PT Network Intermediate Holdings, LLC (7), (8)	—	Healthcare and Pharmaceuticals				25	286,000	381,474
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—		—	64,634	646,341	530,629
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—		—	61	61,421	—
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	500,000	540,000
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	—	1,106,230
Class B (US Dominion, Inc.) (7)
TPC Broadband Investors, LP (7), (8)	—	Telecommunications	—		—	763,837	763,837	1,516,026
TPC Broadband Investors, LP (7), (8), (9)	—	Telecommunications	—		—	236,163	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	21,527	21,527	52,741
UniTek Global Services, Inc. (7)	—	Telecommunications	—		—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—		—	23,889	—	—
WBB Equity, LLC (7), (8)	—	Aerospace and Defense	—		—	142,857	142,857	472,857
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	2,093	209,343	176,007
Total Common Equity/Warrants							21,928,441	31,954,202
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							1,048,160,082	1,012,983,114
Investments in Non-Controlled, Affiliated Portfolio Companies—2.4% (3), (4)
First Lien Secured Debt—1.0%
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	6.45%		3M L+500	1,544,161	1,510,188	1,544,161
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	6.45%		3M L+500	2,746,564	2,746,564	2,746,564
Quick Weight Loss Centers, LLC (7)	10/12/2023	Beverage, Food and Tobacco	0.00%	(6)	—	2,057,202	2,057,202	302,530
Total First Lien Secured Debt							6,313,954	4,593,255
Second Lien Secured Debt—1.2%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.95%		1M L+850	5,602,242	5,602,242	5,602,242
			(PIK 9.95%)
Quick Weight Loss Centers, LLC	10/12/2023	Beverage, Food and Tobacco	0.00%	(6)	—	235,960	238,372	—
Total Second Lien Secured Debt							5,840,614	5,602,242
Preferred Equity—0.0% (6)
Quick Weight Loss Centers Holdings, LLC (8)	—	Beverage, Food and Tobacco	—		—	9,568,216	842,352	—
Total Preferred Equity							842,352	—
Common Equity/Warrants—0.2% (6)
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco	—		—	8,034	10,453,350	943,139
Quick Weight Loss Centers, LLC (7), (8)	—	Beverage, Food and Tobacco	—		—	60	2,520,000	—
Total Common Equity/Warrants							12,973,350	943,139
Total Investments in Non-Controlled, Affiliated Portfolio Companies							25,970,270	11,138,636
Investments in Controlled, Affiliated Portfolio Companies—33.0% (3), (4)
First Lien Secured Debt—25.5%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	9.45%		3M L+800	123,418,750	123,418,750	119,716,188
Total First Lien Secured Debt							123,418,750	119,716,188
Equity Interests—7.5%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	52,894	52,893,750	35,121,921
Total Equity Interests							52,893,750	35,121,921
Total Investments in Controlled, Affiliated Portfolio Companies							176,312,500	154,838,109
Total Investments—250.9%							1,250,442,852	1,178,959,859
Cash and Cash Equivalents—6.4%
BlackRock Federal FD Institutional 30							8,688,080	8,688,080
BNY Mellon Cash							21,535,871	21,305,672
Total Cash and Cash Equivalents							30,223,951	29,993,752
Total Investments and Cash Equivalents—257.3%							$1,280,666,803	$1,208,953,611
Liabilities in Excess of Other Assets—(157.3)%								(739,124,337)
Net Assets—100.0%								$469,829,274

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L” or Prime rate, or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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
(9)

Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2020, qualifying assets represent 83% of our total assets and non-qualifying assets represent 17% of our total assets.

(11)	Par amount is denominated in Canadian Dollars (C$) as denoted.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—176.7% (3), (4)
First Lien Secured Debt—162.7%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	10.04%		1M L+800	15,000,000	$14,702,672	$15,000,000
Altamira Technologies, LLC	07/24/2025	IT Services	8.28%		3M L+600	6,500,000	6,404,125	6,500,000
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	2,156,250	—	—
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	7.07%		3M L+475	5,798,444	5,727,667	5,740,459
American Insulated Glass, LLC	12/21/2023	Building Products	8.10%		3M L+550	14,925,000	14,670,272	14,701,125
American Insulated Glass, LLC (7), (9)	12/21/2023	Building Products	—		—	649,351	—	(9,740)
American Teleconferencing Services, Ltd.	12/08/2021	Telecommunications	8.69%		3M L+650	9,672,954	9,590,848	6,771,068
API Holdings III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	6.45%		1M L+425	5,985,000	5,955,320	5,783,006
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	7.61%		3M L+550	11,730,000	11,651,612	11,612,700
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.56%		3M L+625	13,096,955	12,864,397	13,096,955
By Light Professional IT Services, LLC (7)	05/16/2022	High Tech Industries	—		—	15,745,817	—	—
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2022	High Tech Industries	—		—	2,504,092	—	—
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%		3M L+650	2,868,106	2,848,592	2,854,626
Cano Health, LLC	12/23/2021	Healthcare and Pharmaceuticals	8.36%		1M L+650	23,306,224	23,094,603	23,306,224
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.86%		1M L+575	3,834,884	3,840,082	3,719,837
CHA Holdings, Inc.	04/10/2025	Environmental Industries	6.79%		3M L+450	7,366,205	7,340,067	7,329,374
CHA Holdings, Inc. (7), (9)	04/10/2025	Environmental Industries	—		—	53,571	—	(268)
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	7.87%		1M L+575	284,579	284,579	277,464
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	426,868	—	(10,672)
Confluent Health, LLC	06/24/2026	Healthcare Providers and Services	7.40%		1M L+500	4,000,000	3,960,046	3,940,000
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.60%		3M L+550	944,900	931,008	944,900
Deva Holdings, Inc. (Revolver) (7), (9)	10/31/2022	Consumer Goods: Non-Durable	—		—	2,115,000	—	—
Digital Room Holdings, Inc. (7)	05/22/2026	Media: Advertising, Printing and Publishing	7.09%		1M L+500	9,975,000	9,827,383	9,495,003
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.08%		3M L+575	14,340,441	14,159,516	14,197,037
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	9.75%		P+475	439,118	439,118	434,726
(Revolver) (7), (9)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—		—	3,952,059	—	(39,522)
(Revolver) (7), (9)
Douglas Sewer Intermediate, LLC (7)	10/19/2022	Chemicals, Plastics and Rubber	7.85%		3M L+575	9,816,712	9,755,921	9,718,545
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	10.06%		3M L+800	18,592,082	18,478,010	18,406,161
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	7.07%		1M L+500	21,564,375	21,564,375	21,564,375
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000,000	—	—
Education Networks of America, Inc.	05/06/2021	Telecommunications	9.62%		1M L+750	10,401,338	10,401,338	10,349,331
					(PIK 2.50%)
Education Networks of America, Inc. (Revolver) (7), (9)	05/06/2021	Telecommunications	9.66%		1M L+750	2,189,535	2,189,535	2,178,587
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	8.85%		3M L+675	7,250,797	7,220,335	7,178,290
FlexPrint, LLC	01/02/2024	Professional Services	8.61%		3M L+620	4,281,014	4,213,518	4,216,799
FlexPrint, LLC (7), (9)	01/02/2024	Professional Services	—		—	3,772,226	—	(28,292)
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%		1M L+625	12,112,187	11,880,407	12,112,187
GCOM Software LLC (Revolver) (7), (9)	11/14/2022	High Tech Industries	—		—	2,666,667	—	—
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—		—	3,137,000	—	(31,370)
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.66%		3M L+450	19,325,409	19,215,204	19,132,154
GSM Holdings, Inc. (Revolver) (7)	06/03/2024	Consumer Goods: Durable	6.69%		3M L+450	5,938,737	5,938,737	5,879,350
GSM Holdings, Inc. (Revolver) (7), (9)	06/03/2024	Consumer Goods: Durable	—		—	1,187,747	—	(11,877)
HW Holdco, LLC	12/10/2024	Media	8.39%		1M L+625	7,491,774	7,422,604	7,491,774
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	8.39%		1M L+625	209,032	209,032	209,032
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—		—	1,242,581	—	—
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—		—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.72%		1M L+650	12,807,129	12,742,367	12,679,058
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	8.35%		3M L+625	3,305,640	3,271,191	3,272,584
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	10.00%		P+500	159,292	159,292	158,495
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9), (10)	04/13/2023	Capital Equipment	—		—	371,681	—	(1,858)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	6.85%		3M L+475	25,755,126	25,541,479	25,755,126
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—		—	5,000,000	—	—
Inventus Power, Inc.	04/30/2020	Consumer Goods: Durable	8.54%		1M L+650	4,105,494	4,100,506	3,777,055
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	7.30%		1M L+525	500,000	500,000	493,950
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—		—	928,571	—	(11,236)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	10.60%		1M L+850	5,429,692	5,327,414	5,429,692
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—		—	1,344,828	—	—
KHC Holdings, Inc.	10/31/2022	Wholesale	8.23%		3M L+600	12,031,250	11,925,121	12,031,250
KHC Holdings, Inc. (Revolver) (7)	10/30/2020	Wholesale	6.29%		1M L+425	479,839	479,839	479,839
KHC Holdings, Inc. (Revolver) (7), (9)	10/30/2020	Wholesale	—		—	729,839	—	—
Lago Resort & Casino, LLC	03/07/2022	Hotel, Gaming and Leisure	11.60%		3M L+950	9,316,000	9,224,654	9,176,260
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%		1M L+550	8,357,143	8,311,279	8,349,621
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	7.61%		1M L+550	126,984	126,984	126,870
LAV Gear Holdings, Inc. (Revolver) (7), (9)	10/31/2024	Capital Equipment	—		—	1,460,317	—	(1,314)
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	0.00%	(6)	—	4,736,107	4,599,788	94,722
Lombart Brothers, Inc.	04/13/2022	Capital Equipment	8.35%		3M L+625	13,783,976	13,628,111	13,646,136
Lombart Brothers, Inc. (Revolver) (7)	04/13/2022	Capital Equipment	10.00%		P+500	437,272	437,272	435,086
Lombart Brothers, Inc. (Revolver) (7), (9)	04/13/2022	Capital Equipment	—		—	801,666	—	(4,009)
Long Island Vision Management, LLC	09/11/2023	Healthcare and Pharmaceuticals	7.05%		3M L+475	8,165,763	8,114,887	8,124,934
Long Island Vision Management, LLC (7), (9)	09/11/2023	Healthcare and Pharmaceuticals	—		—	1,788,843	—	(8,944)
Long’s Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%		1M L+500	9,900,000	9,830,562	9,801,000
Long’s Drugs Incorporated (Revolver) (7), (9)	08/19/2022	Healthcare and Pharmaceuticals	—		—	3,000,000	—	(60,000)

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Affiliated Portfolio Companies—4.1% (3), (4)
First Lien Secured Debt—0.9%
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	7.10%	3M L+500	1,544,161	$1,505,589	$1,544,161
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	7.10%	3M L+500	769,038	769,038	769,038
Country Fresh Holdings, LLC (Revolver) (7), (9)	05/01/2023	Beverage, Food and Tobacco	—	—	1,977,526	—	—
Quick Weight Loss Centers, LLC (7)	10/12/2023	Beverage, Food and Tobacco	4.00%	—	2,016,667	2,016,667	2,036,833
Total First Lien Secured Debt			(PIK 4.00%)			4,291,294	4,350,032
Second Lien Secured Debt—1.1%
Country Fresh Holdings, LLC (7)	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850	5,314,125	5,314,125	5,314,125
			(PIK 10.60%)
Quick Weight Loss Centers, LLC	10/12/2023	Beverage, Food and Tobacco	4.00%	—	233,572	233,572	235,908
Total Second Lien Secured Debt			(PIK 4.00%)			5,547,697	5,550,033
Preferred Equity—0.2% (6)
Quick Weight Loss Centers Holdings, LLC (7), (8)	—	Beverage, Food and Tobacco	—	—	9,568,216	842,352	891,816
Total Preferred Equity						842,352	891,816
Common Equity/Warrants—1.9% (6)
Country Fresh Holding Company Inc. (7)	—	Beverage, Food and Tobacco	—	—	8,034	10,453,350	6,864,302
Quick Weight Loss Centers, LLC (7), (8)	—	Beverage, Food and Tobacco	—	—	60	2,520,000	2,774,382
Total Common Equity/Warrants						12,973,350	9,638,684
Total Investments in Non-Controlled, Affiliated Portfolio Companies						23,654,693	20,430,565
Investments in Controlled, Affiliated Portfolio Companies—34.2% (3), (4)
First Lien Secured Debt—24.3%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	10.10%	3M L+800	122,193,750	122,193,750	122,193,750
Total First Lien Secured Debt						122,193,750	122,193,750
Equity Interests—9.9%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	52,369	52,368,750	49,969,330
Total Equity Interests						52,368,750	49,969,330
Total Investments in Controlled, Affiliated Portfolio Companies						174,562,500	172,163,080
Total Investments—215.0%						1,085,172,349	1,081,706,909
Cash and Cash Equivalents—12.6%
BlackRock Federal FD Institutional 30						18,053,873	18,053,873
BNY Mellon Cash						45,313,364	45,283,855
Total Cash and Cash Equivalents						63,367,237	63,337,728
Total Investments and Cash Equivalents—227.6%						$1,148,539,586	$1,145,044,637
Liabilities in Excess of Other Assets—(127.6)%							(641,987,126)
Net Assets—100.0%							$503,057,511

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or Prime rate, or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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
(9)

Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

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

MARCH 31, 2020

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

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $520 million at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

MARCH 31, 2020

(Unaudited)

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2020, we had two portfolio companies on non-accrual, representing 0.6% and zero of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2019, we had one portfolio company on non-accrual, representing 0.4% and zero of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur any material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and six months ended March 31, 2020, we recorded a provision for taxes of $0.1 million and $0.2 million, respectively, pertaining to U.S. federal excise tax. For both the three and six months ended March 31, 2019, we did not record a provision for taxes.

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

MARCH 31, 2020

(Unaudited)

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

Capital transactions in connection with offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2020. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components— a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2020, the Investment Adviser earned a base management fee of $2.9 million and $5.8 million, respectively, from us. For the three and six months ended March 31, 2019, the Investment Adviser earned a base management fee of $2.4 million and $4.9 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2020, the Investment Adviser earned $2.9 million and $5.3 million, respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2019, the Investment Adviser earned $2.5 million and $2.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both the three and six months ended March 31, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for both the three and six months ended March 31, 2020 was zero. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2019 was zero and $(1.4) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2020. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2020, we reimbursed the Investment Adviser approximately $0.7 million and $1.0 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2019, we reimbursed the Investment Adviser approximately $0.8 million and $1.1 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During both the three and six months ended March 31, 2020, the Company sold $15.0 million in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for both periods amounted to $1.0 million. There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and six months ended March 31, 2019.

For the three and six months ended March 31, 2020, we sold $17.8 million and $86.7 million in investments, respectively, to PSSL at fair value and recognized net realized gains of less than $0.1 million and $0.5 million, respectively. For the three and six months ended March 31, 2019, we sold $19.7 million and $57.7 million in investments, respectively, to PSSL at fair value and recognized less than $0.1 million and $0.2 million of net realized gains, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2020 totaled $167.8 million and $408.1 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $136.5 million and $317.3 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2020 totaled $99.4 million and $243.1 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $143.2 million and $333.5 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

Investments, cash and cash equivalents consisted of the following:

	March 31, 2020		September 30, 2019
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$993,227,859	$952,321,316	$833,678,981	$822,707,050
First lien in PSSL	123,418,750	119,716,188	122,193,750	122,193,750
Second lien	33,089,637	31,994,207	34,307,150	34,370,598
Equity	47,812,856	39,806,227	42,623,718	52,466,181
Equity in PSSL	52,893,750	35,121,921	52,368,750	49,969,330
Total investments	1,250,442,852	$1,178,959,859	1,085,172,349	1,081,706,909
Cash and cash equivalents	30,223,951	29,993,752	63,367,237	63,337,728
Total investments and cash and cash equivalents	$1,280,666,803	$1,208,953,611	$1,148,539,586	$1,145,044,637

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2020 (1)	September 30, 2019 (1)
Professional Services	8%	3%
Aerospace and Defense	7	7
High Tech Industries	6	5
Business Services	5	5
Capital Equipment	5	5
Healthcare and Pharmaceuticals	5	6
Media	5	5
Hotel, Gaming and Leisure	4	7
Beverage, Food and Tobacco	3	6
Chemicals, Plastics and Rubber	3	3
Construction and Building	3	4
Consumer Goods: Durable	3	3
Consumer Services	3	3
Healthcare Technology	3	1
Media: Diversified and Production	3	4
Telecommunications	3	4
Banking, Finance, Insurance & Real Estate	2	2
Consumer Goods: Non-Durable	2	3
Diversified Financial Services	2	3
Electronic Equipment, Instruments, and Components	2	1
Hotels, Restaurants and Leisure	2	2
Insurance	2	—
Media: Advertising, Printing and Publishing	2	2
Media: Broadcasting and Subscription	2	2
Personal Products	2	—
Beverages	1	1
Building Products	1	2
Commercial Services & Supplies	1	2
Construction & Engineering	1	—
Diversified Consumer Services	1	1
Healthcare Providers and Services	1	—
Retail	1	1
Wholesale	1	3
All Other	5	4
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2020, PSSL had total assets of $497.2 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $28.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $123.4 million and equity interests of $52.9 million. As of the same date, we had commitments to fund first lien secured debt to PSSL of $140.9 million, of which $17.5 million was unfunded, and commitments to fund equity interests in PSSL of $60.4 million, of which $7.4 million was unfunded.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

We and Kemper each appointed two members to PSSL’s four-person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee, provided that two individuals are present that were elected, designated or appointed by each member.

Additionally, PSSL has entered into a $420.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 200 basis points, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	March 31, 2020	September 30, 2019
Total investments	$482,798,265	$488,549,847
Weighted average yield on debt investments	7.0%	7.6%
Number of portfolio companies in PSSL	51	45
Largest portfolio company investment	$21,915,026	$22,026,186
Total of five largest portfolio company investments	$98,532,862	$102,872,275

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

Below is a listing of PSSL’s individual investments as of March 31, 2020:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt
Altamira Technologies, LLC	07/24/2025	Business Services	7.78%	3M L+600		4,937,500	$4,870,291	$4,838,750
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%	3M L+475		7,709,836	7,635,520	7,632,738
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.86%	1M L+625		13,578,048	13,380,598	13,170,706
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.28%	3M L+650		11,675,625	11,593,803	11,271,648
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%	1M L+575		7,311,083	7,276,584	7,237,972
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.71%	1M L+525		10,370,472	10,361,964	10,059,358
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.36%	1M L+575		9,997,608	9,918,100	8,897,872
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.45%	1M L+500		182,403	179,556	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.45%	1M L+500		450,110	450,111	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.20%	3M L+575		12,250,000	12,116,071	12,005,000
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.20%	3M L+575		8,125,453	8,081,707	7,962,943
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Non-Durable	7.20%	1M L+575		8,062,563	7,985,331	7,649,760
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.87%	3M L+525	A	$10,000,000	7,385,936	5,753,270
GCOM Software LLC	11/14/2022	High Tech Industries	7.86%	1M L+625		17,091,551	16,988,454	17,048,821
Good2Grow LLC	11/18/2024	Beverage, Food and Tobacco	5.32%	3M L+425		11,329,248	11,237,035	10,536,200
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.56%	3M L+450		19,569,810	19,436,112	19,080,565
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	5.95%	3M L+450		12,343,750	12,292,298	11,603,125
Impact Group, LLC	06/27/2023	Wholesale	7.95%	1M L+650		9,340,185	9,254,980	7,985,858
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.75%	1M L+475	A	$15,000,000	10,984,374	8,382,025
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.20%	1M L+475		9,924,623	9,924,623	9,527,638
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	6.75%	1M L+525		19,750,000	19,507,844	18,805,950
Lash Opco, LLC - Term Loan	12/12/2024	Consumer Goods: Non-Durable	8.75%	3M L+725		7,406,250	7,192,235	6,813,750
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	6.95%	3M L+550		9,875,000	9,794,401	9,452,350
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.75%	3M L+575	A	$14,680,747	10,435,897	8,850,571
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%	1M L+600		6,984,375	7,018,576	6,285,938
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%	1M L+600		6,842,500	6,769,218	6,509,954
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	6.58%	P+275	C	$5,730,254	4,447,088	3,703,821
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.95%	3M L+550		4,937,500	4,889,980	4,591,875
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	3M L+500		5,979,856	5,952,437	5,831,556
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.00%	1M L+500		14,737,500	14,629,441	13,890,094
Nuvei Technologies Corp.	09/28/2025	High Tech Industries	6.00%	1M L+500		12,452,133	12,513,133	12,078,570
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	5.25%	1M L+425		10,768,333	10,660,650	10,660,648
Output Services Group, Inc.	03/27/2024	Business Services	6.11%	1M L+450		7,843,419	7,866,673	7,137,512
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	6.07%	1M L+500		9,842,557	9,759,641	9,252,004
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	7.12%	3M L+575		1,749,547	1,730,634	1,714,556
PlayPower, Inc.	05/08/2026	Consumer Goods: Durable	6.95%	3M L+550		4,168,500	4,129,610	4,043,445
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	1M L+550		4,975,000	4,902,819	4,726,250
Schlesinger Global, Inc.	07/14/2025	Business Services	7.44%	1M L+600		11,964,715	11,964,715	11,725,430
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.20%	3M L+450		11,232,813	11,139,848	11,120,484
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	7.58%	1M L+600		4,687,495	4,687,495	4,406,245
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.74%	3M L+575		6,539,462	6,461,958	6,321,698
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	5.00%	3M L+400		15,147,368	15,150,402	14,162,789
STV Group Incorporated	12/11/2026	Construction and Building	6.24%	1M L+525		7,980,000	7,902,772	7,820,400
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450		8,409,616	8,368,338	8,073,231
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525		4,975,000	4,793,152	4,726,250
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.92%	6M L+525		8,687,660	8,661,839	8,166,400
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	7.14%	3M L+475		8,969,066	8,882,178	8,703,582
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%	1M L+550		9,924,623	9,924,623	9,726,131
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625		6,910,465	6,785,977	6,703,151
UBEO, LLC	04/03/2024	Capital Equipment	6.76%	3M L+450		22,136,390	21,947,892	21,915,026
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%	3M L+500		11,521,769	11,353,227	11,291,333
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.41%	3M L+650		15,797,891	15,545,471	15,797,891
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750		5,326,734	5,262,695	5,273,467
Total First Lien Secured Debt							492,386,307	471,559,114
Second Lien Secured Debt
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.95%	1M L+850		918,103	918,103	918,104
			(PIK 9.95%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%			15,946	15,946	15,229
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%	—		7,977,513	7,977,513	7,618,525
			(PIK 9.00%)
Total Second Lien Secured Debt							8,911,562	8,551,858
Equity Securities
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	154,563
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	2,532,730
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	—
Total Equity Securities							6,983,937	2,687,293
Cash and Cash Equivalents
BlackRock Federal FD Institutional 30							8,789,465	8,789,465
US Bank Cash							3,128,147	2,964,039
Total Cash and Cash Equivalents							11,917,612	11,753,504
Total Investments and Cash Equivalents							$520,199,418	$494,551,769
Liabilities in Excess of Other Assets								(454,412,431)
Members' Equity								$40,139,338

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L” or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

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
(5)

Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	March 31, 2020	September 30, 2019
	(Unaudited)
Assets
Investments at fair value (cost—$508,281,806 and $494,413,190, respectively)	$482,798,265	$488,549,847
Cash and cash equivalents (cost—$11,917,612 and $15,322,531, respectively)	11,753,504	15,294,881
Interest receivable	1,703,141	1,855,545
Prepaid expenses and other assets	490,875	996,333
Total assets	496,745,785	506,696,606
Liabilities
PSSL Credit Facility payable	314,443,536	308,724,305
Notes payable to members	141,050,000	139,650,000
Interest payable on PSSL Credit Facility	1,073,654	1,015,468
Interest payable on notes to members	39,257	176,273
Accrued other expenses	—	22,754
Total liabilities	456,606,447	449,588,800
Commitments and contingencies (1)	—	—
Members' equity	40,139,338	57,107,806
Total liabilities and members' equity	$496,745,785	$506,696,606

(1)	As of March 31, 2020 and September 30, 2019, PSSL had unfunded commitments to fund investments of zero and $0.3 million, respectively.

Statements of Operations
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Investment income:
Interest	$8,623,991	$10,379,484	$17,399,249	$5,097,142
Other income	2,994	141,030	(3,637)	12,219
Total investment income	8,626,985	10,520,514	17,395,612	5,109,361
Expenses:
Interest and expenses on PSSL Credit Facility	3,341,355	4,336,173	6,746,751	1,957,836
Interest expense on notes to members	3,508,325	3,673,693	7,139,570	1,638,700
Administrative services expenses	300,000	300,000	600,000	150,000
Other general and administrative expenses (1)	113,650	113,650	227,360	465,436
Total expenses	7,263,330	8,423,516	14,713,681	4,211,972
Net investment income	1,363,655	2,096,998	2,681,931	897,389
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(34,117)	320,818	418,361	15,946
Net change in unrealized (depreciation) appreciation on:
Investments	(20,835,443)	388,105	(19,756,654)	999,702
Credit facility foreign currency translation	4,013,416	(350,091)	2,687,894	(251,668)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translation	(16,822,027)	38,014	(17,068,760)	748,034
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translation	(16,856,144)	358,832	(16,650,399)	763,980
Net (decrease) increase in members' equity resulting from operations	$(15,492,489)	$2,455,830	$(13,968,468)	$1,661,369

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2031 Asset-Backed Debt and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such bids do not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. In accordance with ASC 820, we do not categorize any investments for which fair value is measured using the net asset value per share as a practical expedient within the fair value hierarchy.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$53,056,176	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,007,349,058	Market Comparable	Market Yield	6.0% – 18.0% (9.0%)
Second lien	26,391,965	Market Comparable	Market Yield	9.3% – 14.2% (10.6%)
First lien	11,632,270	Enterprise Market Value	EBITDA multiple	4.8x – 5.0x (4.9x)
Second lien	5,602,242	Enterprise Market Value	EBITDA multiple	4.8x
Equity	39,806,227	Enterprise Market Value	EBITDA multiple	4.8x – 12.9x (9.6x)
Total Level 3 investments	$1,143,837,938
Long-Term Credit Facility	$400,592,492	Market Comparable	Market Yield	4.5%

Asset Category	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$274,095,799	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,205,284	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	661,720,734	Market Comparable	Market Yield	3.9% – 29.2% (8.3%)
Second lien	26,851,188	Market Comparable	Market Yield	3.9% – 14.2% (10.6%)
First lien	9,084,267	Enterprise Market Value	EBITDA multiple	5.0x – 10.9x (6.5x)
Second lien	5,314,125	Enterprise Market Value	EBITDA multiple	10.9x
Equity	52,466,181	Enterprise Market Value	EBITDA multiple	6.3x – 50.8x (15.4x)
Total Level 3 investments	$1,031,737,579
Long-Term Credit Facility	$263,988,583	Market Comparable	Market Yield	4.0%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, and the 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy:

	Fair Value at March 31, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,072,037,504	$—	$—	$1,072,037,504	$—
Second lien	31,994,207	—	—	31,994,207	—
Equity	74,928,148	—	—	39,806,227	35,121,921
Total investments	1,178,959,859	—	—	1,143,837,938	35,121,921
Cash and cash equivalents	29,993,752	29,993,752	—	—	—
Total investments and cash and cash equivalents	$1,208,953,611	$29,993,752	$—	$1,143,837,938	$35,121,921
Long-Term Credit Facility	$400,592,492	$—	$—	$400,592,492	$—
2023 Notes	111,736,940	111,736,940	—	—	—
2031 Asset-Backed Debt (2)	224,550,913	—	—	224,550,913	—
Total debt	$736,880,345	$111,736,940	$—	$625,143,405	$—

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

MARCH 31, 2020

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2020
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$944,900,800	$86,836,779	$1,031,737,579
Net realized (loss) gain	(619,987)	35,322	(584,665)
Net change in unrealized depreciation	(33,637,179)	(19,007,976)	(52,645,155)
Purchases, PIK interest, net discount accretion and non-cash exchanges	402,181,468	6,255,958	408,437,426
Sales, repayments and non-cash exchanges	(240,787,598)	(2,319,649)	(243,107,247)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,072,037,504	$71,800,434	$1,143,837,938
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(36,700,242)	$(18,960,794)	$(55,661,036)

	Six Months Ended March 31, 2019
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$913,297,976	$42,517,588	$955,815,564
Net realized gains	1,284,454	65,936	1,350,390
Net change in unrealized (depreciation) appreciation	(24,640,721)	1,351,293	(23,289,428)
Purchases, PIK interest, net discount accretion and non-cash exchanges	288,897,752	20,668,086	309,565,838
Sales, repayments and non-cash exchanges	(328,719,308)	(4,799,810)	(333,519,118)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$850,120,153	$59,803,093	$909,923,246
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(24,868,883)	$1,351,293	$(23,517,590)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Long-Term Credit Facility	2020	2019
Beginning Balance (cost – $265,307,500 and $333,727,520, respectively)	$263,988,583	$332,128,815
Net change in unrealized depreciation included in earnings	(11,396,091)	(1,768,994)
Borrowings	245,000,000	190,700,000
Repayments	(97,000,000)	(172,120,020)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $413,307,500 and $352,307,500, respectively)	$400,592,492	$348,939,801

As of March 31, 2020, we had outstanding non-U.S. dollar borrowings on the Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	$12,294,938	April 1, 2020	$(112,563)

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, relating to amendment costs on the Credit Facility during both the three and six months ended March 31, 2020. Due to that election and in accordance with GAAP, we incurred expenses of less than $0.1 million and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2019. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the three and six months ended March 31, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $33.5 million and $34.9 million, respectively. For the three and six months ended March 31, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $5.6 million and $0.1 million, respectively. As of March 31, 2020 and September 30, 2019, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $39.6 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2020 were as follows:

Name of Investment	Fair value at September 30, 2019	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2020	Interest Income	Dividend Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$14,491,626	$2,270,242	$—	$(5,925,762)	$10,836,106	$412,835	$—	$—
Quick Weight Loss Centers, LLC	5,938,939	45,335	—	(5,681,744)	302,530.0	46,290	—	—
Total Non-Controlled Affiliates	$20,430,565	$2,315,577	$—	$(11,607,506)	$11,138,636	$459,125	$—	$—

Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$172,163,080	$1,750,000	$—	$(19,074,971)	$154,838,109	$6,225,109	$3,150,000	$—
Total Controlled Affiliates	$172,163,080	$1,750,000	$—	$(19,074,971)	$154,838,109	$6,225,109	$3,150,000	$—
Total Controlled and Non-Controlled Affiliates	$192,593,645	$4,065,577	$—	$(30,682,477)	$165,976,745	$6,684,234	$3,150,000	$—

*

We and Kemper are the members of PSSL, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL make investments in the PSSL in the form of first lien secured debt and equity interests, and all portfolio and other material decisions regarding PSSL must be submitted to PSSL’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Kemper. Because management of PSSL is shared equally between us and Kemper, we do not believe we control PSSL for purposes of the 1940 Act or otherwise.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator for net decrease in net assets resulting from operations	$(21,101,049)	$(5,471,725)	$(11,128,155)	$(476,530)
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074	38,772,074	38,772,074
Basic and diluted net decrease in net assets per share resulting from operations	$(0.54)	$(0.14)	$(0.29)	$(0.01)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2020 and September 30, 2019, cash and cash equivalents consisted of money market funds in the amounts of $30.0 million and $63.3 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2020	2019
Per Share Data:
Net asset value, beginning of period	$12.97	$13.82
Net investment income (1)	0.59	0.59
Net change in realized and unrealized loss (1)	(0.88)	(0.60)
Net decrease in net assets resulting from operations (1)	(0.29)	(0.01)
Distributions to stockholders (1), (2)	(0.57)	(0.57)
Net asset value, end of period	$12.12	$13.24
Per share market value, end of period	$4.86	$12.81
Total return* (3)	(56.05)%	1.75%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.30%	3.16%
Ratio of debt related expenses to average net assets (5)	6.01%	4.89%
Ratio of total expenses to average net assets (5)	11.31%	8.05%
Ratio of net investment income to average net assets (5)	9.20%	9.49%
Net assets at end of period	$469,829,274	$513,264,956
Weighted average debt outstanding	$720,417,458	$418,424,913
Weighted average debt per share (1)	$18.58	$10.79
Asset coverage per unit (6)	$1,552	$2,044
Portfolio turnover ratio	42.35%	65.73%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2020 and 2019, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 4.1% and 6.2%, respectively. As of March 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 155% and 179%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $520 million as of March 31, 2020, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of March 31, 2020 and September 30, 2019, Funding I had $413.3 million and $265.3 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.6% and 4.1%, exclusive of the fee on undrawn commitments as of March 31, 2020 and September 30, 2019, respectively. As of March 31, 2020 and September 30, 2019, we had $106.7 million and $254.7 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

During the revolving period, the Credit Facility bears interest at LIBOR (or an alternative risk-free interest rate index) plus 200 basis points and, after the revolving period, the rate will reset to LIBOR (or an alternative risk-free interest rate index) plus 425 basis points for the remaining two years, maturing in October 2023. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2020

(Unaudited)

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2020, we were in compliance with the covenants relating to the Credit Facility.

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

The 2023 Notes currently pay interest at a rate of 4.3% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes is payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of our existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to the post-effective amendment to our registration statement filed on December 13, 2017 for more information. The 2023 Notes are rated ilA- by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

2031 Asset-Backed Debt

In September 2019, the Company completed the 301.4 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2031 Asset-Backed Debt was issued by the Securitization Issuer. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Loans maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The annualized interest on the 2031 Asset-Backed Debt will be paid, to the extent of funds available. The reinvestment period of the Debt Securitization ends on October 15, 2023 and the 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of March 31, 2020 and September 30, 2019, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding, respectively, with a weighted average interest rate of 4.0% and 4.2%. As of March 31, 2020 and September 30, 2019, the unamortized fees on the 2031 Asset-Backed Debt were $3.4 million and $3.7 million, respectively.

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

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2020 and September 30, 2019, we had $60.3 million and $101.1 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $24.9 million and $9.2 million, respectively, to PSSL as of March 31, 2020 and September 30, 2019 that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2020, the related consolidated statements of operations and the related consolidated statements of changes in net assets for the three and six months ended March 31, 2020 and 2019,  and cash flows for the six months ended March 31, 2020 and 2019, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 20, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

May 11, 2020

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”);

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic;

•	our ability to continue to effectively manage our business due to the significant disruptions caused by the current COVID-19 pandemic;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments and ability to fund capital commitments to PSSL;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of Brexit and other world economic and political issues.

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

We believe that Floating Rate Loans to U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured Floating Rate Loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

COVID-19 Developments

The novel coronavirus (commonly known as “COVID-19”) was first detected in December 2019 in the city of Wuhan in China and has since been identified as a global pandemic by the World Health Organization. In response, governmental authorities of affected jurisdictions, including those in the United States, have imposed travel restrictions and required the temporary closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation. These restrictions and “stay-at-home” orders have essentially resulted in the shutdown of all non-essential businesses, as defined by each governmental authority imposing the respective orders. The economic impact resulting from such restrictions has adversely affected the business operations of some, if not all, of our portfolio companies, as well as our own operations and the operations of our Investment Adviser. We cannot predict with any level of certainty the magnitude of the impact to our business operations or the business operations of our portfolio companies due to the business and supply-chain disruptions caused by the COVID-19 pandemic and the resulting governmental responses. However, we expect such adverse effects to continue for the duration of the pandemic, and potentially for some time thereafter.

Due to the nature of these governmental restrictions and their potentially long-lasting duration, we anticipate that some portfolio companies, especially those in vulnerable industries such as retail, food and beverage and travel, will undergo significant financial distress and possibly default on their financial obligations to us and their other capital providers. Moreover, if our portfolio companies remain subject to prolonged and severe financial distress, we expect such companies to substantially curtail their operations, defer capital expenditures, furlough or lay off workers and terminate relationships with their service providers. These developments would likely reduce the value of our investments in such portfolio companies and permanently impair their business operations.

The COVID-19 pandemic could continue to have an adverse impact on the global economy and result in a period, however long, of global economic slowdown. Particularly, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results as well as the future performance and financial results of our portfolio companies. While we are unable to predict the ultimate adverse effect of COVID-19 on our results of operation, we have identified certain factors that may affect market, economic and geopolitical conditions, and thereby may adversely affect our business, including:

•	U.S. and global economic slowdowns;
•	changes in interest rates, including LIBOR;
•	limited availability of credit, both in the U.S. and internationally;
•	disruptions to supply-chains and price volatility;
•	changes to existing laws and regulations, or the imposition of new laws and regulations; and
•	uncertainty regarding future governmental and regulatory policies.

The business disruption and financial harm resulting from COVID-19 experienced by our portfolio companies are likely to reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of March 31, 2020, we had two portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic may result in additional portfolio investments being placed on non-accrual status in the future.

We have had a significant reduction in our net asset value as of March 31, 2020 as compared to our net asset value as of the prior quarter, which was primarily due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact as well as the re-pricing of credit risk in the broadly syndicated credit market. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in unrealized depreciation in respect of our portfolio company investments, which led to a decrease in the fair value of some of our portfolio company investments.

Additionally, as of March 31, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 155% and 179%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make payments required under such facility or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the Lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period ends in October 2021, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points. LIBOR decreased in March 2020 when, among other things, the U.S. Federal Reserve reduced certain interest rates as a result of the COVID-19 pandemic. If interest rates remain at such levels, our gross investment income may decrease which could result in a decrease in our net investment income if decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, or a decrease in the interest rate of any floating interest rate liabilities we may have that are tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

While we have generally avoided direct investments in industries that have been hard hit by the spread of COVID-19, including oil and gas, retail, restaurants and airlines, some of our portfolio companies, such as those in the events and gaming industries, have been especially susceptible to the economic effects of the COVID-19 pandemic. As the COVID-19 pandemic began to worsen, we proactively took action to support and evaluate our portfolio companies including, but not limited to, the following: 1) gathering additional information regarding the business operations and market impact of COVID-19 from a multitude of sources such as qualified third-party service providers, management teams and private equity sponsor owners of our investment companies and other sources; 2) establishing frequent real-time communications with our private equity sponsor partners and stakeholders, which we believe will result in more efficient solutions for our portfolio companies and, due to our strong business relationships with such sponsors, will create the appropriate incentives necessary for them to work with us to address the needs of our portfolio companies; and 3) through the use of our underwriting team and the benefit of our strong analytics surrounding the portfolio, assessing the likely impact of the COVID-19 pandemic on our portfolio companies and segmenting our portfolio to call attention to those borrowers who, as a result of COVID-19, are of moderate or higher risk of default, which will enable us to focus on and assist those borrowers which are more likely to require attention.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2020, our portfolio totaled $1,179.0 million and consisted of $1,072.0 million of first lien secured debt (including $119.7 million in PSSL), $32.0 million of second lien secured debt and $74.9 million of preferred and common equity (including $35.1 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of March 31, 2020, we had two portfolio companies on non-accrual, representing 0.6% and zero of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $71.7 million. Our overall portfolio consisted of 108 companies with an average investment size of $10.9 million, had a weighted average yield on debt investments of 7.8%, and was invested 91% in first lien secured debt (including 10% in PSSL), 3% in second lien secured debt and 6% in preferred and common equity (including 3% in PSSL). As of March 31, 2020, 98% of the investments held by PSSL were first lien secured debt.

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

For the three months ended March 31, 2020, we invested $167.5 million in seven new and 37 existing portfolio companies with a weighted average yield on debt investments of 7.5%. Sales and repayments of investments for the three months ended March 31, 2020 totaled $99.4 million. For the six months ended March 31, 2020, we invested $407.0 million in 17 new and 68 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the six months ended March 31, 2020 totaled $243.1 million.

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

PennantPark Senior Secured Loan Fund I LLC

As of March 31, 2020, PSSL’s portfolio totaled $482.8 million, consisted of 51 companies with an average investment size of $9.5 million and had a weighted average yield on debt investments of 7.0%. As of September 30, 2019, PSSL’s portfolio totaled $488.5 million, consisted of 45 companies with an average investment size of $10.9 million and had a weighted average yield on debt investments of 7.6%.

For the three months ended March 31, 2020, PSSL invested $17.9 million (including $17.8 million purchased from the Company) in three new and one existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the three months ended March 31, 2020 totaled $7.9 million. For the six months ended March 31, 2020, PSSL invested $87.1 million (including $86.7 million purchased from the Company) in 11 new and two existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the six months ended March 31, 2020 totaled $74.3 million.

For the three months ended March 31, 2019, PSSL invested $25.2 million (of which $19.7 million was purchased from the Company) in one new and three existing portfolio companies with a weighted average yield on debt investments of 8.0%. PSSL’s sales and repayments of investments for the three months ended March 31, 2019 totaled $17.8 million. For the six months ended March 31, 2019 PSSL invested $167.6 million in 10 new and 10 existing portfolio companies with a weighted average yield on debt investments of 8.1%. PSSL’s sales and repayments of investments for the six months ended March 31, 2019 totaled $88.5 million.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2031 Asset-Backed Debt and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero relating to amendment costs on the Credit Facility during both the three and six months ended March 31, 2020. Due to that election and in accordance with GAAP, we incurred expenses of less than $0.1 million and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2019. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the three and six months ended March 31, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $33.5 million and $34.9 million, respectively. For the three and six months ended March 31, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $5.6 million and $0.1 million, respectively. As of March 31, 2020 and September 30, 2019, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $39.6 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2020 and 2019.

Investment Income

Investment income for the three and six months ended March 31, 2020 was $26.3 million and $51.0 million, respectively, and was attributable to $24.1 million and $46.5 million from first lien secured debt and $2.2 million and $4.5 million from other investments, respectively. This compares to investment income for the three and six months ended March 31, 2019, which was $23.0 million and $46.2 million, respectively, and was attributable to $21.0 million and $42.1 million from first lien secured debt and $2.0 million and $4.1 million from other investments, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2020 totaled $14.6 million and $28.1 million, respectively. Base management fee for the same periods totaled $2.9 million and $5.8 million, incentive fee totaled $2.9 million and $5.3 million, debt related interest and expenses totaled $7.6 million and $14.9 million and general and administrative expenses totaled $1.0 million and $1.9 million, respectively. This compares to expenses for the three and six months ended March 31, 2019 which totaled $11.2 million and $23.5 million, respectively. Base management fee for the same periods totaled $2.4 million and $4.9 million, incentive fee totaled $2.5 million and $1.3 million (including $(1.4) million on realized and unrealized gains accrued but not payable), debt related interest and expenses totaled $5.3 million (including less than $0.1 million in Credit Facility amendment costs) and $15.1 million (including $4.5 million in Credit Facility amendment costs), and general and administrative expenses totaled $1.0 million and $2.2 million, respectively. The increase in expenses for the three and six months ended March 31, 2020 compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Net Investment Income

Net investment income totaled $11.7 million and $22.9 million, or $0.30 and $0.59 per share, for the three and six months ended March 31, 2020, respectively. Net investment income totaled $11.8 million and $22.7 million, or $0.30 and $0.59 per share, for the three and six months ended March 31, 2019, respectively.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2020 totaled $99.4 million and $243.1 million, respectively, and net realized losses totaled $1.6 million and $0.6 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2019 totaled $143.2 million and $333.5 million, respectively, and net realized gains totaled $1.1 million and $2.0 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and six months ended March 31, 2020, we reported net change in unrealized depreciation on investments of $64.8 million and $68.3 million, respectively. For the three and six months ended March 31, 2019, we reported net change in unrealized depreciation on investments of $12.7 million and $25.1 million, respectively. As of March 31, 2020 and September 30, 2019, our net unrealized depreciation on investments totaled $71.7 million and $3.5 million, respectively. The net change in unrealized depreciation on our investments compared to the same periods in the prior year was primarily due to changes in the capital market conditions as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

For the three and six months ended March 31, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $33.5 million and $34.9 million, respectively. For the three and six months ended March 31, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $5.6 million and $0.1 million, respectively. As of March 31, 2020 and September 30, 2019, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $39.6 million and $4.7 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations totaled $21.1 million and $11.1 million, or $0.54 and $0.29 per share, respectively, for the three and six months ended March 31, 2020. This compares to a net decrease in net assets resulting from operations of $5.5 million and $0.5 million, or $0.14 and $0.01 per share, respectively, for the three and six months ended March 31, 2019. The net change in net assets from operations compared to the same periods in the prior year was primarily due to depreciation of the portfolio in the current period primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 155% and 179%, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2020 and 2019, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 4.1% and 6.2%, respectively (excluding amendment and debt issuance costs, amounts were 4.1% and 5.1%, respectively). As of March 31, 2020 and September 30, 2019, we had $106.7 million and $254.7 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of March 31, 2020, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of March 31, 2020 and September 30, 2019, Funding I had $413.3 million and 265.3 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.6% and 4.1%, exclusive of the fee on undrawn commitments as of March 31, 2020 and September 30, 2019, respectively.

During the revolving period, the Credit Facility bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points for the remaining two years, maturing in October 2023. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2020, we were in compliance with the covenants relating to the Credit Facility.

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

The 2023 Notes currently pay interest at a rate of 4.3% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of our existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to the post-effective amendment to our registration statement filed on December 13, 2017 for more information. The 2023 Notes are rated ilA- by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of March 31, 2020 and September 30, 2019, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding, respectively, with a weighted average interest rate of 4.0% and 4.2%.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For both the six months ended March 31, 2020 and 2019, we did not issue any shares.

As of March 31, 2020 and September 30, 2019, we had cash equivalents of $30.0 million and $63.3 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $158.9 million for the six months ended March 31, 2020, and our financing activities provided cash of $125.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from draws on our credit facility, partially offset by distributions paid to stockholders.

Our operating activities used cash of $35.6 million for the six months ended March 31, 2019 and our financing activities used cash of $3.5 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for distributions paid to stockholders.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2020, PSSL had total assets of $497.2 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $28.5 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same date, our investment in PSSL consisted of first lien secured debt of $123.4 million (additional $17.5 million unfunded) and equity interests of $52.9 million (additional $7.4 million unfunded).

We and Kemper each appointed two members to PSSL’s four-person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors or investment committee, provided that two individuals are present that were elected, designated or appointed by each member.

Additionally, PSSL has entered into the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PSSL Subsidiary, which as of March 31, 2020 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	March 31, 2020	September 30, 2019
Total investments	$482,798,265	$488,549,847
Weighted average yield on debt investments	7.0%	7.6%
Number of portfolio companies in PSSL	51	45
Largest portfolio company investment	$21,915,026	$22,026,186
Total of five largest portfolio company investments	$98,532,862	$102,872,275

Below is a listing of PSSL’s individual investments as of March 31, 2020:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt
Altamira Technologies, LLC	07/24/2025	Business Services	7.78%	3M L+600		4,937,500	$4,870,291	$4,838,750
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%	3M L+475		7,709,836	7,635,520	7,632,738
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.86%	1M L+625		13,578,048	13,380,598	13,170,706
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.28%	3M L+650		11,675,625	11,593,803	11,271,648
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%	1M L+575		7,311,083	7,276,584	7,237,972
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.71%	1M L+525		10,370,472	10,361,964	10,059,358
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.36%	1M L+575		9,997,608	9,918,100	8,897,872
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.45%	1M L+500		182,403	179,556	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.45%	1M L+500		450,110	450,111	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.20%	3M L+575		12,250,000	12,116,071	12,005,000
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.20%	3M L+575		8,125,453	8,081,707	7,962,943
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Non-Durable	7.20%	1M L+575		8,062,563	7,985,331	7,649,760
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.87%	3M L+525	A	$10,000,000	7,385,936	5,753,270
GCOM Software LLC	11/14/2022	High Tech Industries	7.86%	1M L+625		17,091,551	16,988,454	17,048,821
Good2Grow LLC	11/18/2024	Beverage, Food and Tobacco	5.32%	3M L+425		11,329,248	11,237,035	10,536,200
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.56%	3M L+450		19,569,810	19,436,112	19,080,565
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	5.95%	3M L+450		12,343,750	12,292,298	11,603,125
Impact Group, LLC	06/27/2023	Wholesale	7.95%	1M L+650		9,340,185	9,254,980	7,985,858
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.75%	1M L+475	A	$15,000,000	10,984,374	8,382,025
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.20%	1M L+475		9,924,623	9,924,623	9,527,638
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	6.75%	1M L+525		19,750,000	19,507,844	18,805,950
Lash Opco, LLC - Term Loan	12/12/2024	Consumer Goods: Non-Durable	8.75%	3M L+725		7,406,250	7,192,235	6,813,750
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	6.95%	3M L+550		9,875,000	9,794,401	9,452,350
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.75%	3M L+575	A	$14,680,747	10,435,897	8,850,571
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%	1M L+600		6,984,375	7,018,576	6,285,938
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%	1M L+600		6,842,500	6,769,218	6,509,954
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	6.58%	P+275	C	$5,730,254	4,447,088	3,703,821
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.95%	3M L+550		4,937,500	4,889,980	4,591,875
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	3M L+500		5,979,856	5,952,437	5,831,556
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.00%	1M L+500		14,737,500	14,629,441	13,890,094
Nuvei Technologies Corp.	09/28/2025	High Tech Industries	6.00%	1M L+500		12,452,133	12,513,133	12,078,570
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	5.25%	1M L+425		10,768,333	10,660,650	10,660,648
Output Services Group, Inc.	03/27/2024	Business Services	6.11%	1M L+450		7,843,419	7,866,673	7,137,512
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	6.07%	1M L+500		9,842,557	9,759,641	9,252,004
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	7.12%	3M L+575		1,749,547	1,730,634	1,714,556
PlayPower, Inc.	05/08/2026	Consumer Goods: Durable	6.95%	3M L+550		4,168,500	4,129,610	4,043,445
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	1M L+550		4,975,000	4,902,819	4,726,250
Schlesinger Global, Inc.	07/14/2025	Business Services	7.44%	1M L+600		11,964,715	11,964,715	11,725,430
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.20%	3M L+450		11,232,813	11,139,848	11,120,484
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	7.58%	1M L+600		4,687,495	4,687,495	4,406,245
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.74%	3M L+575		6,539,462	6,461,958	6,321,698
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	5.00%	3M L+400		15,147,368	15,150,402	14,162,789
STV Group Incorporated	12/11/2026	Construction and Building	6.24%	1M L+525		7,980,000	7,902,772	7,820,400
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450		8,409,616	8,368,338	8,073,231
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525		4,975,000	4,793,152	4,726,250
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.92%	6M L+525		8,687,660	8,661,839	8,166,400
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	7.14%	3M L+475		8,969,066	8,882,178	8,703,582
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%	1M L+550		9,924,623	9,924,623	9,726,131
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625		6,910,465	6,785,977	6,703,151
UBEO, LLC	04/03/2024	Capital Equipment	6.76%	3M L+450		22,136,390	21,947,892	21,915,026
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%	3M L+500		11,521,769	11,353,227	11,291,333
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.41%	3M L+650		15,797,891	15,545,471	15,797,891
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750		5,326,734	5,262,695	5,273,467
Total First Lien Secured Debt							492,386,307	471,559,114
Second Lien Secured Debt
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.95%	1M L+850		918,103	918,103	918,104
			(PIK 9.95%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%			15,946	15,946	15,229
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%	—		7,977,513	7,977,513	7,618,525
			(PIK 9.00%)
Total Second Lien Secured Debt							8,911,562	8,551,858
Equity Securities
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	154,563
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	2,532,730
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	—
Total Equity Securities							6,983,937	2,687,293
Cash and Cash Equivalents
BlackRock Federal FD Institutional 30							8,789,465	8,789,465
US Bank Cash							3,128,147	2,964,039
Total Cash and Cash Equivalents							11,917,612	11,753,504
Total Investments and Cash Equivalents							$520,199,418	$494,551,769
Liabilities in Excess of Other Assets								(454,412,431)
Members' Equity								$40,139,338

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

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	March 31, 2020	September 30, 2019
	(Unaudited)
Assets
Investments at fair value (cost—$508,281,806 and $494,413,190, respectively)	$482,798,265	$488,549,847
Cash and cash equivalents (cost—$11,917,612 and $15,322,531, respectively)	11,753,504	15,294,881
Interest receivable	1,703,141	1,855,545
Prepaid expenses and other assets	490,875	996,333
Total assets	496,745,785	506,696,606
Liabilities
PSSL Credit Facility payable	314,443,536	308,724,305
Notes payable to members	141,050,000	139,650,000
Interest payable on PSSL Credit Facility	1,073,654	1,015,468
Interest payable on notes to members	39,257	176,273
Accrued other expenses	—	22,754
Total liabilities	456,606,447	449,588,800
Commitments and contingencies (1)	—	—
Members' equity	40,139,338	57,107,806
Total liabilities and members' equity	$496,745,785	$506,696,606

(1)	As of March 31, 2020 and September 30, 2019, PSSL had unfunded commitments to fund investments of zero and $0.3 million, respectively.

Statements of Operations
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Investment income:
Interest	$8,623,991	$10,379,484	$17,399,249	$5,097,142
Other income	2,994	141,030	(3,637)	12,219
Total investment income	8,626,985	10,520,514	17,395,612	5,109,361
Expenses:
Interest and expenses on PSSL Credit Facility	3,341,355	4,336,173	6,746,751	1,957,836
Interest expense on notes to members	3,508,325	3,673,693	7,139,570	1,638,700
Administrative services expenses	300,000	300,000	600,000	150,000
Other general and administrative expenses (1)	113,650	113,650	227,360	465,436
Total expenses	7,263,330	8,423,516	14,713,681	4,211,972
Net investment income	1,363,655	2,096,998	2,681,931	897,389
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(34,117)	320,818	418,361	15,946
Net change in unrealized (depreciation) appreciation on:
Investments	(20,835,443)	388,105	(19,756,654)	999,702
Credit facility foreign currency translation	4,013,416	(350,091)	2,687,894	(251,668)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translation	(16,822,027)	38,014	(17,068,760)	748,034
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translation	(16,856,144)	358,832	(16,650,399)	763,980
Net (decrease) increase in members' equity resulting from operations	$(15,492,489)	$2,455,830	$(13,968,468)	$1,661,369

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2020, including borrowings under our Credit Facility, 2023 Notes, 2031 Asset-Backed Debt and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$413.3	$—	$—	$413.3	$—
2023 Notes	138.6	20.8	41.6	76.2	—
2031 Asset-Backed Debt	228.0	—	—	—	228.0
Total debt outstanding (1)	$779.9	$20.8	$41.6	$489.5	$228.0
Unfunded commitments to PSSL	24.9	—	—	—	24.9
Unfunded investments (2)	60.3	—	10.4	32.9	17.0
Total contractual obligations	$865.1	$20.8	$52.0	$522.4	$269.9

(1)	The annualized weighted average cost of debt as of March 31, 2020, excluding amendment costs and debt issuance costs, was 3.8% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

During the three and six months ended March 31, 2020 and 2019, we declared distributions of $0.285 and $0.57 per share, respectively, for total distributions of $11.1 and $22.1 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Developments

Subsequent to March 31, 2020, the market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have adversely affected, and may continue to adversely affect, our operations and the operations of our Investment Adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition, results of operations or cash flows with any level of certainty. That said, we expect that the COVID-19 pandemic will have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies. For more information, see “COVID-19 Developments” above.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$1,614	$0.04
Up 1%	4,386	0.11
Up 2%	9,792	0.25
Up 3%	15,198	0.39
Up 4%	$20,604	$0.53

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have indebtedness outstanding pursuant to our Credit Facility, 2023 Notes and the 2031 Asset-Backed Debt and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

Global capital markets could enter a period of severe disruption and instability due to future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease pandemics and other serious health events. These market conditions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union (commonly known as “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, COVID-19 was first detected in the city of Wuhan in the Hubei province of China.  The spread of COVID-19 has resulted in governmental orders imposing travel restrictions and prolonged closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation around the world, which has materially disrupted the demand for our portfolio companies’ products and services and is making it more difficult for our portfolio companies to conduct their businesses. In addition, supply chains worldwide have been interrupted, slowed, or rendered inoperable as a result of the COVID-19 pandemic, and an increasing number of individuals are becoming ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak have resulted in forced shutdowns of our portfolio companies’ facilities for extended periods. These prolonged disruptions in the business of our portfolio companies, including disruptions in their supply chains, have adversely affected their ability to obtain the necessary raw materials or components to make their products and caused a decline in the demand for their products or services. This may require, or in some cases already has required, our portfolio companies to furlough or lay off employees, terminate relationships with service providers or otherwise significantly curtail their standard business operations, which would likely cause, or already has caused, a negative impact on their operating results.

The global impact of the COVID-19 outbreak continues to evolve and is adversely affecting our operations and the operations of our portfolio companies. The COVID-19 pandemic has resulted in, and will continue to result in, among other things, the following: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (iv) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; and (v) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers. These factors are limiting our portfolio companies’ access to capital in a time of great economic distress. While government authorities are rapidly introducing creative proposals to address the needs of businesses, such actions may not adequately address the problems facing our portfolio companies.

The outbreak is likely to have a continued adverse impact on economic and market conditions and may trigger a prolonged period of global economic slowdown. The full impact on global markets from COVID-19 is difficult to predict, and the degree to which COVID-19 will continue to negatively affect our operating results or the duration of any potential business disruption remains uncertain. The full negative impact of COVID-19 on our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to reduce the spread of the virus, all of which are beyond our control. These future events, while unpredictable, will likely adversely affect our operating results and the operating results of our portfolio companies.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions are adversely affecting our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity will continue to negatively impact us. These unfavorable economic conditions are also increasing our funding costs and limiting our access to the capital markets, and may result in a decision by lenders not to extend credit to us in the future. These events have limited and will continue to limit our investment originations, limit our ability to grow and negatively impact our operating results and the fair values of our debt and equity investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 8, 2020, our board of directors adopted the Second Amended and Restated Bylaws of the Company (the “Second A&R Bylaws"), which became effective immediately. The Second A&R Bylaws, among other things, amended (i) the exclusive forum provision in Article XV and (ii) the voting standard for the election of directors in Article II, Section 7, as described below.

The Second A&R Bylaws amended Article XV to include Internal Corporate Claims (a new term resulting from a change in Maryland law that is defined in Section 1-101 of the Maryland General Corporation Law (the “MGCL”)) as a type of litigation subject to the Company’s exclusive forum provision. The revised Article XV also clarifies that the exclusive forum provision does not cover actions arising under federal securities laws and provides that none of the actions, claims or proceedings explicitly covered in the exclusive forum provision may be brought in any court sitting outside the State of Maryland without the Company’s written consent.

The Second A&R Bylaws also amended Article II, Section 7 to provide that a director nominee shall be elected by an affirmative vote of a majority of the total votes cast for and against such nominee in an uncontested election at a meeting of stockholders duly called and at which a quorum is present, except that nominees for director shall be elected by a plurality of the votes cast at a meeting of stockholders during a contested election where the number of nominees is greater than the number of directors to be elected. Prior to the amendment, a director nominee may be elected by an affirmative vote of the holders of a majority of the total votes cast for and affirmatively withheld from such nominee. Under the revised voting standard, a nominee shall be elected to the Company’s board of directors by a majority of the votes cast with respect to such nominee, which means that the number of votes cast for a director nominee must exceed the number of votes cast against the nominee; provided that if the election is contested, directors shall be elected by a plurality of the votes cast. The amendment further provides that voting on any matter, including the election of directors, may be conducted orally unless the chairman of the meeting orders that voting be by ballot or otherwise.

The foregoing description of the Second A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Second A&R Bylaws, which is attached as Exhibit 3.2 to this Form 10-Q and incorporated herein by reference.

Item 6.Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1

Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 99(A) to the Registrant's Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

3.2*	Second Amended and Restated Bylaws of the Registrant

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 11, 2020	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)