Form 10-Q
period 2020-06-30
PennantPark Floating Rate Capital Ltd.
filed 2020-08-05
CIK 1504619

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 5, 2020 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refer to PennantPark Investment Administration, LLC; “2023 Notes” refer to our 4.3% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with Truist Bank (formerly SunTrust Bank) and other lenders, or the Lenders; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	September 30, 2019
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$956,767,973 and $886,955,156, respectively)	$935,279,231	$889,113,264
Non-controlled, affiliated investments (cost—$21,136,074 and $23,645,693, respectively)	9,677,605	20,430,565
Controlled, affiliated investments (cost—$176,312,500 and $174,562,500, respectively)	159,396,415	172,163,080
Total of investments (cost—$1,154,216,547 and $1,085,172,349, respectively)	1,104,353,251	1,081,706,909
Cash and cash equivalents (cost—$53,473,103 and $63,367,237, respectively)	53,405,925	63,337,728
Receivable for investments sold	8,441,713	2,997,546
Interest receivable	3,626,998	3,892,292
Distribution receivable from controlled, affiliated investment	1,225,000	—
Prepaid expenses and other assets	614,370	441,337
Total assets	1,171,667,257	1,152,375,812
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	—	12,033,794
Credit Facility payable, at fair value (cost—$351,598,500 and $265,307,500, respectively) (See Notes 5 and 10)	340,926,080	263,988,583
2023 Notes payable, at fair value (par—$138,579,858) (See Notes 5 and 10)	121,853,269	135,240,084
2031 Asset-Backed Debt, net (par—$228,000,000) (See Notes 5 and 10)	224,708,624	224,321,845
Interest payable on debt	2,644,746	3,275,481
Base management fee payable (See Note 3)	2,872,725	2,728,019
Performance-based incentive fee payable (See Note 3)	1,975,831	2,532,205
Accrued other expenses	1,668,257	1,514,943
Total liabilities	700,332,879	649,318,301
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	538,632,828	538,632,828
Distributable income	(67,337,222)	(35,614,089)
Total net assets	$471,334,378	$503,057,511
Total liabilities and net assets	$1,171,667,257	$1,152,375,812
Net asset value per share	$12.16	$12.97

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Investment income:
From non-controlled, non-affiliated investments:
Interest	$17,543,157	$16,670,408	$56,760,434	$50,888,582
Other income	820,997	974,760	2,734,600	2,971,768
From non-controlled, affiliated investments:
Interest	195,904	305,217	655,029	1,082,208
Other income	36,170	109,863	36,170	124,734
From controlled, affiliated investments:
Interest	2,944,290	3,240,760	9,169,399	9,273,287
Dividend	1,225,000	1,575,000	4,375,000	4,725,000
Total investment income	22,765,518	22,876,008	73,730,632	69,065,579
Expenses:
Base management fee (See Note 3)	2,872,725	2,564,074	8,651,825	7,481,546
Performance-based incentive fee (See Note 3)	1,975,831	2,350,270	7,228,690	3,671,908
Interest and expenses on debt (See Note 10)	6,653,045	5,663,183	21,586,859	16,284,841
Administrative services expenses (See Note 3)	350,000	350,000	1,050,000	1,200,000
Other general and administrative expenses	616,077	616,077	1,848,230	1,848,229
Expenses before amendment costs, debt issuance costs and provision for taxes:	12,467,678	11,543,604	40,365,604	30,486,524
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 10)	—	—	—	4,517,292
Provision for taxes	100,000	—	300,000	—
Total expenses	12,567,678	11,543,604	40,665,604	35,003,816
Net investment income	10,197,840	11,332,404	33,065,028	34,061,763
Realized and unrealized gain (loss) on investments and debt:
Net realized loss on investments:
Non-controlled, non-affiliated investments	(1,694,710)	(11,230,236)	(2,281,683)	(9,227,422)
Non-controlled and controlled, affiliated investments	(5,683,145)	(7,164,304)	(5,683,145)	(7,164,304)
Net realized loss on investments	(7,377,855)	(18,394,540)	(7,964,828)	(16,391,726)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	13,962,606	8,492,044	(23,662,521)	(9,292,141)
Controlled and non-controlled, affiliated investments	7,931,471	3,444,481	(22,751,006)	(3,892,061)
Debt (appreciation) depreciation (See Notes 5 and 10)	(12,158,917)	(355,573)	22,740,317	(443,549)
Net change in unrealized appreciation (depreciation) on investments and debt	9,735,160	11,580,952	(23,673,210)	(13,627,751)
Net realized and unrealized gain (loss) from investments and debt	2,357,305	(6,813,588)	(31,638,038)	(30,019,477)
Net increase in net assets resulting from operations	$12,555,145	$4,518,816	$1,426,990	$4,042,286
Net increase in net assets resulting from operations per common share (See Note 7)	$0.32	$0.12	$0.04	$0.10
Net investment income per common share	$0.26	$0.29	$0.85	$0.88

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net increase in net assets resulting from operations:
Net investment income	$10,197,840	$11,332,404	$33,065,028	$34,061,763
Net realized loss on investments	(7,377,855)	(18,394,540)	(7,964,828)	(16,391,726)
Net change in unrealized appreciation (depreciation) on investments	21,894,077	11,936,525	(46,413,527)	(13,184,202)
Net change in unrealized (appreciation) depreciation on debt	(12,158,917)	(355,573)	22,740,317	(443,549)
Net increase in net assets resulting from operations	12,555,145	4,518,816	1,426,990	4,042,286
Distributions to stockholders	(11,050,041)	(11,050,041)	(33,150,123)	(33,150,123)
Net increase (decrease) in net assets	1,505,104	(6,531,225)	(31,723,133)	(29,107,837)
Net assets:
Beginning of period	469,829,274	513,264,956	503,057,511	535,841,568
End of period	$471,334,378	$506,733,731	$471,334,378	$506,733,731

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,426,990	$4,042,286
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	46,413,527	13,184,202
Net change in unrealized depreciation (appreciation) on debt	(22,740,317)	443,549
Net realized loss on investments	7,964,828	16,391,726
Net accretion of discount and amortization of premium	(1,094,712)	(1,000,912)
Purchases of investments	(421,374,980)	(499,505,698)
Payment-in-kind interest	(1,666,533)	(1,512,612)
Proceeds from dispositions of investments	347,191,798	400,143,184
Amortization of deferred financing costs	386,773	—
Decrease (increase) in interest receivable	265,294	(552,360)
Increase in receivable for investments sold	(5,444,167)	(2,977,500)
Increase in distribution receivable from controlled, affiliated investment	(1,225,000)	—
(Increase) decrease in prepaid expenses and other assets	(173,033)	714,146
Decrease in payable for investments purchased	(12,033,794)	(23,107,222)
Decrease in interest payable on debt	(630,735)	(861,738)
Increase in base management fee payable	144,706	144,445
Decrease in performance-based incentive fee payable	(556,374)	(948,135)
Increase (decrease) in accrued other expenses	153,314	(647,005)
Net cash used in operating activities	(62,992,415)	(96,049,644)
Cash flows from financing activities:
Distributions paid to stockholders	(33,150,123)	(33,150,123)
Borrowings under Credit Facility (See Notes 5 and 10)	265,000,000	283,700,000
Repayments under Credit Facility (See Notes 5 and 10)	(178,709,000)	(202,120,020)
Net cash provided by financing activities	53,140,877	48,429,857
Net decrease in cash and cash equivalents	(9,851,538)	(47,619,787)
Effect of exchange rate changes on cash	(80,265)	759,638
Cash and cash equivalents, beginning of period	63,337,728	72,224,183
Cash and cash equivalents, end of period	$53,405,925	$25,364,034
Supplemental disclosure of cash flow information:
Interest paid	$21,747,764	$17,146,578
Taxes paid	$501,633	$276,657
Non-cash exchanges and conversions	$8,025,882	$33,587,726

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—198.4% (3), (4)
First Lien Secured Debt—183.6%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%	1M L+800	6,697,697	$6,576,571	$6,295,835
Advantage Sales & Marketing	07/23/2021	Food and Staples Retailing	4.25%	1M L+325	3,166,536	3,070,883	2,883,131
Altamira Technologies, LLC	07/24/2025	IT Services	7.00%	3M L+600	6,353,626	6,269,444	6,067,713
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	7.00%	3M L+600	1,437,500	1,437,500	1,372,813
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—	—	718,750	—	(32,344)
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%	3M L+500	7,404,083	7,332,038	7,181,961
American Insulated Glass, LLC	12/21/2023	Building Products	6.87%	3M L+550	14,812,570	14,598,114	14,220,067
American Teleconferencing Services, Ltd.	06/08/2023	Telecommunications	7.50%	3M L+650	9,655,594	9,547,918	7,917,587
Apex Service Partners, LLC	07/31/2025	Energy Equipment and Services	6.25%	1M L+525	6,811,686	6,751,278	6,624,365
Apex Service Partners, LLC (7), (9)	07/31/2021	Energy Equipment and Services	—	—	1,383,015	—	(38,033)
API Holdings III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.43%	1M L+425	5,940,000	5,911,669	5,761,800
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.58%	3M L+550	11,640,000	11,547,732	11,465,400
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	3M L+625	29,108,108	28,937,552	28,234,865
By Light Professional IT Services, LLC (Revolver)	05/16/2022	High Tech Industries	7.25%	3M L+625	3,062,602	3,062,602	2,970,724
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	7.50%	3M L+650	2,846,212	2,821,125	2,738,910
Cano Health, LLC	12/23/2021	Healthcare and Pharmaceuticals	8.00%	1M L+700	18,290,520	18,163,721	18,290,520
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%	1M L+575	3,805,309	3,808,963	3,767,255
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.25%	3M L+525	3,257,126	3,252,312	3,191,984
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.57%	3M L+450	7,310,360	7,284,915	7,164,153
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—	—	711,447	—	(60,473)
Compex Legal Services, Inc.	02/09/2026	Professional Services	7.34%	3M L+575	7,750,045	7,596,238	7,393,543
Compex Legal Services, Inc. (7), (9)	02/08/2021	Professional Services	—	—	3,322,470	—	(119,609)
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.82%	3M L+575	1,405,660	1,405,660	1,341,000
Confluent Health, LLC	06/24/2026	Healthcare Providers and Services	5.44%	1M L+500	3,960,000	3,922,114	3,861,000
Datalot Inc.	01/24/2025	Insurance	6.27%	3M L+525	15,296,141	15,003,013	15,071,287
Datalot Inc. (Revolver) (7)	01/24/2025	Insurance	6.25%	3M L+525	3,833,619	3,833,619	3,777,265
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	6.07%	1M L+500	9,900,000	9,756,237	9,306,000
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	6,629,872	6,564,593	6,497,275
Douglas Products and Packaging Company LLC (Revolver)	10/19/2022	Chemicals, Plastics and Rubber	8.00%	P+475	4,391,176	4,391,176	4,303,353
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	3,029,487	3,014,796	2,968,897
DRS Holdings III, Inc.	11/03/2025	Personal Products	6.75%	1M L+575	4,975,000	4,928,723	4,863,062
DRS Holdings III, Inc. (Revolver)	11/03/2025	Personal Products	6.75%	1M L+575	361,486	361,486	353,353
DRS Holdings III, Inc. (Revolver) (9)	11/03/2025	Personal Products	—	—	542,230	—	(12,200)
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.07%	3M L+800	18,870,295	18,730,064	18,304,186
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	5,088,717	5,038,881	5,012,386
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	914,415	914,415	893,201
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%	1M L+500	16,255,000	16,255,000	16,011,175
eCommission Financial Services, Inc. (Revolver) (7), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%	1M L+500	5,000,000	5,000,000	4,925,000
Education Networks of America, Inc.	05/06/2021	Telecommunications	8.75%	1M L+725	9,935,029	9,935,029	9,736,328
Education Networks of America, Inc. (Revolver)	05/06/2021	Telecommunications	8.75%	1M L+725	2,197,230	2,197,230	2,153,285
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.82%	3M L+675	7,189,139	7,165,999	6,894,384
Empire Resorts, Inc.	03/22/2021	Hotel, Gaming and Leisure	2.43%	1M L+225	7,500,000	7,467,410	7,425,000
FlexPrint, LLC	01/02/2024	Professional Services	7.70%	3M L+735	4,975,898	4,913,180	4,637,537
FlexPrint, LLC (7), (9)	12/31/2020	Professional Services	—	—	3,077,342	—	(186,179)
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%	1M L+625	13,828,354	13,602,059	13,662,414
GCOM Software LLC (Revolver)	11/14/2022	High Tech Industries	8.75%	P+550	2,666,667	2,666,667	2,634,667
Good2Grow LLC	11/18/2024	Beverages	5.32%	3M L+425	6,797,549	6,745,135	6,722,776
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—	—	3,137,000	—	(34,507)
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.56%	3M L+450	19,179,080	19,083,490	18,699,603
GSM Holdings, Inc. (Revolver)	06/03/2024	Consumer Goods: Durable	6.97%	3M L+425	7,126,484	7,126,484	6,948,322
HW Holdco, LLC	12/10/2024	Media	5.50%	1M L+450	7,435,161	7,374,261	7,212,107
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,451,613	—	(43,548)
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—	—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.37%	1M L+737	12,705,184	12,651,655	12,578,132
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	3,280,147	3,250,703	3,043,976
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	530,973	530,973	492,743
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.75%	3M L+475	24,189,276	24,020,177	23,221,704
Integrative Nutrition, LLC (Revolver)	09/29/2023	Consumer Services	5.75%	3M L+475	5,000,000	5,000,000	4,800,000
Inventus Power, Inc.	04/30/2021	Consumer Goods: Durable	7.00%	1M L+600	3,721,890	3,712,257	3,535,796
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	1,071,429	1,071,429	1,047,321
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	357,143	—	(8,036)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	10.00%	1M L+900	5,485,560	5,393,657	5,375,849
			(PIK 3.00%)
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—	—	448,276	—	(8,966)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	6.50%	1M L+550	8,914,371	8,868,639	8,501,636
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	6.94%	1M L+550	1,587,302	1,587,302	1,513,810

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Lash Opco, LLC	12/12/2024	Personal Products	8.75%		1M L+725		8,833,734	$8,578,591	$8,506,885
Lash Opco, LLC (Revolver) (7)	12/12/2024	Personal Products	8.73%		P+450		1,743,147	1,743,147	1,678,651
Lash Opco, LLC (Revolver) (7), (9)	12/12/2024	Personal Products	—		—		36	—	(1)
LifeCare Holdings LLC (7)	11/30/2021	Healthcare and Pharmaceuticals	0.00%	(6)	—		4,736,107	4,599,788	236,805
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.75%		1M L+575		27,076,971	26,560,029	26,372,971
Lightspeed Buyer Inc. (7), (9)	08/03/2021	Healthcare Technology	—		—		5,252,966	—	(84,047)
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare Technology	6.75%		1M L+575		2,499,299	2,499,299	2,434,317
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	7.25%		3M L+625		13,675,470	13,544,206	12,690,836
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	7.25%		3M L+625		1,238,938	1,238,938	1,149,734
Long Island Vision Management, LLC	09/07/2023	Healthcare and Pharmaceuticals	5.84%		3M L+475		8,991,682	8,938,180	8,505,232
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		1M L+600		13,331,287	13,255,440	12,131,472
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%		1M L+600		8,326,250	8,272,195	7,924,092
Marketplace Events LLC	01/27/2023	Media: Diversified and Production	0.00%	(6)	—		5,284,919	5,220,978	4,920,260
Marketplace Events LLC (11)	01/27/2023	Media: Diversified and Production	0.00%	(6)	—	C	$16,213,270	11,375,979	11,082,640
Marketplace Events LLC (Revolver)	01/27/2023	Media: Diversified and Production	0.00%	(6)	—		1,703,163	1,703,163	1,585,645
MeritDirect, LLC	05/23/2024	Media	6.50%		3M L+550		29,966,744	29,595,426	28,618,241
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—		—		4,481,655	—	(201,674)
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		1M L+500		613,737	608,733	596,000
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2021	Capital Equipment	6.00%		1M L+500		618,375	618,375	600,503
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2021	Capital Equipment	—		—		706,714	—	(20,424)
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	5.25%		1M L+425		1,428,452	1,414,168	1,414,168
Olde Thompson, LLC (Revolver) (7), (9)	05/14/2023	Beverage, Food and Tobacco	—		—		2,642,857	—	(26,428)
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		4,473,740	3,917,442	4,071,104
Ox Two, LLC	02/27/2023	Construction and Building	7.25%		1M L+625		12,589,875	12,531,638	12,287,718
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	7.25%		1M L+625		552,888	552,888	539,619
Ox Two, LLC (Revolver) (7), (9)	02/27/2023	Construction and Building	—		—		2,667	—	(64)
Peninsula Pacific Entertainment LLC	11/13/2024	Hotel, Gaming and Leisure	8.32%		1M L+725		10,250,120	10,216,812	9,327,610
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		652,300	647,319	639,254
PlayPower, Inc.	05/08/2026	Leisure Products	5.81%		1M L+550		5,462,680	5,413,430	5,189,547
PRA Events, Inc.	08/08/2022	Business Services	11.25%		P+800		2,558,746	2,523,508	2,407,780
Questex, LLC	09/09/2024	Media: Diversified and Production	6.00%		3M L+500		7,368,750	7,258,240	7,000,313
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.00%		3M L+500		598,404	598,404	568,484
Questex, LLC (Revolver) (9)	09/09/2024	Media: Diversified and Production	—		—		598,404	—	(29,920)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.25%		3M L+625		6,986,402	6,932,598	6,637,082
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	6.50%		3M L+550		23,326,687	22,690,921	21,373,077
International LLC
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	5.75%		3M L+475		4,950,000	4,906,171	4,745,070
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—		909,091	—	(37,636)
Riverside Assessments, LLC	03/10/2025	Professional Services	6.75%		3M L+575		15,710,625	15,413,973	14,846,541
Sales Benchmark Index LLC	01/3/2025	Professional Services	7.75%		3M L+600		13,969,055	13,711,658	13,591,891
Sales Benchmark Index LLC (7), (9)	07/07/2021	Professional Services	—		—		3,231,707	—	(87,256)
Sales Benchmark Index LLC (Revolver)	01/3/2025	Professional Services	7.75%		3M L+600		861,789	861,789	838,520
Sales Benchmark Index LLC (Revolver) (7), (9)	01/3/2025	Professional Services	—		—		430,894	—	(11,634)
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.57%		1M L+600		1,721,512	1,707,950	1,540,753
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%		1M L+550		4,724,515	4,659,658	4,625,300
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%		1M L+550		528,183	528,183	517,091
Sargent & Greenleaf Inc. (Revolver) (7), (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—		—		528,183	—	(11,092)
Schlesinger Global, Inc.	07/14/2025	Professional Services	7.00%		1M L+600		13,492,470	13,360,380	12,696,414
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	7.43%		1M L+600		774,839	774,839	729,124
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—		1,095,462	—	(64,632)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	7.50%		1M L+650		12,512,500	12,357,821	11,911,900
Signature Systems Holding Company (Revolver)	05/03/2024	Commercial Services & Supplies	7.50%		1M L+650		559,140	559,140	532,301
Signature Systems Holding Company (Revolver) (7), (9)	05/03/2024	Commercial Services & Supplies	—		—		1,188,172	—	(57,032)
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.22%		1M L+450		3,412,432	3,412,432	3,310,059
Smile Brands Inc. (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—		—		1,076,088	—	(32,283)
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—		—		1,616,250	—	(99,027)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	6.50%		3M L+550		233,333	233,333	224,000
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		261,803	—	(10,472)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%		3M L+575		6,350,390	6,254,782	6,182,741
Solutionreach, Inc. (Revolver)	01/17/2024	Healthcare Technology	6.75%		3M L+575		1,248,750	1,248,750	1,215,783
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—		416,250	—	(10,989)
Spear Education, LLC	02/26/2025	Professional Services	6.25%		3M L+525		15,087,188	14,945,169	14,785,444
Spear Education, LLC (7), (9)	02/26/2022	Professional Services	—		—		6,875,000	—	(137,500)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%		1M L+900		8,427,027	8,188,885	8,089,946
Spectacle Gary Holdings, LLC (7), (9)	12/23/2025	Hotels, Restaurants and Leisure	—		—		972,973	—	(38,919)
STV Group Incorporated	12/11/2026	Construction & Engineering	5.43%		1M L+525		13,203,297	13,075,940	12,939,231
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		6,600,733	6,533,535	6,336,703
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%		1M L+525		9,925,000	9,572,598	9,379,125
Tensar Corporation	07/09/2021	Construction and Building	5.75%		3M L+475		22,439,744	22,380,117	21,317,757
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.33%		3M L+525		18,315,243	18,184,714	17,820,732
The Original Cakerie, Co. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.00%		2M L+500		7,566,918	7,509,541	7,377,745
The Original Cakerie Ltd. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	5.50%		1M L+450		5,389,937	5,363,048	5,255,188
The Original Cakerie Ltd. (Revolver) (5), (10)	07/20/2022	Consumer Goods: Non-Durable	5.50%		3M L+450		1,418,484	1,418,484	1,383,022
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.68%		3M L+525		4,975,000	4,929,063	4,825,750
Triad Manufacturing, Inc.	12/28/2020	Capital Equipment	11.25%		1M L+1,075		4,142,484	4,132,007	4,142,484
TVC Enterprises, LLC	01/18/2024	Professional Services	6.50%		1M L+550		5,884,002	5,795,531	5,742,785
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Professional Services	6.50%		1M L+550		1,303,813	1,303,813	1,272,521

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625	6,910,465	$6,760,113	$6,703,151
TWS Acquisition Corporation (Revolver)	06/16/2025	Diversified Consumer Services	7.25%		1M L+625	1,819,285	1,819,285	1,764,707
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—		—	808,571	—	(24,257)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.75%		1M L+575	17,536,664	17,329,713	17,040,377
Tyto Athene, LLC (Revolver) (7), (9)	08/27/2024	Aerospace and Defense	—		—	6,818,182	—	(192,954)
UBEO, LLC	04/03/2024	Capital Equipment	6.09%		3M L+450	13,967,402	13,884,907	13,548,380
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	5.50%		3M L+450	2,933,333	2,933,333	2,805,939
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	6.00%		3M L+500	4,975,000	4,897,111	4,716,300
US Med Acquisition, Inc.	08/13/2021	Healthcare and Pharmaceuticals	10.00%		1M L+900	2,972,656	2,972,656	2,928,066
Vision Purchaser Corporation	06/10/2025	Media	7.33%		1M L+625	14,394,527	14,129,544	13,818,746
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750	4,211,733	4,159,982	4,169,615
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.50%		3M L+550	8,874,816	8,701,432	8,786,068
Wildcat Buyerco, Inc. (7), (9)	02/27/2022	Electronic Equipment, Instruments, and Components	—		—	2,491,176	—	3,114
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronic Equipment, Instruments, and Components	6.89%		3M L+550	170,824	170,824	167,715
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	363,000	—	(6,607)
Total First Lien Secured Debt							895,586,127	865,257,852
Second Lien Secured Debt—5.7%
Condor Borrower, LLC (7)	04/25/2025	High Tech Industries	9.75%		3M L+875	1,655,172	1,630,892	1,608,827
DBI Holdings, LLC, Term Loan B	02/02/2026	Business Services	9.00%		—	11,157,124	11,157,124	11,157,124
			(PIK 9.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	9.00%		—	22,312	22,312	22,312
			(PIK 9.00%)
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%		3M L+825	9,738,580	9,650,783	9,738,580
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	0.00%	(6)	—	2,871,025	2,827,178	2,440,371
PT Network Intermediate Holdings, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	11.22%		3M L+1,000	2,041,282	2,025,303	2,041,282
			(PIK 11.22%)
Total Second Lien Secured Debt							27,313,592	27,008,496
Preferred Equity— 1.3% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—		—	1,458	21,870	—
(PT Network, LLC) (7), (8)
Condor Holdings Limited (5), (7), (10)	—	High Tech Industries	—		—	88,000	10,173	10,173
Condor Top Holdco Limited (5), (7), (10)	—	High Tech Industries	—		—	88,000	77,827	92,138
DBI Holdings, LLC, Series A-1 (8)	—	Business Services	14.00%		—	7,041	7,040,844	2,411,479
MeritDirect Holdings, LP (7), (8)	—	Media	—		—	960	960,000	839,331
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		Aerospace and Defense	—		—	490	490,000	544,968
PT Network Intermediate Holdings, LLC (7), (8)	—	Healthcare and Pharmaceuticals	11.39%		3M L+1,000	33	429,000	476,566
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%		—	1,167	1,166,993	1,338,438
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	409	409,011	432,100
UniTek Global Services, Inc. -	—	Telecommunications	20.00%		—	343,861	343,861	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%		—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%		—	1,047,317	670,283	—
Total Preferred Equity							12,068,713	6,145,193
Common Equity/Warrants— 7.8% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	—	Consumer Goods: Durable	—		—	8,893	244,998	—
AG Investco LP (7), (8)	—	Software	—		—	805,164	805,164	732,365
AG Investco LP (7), (8), (9)	—	Software	—		—	194,836	—	(17,616)
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—		—	1,437,500	1,437,500	1,010,643
By Light Investco LP (7), (8)	—	High Tech Industries	—		—	21,908	2,190,771	7,454,583
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—		—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—		—	120,962	1,243,217	—
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—		—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—		—	58,846	629,620	735,892
(SFP Holding, Inc.) (7)
DBI Holdings, LLC, Series B (8)	—	Business Services	—		—	1,489,508	330,791	—
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—		—	1,633	1,632,744	2,781,036
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	295,982	295,982	306,435
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—		—	20	251,156	352,971
Faraday Holdings, LLC (7)	—	Construction and Building	—		—	1,141	58,044	325,138
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—		—	500	143,663	724,999
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)		Personal Products				1,124,483	1,124,483	1,124,483
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—		—	437	437,371	770,420
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—		—	391,144	391,144	386,059
GCOM InvestCo LP (7), (8)	—	High Tech Industries	—		—	1,738,884	1,612,886	3,235,153
GCOM InvestCo LP (7), (8), (9)	—	High Tech Industries	—		—	261,116	—	—
Go Dawgs Capital III, LP	—	Building Products	—		—	324,675	324,675	285,714
(American Insulated Glass, LLC) (7), (8)
IIN Group Holdings, LLC	—	Consumer Services	—		—	1,000	1,000,000	923,341
(Integrative Nutrition, LLC) (7), (8)
ITC Rumba, LLC (Cano Health, LLC) (7), (8)	—	Healthcare and Pharmaceuticals	—		—	46,763	766,149	1,373,361
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—		—	1,000	1,000,000	1,122,110
JWC-WE Holdings, L.P.	—	Wholesale	—		—	1,381,741	1,381,741	6,356,007
(Walker Edison Furniture Company LLC) (7), (8)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure			87,345	$—	$167,728
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	585,587	556,308
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	—	—
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	Aerospace and Defense	—	—	10,000	10,000	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,736,381	2,166,315
PT Network Intermediate Holdings, LLC (7), (8)	—	Healthcare and Pharmaceuticals	—	—	25	286,000	737,596
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	83,333	83,333	83,333
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	83,333	—	—
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646,341	561,627
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	61	61,421	4,113
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	540,000
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,133,647
Class B (US Dominion, Inc.) (7)
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	21,527	141,647
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (7), (8)	—	Aerospace and Defense	—	—	142,857	142,857	590,000
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	223,995	202,282
Total Common Equity/Warrants						21,799,541	36,867,690
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						956,767,973	935,279,231
Investments in Non-Controlled, Affiliated Portfolio Companies—2.1% (3), (4)
First Lien Secured Debt—1.1%
Country Fresh Holdings, LLC - Super Senior Term Loan (7)	06/01/2022	Beverage, Food and Tobacco	12.00%	—	680,370	680,370	680,370
Country Fresh Holdings, LLC - Super Senior Term Loan (7), (9)	06/01/2022	Beverage, Food and Tobacco	—	—	1,130,308	—	—
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	6.02%	3M L+500	1,544,161	1,512,642	1,544,161
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	6.00%	3M L+500	2,746,564	2,746,564	2,746,564
Total First Lien Secured Debt						4,939,576	4,971,095
Second Lien Secured Debt—1.0%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.50%	1M L+850	5,743,148	5,743,148	4,706,510
			(PIK 9.50%)
Total Second Lien Secured Debt						5,743,148	4,706,510
Common Equity/Warrants—0.0% (6)
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco	—	—	8,034	10,453,350	—
Total Common Equity/Warrants						10,453,350	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						21,136,074	9,677,605
Investments in Controlled, Affiliated Portfolio Companies—33.8% (3), (4)
First Lien Secured Debt—26.2%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.31%	3M L+800	123,418,750	123,418,750	123,418,750
Total First Lien Secured Debt						123,418,750	123,418,750
Equity Interests—7.6%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	52,894	52,893,750	35,977,665
Total Equity Interests						52,893,750	35,977,665
Total Investments in Controlled, Affiliated Portfolio Companies						176,312,500	159,396,415
Total Investments—234.3%						1,154,216,547	1,104,353,251
Cash and Cash Equivalents—11.3%
BlackRock Federal FD Institutional 30						11,670,877	11,670,877
BNY Mellon Cash						41,802,226	41,735,048
Total Cash and Cash Equivalents						53,473,103	53,405,925
Total Investments and Cash Equivalents—245.6%						$1,207,689,650	$1,157,759,176
Liabilities in Excess of Other Assets—(145.6)%							(686,424,798)
Net Assets—100.0%							$471,334,378

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2020, qualifying assets represent 82% of our total assets and non-qualifying assets represent 18% of our total assets.

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

JUNE 30, 2020

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the global outbreak of the novel coronavirus (“COVID-19”) during the first quarter of 2020, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

JUNE 30, 2020

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2020, we had three portfolio companies on non-accrual, representing 2.2% and 1.8% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2019, we had one portfolio company on non-accrual, representing 0.4% and zero of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur any material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and nine months ended June 30, 2020, we recorded a provision for taxes of $0.1 million and $0.3 million, respectively, pertaining to U.S. federal excise tax. For both the three and nine months ended June 30, 2019, we did not record a provision for taxes.

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

JUNE 30, 2020

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

(g) Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and the Consolidated Schedules of Investments as investments. The creditors of Funding I have received a security interest in all of its assets and such assets are not intended to be available to our creditors or any of our affiliates.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2020, the Investment Adviser earned a base management fee of $2.9 million and $8.7 million, respectively, from us. For the three and nine months ended June 30, 2019, the Investment Adviser earned a base management fee of $2.6 million and $7.5 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2020, the Investment Adviser earned $2.0 million and $7.2 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2019, the Investment Adviser earned $2.4 million and $5.1 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both the three and nine months ended June 30, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for both the three and nine months ended June 30, 2020 was zero. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2019 was zero and $(1.4) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2020. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2020, we reimbursed the Investment Adviser approximately $0.3 million and $1.4 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2019, we reimbursed the Investment Adviser approximately $0.4 million and $1.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During the three and nine months ended June 30, 2020, the Company sold zero and $15.0 million, respectively, in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for the same periods amounted to zero and $1.0 million, respectively. There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and nine months ended June 30, 2019.

For the three and nine months ended June 30, 2020, we sold zero and $86.7 million in investments, respectively, to PSSL at fair value and recognized zero and $0.5 million of net realized gains, respectively. For the three and nine months ended June 30, 2019, we sold zero and $57.7 million in investments, respectively, to PSSL at fair value and recognized zero and $0.2 million of net realized gains, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2020 totaled $15.0 million and $423.0 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $183.7 million and $501.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2020 totaled $104.1 million and $347.2 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $66.6 million and $400.1 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

Investments, cash and cash equivalents consisted of the following:

	June 30, 2020		September 30, 2019
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$900,525,703	$870,228,947	$833,678,981	$822,707,050
First lien in PSSL	123,418,750	123,418,750	122,193,750	122,193,750
Second lien	33,056,740	31,715,006	34,307,150	34,370,598
Equity	44,321,604	43,012,883	42,623,718	52,466,181
Equity in PSSL	52,893,750	35,977,665	52,368,750	49,969,330
Total investments	1,154,216,547	$1,104,353,251	1,085,172,349	1,081,706,909
Cash and cash equivalents	53,473,103	53,405,925	63,367,237	63,337,728
Total investments and cash and cash equivalents	$1,207,689,650	$1,157,759,176	$1,148,539,586	$1,145,044,637

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	June 30, 2020 (1)	September 30, 2019 (1)
Professional Services	8%	3%
High Tech Industries	7	5
Capital Equipment	5	5
Media	5	5
Aerospace and Defense	4	7
Business Services	4	5
Construction and Building	4	4
Healthcare and Pharmaceuticals	4	6
Healthcare Technology	4	1
Hotel, Gaming and Leisure	4	2
Beverage, Food and Tobacco	3	6
Consumer Goods: Durable	3	3
Consumer Services	3	3
Electronic Equipment, Instruments, and Components	3	1
Media: Diversified and Production	3	4
Banking, Finance, Insurance & Real Estate	2	2
Building Products	2	2
Chemicals, Plastics and Rubber	2	3
Consumer Goods: Non-Durable	2	3
Hotels, Restaurants and Leisure	2	2
Insurance	2	—
Media: Advertising, Printing and Publishing	2	2
Media: Broadcasting and Subscription	2	2
Personal Products	2	—
Telecommunications	2	4
Wholesale	2	3
Beverages	1	1
Commercial Services & Supplies	1	2
Construction & Engineering	1	—
Diversified Consumer Services	1	1
Diversified Financial Services	1	3
Environmental Industries	1	1
Healthcare Providers and Services	1	—
IT Services	1	1
Leisure Products	1	1
Retail	1	1
Transportation: Consumer	1	1
All Other	3	5
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2020 and September 30, 2019, PSSL had total assets of $471.7 million and $506.7 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $28.5 million and $10.5 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2020 and September 30, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $123.4 million (additional $17.5 million unfunded) and $122.2 million (additional $6.4 million unfunded), respectively, and equity interests of $52.9 million (additional $7.4 million unfunded) and $52.4 million (additional $2.8 million unfunded), respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

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

Additionally, PSSL has entered into a $420.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	June 30, 2020	September 30, 2019
Total investments	$458,456,034	$488,549,847
Weighted average yield on debt investments	6.8%	7.6%
Number of portfolio companies in PSSL	49	45
Largest portfolio company investment	$21,272,781	$22,026,186
Total of five largest portfolio company investments	$93,722,506	$102,872,275

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

Below is a listing of PSSL’s individual investments as of June 30, 2020:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—1,089.5%
Altamira Technologies, LLC	07/24/2025	Business Services	7.00%		3M L+600		4,887,405	$4,823,367	$4,667,472
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%		3M L+500		7,690,117	7,616,012	7,459,414
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		13,480,941	13,306,023	13,076,513
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	7.50%		3M L+650		11,645,833	11,568,897	11,206,785
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		7,292,191	7,259,477	7,219,269
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.25%		1M L+525		10,344,346	10,336,692	10,137,459
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.00%		1M L+575		9,932,689	9,858,472	9,088,411
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		182,403	179,762	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		450,110	450,110	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,859,341	8,770,499	8,682,155
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,422,020	7,385,533	7,273,580
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Non-Durable	6.75%		1M L+575		8,042,356	7,968,575	7,861,403
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.87%		3M L+525	A	$10,000,000	7,399,838	6,540,750
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,792,056	16,699,226	16,590,551
Good2Grow LLC	11/18/2024	Beverage, Food and Tobacco	5.32%		3M L+425		11,329,248	11,241,281	11,204,627
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.56%		3M L+450		19,569,810	19,444,957	19,080,565
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	5.50%		3M L+450		12,143,568	12,095,250	12,022,132
Impact Group, LLC	06/27/2023	Wholesale	8.82%		1M L+737		9,315,185	9,235,610	9,222,033
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.75%		1M L+475	A	$15,000,000	11,004,260	9,988,758
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		9,368,426	9,368,426	8,993,689
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,700,000	19,472,751	19,256,750
Lash Opco, LLC - Term Loan	12/12/2024	Consumer Goods: Non-Durable	8.75%		3M L+725		7,312,500	7,109,812	7,041,937
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	6.50%		3M L+550		9,850,000	9,773,279	9,393,945
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		3M L+600		6,895,493	6,926,485	6,274,899
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%		1M L+600		6,825,000	6,756,233	6,495,352
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	0.00%	(5)	—	C	$5,730,254	4,448,922	3,916,936
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		4,875,000	4,831,086	4,655,625
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,964,794	5,939,512	5,792,410
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550		14,700,000	14,598,264	12,980,101
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	5.25%		1M L+425		10,768,333	10,660,650	10,660,650
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,823,419	7,845,853	7,119,311
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	6.07%		1M L+500		9,817,576	9,738,636	9,130,346
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,598,086	1,582,432	1,566,125
PlayPower, Inc.	05/08/2026	Consumer Goods: Durable	5.81%		3M L+550		4,097,010	4,060,079	3,892,160
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		4,950,000	4,881,750	4,846,050
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,909,162	11,909,162	11,206,521
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.67%		3M L+450		11,204,375	11,115,210	10,868,244
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,605,360	4,605,360	4,421,145
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,247,333	6,177,496	6,082,403
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	5.00%		3M L+400		14,840,178	14,842,802	14,394,973
STV Group Incorporated	12/11/2026	Construction and Building	5.43%		1M L+525		7,960,000	7,885,652	7,800,800
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		8,330,874	8,291,500	7,997,638
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		4,962,500	4,788,467	4,689,563
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.59%		6M L+525		8,656,913	8,634,140	8,423,176
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.68%		3M L+475		8,946,566	8,859,896	8,678,169
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%		1M L+550		9,899,497	9,899,497	9,661,909
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,910,465	6,790,717	6,703,151
UBEO, LLC	04/03/2024	Capital Equipment	6.05%		3M L+450		21,930,702	21,752,056	21,272,781
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,492,606	11,332,048	10,894,991
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	7.70%		3M L+625		15,695,969	15,456,567	15,695,969
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		5,257,486	5,199,513	5,204,910
Total First Lien Secured Debt								462,178,094	447,967,019
Second Lien Secured Debt—21.3%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.50%		1M L+850		941,195	941,195	771,309
			(PIK 9.50%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—		15,946	15,946	15,946
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%		—		7,977,513	7,977,513	7,977,513
			(PIK 9.00%)
Total Second Lien Secured Debt								8,934,654	8,764,768
Equity Securities—4.2%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco	—		—		1,317	1,713,106	—
DBI Holding, LLC, Series A-1	—	Business Services	—		—		5,034	5,034,310	1,724,247
DBI Holding, LLC, Series B	—	Business Services	—		—		1,065,021	236,521	—
Total Equity Securities								6,983,937	1,724,247
Cash and Cash Equivalents—26.9%
BlackRock Federal FD Institutional 30								7,593,546	7,593,546
US Bank Cash								3,464,633	3,469,785
Total Cash and Cash Equivalents								11,058,179	11,063,331
Total Investments and Cash Equivalents—1,141.9%								$489,154,864	$469,519,365
Liabilities in Excess of Other Assets—(1,041.9)%									(428,402,035)
Members' Equity—100.0%									$41,117,330

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.
(5)	Non-income producing security.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2019:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—830.5%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.28%	3M L+600		5,000,000	$4,927,149	$5,000,000
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.85%	3M L+475		7,749,274	7,674,216	7,671,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.52%	1M L+725		13,772,261	13,531,751	13,772,261
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%	3M L+650		11,735,208	11,644,440	11,680,054
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.79%	1M L+575		7,348,866	7,311,507	7,128,400
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.36%	1M L+525		10,422,726	10,413,416	10,396,669
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.87%	1M L+575		10,127,447	10,040,432	9,874,261
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,170	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/2023	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.54%	3M L+625		19,748,744	19,748,744	19,748,744
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		12,312,500	12,157,345	12,189,375
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		8,166,594	8,116,022	8,084,928
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.26%	3M L+525	A	$10,000,000	7,376,173	6,542,165
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%	1M L+750		17,384,864	17,263,748	17,384,864
Good2Grow LLC	11/18/2024	Beverages	6.35%	3M L+425		11,752,655	11,649,126	11,576,366
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.37%	3M L+600		14,357,813	14,241,579	14,135,267
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,669,098	19,524,460	19,472,406
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.60%	3M L+450		12,406,250	12,351,255	12,344,219
Impact Group, LLC	06/27/2023	Wholesale	8.60%	1M L+650		9,390,185	9,296,753	9,296,283
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.80%	1M L+425	A	$15,000,000	10,973,919	9,717,138
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.85%	1M L+475		9,974,874	9,974,874	9,974,874
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525		19,850,000	19,586,294	19,609,815
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%	3M L+550		9,925,000	9,837,686	9,916,068
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.80%	3M L+575	A	$14,755,747	10,483,859	9,952,014
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%	1M L+500		17,820,000	17,688,160	17,641,800
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		7,078,125	7,118,977	6,575,083
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,877,500	6,797,207	6,688,369
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.20%	P+275	C	$5,760,254	4,461,926	4,350,645
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.10%	3M L+500		6,009,982	5,977,867	6,009,982
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.35%	1M L+425		14,812,500	14,691,710	14,664,375
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		11,876,667	11,757,900	11,876,667
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+425		7,883,419	7,909,754	6,779,740
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		9,925,000	9,840,202	9,825,750
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.23%	3M L+525	C	$3,242,655	2,412,626	2,424,644
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.04%	1M L+500		9,892,519	9,804,058	9,397,893
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		1,758,406	1,736,386	1,740,822
PlayPower, Inc.	05/8/2026	Leisure Products	7.60%	3M L+550		4,189,500	4,148,451	4,184,263
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.66%	3M L+450		11,289,688	11,189,470	11,176,791
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,359,370
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.35%	3M L+425		15,224,842	15,227,900	15,224,842
Teneo Holdings LLC	07/18/2025	Business Services	7.29%	1M L+525		5,000,000	4,804,110	4,762,500
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.43%	6M L+500		8,823,392	8,790,069	8,735,157
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	7.55%	1M L+550		9,974,874	9,974,874	9,974,874
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.28%	1M L+625		7,075,000	6,937,888	6,933,500
UBEO, LLC	04/03/2024	Capital Equipment	6.78%	3M L+450		22,248,673	22,045,879	22,026,186
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.04%	3M L+450		11,572,122	11,388,612	11,572,122
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.83%	3M L+650		16,001,734	15,724,459	16,121,747
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,466,024	5,389,938	5,466,024
Total First Lien Secured Debt							478,935,867	474,289,532
Second Lien Secured Debt—14.8%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		870,886	870,886	870,886
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		15,206	15,206	15,206

			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
Total Second Lien Secured Debt							8,493,383	8,455,347
Equity Securities—10.2%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,124,929
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,680,039
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	—
Total Equity Securities							6,983,937	5,804,968
Cash and Cash Equivalents—26.8%
BlackRock Federal FD Institutional 30							12,166,301	12,166,301
US Bank Cash							3,156,230	3,128,580
Total Cash and Cash Equivalents							15,322,531	15,294,881
Total Investments and Cash Equivalents—882.3%							$509,735,718	$503,844,728
Liabilities in Excess of Other Assets—(782.3)%								(446,736,922)
Members' Equity—100.0%								$57,107,806

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	June 30, 2020	September 30, 2019
	(Unaudited)
Assets
Investments at fair value (cost—$478,096,685 and $494,413,190, respectively)	$458,456,034	$488,549,847
Cash and cash equivalents (cost—$11,058,179 and $15,322,531, respectively)	11,063,331	15,294,881
Interest receivable	2,150,267	1,855,545
Prepaid expenses and other assets	—	996,333
Total assets	471,669,632	506,696,606
Liabilities
Distribution payable	1,400,000	—
PSSL Credit Facility payable	287,406,665	308,724,305
Notes payable to members	141,050,000	139,650,000
Interest payable on PSSL Credit Facility	639,363	1,015,468
Interest payable on notes to members	32,551	176,273
Accrued other expenses	23,723	22,754
Total liabilities	430,552,302	449,588,800
Commitments and contingencies (1)	—	—
Members' equity	41,117,330	57,107,806
Total liabilities and members' equity	$471,669,632	$506,696,606

(1)	As of June 30, 2020 and September 30, 2019, PSSL had unfunded commitments to fund investments of zero and $0.3 million, respectively.

Statements of Operations
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Investment income:
Interest	$8,396,474	$9,870,920	$25,795,723	$29,791,971
Other income	57,814	220,500	54,177	519,443
Total investment income	8,454,288	10,091,420	25,849,900	30,311,414
Expenses:
Interest and expenses on PSSL Credit Facility	3,025,882	4,145,313	9,772,633	12,568,962
Interest expense on notes to members	3,377,323	3,701,558	10,516,894	10,595,874
Administrative services expenses	300,000	300,000	900,000	850,000
Other general and administrative expenses (1)	144,650	113,650	372,010	340,950
Total expenses	6,847,855	8,260,521	21,561,537	24,355,786
Net investment income	1,606,433	1,830,899	4,288,363	5,955,628
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized loss on investments	(1,673,907)	(1,604,539)	(1,255,546)	(1,025,488)
Net change in unrealized appreciation (depreciation) on:
Investments	6,012,106	404,262	(13,744,548)	(3,243,343)
Credit facility foreign currency translation	(3,566,638)	241,025	(878,744)	738,432
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translation	2,445,468	645,287	(14,623,292)	(2,504,911)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translation	771,561	(959,252)	(15,878,838)	(3,530,399)
Net increase (decrease) in members' equity resulting from operations	$2,377,994	$871,647	$(11,590,475)	$2,425,229

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2031 Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$91,587,863	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	889,171,152	Market Comparable	Market Yield	4.6% – 17.3% (8.5%)
Second lien	27,008,496	Market Comparable	Market Yield	9.3% – 16.9% (10.3%)
First lien	12,888,682	Enterprise Market Value	EBITDA multiple	0.2x – 5.8x (3.7x)
Second lien	4,706,510	Enterprise Market Value	EBITDA multiple	0.2x
Equity	43,012,883	Enterprise Market Value	EBITDA multiple	0.2x – 12.7x (10.0x)
Total Level 3 investments	$1,068,375,586
Long-Term Credit Facility	$340,926,080	Market Comparable	Market Yield	3.3%

Asset Category	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$274,095,799	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,205,284	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	661,720,734	Market Comparable	Market Yield	3.9% – 29.2% (8.3%)
Second lien	26,851,188	Market Comparable	Market Yield	3.9% – 14.2% (10.6%)
First lien	9,084,267	Enterprise Market Value	EBITDA multiple	5.0x – 10.9x (6.5x)
Second lien	5,314,125	Enterprise Market Value	EBITDA multiple	10.9x
Equity	52,466,181	Enterprise Market Value	EBITDA multiple	6.3x – 50.8x (15.4x)
Total Level 3 investments	$1,031,737,579
Long-Term Credit Facility	$263,988,583	Market Comparable	Market Yield	4.0%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, and the 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy:

	Fair Value at June 30, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$993,647,697	$—	$—	$993,647,697	$—
Second lien	31,715,006	—	—	31,715,006	—
Equity	78,990,548	—	—	43,012,883	35,977,665
Total investments	1,104,353,251	—	—	1,068,375,586	35,977,665
Cash and cash equivalents	53,405,925	53,405,925	—	—	—
Total investments and cash and cash equivalents	$1,157,759,176	$53,405,925	$—	$1,068,375,586	$35,977,665
Long-Term Credit Facility	$340,926,080	$—	$—	$340,926,080	$—
2023 Notes	121,853,269	121,853,269	—	—	—
2031 Asset-Backed Debt (2)	224,708,624	—	—	224,708,624	—
Total debt	$687,487,973	$121,853,269	$—	$565,634,704	$—

(1)

In accordance with ASC 820, our equity investment in PSSL is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

(2)

We elected not to apply the fair-value option allowed by ASC 825-10 to the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

	Fair Value at September 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$944,900,800	$—	$—	$944,900,800	$—
Second lien	34,370,598	—	—	34,370,598	—
Equity	102,435,511	—	—	52,466,181	49,969,330
Total investments	1,081,706,909	—	—	1,031,737,579	49,969,330
Cash and cash equivalents	63,337,728	63,337,728	—	—	—
Total investments and cash and cash equivalents	$1,145,044,637	$63,337,728	$—	$1,031,737,579	$49,969,330
Long-Term Credit Facility	$263,988,583	$—	$—	$263,988,583	$—
2023 Notes	135,240,084	135,240,084	—	—	—
2031 Asset-Backed Debt(2)	224,321,845	—	—	224,321,845	—
Total debt	$623,550,512	$135,240,084	$—	$488,310,428	$—

(1)

In accordance with ASC 820, our equity investment in PSSL is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

(2)

We elected not to apply the fair-value option allowed by ASC 825-10 to the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2020
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$944,900,800	$86,836,779	$1,031,737,579
Net realized loss	(6,687,146)	(1,215,446)	(7,902,592)
Net change in unrealized depreciation	(19,324,825)	(12,556,367)	(31,881,192)
Purchases, PIK interest, net discount accretion and non-cash exchanges	416,471,631	7,141,958	423,613,589
Sales, repayments and non-cash exchanges	(341,712,763)	(5,479,035)	(347,191,798)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$993,647,697	$74,727,889	$1,068,375,586
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(22,421,965)	$(11,367,951)	$(33,789,916)

	Nine Months Ended June 30, 2019
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$913,297,976	$42,517,588	$955,815,564
Net realized loss	(12,595,096)	(4,448,014)	(17,043,110)
Net change in unrealized (depreciation) appreciation	(18,182,610)	7,493,080	(10,689,530)
Purchases, PIK interest, net discount accretion and non-cash exchanges	467,294,508	26,193,464	493,487,972
Sales, repayments and non-cash exchanges	(395,335,166)	(4,808,018)	(400,143,184)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$954,479,612	$66,948,100	$1,021,427,712
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(20,477,519)	$5,444,110	$(15,033,409)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Long-Term Credit Facility	2020	2019
Beginning Balance (cost – $265,307,500 and $333,727,520, respectively)	$263,988,583	$332,128,815
Net change in unrealized depreciation included in earnings	(9,353,503)	(1,579,717)
Borrowings	265,000,000	283,700,000
Repayments	(178,709,000)	(202,120,020)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $351,598,500 and $415,307,500, respectively)	$340,926,080	$412,129,078

As of June 30, 2020, we had outstanding non-U.S. dollar borrowings on the Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$16,500,000	$11,698,500	$12,114,537	July 1, 2020	$416,037

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred no expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2020. Due to that election and in accordance with GAAP, we incurred expenses of zero and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2019. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the three and nine months ended June 30, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(12.2) million and $22.7 million, respectively. For the three and nine months ended June 30, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $0.4 million and $0.4 million, respectively. As of June 30, 2020 and September 30, 2019, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $27.4 million and $4.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2020 were as follows:

Name of Investment	Fair value at September 30, 2019	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2020	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$14,491,626	$3,093,972	$—	$(7,907,993)	$9,677,605	$634,723	$36,170	$—
Quick Weight Loss Centers, LLC	5,938,939	70,554	(5,683,145)	(326,348)	—	20,306	—	(5,683,145)
Total Non-Controlled Affiliates	$20,430,565	$3,164,526	$(5,683,145)	$(8,234,341)	$9,677,605	$655,029	$36,170	$(5,683,145)

Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$172,163,080	$1,750,000	$—	$(14,516,665)	$159,396,415	$9,169,399	$4,375,000	$—
Total Controlled Affiliates	$172,163,080	$1,750,000	$—	$(14,516,665)	$159,396,415	$9,169,399	$4,375,000	$—
Total Controlled and Non-Controlled Affiliates	$192,593,645	$4,914,526	$(5,683,145)	$(22,751,006)	$169,074,020	$9,824,428	$4,411,170	$(5,683,145)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net (decrease) increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator for net increase in net assets resulting from operations	$12,555,145	$4,518,816	$1,426,990	$4,042,286
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074	38,772,074	38,772,074
Basic and diluted net increase in net assets per share resulting from operations	$0.32	$0.12	$0.04	$0.10

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2020 and September 30, 2019, cash and cash equivalents consisted of money market funds in the amounts of $53.4 million and $63.3 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2020	2019
Per Share Data:
Net asset value, beginning of period	$12.97	$13.82
Net investment income (1)	0.85	0.88
Net change in realized and unrealized loss (1)	(0.81)	(0.77)
Net increase in net assets resulting from operations (1)	0.04	0.10
Distributions to stockholders (1), (2)	(0.86)	(0.86)
Net asset value, end of period	$12.16	$13.07
Per share market value, end of period	$8.40	$11.56
Total return* (3)	(20.21)%	(5.89)%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.25%	3.63%
Ratio of debt related expenses to average net assets (5)	5.94%	5.03%
Ratio of total expenses to average net assets (5)	11.19%	8.66%
Ratio of net investment income to average net assets (5)	9.09%	8.99%
Net assets at end of period	$471,334,378	$506,733,731
Weighted average debt outstanding	$742,391,378	$491,199,285
Weighted average debt per share (1)	$19.15	$12.67
Asset coverage per unit (6)	$1,617	$1,904
Portfolio turnover ratio	40.49%	54.40%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2020 and 2019, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.9% and 5.3%, respectively (excluding amendment and debt issuance costs, amounts were 3.9% and 4.4%, respectively). As of June 30, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 162% and 179%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $520 million as of June 30, 2020, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of June 30, 2020 and September 30, 2019, Funding I had $351.6 million and $265.3 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.2% and 4.1%, exclusive of the fee on undrawn commitments as of June 30, 2020 and September 30, 2019, respectively. As of June 30, 2020 and September 30, 2019, we had $168.4 million and $254.7 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2020

(Unaudited)

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2020, we were in compliance with the covenants relating to the Credit Facility.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of June 30, 2020 and September 30, 2019, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding, respectively, with a weighted average interest rate of 3.5% and 4.2%. As of June 30, 2020 and September 30, 2019, the unamortized fees on the 2031 Asset-Backed Debt were $3.3 million and $3.7 million, respectively.

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

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2020 and September 30, 2019, we had $62.0 million and $101.1 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $24.9 million and $9.2 million, respectively, to PSSL as of June 30, 2020 and September 30, 2019 that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of June 30, 2020, the related consolidated statements of operations and the related consolidated statements of changes in net assets for the three and nine months ended June 30, 2020 and 2019, and cash flows for the nine months ended June 30, 2020 and 2019, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 5, 2020

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current pandemic caused by COVID-19;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic;

•	our ability to continue to effectively manage our business due to the significant disruptions caused by the current COVID-19 pandemic;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments and ability to fund capital commitments to PSSL;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) and other world economic and political issues.

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

COVID-19 Developments

COVID-19 was first detected in December 2019 in the city of Wuhan in China and has since been identified as a global pandemic by the World Health Organization. In response, governmental authorities of affected jurisdictions, including those in the United States, have imposed travel restrictions and required the temporary closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation. These restrictions and “stay-at-home” orders have essentially resulted in the shutdown of all non-essential businesses, as defined by each governmental authority imposing the respective orders. The economic impact resulting from such restrictions has adversely affected the business operations of some, if not all, of our portfolio companies, as well as our own operations and the operations of our Adviser. While some jurisdictions have either lifted or started to ease certain restrictions on businesses, it is possible that a resurgence of COVID-19 will require additional closures in the future. We cannot predict with any level of certainty the magnitude of the ongoing impact to our business operations or the business operations of our portfolio companies due to the business and supply-chain disruptions caused by the COVID-19 pandemic and the resulting governmental responses. However, we expect such adverse effects to continue for the duration of the pandemic, and potentially for some time thereafter.

Due to the nature of these governmental restrictions and their potentially long-lasting duration, some portfolio companies, especially those in vulnerable industries such as retail, food and beverage and travel, have experienced significant financial distress and may default on their financial obligations to us and their other capital providers. Moreover, certain of our portfolio companies that remain subject to prolonged and severe financial distress, have substantially curtailed their operations, deferred capital expenditures, furloughed or laid off workers and/or terminated relationships with their service providers. These developments will likely continue to impact the value of our investments in such portfolio companies.

The COVID-19 pandemic will likely continue to have an adverse impact on the global economy and result in a period, however long, of global economic slowdown. Particularly, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results as well as the future performance and financial results of our portfolio companies. While we are unable to predict the ultimate adverse effect of COVID-19 on our results of operation, we have identified certain factors that are likely to affect market, economic and geopolitical conditions, and thereby may adversely affect our business, including:

•	U.S. and global economic slowdowns;
•	changes in interest rates, including LIBOR;
•	limited availability of credit, both in the United States and internationally;
•	disruptions to supply-chains and price volatility;
•	changes to existing laws and regulations, or the imposition of new laws and regulations; and
•	uncertainty regarding future governmental and regulatory policies.

The business disruption and financial harm resulting from COVID-19 experienced by our portfolio companies are likely to reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of June 30, 2020, we had three portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic may result in additional portfolio investments being placed on non-accrual status in the future.

We have had a significant reduction in our net asset value as of June 30, 2020 as compared to our net asset value as of September 30, 2019, which was primarily due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact as well as the re-pricing of credit risk in the broadly syndicated credit market. The decrease in net asset value as of June 30, 2020 as compared to September 30, 2019 primarily resulted from a decrease in the fair value of some of our portfolio company investments, which led to an increase in unrealized depreciation in respect of our portfolio company investments. In addition, our investment valuations are inherently less certain than they would be absent the impact of the COVID-19 pandemic and related market volatility and the values assigned as of this date may materially differ from the values that may ultimately be realized.

Additionally, as of June 30, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 162% and 179%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make payments required under such facility or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the Lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period ends in October 2021, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

In addition, we activated our business continuity planning strategy. Our priority has been to safeguard the health of our employees and to ensure continuity of business operations on behalf of our investors. As a result of the execution of our business continuity planning strategy, nearly all of our employees are working remotely. Our systems and infrastructure have continued to support our business operations. We implemented a heightened level of communication across senior management, our investment team and our board of directors, and we have proactively engaged with our vendors on a regular basis to ensure they continue to meet our criteria for business continuity.

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

Expenses

Our primary operating expenses include the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees on undrawn amounts under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2020, our portfolio totaled $1,104.4 million and consisted of $993.6 million of first lien secured debt (including $123.4 million in PSSL), $31.7 million of second lien secured debt and $79.0 million of preferred and common equity (including $36.0 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of June 30, 2020, we had three portfolio companies on non-accrual, representing 2.2% and 1.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $49.9 million. Our overall portfolio consisted of 104 companies with an average investment size of $10.6 million, had a weighted average yield on debt investments of 7.4%, and was invested 90% in first lien secured debt (including 11% in PSSL), 3% in second lien secured debt and 7% in preferred and common equity (including 3% in PSSL). As of June 30, 2020, 98% of the investments held by PSSL were first lien secured debt.

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

For the three months ended June 30, 2020, we invested $14.4 million in one new and 18 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the three months ended June 30, 2020 totaled $104.1 million. For the nine months ended June 30, 2020, we invested $421.4 million in 18 new and 86 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the nine months ended June 30, 2020 totaled $347.2 million.

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

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2020, PSSL’s portfolio totaled $458.5 million, consisted of 49 companies with an average investment size of $9.4 million and had a weighted average yield on debt investments of 6.8%. As of September 30, 2019, PSSL’s portfolio totaled $488.5 million, consisted of 45 companies with an average investment size of $10.9 million and had a weighted average yield on debt investments of 7.6%.

For the three months ended June 30, 2020, PSSL made zero new or follow-on investments. Sales and repayments of investments for the three months ended June 30, 2020 totaled $28.3 million. For the nine months ended June 30, 2020, PSSL invested $87.1 million (including $86.7 million purchased from the Company) in 11 new and two existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the nine months ended June 30, 2020 totaled $102.6 million.

For the three months ended June 30, 2019, PSSL invested $8.4 million in one new and three existing portfolio companies with a weighted average yield on debt investments of 9.0%. PSSL’s sales and repayments of investments for the three months ended June 30, 2019 totaled $39.7 million. For the nine months ended June 30, 2019 PSSL invested $176.0 million (including $57.7 million purchased from the Company) in 11 new and 13 existing portfolio companies with a weighted average yield on debt investments of 8.1%. PSSL’s sales and repayments of investments for the nine months ended June 30, 2019 totaled $128.2 million.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2031 Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred no expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2020. Due to that election and in accordance with GAAP, we incurred expenses of zero and $4.5 million, respectively, relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2019. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the three and nine months ended June 30, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(12.2) million and $22.7 million, respectively. For both the three and nine months ended June 30, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $0.4 million. As of June 30, 2020 and September 30, 2019, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $27.4 million and $4.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2020 and 2019.

Investment Income

Investment income for the three and nine months ended June 30, 2020 was $22.8 million and $73.7 million, respectively, and was attributable to $21.0 million and $67.5 million from first lien secured debt and $1.8 million and $6.2 million from other investments, respectively. This compares to investment income for the three and nine months ended June 30, 2019, which was $22.9 million and $69.1 million, respectively, and was attributable to $19.9 million and $62.0 million from first lien secured debt and $3.0 million and $7.0 million from other investments, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2020 totaled $12.6 million and $40.7 million, respectively. Base management fee for the same periods totaled $2.9 million and $8.7 million, incentive fee totaled $2.0 million and $7.2 million, debt related interest and expenses totaled $6.7 million and $21.6 million and general and administrative expenses totaled $1.0 million and $2.9 million, respectively. This compares to expenses for the three and nine months ended June 30, 2019 which totaled $11.5 million and $35.0 million, respectively. Base management fee for the same periods totaled $2.6 million and $7.5 million, incentive fee totaled $2.4 million and $3.7 million (including $(1.4) million on realized and unrealized gains accrued but not payable), debt related interest and expenses totaled $5.7 million and $20.8 million (including $4.5 million in Credit Facility amendment costs), and general and administrative expenses totaled $1.0 million and $3.0 million, respectively. The increase in expenses for the three and nine months ended June 30, 2020 compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Net Investment Income

Net investment income totaled $10.2 million and $33.1 million, or $0.26 and $0.85 per share, for the three and nine months ended June 30, 2020, respectively. Net investment income totaled $11.3 million and $34.1 million, or $0.29 and $0.88 per share, for the three and nine months ended June 30, 2019, respectively.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2020 totaled $104.1 million and $347.2 million, respectively, and net realized losses totaled $7.4 million and $8.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2019 totaled $66.6 million and $400.1 million, respectively, and net realized losses totaled $18.4 million and $16.4 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and nine months ended June 30, 2020, we reported net change in unrealized appreciation (depreciation) on investments of $21.9 million and $(46.4) million, respectively. For the three and nine months ended June 30, 2019, we reported net change in unrealized appreciation (depreciation) on investments of $11.9 million and $(13.2) million, respectively. As of June 30, 2020 and September 30, 2019, our net unrealized depreciation on investments totaled $49.9 million and $3.5 million, respectively. The net change in unrealized depreciation on our investments compared to the same periods in the prior year was primarily due to changes in the capital market conditions as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

For the three and nine months ended June 30, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(12.2) million and $22.7 million, respectively. For the three and nine months ended June 30, 2019, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $0.4 million and $0.4 million, respectively. As of June 30, 2020 and September 30, 2019, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $27.4 million and $4.7 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $12.6 million and $1.4 million, or $0.32 and $0.04 per share, respectively, for the three and nine months ended June 30, 2020. This compares to a net change in net assets resulting from operations of $4.5 million and $4.0 million, or $0.12 and $0.10 per share, respectively, for the three and nine months ended June 30, 2019. The increase in the net change in net assets from operations for the three months ended June 30, 2020 compared to the same period in the prior year was primarily due to changes in the capital markets. The decrease in the net change in net assets from operations for the nine months ended June 30, 2020 compared to the same period in the prior year was primarily due to depreciation of the portfolio primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 162% and 179%, respectively.

The annualized weighted average cost of debt for the nine months ended June 30, 2020 and 2019, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.9% and 5.3%, respectively (excluding amendment and debt issuance costs, amounts were 3.9% and 4.4%, respectively). As of June 30, 2020 and September 30, 2019, we had $168.4 million and $254.7 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of June 30, 2020, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of June 30, 2020 and September 30, 2019, Funding I had $351.6 million and 265.3 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.2% and 4.1%, exclusive of the fee on undrawn commitments as of June 30, 2020 and September 30, 2019, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2020, we were in compliance with the covenants relating to the Credit Facility.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of June 30, 2020 and September 30, 2019, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding, respectively, with a weighted average interest rate of 3.5% and 4.2%.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For both the nine months ended June 30, 2020 and 2019, we did not issue any shares.

As of June 30, 2020 and September 30, 2019, we had cash equivalents of $53.4 million and $63.3 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $63.0 million for the nine months ended June 30, 2020, and our financing activities provided cash of $53.1 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from draws on our credit facility, partially offset by distributions paid to stockholders.

Our operating activities used cash of $96.0 million for the nine months ended June 30, 2019 and our financing activities provided cash of $48.4 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from draws on credit facility, partially offset by for distributions paid to stockholders.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2020 and September 30, 2019, PSSL had total assets of $471.7 million and $506.7 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $28.5 million and $10.5 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2020 and September 30, 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $123.4 million (additional $17.5 million unfunded) and $122.2 million (additional $6.4 million unfunded), respectively, and equity interests of $52.9 million (additional $7.4 million unfunded) and $52.4 million (additional $2.8 million unfunded), respectively.

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

Additionally, PSSL has entered into the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PSSL Subsidiary, which as of June 30, 2020 allowed PSSL Subsidiary to borrow up to $420.0 million at any one time outstanding, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	June 30, 2020	September 30, 2019
Total investments	$458,456,034	$488,549,847
Weighted average yield on debt investments	6.8%	7.6%
Number of portfolio companies in PSSL	49	45
Largest portfolio company investment	$21,272,781	$22,026,186
Total of five largest portfolio company investments	$93,722,506	$102,872,275

Below is a listing of PSSL’s individual investments as of June 30, 2020:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—1,089.5%
Altamira Technologies, LLC	07/24/2025	Business Services	7.00%		3M L+600		4,887,405	$4,823,367	$4,667,472
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%		3M L+500		7,690,117	7,616,012	7,459,414
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		13,480,941	13,306,023	13,076,513
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	7.50%		3M L+650		11,645,833	11,568,897	11,206,785
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		7,292,191	7,259,477	7,219,269
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.25%		1M L+525		10,344,346	10,336,692	10,137,459
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.00%		1M L+575		9,932,689	9,858,472	9,088,411
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		182,403	179,762	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		450,110	450,110	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,859,341	8,770,499	8,682,155
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,422,020	7,385,533	7,273,580
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Non-Durable	6.75%		1M L+575		8,042,356	7,968,575	7,861,403
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.87%		3M L+525	A	$10,000,000	7,399,838	6,540,750
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,792,056	16,699,226	16,590,551
Good2Grow LLC	11/18/2024	Beverage, Food and Tobacco	5.32%		3M L+425		11,329,248	11,241,281	11,204,627
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.56%		3M L+450		19,569,810	19,444,957	19,080,565
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	5.50%		3M L+450		12,143,568	12,095,250	12,022,132
Impact Group, LLC	06/27/2023	Wholesale	8.82%		1M L+737		9,315,185	9,235,610	9,222,033
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.75%		1M L+475	A	$15,000,000	11,004,260	9,988,758
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		9,368,426	9,368,426	8,993,689
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,700,000	19,472,751	19,256,750
Lash Opco, LLC - Term Loan	12/12/2024	Consumer Goods: Non-Durable	8.75%		3M L+725		7,312,500	7,109,812	7,041,937
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	6.50%		3M L+550		9,850,000	9,773,279	9,393,945
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		3M L+600		6,895,493	6,926,485	6,274,899
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%		1M L+600		6,825,000	6,756,233	6,495,352
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	0.00%	(5)	—	C	$5,730,254	4,448,922	3,916,936
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		4,875,000	4,831,086	4,655,625
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,964,794	5,939,512	5,792,410
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550		14,700,000	14,598,264	12,980,101
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	5.25%		1M L+425		10,768,333	10,660,650	10,660,650
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,823,419	7,845,853	7,119,311
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	6.07%		1M L+500		9,817,576	9,738,636	9,130,346
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,598,086	1,582,432	1,566,125
PlayPower, Inc.	05/08/2026	Consumer Goods: Durable	5.81%		3M L+550		4,097,010	4,060,079	3,892,160
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		4,950,000	4,881,750	4,846,050
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,909,162	11,909,162	11,206,521
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.67%		3M L+450		11,204,375	11,115,210	10,868,244
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,605,360	4,605,360	4,421,145
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,247,333	6,177,496	6,082,403
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	5.00%		3M L+400		14,840,178	14,842,802	14,394,973
STV Group Incorporated	12/11/2026	Construction and Building	5.43%		1M L+525		7,960,000	7,885,652	7,800,800
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		8,330,874	8,291,500	7,997,638
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		4,962,500	4,788,467	4,689,563
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.59%		6M L+525		8,656,913	8,634,140	8,423,176
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.68%		3M L+475		8,946,566	8,859,896	8,678,169
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%		1M L+550		9,899,497	9,899,497	9,661,909
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,910,465	6,790,717	6,703,151
UBEO, LLC	04/03/2024	Capital Equipment	6.05%		3M L+450		21,930,702	21,752,056	21,272,781
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,492,606	11,332,048	10,894,991
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	7.70%		3M L+625		15,695,969	15,456,567	15,695,969
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		5,257,486	5,199,513	5,204,910
Total First Lien Secured Debt								462,178,094	447,967,019
Second Lien Secured Debt—21.3%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.50%		1M L+850		941,195	941,195	771,309
			(PIK 9.50%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—		15,946	15,946	15,946
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%		—		7,977,513	7,977,513	7,977,513
			(PIK 9.00%)
Total Second Lien Secured Debt								8,934,654	8,764,768
Equity Securities—4.2%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco	—		—		1,317	1,713,106	—
DBI Holding, LLC, Series A-1	—	Business Services	—		—		5,034	5,034,310	1,724,247
DBI Holding, LLC, Series B	—	Business Services	—		—		1,065,021	236,521	—
Total Equity Securities								6,983,937	1,724,247
Cash and Cash Equivalents—26.9%
BlackRock Federal FD Institutional 30								7,593,546	7,593,546
US Bank Cash								3,464,633	3,469,785
Total Cash and Cash Equivalents								11,058,179	11,063,331
Total Investments and Cash Equivalents—1,141.9%								$489,154,864	$469,519,365
Liabilities in Excess of Other Assets—(1,041.9)%									(428,402,035)
Members' Equity—100.0%									$41,117,330

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.
(5)	Non-income producing security.

Below is a listing of PSSL’s individual investments as of September 30, 2019:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—830.5%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.28%	3M L+600		5,000,000	$4,927,149	$5,000,000
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.85%	3M L+475		7,749,274	7,674,216	7,671,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.52%	1M L+725		13,772,261	13,531,751	13,772,261
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%	3M L+650		11,735,208	11,644,440	11,680,054
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.79%	1M L+575		7,348,866	7,311,507	7,128,400
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.36%	1M L+525		10,422,726	10,413,416	10,396,669
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.87%	1M L+575		10,127,447	10,040,432	9,874,261
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,170	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/2023	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.54%	3M L+625		19,748,744	19,748,744	19,748,744
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		12,312,500	12,157,345	12,189,375
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		8,166,594	8,116,022	8,084,928
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.26%	3M L+525	A	$10,000,000	7,376,173	6,542,165
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%	1M L+750		17,384,864	17,263,748	17,384,864
Good2Grow LLC	11/18/2024	Beverages	6.35%	3M L+425		11,752,655	11,649,126	11,576,366
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.37%	3M L+600		14,357,813	14,241,579	14,135,267
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,669,098	19,524,460	19,472,406
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.60%	3M L+450		12,406,250	12,351,255	12,344,219
Impact Group, LLC	06/27/2023	Wholesale	8.60%	1M L+650		9,390,185	9,296,753	9,296,283
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.80%	1M L+425	A	$15,000,000	10,973,919	9,717,138
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.85%	1M L+475		9,974,874	9,974,874	9,974,874
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525		19,850,000	19,586,294	19,609,815
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%	3M L+550		9,925,000	9,837,686	9,916,068
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.80%	3M L+575	A	$14,755,747	10,483,859	9,952,014
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%	1M L+500		17,820,000	17,688,160	17,641,800
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		7,078,125	7,118,977	6,575,083
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,877,500	6,797,207	6,688,369
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.20%	P+275	C	$5,760,254	4,461,926	4,350,645
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.10%	3M L+500		6,009,982	5,977,867	6,009,982
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.35%	1M L+425		14,812,500	14,691,710	14,664,375
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		11,876,667	11,757,900	11,876,667
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+425		7,883,419	7,909,754	6,779,740
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		9,925,000	9,840,202	9,825,750
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.23%	3M L+525	C	$3,242,655	2,412,626	2,424,644
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.04%	1M L+500		9,892,519	9,804,058	9,397,893
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		1,758,406	1,736,386	1,740,822
PlayPower, Inc.	05/8/2026	Leisure Products	7.60%	3M L+550		4,189,500	4,148,451	4,184,263
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.66%	3M L+450		11,289,688	11,189,470	11,176,791
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,359,370
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.35%	3M L+425		15,224,842	15,227,900	15,224,842
Teneo Holdings LLC	07/18/2025	Business Services	7.29%	1M L+525		5,000,000	4,804,110	4,762,500
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.43%	6M L+500		8,823,392	8,790,069	8,735,157
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	7.55%	1M L+550		9,974,874	9,974,874	9,974,874
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.28%	1M L+625		7,075,000	6,937,888	6,933,500
UBEO, LLC	04/03/2024	Capital Equipment	6.78%	3M L+450		22,248,673	22,045,879	22,026,186
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.04%	3M L+450		11,572,122	11,388,612	11,572,122
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.83%	3M L+650		16,001,734	15,724,459	16,121,747
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,466,024	5,389,938	5,466,024
Total First Lien Secured Debt							478,935,867	474,289,532
Second Lien Secured Debt—14.8%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		870,886	870,886	870,886
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		15,206	15,206	15,206

			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
Total Second Lien Secured Debt							8,493,383	8,455,347
Equity Securities—10.2%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,124,929
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,680,039
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,521	—
Total Equity Securities							6,983,937	5,804,968
Cash and Cash Equivalents—26.8%
BlackRock Federal FD Institutional 30							12,166,301	12,166,301
US Bank Cash							3,156,230	3,128,580
Total Cash and Cash Equivalents							15,322,531	15,294,881
Total Investments and Cash Equivalents—882.3%							$509,735,718	$503,844,728
Liabilities in Excess of Other Assets—(782.3)%								(446,736,922)
Members' Equity—100.0%								$57,107,806

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

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	June 30, 2020	September 30, 2019
	(Unaudited)
Assets
Investments at fair value (cost—$478,096,685 and $494,413,190, respectively)	$458,456,034	$488,549,847
Cash and cash equivalents (cost—$11,058,179 and $15,322,531, respectively)	11,063,331	15,294,881
Interest receivable	2,150,267	1,855,545
Prepaid expenses and other assets	—	996,333
Total assets	471,669,632	506,696,606
Liabilities
Distribution payable	1,400,000	—
PSSL Credit Facility payable	287,406,665	308,724,305
Notes payable to members	141,050,000	139,650,000
Interest payable on PSSL Credit Facility	639,363	1,015,468
Interest payable on notes to members	32,551	176,273
Accrued other expenses	23,723	22,754
Total liabilities	430,552,302	449,588,800
Commitments and contingencies (1)	—	—
Members' equity	41,117,330	57,107,806
Total liabilities and members' equity	$471,669,632	$506,696,606

(1)	As of June 30, 2020 and September 30, 2019, PSSL had unfunded commitments to fund investments of zero and $0.3 million, respectively.

Statements of Operations
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Investment income:
Interest	$8,396,474	$9,870,920	$25,795,723	$29,791,971
Other income	57,814	220,500	54,177	519,443
Total investment income	8,454,288	10,091,420	25,849,900	30,311,414
Expenses:
Interest and expenses on PSSL Credit Facility	3,025,882	4,145,313	9,772,633	12,568,962
Interest expense on notes to members	3,377,323	3,701,558	10,516,894	10,595,874
Administrative services expenses	300,000	300,000	900,000	850,000
Other general and administrative expenses (1)	144,650	113,650	372,010	340,950
Total expenses	6,847,855	8,260,521	21,561,537	24,355,786
Net investment income	1,606,433	1,830,899	4,288,363	5,955,628
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized loss on investments	(1,673,907)	(1,604,539)	(1,255,546)	(1,025,488)
Net change in unrealized appreciation (depreciation) on:
Investments	6,012,106	404,262	(13,744,548)	(3,243,343)
Credit facility foreign currency translation	(3,566,638)	241,025	(878,744)	738,432
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translation	2,445,468	645,287	(14,623,292)	(2,504,911)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translation	771,561	(959,252)	(15,878,838)	(3,530,399)
Net increase (decrease) in members' equity resulting from operations	$2,377,994	$871,647	$(11,590,475)	$2,425,229

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2020, including borrowings under our Credit Facility, 2023 Notes, 2031 Asset-Backed Debt and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$351.6	$—	$—	$351.6	$—
2023 Notes	138.6	20.8	41.6	76.2	—
2031 Asset-Backed Debt	228.0	—	—	—	228.0
Total debt outstanding (1)	$718.2	$20.8	$41.6	$427.8	$228.0
Unfunded commitments to PSSL	24.9	—	—	—	24.9
Unfunded investments (2)	62.0	6.3	23.9	27.0	4.8
Total contractual obligations	$805.1	$27.1	$65.5	$454.8	$257.7

(1)	The annualized weighted average cost of debt as of June 30, 2020, excluding amendment costs and debt issuance costs, was 3.0% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

During the three and nine months ended June 30, 2020 and 2019, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $11.1 and $33.2 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Developments

Subsequent to June 30, 2020, the market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have adversely affected, and may continue to adversely affect, our operations and the operations of our Investment Adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition, results of operations or cash flows with any level of certainty. The COVID-19 pandemic, however, has had and is expected to continue to have a material adverse impact on our net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies. For more information, see “COVID-19 Developments” above.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$1,656	$0.04
Up 1%	(1,492)	(0.04)
Up 2%	3,389	0.09
Up 3%	8,270	0.21
Up 4%	$13,151	$0.34

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, COVID-19 was first detected in the city of Wuhan in the Hubei province of China.  The spread of COVID-19 has resulted in governmental orders imposing travel restrictions and prolonged closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation around the world, which has materially disrupted the demand for our portfolio companies’ products and services and is making it more difficult for our portfolio companies to conduct their businesses. In addition, supply chains worldwide have been interrupted, slowed, or rendered inoperable as a result of the COVID-19 pandemic, and an increasing number of individuals are becoming ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak have resulted in forced shutdowns of our portfolio companies’ facilities for extended periods. While many states have begun to ease such governmental restrictions, these prolonged disruptions in the business of our portfolio companies, including disruptions in their supply chains, have adversely affected their ability to obtain the necessary raw materials or components to make their products and caused a decline in the demand for their products or services. This may require, or in some cases already has required, our portfolio companies to furlough or lay off employees, terminate relationships with service providers or otherwise significantly curtail their standard business operations, which would likely cause, or already has caused, a negative impact on their operating results.

The global impact of the COVID-19 outbreak continues to evolve and is adversely affecting our operations and the operations of our portfolio companies. The COVID-19 pandemic has resulted in, and will continue to result in, among other things, the following: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (iv) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; and (v) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers. These factors are limiting our portfolio companies’ access to capital in a time of great economic distress. While government authorities have introduced creative proposals to address the needs of businesses, such actions may not be sufficient to address the problems facing our portfolio companies.

The outbreak has led to a continued adverse impact on economic and market conditions and may trigger a prolonged period of global economic slowdown. The full impact on global markets from COVID-19 is difficult to predict, and the degree to which COVID-19 will continue to negatively affect our operating results or the duration of any potential business disruption remains uncertain. The full negative impact of COVID-19 on our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19, the possibility of a resurgence and the actions taken by authorities and other entities to lift restrictions on business operations and open the economy, all of which are beyond our control. These future events, while unpredictable, will likely adversely affect our operating results and the operating results of our portfolio companies.

In addition, on January 31, 2020, the United Kingdom technically withdrew from the European Union, triggering a negotiated transition period during which the United Kingdom remains in the European Union single market and customs union and remains subject to European Union laws and regulations. The transition period is scheduled to end on December 31, 2020. While the deadline can be extended by one or two years, the U.K. government has limited the flexibility for it to seek an extension and is on record as saying it will not seek an extension. During the transition period, the parties are to negotiate agreements addressing a range of aspects of the future relationship, foremost among them a free trade agreement. It remains unclear which aspects of the future relationship between the United Kingdom and the European Union will, in fact, be agreed by the deadline, or whether certain aspects (for example, trade in goods, but not services) will be addressed and others deferred, or alternatively whether the parties will fail to reach agreement in time on fundamental trade matters, causing the United Kingdom to default to World Trade Organization rules. The United Kingdom and the European Union are therefore in a period of legal, regulatory and political uncertainty. As a consequence of continued uncertainty surrounding Brexit, the financial markets have experienced high levels of volatility. While such uncertainty most directly affects the United Kingdom and the European Union, global markets have suffered immediate and significant disruption. It is likely that, in the near term, uncertainty over Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the U.K. and European economies, but also the broader global economy, could be significant. This would potentially result in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the U.S. dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Once there is clarity, however, the outcomes following the transition period are likely to affect, among others, trade in goods and services (including the regime that will replace the existing passporting regimes for financial and other services); immigration rules and the ability to move employees across borders; legal and regulatory regimes; and market access rules.

Additional risks associated with the outcome of Brexit include macroeconomic risk to the U.K. and European economies, impetus for further disintegration of the

European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the European Union, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. We will continue to monitor the potential impact of Brexit on our results of operations and financial condition.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions are adversely affecting our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity will continue to negatively impact us. These unfavorable economic conditions are also increasing our funding costs and limiting our access to the capital markets, and may result in a decision by lenders not to extend credit to us in the future. These events have limited and will continue to limit our investment originations, limit our ability to grow and negatively impact our operating results and the fair values of our debt and equity investments. We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

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

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00891), filed on May 11, 2020).

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 5, 2020	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)