Form 10-K
period 2020-09-30
PennantPark Floating Rate Capital Ltd.
filed 2020-11-18
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2020 based on the closing price on that date of $4.86 on The Nasdaq Global Select Market was approximately $185 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 38,772,074 shares of the Registrant’s common stock outstanding as of November 18, 2020.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with Truist Bank (formerly SunTrust Bank) and other lenders, or the “Lenders”; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:

•

our ability to remain in compliance with the financial and operational covenants of our Credit Facility, as well as the risks associated with our wholly owned subsidiary, Funding I, and the restrictions imposed on Funding I by the Credit Facility;

•	our ability to operate in a highly competitive market for investment opportunities;

•

the prospects of our portfolio companies and the ability of our portfolio companies to achieve their objectives, the decline or failure of which may result in our borrowers defaulting on their payments to us;

•	the ability of our Investment Adviser to hire and retain qualified personnel, to monitor and administer our investments and to manage our future growth effectively;

•	changes to the interest rate environment, including the phasing out of LIBOR and the uncertainties associated therewith;

•	our reliance on information systems, the failure of which could result in delays or other problems with our business activities, and the susceptibility of such systems to cybersecurity threats;

•	our ability to replicate historical performance of other investment companies and funds with which our professionals have been affiliated;

•

our ability to raise additional capital while remaining in compliance with certain annual distribution, asset coverage, asset composition and other regulatory requirements needed to maintain our status as a BDC and a RIC;

•

the use of leverage to fund our investments, including the indebtedness resulting from our Credit Facility, 2023 Notes and 2031 Asset-Backed Debt, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

•	our issuance of debt or other securities and the impact of such issuances on the value of our common stock or NAV;

•	market conditions that may make it difficult for us to refinance or extend the maturity of our existing indebtedness;

•	potential conflicts of interest of our Investment Adviser and Administrator;

•	the potential dilution caused by any future issuances of subscription rights or warrants;

•	the impact of recent financial reform legislation, uncertainty about presidential administration initiatives and any future laws and regulations on our business and our portfolio companies;

•	the investment objectives and decisions advanced by the board of directors or the Investment Adviser which are not subject to stockholder approval and potential activism by our shareholders;

•	the illiquid nature of the assets in which we invest and our valuation procedures with respect to such assets;

•

making investments in loans bearing a variable-rate of interest, or Floating Rate Loans, first lien secured debt, second lien secured debt, subordinated debt and the equity of certain portfolio companies, and the risks of making such investments in privately held middle-market companies;

•

the Investment Adviser’s incentive to make speculative investments to earn a greater incentive fee and, in some instances, our obligation to pay incentive compensation to our Investment Adviser even after we incur a loss;

•	the potential dilution of our common stock which may result from issuances of our common stock below the then current NAV per share;

•

our allocation of net proceeds from offering in ways which you may not agree and our inability to invest proceeds from offerings in new investment opportunities, which could negatively affect our financial performance;

•	tax liabilities resulting from receiving our stock as a distribution;

•	the measures we have taken to deter takeover attempts, which may adversely impact the price of our common stock;

•	exchange rate fluctuations which may adversely impact holders of our 2023 Notes that receive payments of principal and interest in New Israeli Shekels;

•	our interests in connection with the Debt Securitization and the offering of the 2031 Asset-Backed Debt by the Securitization Issuers;

•

changes to political, economic or industry conditions or conditions affecting the financial and capital markets, including changes caused by the COVID-19 pandemic and Brexit, that could cause volatility or prolonged disruption of the capital markets and impact the value of our assets;

•	the COVID-19 pandemic and its effect on our results of operations and the operations of our portfolio companies;

•	the impact of economic sanction laws in the United States and other jurisdictions which may prohibit us and our affiliates from transacting with certain countries, individuals and companies;

•

potential litigation, whether initiated by shareholders or other parties, and, with respect to the holders of our 2023 Notes, the ability to enforce civil judgments against us and our directors, officers and experts; and

•	the impact of global climate change on the operations of our portfolio companies.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see Item “1A. Risk Factors” below.

Item 1.	Business

General Business of PennantPark Floating Rate Capital Ltd.

PennantPark Floating Rate Capital Ltd. is a BDC whose objectives are to generate both current income and capital appreciation while seeking to preserve capital by investing primarily in Floating Rate Loans, and other investments made to U.S. middle-market companies.

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

In April 2019, our wholly-owned subsidiary, the Securitization Issuer, was incorporated in the Cayman Islands as an exempted company with limited liability. We formed the Securitization Issuer in order to complete the Debt Securitization.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested $11.5 billion in 547 companies with more than 190 different financial sponsors through its managed funds.

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

•

We believe there is substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and, from time to time, the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-reward to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

a)	Experienced Management Team

The senior investment professionals of our Investment Adviser have worked together for many years and average over 25 years of experience in senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. These senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this extensive experience and history have resulted in a strong reputation across the capital markets.

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

Leverage

As of September 30, 2020, we maintained a $520 million Credit Facility, which matures in October 2023, with the Lenders. The Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period ends in October 2021, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points. The Credit Facility is secured by all of the assets held by Funding I, under which we had $308.6 million outstanding as of September 30, 2020. The Credit Facility had a weighted average interest rate of 2.2% and 4.1%, exclusive of the fee on undrawn commitments as of September 30, 2020 and 2019, respectively. As of September 30, 2020 and 2019, we had $211.4 million and $254.7 million, respectively, of unused borrowing capacity under our Credit Facility, subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 140% and 170% of our net assets, or approximately 60% to 65% of our managed assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing.

As of September 30, 2020 we had $138.6 million in aggregate principal amount of 2023 Notes outstanding. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee. The 2023 Notes pay interest at a rate of 4.3% per year. As a result of the downgrade of the 2023 Notes from “ilA+” to “ilA-” in March 2020, the interest rate of the 2023 Notes was increased to 4.3% from 3.8%. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. As of both September 30, 2020 and 2019, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7% and 4.2%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

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

Investment Policy Overview

We seek to create a diversified portfolio primarily of Floating Rate Loans by generally targeting an investment size of $5 million to $30 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We also generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt, subordinated debt and, to a lesser extent, equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such unrated companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. In addition, we expect our debt investments to range in maturity from three to ten years.

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

Subordinated Debt

Structurally, subordinated debt usually ranks junior in priority of payment to first lien secured debt and second lien secured debt, and is often unsecured. As such, other creditors may rank senior to us in the event of insolvency. Subordinated debt ranks senior to common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to first lien secured debt and second lien secured debt, subordinated debt generally earns a higher return than first lien secured debt and second lien secured debt. In many cases, subordinated debt investors receive opportunities to invest directly in the equity securities of borrowers, and from time to time, may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Investment Selection Criteria

We are committed to a value-oriented philosophy used by the senior investment professionals of our Investment Adviser who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.

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

a)	Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets. The Investment Adviser also seeks to invest in portfolio companies that it believes possess competitive advantages in, for example, scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

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

Our Corporate Information

Our administrative and principal executive offices are located at 590 Madison Avenue, 15th Floor, New York, NY 10022. Our common stock is quoted on The Nasdaq Global Select Market and the Tel Aviv Stock Exchange, or TASE, under the symbol “PFLT.” Our phone number is (212) 905-1000, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. In addition, the SEC maintains an Internet website at www.sec.gov that contains material that we file with the SEC on the Electronic Data Gathering, Analysis and Retrieval, or EDGAR, Database.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2020 (1)	Portfolio Company	2019 (1)
By Light Professional IT Services, LLC	4%	MeritDirect, LLC	4%
Lightspeed Buyer Inc.	4	Cano Health, LLC	3
MeritDirect, LLC	3	Douglas Products	3
GSM Holdings, Inc.	3	GSM Holdings, Inc.	3
Integrative Nutrition, LLC	2	Integrative Nutrition, LLC	3
Tensar Corporation	2	Montreign Operating Company, LLC	3
Research Now Group, Inc. and Survey	2	Research Now Group, Inc. and Survey	3
Sampling International LLC		Sampling International LLC
Datalot Inc.	2	By Light Professional IT Services, LLC	2
The Infosoft Group, LLC	2	eCommission Financial Services, Inc.	2
GCOM Software LLC	2	Tyto Athene, LLC	2

Industry	2020 (1)	Industry	2019 (1)
Professional Services	8%	Aerospace and Defense	7%
High Tech Industries	6	Hotel, Gaming and Leisure	7
Aerospace and Defense	5	Beverage, Food and Tobacco	6
Business Services	5	Healthcare and Pharmaceuticals	6
Capital Equipment	5	Business Services	5
Media	5	Capital Equipment	5
Construction and Building	4	High Tech Industries	5
Healthcare and Pharmaceuticals	4	Media	5
Healthcare Technology	4	Construction and Building	4
Hotel, Gaming and Leisure	4	Telecommunications	4

(1)	Excludes investments in PSSL.

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as certain of the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Investment Corporation, a publicly traded BDC, and other managed funds, as applicable. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and/or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. The Investment Adviser will allocate investment opportunities in a fair and equitable manner consistent with our allocation policy, and we have received exemptive relief with respect to certain co-investment transactions. Where co-investment is unavailable or inappropriate, the Investment Adviser will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser earned a base management fee of $11.4 million, $10.2 million and $8.4 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser earned $9.3 million, $7.6 million and $3.5 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2020, 2019 and 2018, we accrued an incentive fee on capital gains of approximately zero, zero and $(0.1) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2020, 2019 and 2018 was zero, $(1.4) million and $(1.0) million, respectively.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2020. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2021. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2020, 2019 and 2018, we reimbursed the Investment Adviser approximately $1.6 million, $1.9 million and $1.3 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2020. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2021. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2020, PSSL had total assets of $406.4 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate of $25.3 million. PSSL’s portfolio consisted of debt investments in 45 portfolio companies as of September 30, 2020. As of September 30, 2020, at fair value, the largest investment in a single portfolio company in PSSL was $20.6 million and the five largest investments totaled $93.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2020 and 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $125.4 million (additional $15.5 million unfunded) and $122.2 million (additional $6.4 million unfunded), respectively, and equity interests of $53.7 million (additional $6.6 million unfunded) and $52.4 million (additional $2.8 million unfunded), respectively.

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

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no readily available market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

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

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and a code of conduct that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov. You may also obtain a copy of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov, filed as an exhibit to our annual report on Form 10-K (File No. 814-00891) filed on November 17, 2011.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are subject to various covenants under Funding I’s Credit Facility which, if not complied with, could result in reduced availability and/or mandatory prepayments under Funding I’s Credit Facility, our 2023 Notes, and our 2031 Asset-Backed Debt.

In addition to the asset coverage ratio requirements, our Credit Facility contains various covenants applicable to Funding I, which restricts our ability to borrow funds, and the deed of trust governing our 2023 Notes and the indenture governing our 2031 Asset-Backed Debt contain various covenants which, if not complied with, could accelerate repayment of the 2023 Notes and the 2031 Asset-Backed Debt, respectively. For example, the Credit Facility’s income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall. This could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;
•	A requirement to maintain a minimum amount of stockholders’ equity; and
•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

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

We make long-term loans and debt investments, which may involve a high degree of repayment risk. Our investments with a deferred interest feature, such as OID income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. We invest in companies that may have limited financial resources, typically are highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may adversely affect our financial condition and results of operations.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. We may also need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and our Credit Facility to replace LIBOR with the new standard that is established. If the agreements with our portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments. If we are unable to renegotiate our Credit Facility, amounts drawn under our Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (i.e., public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by the Investment Adviser may differ from those used by other investment companies and funds advised by the Investment Adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

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

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, or other financial institutions, up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, the asset coverage ratio requirements permit us to issue senior securities or incur indebtedness subject to certain limitations. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy the asset coverage ratio. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially harm our business, financial condition and results of operations.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is an extensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. The quarterly process includes preliminary valuation conclusions, engagement of independent valuation firms and review by those firms of preliminary valuation conclusions. By contrast, the procedures in connection with an offering may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

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

We have indebtedness outstanding pursuant to our Credit Facility, 2023 Notes and the 2031 Asset-Backed Debt and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2020 and 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 168% and 179%, respectively. Since our leverage was 148% and 127% of our net assets as of September 30, 2020 and 2019, respectively, we would have to receive an annual return of at least 1.6% and 2.3%, respectively, to cover annual interest payments.

As of September 30, 2020, we had outstanding borrowings of $308.6 million under our Credit Facility, $138.6 million outstanding under our 2023 Notes, and $228.0 million outstanding under the 2031 Asset-Backed Debt. Our consolidated debt outstanding was $675.2 million and had a weighted average annual interest rate at the time of 2.8%, exclusive of the fees on the undrawn commitment on our Credit Facility. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2020 of 57% of total assets (including such borrowed funds), at the current interest rate at the time of 2.8%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(28.0)%	(16.0)%	(4.0)%	8.1%	20.1%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility, future decreases of fair value of our debt is expected to have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility. This is expected to mitigate volatility in our earnings and NAV. As a result, results for any period should not be relied upon as being indicative of future performance.

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

RISKS RELATING TO OUR INVESTMENTS

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

Floating Rate Loans are subject to the risk of non-payment of scheduled interest or principal. Such non-payment would result in a reduction of income to us, a reduction in the fair value of the investment and a potential decrease in our NAV. There can be no assurance that the liquidation of any collateral securing a Floating Rate Loan would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments, or that the collateral could be readily liquidated. In the event of bankruptcy or insolvency of a borrower, we could experience delays or limitations with respect to our ability to realize the benefits of the collateral securing a Floating Rate Loan. The collateral securing a Floating Rate Loan may lose all or substantially all of its value in the event of the bankruptcy or insolvency of a borrower. Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the rights in collateral of such loans to presently existing or future indebtedness of the borrower or take other actions detrimental to the holders of loans including, in certain circumstances, invalidating such loans or causing interest previously paid to be refunded to the borrower. Either such action could materially negatively affect our performance.

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

Under the 1940 Act, we may invest up to 30% of our assets in investments that are not qualifying assets for BDCs. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources and regulatory considerations. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful transaction or business. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC tax status.

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

Distressed debt investments may not produce income and may require us to bear certain additional expenses in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when, in what manner and for what value the distressed debt in which we invest will eventually be satisfied (e.g., through liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. If we participate in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and economic and political developments. We may employ hedging techniques such as using our Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a multi-currency credit facility in currencies selected to minimize our foreign currency exposure or, to the extent permitted by the 1940 Act and applicable commodities laws, use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our interest rate or currency positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging designed to gain from those changes in interest rates or foreign currency exposures, for instance, may also limit the opportunity for gain if the changes in the underlying positions should move against such hedges. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

The determination of NAV in connection with an offering of shares of common stock will involve the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or otherwise in violation of the 1940 Act, unless we have previously received the consent of the majority of our common stockholders to do so and the board of directors decides such an offering is in the best interests of our common stockholders. Whenever we do not have current stockholder approval to issue shares of our common stock at a price per share below our then current NAV per share, the offering price per share (after any distributing commission or discount) will equal or exceed our then current NAV per share, based on the value of our portfolio securities and other assets determined in good faith by our board of directors as of a time within 48 hours (excluding Sundays and holidays) of the sale.

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

The investments we make in accordance with our investment objectives may result in a higher amount of risk and volatility than alternative investment options or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $8.44 and $11.60 on September 30, 2020 and 2019, respectively. Our NAV per share was $12.31 and $12.97 as of the same dates, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (including a BDC) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 10% of such dividend, for dividends declared on or before December 31, 2020, and 20% of such dividend, for dividends declared on or after January 1, 2021) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

The 2023 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2023 Notes are subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of September 30, 2020, we had $308.6 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2023 Notes to the extent of the value of such assets.

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

Payments made under the 2023 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act (commonly known as “FATCA”) provisions of the Code. This U.S. withholding tax may apply to certain payments of interest on the 2023 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any notes are held, the holder could be subject to this 30% U.S. withholding tax in respect of any interest paid on the notes. Holders of the 2023 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the 2023 Notes.

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

GENERAL RISK FACTORS

Global capital markets could enter a period of severe disruption and instability due to future recessions, disease pandemics and other serious health events, political instability, geopolitical turmoil and foreign hostilities. These market conditions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease pandemics and other serious health events, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, on January 31, 2020, the United Kingdom withdrew from the European Union (“Brexit”), entering into a negotiated transition period during which the United Kingdom remains in the European Union single market and customs union and remains subject to European Union laws and regulations. The transition period is scheduled to end at midnight (CET) on December 31, 2020. During the transition period, the parties are to negotiate agreements addressing a range of aspects of the future relationship, foremost among them a free trade agreement. It remains unclear which aspects of the future relationship between the United Kingdom and the European Union will, in fact, be agreed by the deadline, or whether certain aspects (for example, trade in goods, but not services) will be addressed and others deferred, or alternatively whether the parties will fail to reach agreement in time on fundamental trade matters, causing the United Kingdom to default to World Trade Organization rules. The United Kingdom and the European Union are therefore in a period of legal, regulatory and political uncertainty. As a consequence of continued uncertainty surrounding Brexit, the financial markets have experienced high levels of volatility. While such uncertainty most directly affects the United Kingdom and the European Union, global markets have suffered immediate and significant disruption. It is likely that, in the near term, uncertainty over Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but also the broader global economy, could be significant. This would potentially result in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the U.S. dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Once there is clarity, however, the outcomes following the transition period are likely to affect, among others, trade in goods and services (including the regime that will replace the existing passporting regimes for financial and other services); immigration rules and the ability to move employees across borders; legal and regulatory regimes; and market access rules.

Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to the United Kingdom’s exit from the European Union or in contemplation of negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. We will continue to monitor the potential impact of Brexit on our results of operations and financial condition.

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

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that we may become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which we are subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that may violate any such laws or regulations.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2020, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The Nasdaq Global Select Market and the TASE under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share on The Nasdaq Global Select Market for each full quarterly period within the fiscal years ended September 30, 2020 and 2019.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices		of High Sale	of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2020
Fourth quarter	$12.31	$8.82	$7.98	(28)%	(35)%	$0.285
Third quarter	12.16	9.48	4.46	(22)	(63)	0.285
Second quarter	12.12	12.67	3.75	5	(69)	0.285
First quarter	12.95	12.56	11.33	(3)	(13)	0.285
Year Ended September 30, 2019
Fourth quarter	$12.97	$11.79	$11.22	(9)%	(13)%	$0.285
Third quarter	13.07	13.35	11.44	2	(12)	0.285
Second quarter	13.24	13.38	11.80	1	(11)	0.285
First quarter	13.66	13.34	11.20	(2)	(18)	0.285

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $8.44 and $11.60 on September 30, 2020 and 2019, respectively. Our NAV per share was $12.31 and $12.97 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2020, we had 41 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2020.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2020.

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

In January 2021, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, for both years ended September 30, 2020 and 2019 from ordinary income (including short-term gains), if any, totaled $44.2 million, or $1.14 per share, based on the weighted average shares outstanding for the respective periods. Additionally, for both years ended September 30, 2020 and 2019, we did not pay any distributions from long-term capital gains.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2015, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

 FEES AND EXPENSES

The following table is being provided to update, as of September 30, 2020, certain information in our registration statement on Form N-2 (File No. 333-235532), most recently declared effective by the SEC on January 29, 2020. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(3)
Management fees	2.35	(4)
Incentive fees	1.93	(5)
Interest on borrowed funds	5.63	(6)
Acquired fund fees and expenses	4.92	(7)
Other expenses	0.89	(8)
Total estimated annual expenses	15.72%	(9)

(1)

In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.

(2)

In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)	Net assets attributable to common shares equals average net assets for the fiscal year ended September 30, 2020.
(4)	The contractual management fee is calculated at an annual rate of 1.00% of our average adjusted gross assets on September 30, 2020.

(5)

The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2020. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2020. For more detailed information about the incentive fee, please see “Item 1. Business—Investment Management Agreement” and “Item 1. Business—Investment Advisory Fees”.

(6)

As of September 30, 2020, we had $308.6 million in borrowings outstanding under our Credit Facility, $138.6 million outstanding under our 2023 Notes and $228.0 million outstanding under the 2031 Asset-Backed Debt. We may use proceeds of an offering of securities under any applicable registration statement to repay outstanding obligations under our Credit Facility. After completing any such offering, we may continue to borrow under our Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense, amendment costs incurred on our Credit Facility, and debt issuance costs, if any, for the fiscal year ended September 30, 2020 and we caution you that our actual interest expense in the future will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the amount provided in this table.

(7)

Our stockholders indirectly bear 87.5% of the expenses of our investment in PSSL. No management fee is charged by PennantPark Investment Advisers in connection with PSSL. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSSL fees and operating expenses are based on our share of the actual fees and operating expenses of PSSL for the fiscal year ended September 30, 2020. Expenses for PSSL may fluctuate over time and may be substantially higher or lower in the future.

(8)

“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement. Such expenses are based on estimated amounts for the current fiscal year.

(9)

“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of average net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 6.29% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.50%, (2) total net estimated annual expenses of 13.79% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$162	$384	$569	$906
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$171	$404	$593	$927

This example and the expenses in the table above should not be considered a representation of our future expenses. Actual expenses may be greater or less than those assumed. The table above is provided to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. If we were to earn an annual return equal to or less than 5% from net investment income, the incentive fee under our Investment Management Agreement would not be earned or payable. If our returns on our investments, including the realized capital gains, result in an incentive fee, then our expenses would be higher. The example assumes that all distributions are reinvested at NAV. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” for more information.

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

	For the years ended September 30,
	2020	2019	2018	2017	2016
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$95,486	$92,947	$72,205	$59,497	$46,301
Total expenses	52,101	47,485	41,241	26,052	18,965
Net investment income	43,385	45,462	30,964	33,445	27,336
Net realized and unrealized (loss) gain	(24,972)	(34,046)	2,526	2,880	6,153
Net increase in net assets resulting from operations	18,413	11,416	33,490	36,325	33,489
Per share data:
Net asset value	12.31	12.97	13.82	14.10	14.06
Net investment income (1)	1.12	1.17	0.81	1.10	1.02
Net realized and unrealized (loss) gain (1)	(0.65)	(0.88)	0.06	0.10	0.23
Net increase in net assets resulting from operations (1)	0.47	0.29	0.87	1.20	1.25
Distributions declared (1), (2)	1.14	1.14	1.14	1.15	1.14
Consolidated Statements of Assets and Liabilities data:
Total assets	1,148,287	1,152,376	1,076,443	747,345	631,420
Total investment portfolio	1,086,928	1,081,707	1,000,613	710,499	598,888
Debt payable (3)	653,209	623,551	467,632	256,858	232,389
Total net asset value	477,270	503,058	535,842	457,906	375,907
Other data:
Total return (4)	(17.15)%	(3.20)%	(1.29)%	18.71%	21.77%
Number of portfolio companies (5)	102	95	88	82	98
Yield on debt portfolio (5)	7.3%	8.7%	8.8%	8.0%	7.8%

(1)	Based on the weighted average shares outstanding for the respective periods.
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

•	our ability to continue to effectively manage our business due to the significant disruptions caused by the current COVID-19 pandemic;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments and ability to fund capital commitments to PSSL;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of the Brexit and other world economic and political issues.

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

The business disruption and financial harm resulting from COVID-19 experienced by our portfolio companies are likely to reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of September 30, 2020, we had three portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic may result in additional portfolio investments being placed on non-accrual status in the future.

We have had a significant reduction in our net asset value as of September 30, 2020 as compared to our net asset value as of September 30, 2019, which was primarily due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact as well as the re-pricing of credit risk in the broadly syndicated credit market. The decrease in net asset value as of September 30, 2020 as compared to prior year primarily resulted from a decrease in the fair value of some of our portfolio company investments, which led to an increase in unrealized depreciation in respect of our portfolio company investments. In addition, our investment valuations are inherently less certain than they would be absent the impact of the COVID-19 pandemic and related market volatility and the values assigned as of this date may materially differ from the values that may ultimately be realized.

Additionally, as of September 30, 2020 and 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 168% and 179%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make payments required under such facility or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the Lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period ends in October 2021, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2020, our portfolio totaled $1,086.9 million and consisted of $968.6 million of first lien secured debt (including $125.4 million in PSSL), $29.9 million of second lien secured debt and $88.4 million of preferred and common equity (including $39.9 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of September 30, 2020, we had three portfolio companies on non-accrual, representing 2.1% and 1.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $29.9 million. Our overall portfolio consisted of 102 companies with an average investment size of $10.7 million, had a weighted average yield on debt investments of 7.3%, and was invested 89% in first lien secured debt (including 12% in PSSL), 3% in second lien secured debt and 8% in preferred and common equity (including 4% in PSSL). As of September 30, 2020, 97% of the investments held by PSSL were first lien secured debt.

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

For the year ended September 30, 2020, we invested $436.7 million in 19 new and 95 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the same period totaled $396.9 million.

For the year ended September 30, 2019, we invested $640.1 million in 28 new and 83 existing portfolio companies with a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the same period totaled $527.3 million.

PennantPark Senior Secured Loan Fund I LLC

As of September 30, 2020, PSSL’s portfolio totaled $393.0 million, consisted of 45 companies with an average investment size of $8.7 million and had a weighted average yield on debt investments of 6.8%. As of September 30, 2019, PSSL’s portfolio totaled $488.5 million, consisted of 45 companies with an average investment size of $10.9 million and had a weighted average yield on debt investments of 7.6%.

For the year ended September 30, 2020, PSSL invested $87.1 million (of which $86.7 million was purchased from the Company) in 11 new and two existing portfolio companies with a weighted average yield on debt investments of 7.4%. PSSL’s sales and repayments of investments for the same period totaled $172.6 million.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $4.5 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2020 and 2019, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2031 Asset-Backed Debt.

For the years September 30, 2020 and 2019, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $14.2 million and less than $(0.1) million, respectively. As of September 30, 2020 and 2019, the net unrealized depreciation on our Credit Facility and the 2023 Notes totaled $18.8 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2020 and 2019. For information regarding results of operations for the year ended September 30, 2018, see the Company's Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 20, 2019.

Investment Income

Investment income for the year ended September 30, 2020 was $95.5 million and was attributable to $86.8 million from first lien secured debt and $8.7 million from other investments. The increase in investment income over the prior year was primarily due to the growth of our portfolio, partially offset by a decline in LIBOR.

Investment income for the year ended September 30, 2019 was $92.9 million and was attributable to $84.0 million from first lien secured debt and $8.9 million from other investments.

Expenses

Expenses for the year ended September 30, 2020 totaled $52.1 million. Base management fee for the same period totaled $11.4 million, incentive fee totaled $9.3 million, debt related interest and expenses totaled $27.1 million, general and administrative expenses totaled $3.9 million and provision for taxes totaled $0.4 million. The increase in expenses compared to the prior year was primarily due to the growth of our portfolio which resulted in higher Management Fees in the current year.

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

Net Investment Income

Net investment income totaled $43.4 million, or $1.12 per share, and $45.5 million, or $1.17 per share, for the years ended September 30, 2020 and 2019, respectively. The decrease in net investment income compared to the prior year was primarily due to higher Management Fees due to the growth of our portfolio, partially offset by higher investment income in the current year.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2020 and 2019 totaled $396.9 million and $527.3 million, respectively. Net realized losses totaled $12.7 million and $31.4 million for the same periods, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the years ended September 30, 2020 and 2019, we reported net change in unrealized depreciation on investments of $26.5 million and $2.6 million, respectively. As of September 30, 2020 and 2019, our net unrealized depreciation on investments totaled $29.9 million and $3.5 million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2020 compared to the prior year was primarily due to changes in the capital market conditions as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

For the year ended September 30, 2020 and 2019, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $14.2 million and less than $(0.1) million, respectively. As of September 30, 2020 and 2019, our net unrealized depreciation on our Credit Facility and the 2023 Notes totaled $18.8 million and $4.7 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2020 compared to the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $18.4 million, or $0.47 per share, and $11.4 million, or $0.29 per share, for the years ended September 30, 2020 and 2019, respectively. The decrease in net assets from operations for the year ended September 30, 2020 compared to the prior year was primarily due to depreciation of the portfolio primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. For information regarding liquidity and capital resources for the year ended September 30, 2018, see the Company's Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 20, 2019.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirements applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2020 and 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 168% and 179%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2020 and 2019, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.7% and 5.3%, respectively (excluding amendment and debt issuance costs, such amounts are 3.7% and 4.4%, respectively). As of September 30, 2020 and 2019, we had $211.4 million and $254.7 million of unused borrowing capacity under our Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of September 30, 2020, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of September 30, 2020 and 2019, Funding I had $308.6 million and $265.3 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.2% and 4.1%, exclusive of the fee on undrawn commitments, as of September 30, 2020 and 2019, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2020, we were in compliance with the covenants relating to our Credit Facility.

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

The 2023 Notes pay interest at a rate of 4.3% per year. As a result of the downgrade of the 2023 Notes from “ilA+” to “ilA-” in March 2020, the interest rate of the 2023 Notes was increased to 4.3% from 3.8%. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both September 30, 2020 and 2019, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7% and 4.2%, respectively.

On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by our wholly-owned subsidiary, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D

Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. The Preferred Shares of the Securitization Issuer do not bear interest and had a stated value of $55.4 million at the closing of the Debt Securitization.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the years ended September 30, 2020 and 2019, we did not issue any shares.

As of September 30, 2020 and 2019, we had cash equivalents of $57.5 million and $63.3 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $4.9 million for the year ended September 30, 2020, and our financing activities used cash of $0.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for paying down our Credit Facility and paying distributions to stockholders.

Our operating activities used cash of $121.4 million for the year ended September 30, 2019, and our financing activities provided cash of $111.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from the issuance of 2031 Asset-Backed Debt.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2020, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Average Market Value Per Unit (3)
Credit Facility
Fiscal 2020	$308,599	$1,677	N/A
Fiscal 2019	265,308	1,786	N/A
Fiscal 2018	333,728	2,122	N/A
Fiscal 2017	253,783	2,780	N/A
Fiscal 2016	232,908	2,601	N/A
Fiscal 2015	29,600	13,598	N/A
Fiscal 2014	146,400	2,469	N/A
Fiscal 2013	99,600	3,109	N/A
Fiscal 2012	75,500	2,263	N/A
Fiscal 2011	24,650	4,735	N/A
2023 Notes
Fiscal 2020	138,580	1,677	N/A
Fiscal 2019	138,580	1,786	N/A
Fiscal 2018	138,580	2,122	N/A
2031 Asset-Backed Debt
Fiscal 2020	228,000	1,677	N/A
Fiscal 2019	$228,000	$1,786	N/A

(1)	Total cost of each class of senior securities outstanding at the end of the period presented in thousands (000s).

(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness at par. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(3)	Not applicable, as senior securities are not registered for public trading in the United States of America.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2020 and 2019, PSSL had total assets of $406.4 million and $506.7 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $25.3 million and $10.5 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2020 and 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $125.4 million (additional $15.5 million unfunded) and $122.2 million (additional $6.4 million unfunded), respectively, and equity interests of $53.7 million (additional $6.6 million unfunded) and $52.4 million (additional $2.8 million unfunded), respectively.

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

Additionally, PSSL has entered into a $325.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, subject to leverage and borrowing base restrictions.

Below is a summary of PSSL’s portfolio at fair value:

	September 30, 2020	September 30, 2019
Total investments	$392,986,090	$488,549,847
Weighted average cost yield on income producing investments	6.8%	7.6%
Number of portfolio companies in PSSL	45	45
Largest portfolio company investment	$20,614,860	$22,026,186
Total of five largest portfolio company investments	$93,320,993	$102,872,275

Below is a listing of PSSL’s individual investments as of September 30, 2020:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—838.2%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	7.00%		3M L+600		4,856,155	$4,795,251	$4,686,189
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%		3M L+500		7,670,399	7,596,860	7,440,287
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		10,901,843	10,774,172	10,792,825
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850		11,802,082	11,730,187	11,322,915
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		4,779,776	4,759,527	4,779,776
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.25%		1M L+525		5,330,847	5,330,847	5,304,193
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.00%		1M L+575		9,663,392	9,595,826	8,986,954
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		182,403	179,976	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		450,110	450,111	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,836,683	8,756,358	8,704,133
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,403,183	7,370,405	7,292,135
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	6.75%		1M L+575		8,022,149	7,950,609	7,875,344
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.46%		3M L+525	A	$10,000,000	7,411,600	6,809,125
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,646,228	16,562,972	16,646,228
Good2Grow LLC	11/18/2024	Beverages	5.25%		3M L+425		9,499,183	9,429,133	9,427,938
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.50%		3M L+450		19,470,523	19,354,235	19,275,817
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	5.50%		3M L+450		12,143,568	12,097,717	12,022,132
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737		9,290,185	9,216,206	9,336,636
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		8,587,606	8,587,606	8,458,792
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,650,000	19,436,214	19,217,700
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750		9,975,861	9,902,990	9,188,766
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		1M L+600		6,843,750	6,872,048	6,631,320
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%		1M L+600		4,313,910	4,273,019	4,197,866
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	0.00%	(5)	—	C	$5,730,254	4,449,786	3,623,691
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		4,812,500	4,771,073	4,583,906
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,949,731	5,927,114	5,877,737
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550		14,662,500	14,568,019	13,379,531
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,803,419	7,825,029	7,101,111
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.19%		1M L+500		9,792,594	9,717,936	9,156,076
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,594,030	1,579,915	1,570,120
PlayPower, Inc.	05/8/2026	Leisure Products	5.72%		3M L+550		4,025,520	3,990,707	3,824,244
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		4,925,000	4,860,858	4,836,350
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,904,617	11,904,617	11,041,532
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	4.93%		3M L+450		11,175,938	11,090,654	10,840,659
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,561,971	4,561,971	4,493,542
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,214,305	6,149,172	6,145,948
STV Group Incorporated	12/11/2026	Construction and Building	5.40%		1M L+525		7,762,222	7,692,023	7,684,600
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		8,309,797	8,272,104	8,060,503
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		4,950,000	4,783,595	4,764,375
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575		8,602,807	8,584,634	8,602,807
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525		8,924,066	8,837,614	8,656,344
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%		1M L+550		9,747,335	9,747,335	9,674,230
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,910,465	6,797,117	6,772,256
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450		21,930,702	21,762,065	20,614,860
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,463,443	11,311,325	11,119,540
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	7.25%		3M L+625		10,594,047	10,440,520	10,594,047
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		254,095	250,910	251,557
Total First Lien Secured Debt								392,309,962	382,299,150
Second Lien Secured Debt—19.5%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.50%		1M L+850		964,045	964,045	889,813
			(PIK 9.50%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—		15,946	15,946	15,946
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%		—		7,977,513	7,977,513	7,977,513
			(PIK 9.00%)
Total Second Lien Secured Debt								8,957,504	8,883,272
Equity Securities—4.0%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco					1,317	1,713,105	—
DBI Holding, LLC, Series A-1	—	Business Services	—		—		5,034	5,034,310	1,803,668
DBI Holding, LLC, Series B	—	Business Services	—		—		1,065,021	236,521	—
Total Equity Securities								6,983,936	1,803,668
Total Investments—861.6%								408,251,402	392,986,090
Cash and Cash Equivalents—24.4%
BlackRock Federal FD Institutional 30								6,005,963	6,005,963
US Bank Cash								5,109,410	5,115,516
Total Cash and Cash Equivalents								11,115,373	11,121,479
Total Investments and Cash Equivalents—886.0%								$419,366,775	$404,107,569
Liabilities in Excess of Other Assets—(786.0)%									(358,495,484)
Members' Equity—100.0%									$45,612,085

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or Canadian Dollars (C$) as denoted.
(5)	Non-income producing security.

Below is a listing of PSSL’s individual investments as of September 30, 2019:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—830.5%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.28%	3M L+600		5,000,000	$4,927,149	$5,000,000
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.85%	3M L+475		7,749,274	7,674,216	7,671,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.52%	1M L+725		13,772,261	13,531,751	13,772,261
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%	3M L+650		11,735,208	11,644,440	11,680,054
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.79%	1M L+575		7,348,866	7,311,507	7,128,400
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.36%	1M L+525		10,422,726	10,413,416	10,396,669
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.87%	1M L+575		10,127,447	10,040,432	9,874,261
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,170	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/2023	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.54%	3M L+625		19,748,744	19,748,744	19,748,744
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		12,312,500	12,157,345	12,189,375
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		8,166,594	8,116,022	8,084,928
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.26%	3M L+525	A	$10,000,000	7,376,173	6,542,165
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%	1M L+750		17,384,864	17,263,748	17,384,864
Good2Grow LLC	11/18/2024	Beverages	6.35%	3M L+425		11,752,655	11,649,126	11,576,366
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.37%	3M L+600		14,357,813	14,241,579	14,135,267
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,669,098	19,524,460	19,472,406
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.60%	3M L+450		12,406,250	12,351,255	12,344,219
Impact Group, LLC	06/27/2023	Wholesale	8.60%	1M L+650		9,390,185	9,296,753	9,296,283
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.80%	1M L+425	A	$15,000,000	10,973,919	9,717,138
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.85%	1M L+475		9,974,874	9,974,874	9,974,874
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525		19,850,000	19,586,294	19,609,815
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%	3M L+550		9,925,000	9,837,686	9,916,068
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.80%	3M L+575	A	$14,755,747	10,483,859	9,952,014
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%	1M L+500		17,820,000	17,688,160	17,641,800
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		7,078,125	7,118,977	6,575,083
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,877,500	6,797,207	6,688,369
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.20%	P+275	C	$5,760,254	4,461,926	4,350,645
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.10%	3M L+500		6,009,982	5,977,867	6,009,982
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.35%	1M L+425		14,812,500	14,691,710	14,664,375
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		11,876,667	11,757,900	11,876,667
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+425		7,883,419	7,909,754	6,779,740
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		9,925,000	9,840,202	9,825,750
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.23%	3M L+525	C	$3,242,655	2,412,626	2,424,644
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.04%	1M L+500		9,892,519	9,804,058	9,397,893
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		1,758,406	1,736,386	1,740,822
PlayPower, Inc.	05/8/2026	Leisure Products	7.60%	3M L+550		4,189,500	4,148,451	4,184,263
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.66%	3M L+450		11,289,688	11,189,470	11,176,791
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,359,370
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.35%	3M L+425		15,224,842	15,227,900	15,224,842
Teneo Holdings LLC	07/18/2025	Business Services	7.29%	1M L+525		5,000,000	4,804,110	4,762,500
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.43%	6M L+500		8,823,392	8,790,069	8,735,157
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	7.55%	1M L+550		9,974,874	9,974,874	9,974,874
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.28%	1M L+625		7,075,000	6,937,888	6,933,500
UBEO, LLC	04/03/2024	Capital Equipment	6.78%	3M L+450		22,248,673	22,045,879	22,026,186
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.04%	3M L+450		11,572,122	11,388,612	11,572,122
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.83%	3M L+650		16,001,734	15,724,459	16,121,747
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,466,024	5,389,938	5,466,024
Total First Lien Secured Debt							478,935,867	474,289,532
Second Lien Secured Debt—14.8%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		870,886	870,886	870,886
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		15,206	15,206	15,206
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
Total Second Lien Secured Debt							8,493,383	8,455,347
Equity Securities—10.2%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,124,929
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,680,039
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,524	—
Total Equity Securities							6,983,940	5,804,968
Total Investments—855.5%							494,413,190	488,549,847
Cash and Cash Equivalents—26.8%
BlackRock Federal FD Institutional 30							12,166,301	12,166,301
US Bank Cash							3,156,230	3,128,580
Total Cash and Cash Equivalents							15,322,531	15,294,881
Total Investments and Cash Equivalents—882.3%							$509,735,721	$503,844,728
Liabilities in Excess of Other Assets—(782.3)%								(446,736,922)
Members' Equity—100.0%								$57,107,806

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

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	September 30, 2020	September 30, 2019
Assets
Investments at fair value (cost—$408,251,402 and $494,413,190, respectively)	$392,986,090	$488,549,847
Cash and cash equivalents (cost—$11,115,373 and $15,322,531, respectively)	11,121,479	15,294,881
Interest receivable	2,235,595	1,855,545
Prepaid expenses and other assets	62,812	996,333
Total assets	406,405,976	506,696,606
Liabilities
Credit facility payable	216,969,469	308,724,305
Notes payable to members	143,290,000	139,650,000
Interest payable on credit facility	490,858	1,152,544
Interest payable on members notes	32,719	39,197
Accrued other expenses	10,845	22,754
Total liabilities	360,793,891	449,588,800
Commitments and contingencies (1)	—	—
Members' equity	45,612,085	57,107,806
Total liabilities and members' equity	$406,405,976	$506,696,606

(1)	As of both September 30, 2020 and 2019, PSSL had no unfunded commitments to fund investments.

Statements of Operations
	Year Ended September 30, 2020	Year Ended September 30, 2019	Year Ended September 30, 2018
Investment income:
Interest	$33,260,154	$39,288,981	$17,744,486
Other income	138,795	785,111	280,080
Total investment income	33,398,949	40,074,092	18,024,566
Expenses:
Interest and expenses on credit facility	11,865,971	16,487,783	7,654,035
Interest expense on members notes	13,531,037	14,247,817	6,060,468
Administrative services expenses	1,200,000	1,150,000	650,000
Other general and administrative expenses (1)	485,660	454,600	692,736
Total expenses	27,082,668	32,340,200	15,057,239
Net investment income	6,316,281	7,733,892	2,967,327
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(992,974)	(885,069)	111,215
Net change in unrealized (depreciation) appreciation on:
Investments	(9,368,121)	(5,976,299)	(364,201)
Credit facility foreign currency translation	(2,210,907)	1,887,878	882,899
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	(11,579,028)	(4,088,421)	518,698
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(12,572,002)	(4,973,490)	629,913
Net (decrease) increase in members' equity resulting from operations	$(6,255,721)	$2,760,402	$3,597,240

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of September 30, 2020, including borrowings under our Credit Facility, 2023 Notes, 2031 Asset-Backed Debt and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$308.6	$—	$—	$308.6	$—
2023 Notes	138.6	20.8	41.6	76.2	—
2031 Asset-Backed Debt	228.0	—	—	—	228.0
Total debt outstanding (1)	$675.2	$20.8	$41.6	$384.8	$228.0
Unfunded commitments to PSSL	22.1	—	—	—	22.1
Unfunded investments (2)	73.3	14.4	14.6	38.8	5.5
Total contractual obligations	$770.6	$35.2	$56.2	$423.6	$255.6

(1)

The annualized weighted average cost of debt as of September 30, 2020, excluding amendment costs and debt issuance costs, was 2.8% exclusive of the fee on the undrawn commitment on the Credit Facility.

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

Recent Developments

Subsequent to September 30, 2020, our portfolio company, Cano Health, LLC (ITC Rumba, LLC), entered into a business combination agreement with Jaws Acquisition Corp (“JWS”), a special purpose acquisition vehicle, and other parties, subject to certain closing conditions, with an expected closing late first quarter or early second quarter 2021. Based on the closing stock price of JWS on November 13, 2020, our $2.3 million common stock fair valuation as of September 30, 2020 would increase to an estimated $9.0 million, which includes a combination of cash and stock, assuming the transaction closes based on the agreed terms. This would represent a net asset value increase of $0.17 per share, as of November 13, 2020. Our shares are owned by a limited partnership controlled by the financial sponsor and are subject to customary lock up restrictions. As a result, the fair value on December 31, 2020, may likely include an illiquidity discount not in the public trading values indicated above. There can be no assurance that the implied value of our equity interest will be representative of the value ultimately realized on our equity investment.

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

During both years ended September 30, 2020 and 2019, we declared distributions of $1.14 per share for total distributions of $44.2 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The new definition of “significant subsidiary” under Rule 1-02(w)(2) of Regulation S-X, which is tailored to investment companies, (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary.” The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules for our year ended September 30, 2020. The adoption of the Final Rules did not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$232	$0.01
Up 1%	(2,225)	(0.06)
Up 2%	2,704	0.07
Up 3%	7,633	0.20
Up 4%	$12,561	$0.32

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

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2020. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2020, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2020. This report appears on page 55.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, and the related notes to the consolidated financial statements of the Company (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), PennantPark Floating Rate Capital Ltd. and its Subsidiaries’ internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 18, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of September 30, 2020, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 18, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiaries' (collectively referred to as the Company) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 18, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York

November 18, 2020

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	September 30, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$915,874,757 and $886,955,156, respectively)	$910,552,309	$889,113,264
Non-controlled, affiliated investments (cost—$21,964,181 and $23,645,693, respectively)	11,086,834	20,430,565
Controlled, affiliated investments (cost—$179,112,500 and $174,562,500, respectively)	165,289,324	172,163,080
Total of investments (cost—$1,116,951,438 and $1,085,172,349 , respectively)	1,086,928,467	1,081,706,909
Cash and cash equivalents (cost—$57,534,421 and $63,367,237, respectively)	57,511,928	63,337,728
Interest receivable	3,673,502	3,892,292
Receivable for investments sold	—	2,997,546
Prepaid expenses and other assets	173,318	441,337
Total assets	1,148,287,215	1,152,375,812
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	3,800,000	12,033,794
Credit Facility payable, at fair value (cost—$308,598,500 and $265,307,500, respectively) (See Notes 5 and 11)	299,047,275	263,988,583
2023 Notes payable, at fair value (par—$138,579,858 and $138,579,858, respectively) (See Notes 5 and 11)	129,295,008	135,240,084
2031 Asset-Backed Debt, net (par—$228,000,000 and $228,000,000, respectively) (See Notes 5 and 11)	224,866,334	224,321,845
Interest payable on debt	3,601,479	3,275,481
Base management fee payable (See Note 3)	2,776,477	2,728,019
Performance-based incentive fee payable (See Note 3)	2,071,622	2,532,205
Accrued other expenses	1,875,281	1,514,943
Total liabilities	671,016,823	649,318,301
Commitments and contingencies (See Note 12)
Net assets
Common stock, 38,772,074 and 38,772,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	538,151,528	538,632,828
Distributable income	(60,919,908)	(35,614,089)
Total net assets	$477,270,392	$503,057,511
Total liabilities and net assets	$1,148,287,215	$1,152,375,812
Net asset value per share	$12.31	$12.97

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2020	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$73,250,887	$69,319,954	$62,469,275
Other income	3,565,134	3,497,784	2,244,895
From non-controlled, affiliated investments:
Interest	882,934	1,237,675	—
Other income	36,170	127,734	—
From controlled, affiliated investments:
Interest	11,801,245	12,464,035	5,302,909
Dividend	5,950,000	6,300,000	2,187,500
Total investment income	95,486,370	92,947,182	72,204,579
Expenses:
Base management fee (See Note 3)	11,428,302	10,209,566	8,351,653
Performance-based incentive fee (See Note 3)	9,300,311	6,204,112	2,399,249
Interest and expenses on debt (See Note 11)	27,108,452	22,540,098	14,359,908
Administrative services expenses (See Note 3)	1,400,000	1,550,000	2,000,000
Other general and administrative expenses	2,464,306	2,464,306	2,460,582
Expenses before amendment costs, debt issuance costs and provision for taxes	51,701,371	42,968,082	29,571,392
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 11)	—	4,517,292	10,869,098
Provision for taxes	400,000	—	800,000
Total expenses	52,101,371	47,485,374	41,240,490
Net investment income	43,384,999	45,461,808	30,964,089
Realized and unrealized (loss) gain on investments and debt:
Net realized loss on:
Non-controlled, non-affiliated investments	(6,998,886)	(18,802,365)	(2,327,118)
Controlled and non-controlled, affiliated investments	(5,683,145)	(12,621,504)	—
Net realized loss on investments	(12,682,031)	(31,423,869)	(2,327,118)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(7,390,333)	2,640,050	(3,857,170)
Controlled and non-controlled, affiliated investments	(19,076,975)	(5,245,396)	960,087
Debt depreciation (appreciation) (See Note 5 and 11)	14,177,384	(16,487)	7,750,334
Net change in unrealized (depreciation) appreciation on investments and debt	(12,289,924)	(2,621,833)	4,853,251
Net realized and unrealized (loss) gain from investments and debt	(24,971,955)	(34,045,702)	2,526,133
Net increase in net assets resulting from operations	$18,413,044	$11,416,106	$33,490,222
Net increase in net assets resulting from operations per common share (See Note 7)	$0.47	$0.29	$0.87
Net investment income per common share	$1.12	$1.17	$0.81

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2020	2019	2018
Net increase in net assets from operations:
Net investment income	$43,384,999	$45,461,808	$30,964,089
Net realized loss on investments	(12,682,031)	(31,423,869)	(2,327,118)
Net change in unrealized depreciation on investments	(26,467,308)	(2,605,346)	(2,897,083)
Net change in unrealized depreciation (appreciation) on debt	14,177,384	(16,487)	7,750,334
Net increase in net assets resulting from operations	18,413,044	11,416,106	33,490,222
Distributions to stockholders:
Distribution of net investment income	(44,200,163)	(44,200,163)	(39,387,692)
Distribution of realized gains	—	—	(4,186,992)
Total distributions to stockholders	(44,200,163)	(44,200,163)	(43,574,684)
Capital transactions
Public offering (See Note 1)	—	—	89,031,800
Offering costs	—	—	(1,012,044)
Net increase in net assets resulting from capital transactions	—	—	88,019,756
Net (decrease) increase in net assets	(25,787,119)	(32,784,057)	77,935,294
Net assets:
Beginning of year	503,057,511	535,841,568	457,906,274
End of year	$477,270,392	$503,057,511	$535,841,568
Capital share activity:
Shares issued from public offering	—	—	6,292,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$18,413,044	$11,416,106	$33,490,222
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation on investments	26,467,308	2,605,346	2,897,083
Net change in unrealized (depreciation) appreciation on debt	(14,177,384)	16,487	(7,750,334)
Net realized loss on investments	12,682,031	31,423,869	2,327,118
Net accretion of discount and amortization of premium	(1,666,262)	(1,482,887)	(1,401,358)
Purchases of investments	(436,704,396)	(640,110,232)	(682,735,730)
Payment-in-kind interest	(2,488,029)	(1,635,155)	(669,290)
Proceeds from dispositions of investments	396,865,507	527,253,378	391,442,572
Amortization of deferred financing costs	544,490	20,238	—
Decrease (increase) in interest receivable	218,790	(1,078,484)	(293,302)
Decrease (increase) in receivable for investments sold	2,997,546	(2,997,546)	14,185,850
(Increase) decrease in prepaid expenses and other assets	(133,956)	350,732	437,436
(Decrease) increase in payable for investments purchased	(8,233,794)	(47,553,428)	37,856,710
Increase in interest payable on debt	325,998	636,977	1,944,717
Increase in base management fee payable	48,458	308,390	634,823
Decrease in performance-based incentive fee payable	(460,583)	(766,199)	(1,762,813)
Increase in accrued other expenses	360,338	172,464	1,117,740
Net cash used in operating activities	(4,940,894)	(121,419,944)	(208,278,556)
Cash flows from financing activities:
Public offering	—	—	89,031,800
Offering costs	—	—	(1,012,044)
Distributions paid to stockholders	(44,200,163)	(44,200,163)	(42,976,944)
Proceeds from 2023 Notes issuance (See Notes 5 and 11)	—	—	138,579,858
Proceeds from 2031 Asset-Backed Debt issuance (See Notes 5 and 11)	—	224,301,607	—
Borrowings under Credit Facility (See Notes 5 and 11)	265,000,000	370,700,000	246,485,010
Repayments under Credit Facility (See Notes 5 and 11)	(221,709,000)	(439,120,020)	(166,540,790)
Net cash (used in) provided by financing activities	(909,163)	111,681,424	263,566,890
Net (decrease) increase in cash equivalents	(5,850,057)	(9,738,520)	55,288,334
Effect of exchange rate changes on cash	24,257	852,065	(1,974,907)
Cash and cash equivalents, beginning of year	63,337,728	72,224,183	18,910,756
Cash and cash equivalents, end of year	$57,511,928	$63,337,728	$72,224,183
Supplemental disclosures:
Interest paid	$26,237,965	$21,882,883	$23,284,289
Taxes paid	$502,486	$293,672	$395,555
Non-cash exchanges and conversions	$8,025,882	$37,166,983	$53,200,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—190.8% (3), (4)
First Lien Secured Debt—175.5%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%	1M L+800	6,697,697	$6,581,574	$6,362,812
Advantage Sales & Marketing	07/23/2021	Food and Staples Retailing	4.25%	1M L+325	3,158,375	3,084,907	3,095,997
Altamira Technologies, LLC	07/24/2025	IT Services	7.00%	3M L+600	6,313,001	6,233,142	6,092,046
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	7.00%	3M L+600	1,437,500	1,437,500	1,387,187
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—	—	718,750	—	(25,156)
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%	3M L+500	7,385,098	7,317,949	7,163,545
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	14,775,105	14,574,748	14,479,603
American Teleconferencing Services, Ltd.	06/08/2023	Telecommunications	7.50%	3M L+650	9,651,242	9,550,005	8,203,555
Apex Service Partners, LLC	07/31/2025	Energy Equipment and Services	6.25%	1M L+525	6,978,475	6,920,667	6,769,121
Apex Service Partners, LLC (7), (9)	07/31/2021	Energy Equipment and Services	—	—	1,198,613	—	(35,958)
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.40%	1M L+425	5,925,000	5,897,574	5,776,875
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%	3M L+550	11,610,000	11,527,096	11,493,900
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	3M L+625	28,863,220	28,711,219	28,574,588
By Light Professional IT Services, LLC (Revolver)	05/16/2022	High Tech Industries	7.25%	3M L+625	2,504,092	2,504,092	2,479,051
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2022	High Tech Industries	—	—	558,511	—	(5,585)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%	3M L+650	2,884,399	2,860,365	2,767,292
Cano Health, LLC	06/02/2025	Healthcare and Pharmaceuticals	8.50%	1M L+750	14,882,169	14,771,615	14,993,786
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%	1M L+575	3,795,450	3,798,714	3,795,450
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.25%	3M L+525	3,248,900	3,244,298	3,232,655
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.50%	3M L+450	7,291,746	7,267,251	7,145,911
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—	—	711,447	—	(49,801)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.75%	3M L+575	7,730,621	7,582,329	7,589,151
Compex Legal Services, Inc. (7), (9)	02/08/2021	Professional Services	—	—	3,322,470	—	(27,576)
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.75%	3M L+575	983,962	983,962	965,956
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	421,698	—	(7,717)
Confluent Health, LLC	06/24/2026	Health Providers and Services	5.15%	1M L+500	3,950,000	3,913,661	3,890,750
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	15,257,804	14,979,266	15,276,113
Datalot Inc. (Revolver) (7)	01/24/2025	Insurance	6.25%	3M L+525	3,833,619	3,833,619	3,838,219
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	5.27%	1M L+500	9,875,000	9,736,008	9,183,750
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	6,612,916	6,553,834	6,513,722
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%	P+475	3,220,196	3,220,196	3,171,893
(Revolver)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—	—	1,170,980	—	(17,565)
(Revolver) (7), (9)
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	3,021,798	3,008,407	2,976,471
DRS Holdings III, Inc.	11/03/2025	Personal Products	6.75%	3M L+575	4,962,500	4,918,144	4,871,686
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	903,716	—	(16,538)
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.00%	3M L+800	19,039,079	18,917,984	18,467,906
			(PIK 3.50%)
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	5,075,958	5,028,206	5,050,578
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	914,415	914,415	902,345
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%	1M L+500	16,131,250	16,131,250	15,889,281
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000,000	—	(75,000)
Education Networks of America, Inc.	05/06/2021	Telecommunications	10.00%	1M L+925	9,985,621	9,985,621	9,985,621
			(PIK 4.75%)
Education Networks of America, Inc. (Revolver)	05/06/2021	Telecommunications	10.00%	1M L+925	2,243,444	2,243,444	2,243,444
			(PIK 4.75%)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%	3M L+675	7,189,139	7,168,054	6,937,519
Empire Resorts, Inc.	03/22/2021	Hotel, Gaming and Leisure	2.89%	1M L+225	7,500,000	7,471,938	7,425,000
FlexPrint, LLC	01/02/2024	Professional Services	7.12%	3M L+684	4,975,898	4,916,661	4,839,060
FlexPrint, LLC (7), (9)	12/31/2020	Professional Services	—	—	3,077,342	—	(61,547)
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%	1M L+625	13,707,757	13,504,876	13,707,757
GCOM Software LLC (Revolver)	11/14/2022	High Tech Industries	8.75%	1M L+550	2,133,333	2,133,333	2,133,333
GCOM Software LLC (Revolver) (7), (9)	11/14/2022	High Tech Industries	—	—	533,333	—	—
Good2Grow LLC	11/18/2024	Beverages	5.25%	3M L+425	5,699,510	5,657,300	5,656,763
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—	—	3,137,000	—	(23,528)
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.50%	3M L+450	19,130,304	19,041,110	18,939,001
GSM Holdings, Inc. (Revolver)	06/03/2024	Consumer Goods: Durable	5.50%	3M L+450	7,126,484	7,126,484	7,055,219
HW Holdco, LLC	12/10/2024	Media	5.50%	1M L+450	7,416,290	7,357,894	7,193,802
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,451,613	—	(43,548)
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—	—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.37%	1M L+737	12,671,202	12,622,034	12,734,558
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	3,271,649	3,244,173	3,072,079
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	530,973	530,973	498,584
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.75%	3M L+475	22,173,199	22,028,349	21,840,601
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000,000	—	(75,000)
Inventus Power, Inc.	04/30/2021	Consumer Goods: Durable	6.50%	1M L+650	3,709,390	3,702,960	3,672,296
K2 Pure Solutions NoCal, L.P. (Revovler) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	1,071,429	1,071,429	1,047,857
K2 Pure Solutions NoCal, L.P. (Revovler) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	357,143	—	(7,857)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	9.50%	1M L+850	5,499,731	5,395,498	5,417,236
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—	—	448,276	—	(6,724)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	1M L+750	9,028,277	8,984,046	8,315,946
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.50%	1M L+750	1,607,584	1,607,584	1,480,745
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.25%	1M L+525	30,362,602	29,830,439	29,983,070
Lightspeed Buyer Inc. (7), (9)	08/03/2021	Healthcare Technology	—	—	1,891,068	—	(4,728)
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare Technology	6.25%	1M L+525	2,499,299	2,499,299	2,468,058
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2020

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par / Shares	Cost	Fair Value (2)
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	7.25%		3M L+625		13,639,301	$13,517,803	$12,807,304
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	7.25%		3M L+625		1,238,938	1,238,938	1,163,363
Long Island Vision Management, LLC	09/07/2023	Healthcare and Pharmaceuticals	5.76%		3M L+475		8,969,009	8,919,084	8,551,950
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		1M L+600		13,231,250	13,162,333	12,820,552
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%		1M L+550		4,000,000	3,800,000	3,805,000
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%		1M L+600		8,305,000	8,253,987	8,081,596
Marketplace Events LLC	01/27/2023	Media: Diversified and Production	0.00%	(6)	—		5,284,919	5,220,978	4,464,171
Marketplace Events LLC (11)	01/27/2023	Media: Diversified and Production	0.00%	(6)	—	C	$16,213,270	11,377,025	10,252,929
Marketplace Events LLC (Revolver)	01/27/2023	Media: Diversified and Production	0.00%	(6)	—		1,703,163	1,703,163	1,438,662
MeritDirect, LLC	05/23/2024	Media	6.50%		3M L+550		29,582,555	29,236,103	28,177,384
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—		—		4,481,655	—	(212,879)
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		1M L+500		612,191	607,716	604,783
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2021	Capital Equipment	—		—		1,325,088	—	(16,034)
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		4,462,303	3,937,732	4,060,696
Ox Two, LLC	02/27/2023	Construction and Building	7.25%		1M L+625		12,526,325	12,473,095	12,463,694
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	7.25%		1M L+625		108,444	108,444	107,902
Ox Two, LLC (Revolver) (7), (9)	02/27/2023	Construction and Building	—		—		447,111	—	(2,236)
Peninsula Pacific Entertainment LLC (7)	11/13/2024	Hotel, Gaming and Leisure	7.40%		1M L+725		10,224,431	10,193,277	9,508,720
Plant Health Intermediate, Inc. (7)	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		650,644	646,164	640,884
PlayPower, Inc.	05/08/2026	Leisure Products	5.72%		1M L+550		5,367,361	5,320,837	5,098,992
PRA Events, Inc.	08/08/2022	Business Services	0.00%	(6)	1M L+700		2,558,746	2,527,407	2,154,464
Questex, LLC	09/09/2024	Media: Diversified and Production	6.75%		3M L+575		7,350,000	7,245,118	6,762,000
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.75%		3M L+575		598,404	598,404	550,532
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—		—		598,404	—	(47,872)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.25%		3M L+625		6,894,172	6,847,485	6,618,405
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	6.50%		3M L+550		23,266,875	22,662,940	21,975,563
International LLC
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	5.50%		3M L+450		4,937,500	4,892,077	4,764,194
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—		909,091	—	(31,909)
Riverside Assessments, LLC	03/10/2025	Professional Services	6.75%		3M L+575		15,671,250	15,389,332	14,848,509
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%		3M L+600		13,934,045	13,689,392	13,599,628
Sales Benchmark Index LLC (7), (9)	07/07/2021	Professional Services	—		—		3,231,707	—	(77,561)
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—		—		1,292,683	—	(31,024)
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.50%		1M L+650		1,696,397	1,684,941	1,569,168
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%		1M L+550		4,700,654	4,639,240	4,616,042
Sargent & Greenleaf Inc. (Revolver) (7), (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—		—		1,056,367	—	(19,015)
Schlesinger Global, Inc.	07/14/2025	Professional Services	7.00%		1M L+600		13,478,823	13,351,351	12,501,608
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	7.00%		1M L+600		774,839	774,839	718,663
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—		1,095,462	—	(79,421)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	7.50%		1M L+650		12,350,000	12,205,240	11,948,625
Signature Systems Holding Company (Revolver)	05/03/2024	Commercial Services & Supplies	7.50%		1M L+650		978,495	978,495	946,694
Signature Systems Holding Company (Revolver) (7), (9)	05/03/2024	Commercial Services & Supplies	—		—		768,817	—	(24,987)
Smile Brands Inc. (7)	10/14/2024	Healthcare and Pharmaceuticals	4.90%		1M L+450		3,395,269	3,395,269	3,293,411
Smile Brands Inc. (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—		—		1,076,088	—	(32,283)
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—		—		1,616,250	—	(99,027)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	6.50%		3M L+550		100,000	100,000	99,000
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—		—		395,136	—	(3,951)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%		3M L+575		6,316,818	6,227,596	6,247,334
Solutionreach, Inc. (Revolver)	01/17/2024	Healthcare Technology	6.75%		3M L+575		1,248,750	1,248,750	1,235,014
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—		416,250	—	(4,579)
Spear Education, LLC	02/26/2025	Professional Services	6.00%		3M L+500		15,049,375	14,913,852	14,673,140
Spear Education, LLC (7), (9)	02/26/2022	Professional Services	—		—		6,875,000	—	(171,875)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%		1M L+900		8,427,027	8,196,440	8,174,216
Spectacle Gary Holdings, LLC (7), (9)	12/23/2025	Hotels, Restaurants and Leisure	—		—		972,973	—	(29,189)
STV Group Incorporated	12/11/2026	Construction & Engineering	5.40%		1M L+525		12,875,242	12,753,948	12,746,490
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		6,584,034	6,519,682	6,386,513
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%		1M L+525		9,900,000	9,562,628	9,528,750
Tensar Corporation	07/09/2021	Construction and Building	5.75%		3M L+475		22,439,744	22,394,704	22,439,744
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		3M L+575		18,200,773	18,074,350	18,200,773
The Original Cakerie, Co. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.00%		2M L+500		7,547,565	7,496,711	7,472,089
The Original Cakerie Ltd. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	5.50%		2M L+450		5,376,152	5,352,309	5,322,390
The Original Cakerie Ltd. (Revolver) (5), (9), (10)	07/20/2022	Consumer Goods: Non-Durable	—		—		1,418,484	—	(14,185)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.25%		3M L+525		4,962,500	4,918,485	4,813,625
TVC Enterprises, LLC	01/18/2024	Professional Services	6.50%		1M L+550		5,793,560	5,711,855	5,750,108
TVC Enterprises, LLC (Revolver) (7), (9)	01/18/2024	Professional Services	—		—		1,303,813	—	(9,779)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,910,465	6,766,653	6,772,256
TWS Acquisition Corporation (Revolver)	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		1,819,285	1,819,285	1,782,899
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—		—		808,571	—	(16,171)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.25%		1M L+525		17,491,232	17,294,288	17,435,261
Tyto Athene, LLC (Revolver) (7), (9)	08/27/2024	Aerospace and Defense	—		—		6,818,182	—	(21,818)
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450		13,967,402	13,889,735	13,129,357
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	5.50%		3M L+450		2,933,333	2,933,333	2,717,939
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	6.00%		3M L+500		4,962,500	4,888,916	4,813,625

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2020

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
US Med Acquisition, Inc.	08/13/2021	Healthcare and Pharmaceuticals	9.00%		1M L+800	2,964,844	$2,964,844	$2,935,195
Vision Purchaser Corporation	06/10/2025	Media	7.25%		1M L+625	14,358,203	14,104,839	13,496,711
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750	4,156,259	4,110,635	4,114,696
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.50%		3M L+550	8,852,574	8,685,417	8,764,052
Wildcat Buyerco, Inc. (7), (9)	02/27/2022	Electronic Equipment, Instruments, and Components	—		—	2,491,176	—	3,114
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	533,824	—	(9,716)
Total First Lien Secured Debt							855,654,960	837,579,784
Second Lien Secured Debt—5.1%
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	9.00%		—	11,157,124	11,157,124	11,157,124
			(PIK 9.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	9.00%		—	22,312	22,312	22,312
			(PIK 9.00%)
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%		3M L+825	9,738,580	9,654,555	9,738,580
MailSouth, Inc.	10/23/2024	Media: Advertising, Printing and Publishing	0.00%	(6)	—	2,871,025	2,827,178	1,464,223
PT Network, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	11.00%		3M L+1,000	2,099,171	2,083,772	2,099,171
			(PIK 12.30%)
Total Second Lien Secured Debt							25,744,941	24,481,410
Preferrred Equity— 1.3% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—		—	1,458	21,870	—
(PT Network, LLC) (7), (8)
Condor Holdings Limited (5), (7), (10)	—	High Tech Industries	—		—	88,000	10,173	11,274
Condor Top Holdco Limited (5), (7), (10)	—	High Tech Industries	—		—	88,000	77,827	207,079
DBI Holding, LLC, Series A-1 (8)	—	Business Services	14.00%		—	7,041	7,040,844	2,522,555
MeritDirect Holdings, LP (7), (8)	—	Media	—		—	960	960,000	635,021
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		Aerospace and Defense	—		—	490	490,000	591,195
PT Network Intermediate Holdings, LLC (7)	—	Healthcare and Pharmaceuticals	11.00%		3M L+1,000	33	429,000	488,631
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%		—	1,167	1,166,993	1,221,750
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	409	409,011	443,141
UniTek Global Services, Inc. -	—	Telecommunications	20.00%		—	343,861	343,861	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%		—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%		—	1,047,317	670,283	—
Total Preferred Equity							12,068,713	6,120,646
Common Equity/Warrants— 8.9% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	—	Consumer Goods: Durable	—		—	8,893	244,998	—
AG Investco LP (7), (8)	—	Software	—		—	805,164	805,164	1,002,599
AG Investco LP (7), (8), (9)	—	Software	—		—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—		—	1,437,500	1,437,500	933,198
By Light Investco LP (7), (8)	—	High Tech Industries	—		—	21,908	2,190,771	7,599,349
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—		—	5,592	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—		—	120,962	1,243,217	—
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—		—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—		—	58,846	629,620	788,839
(SFP Holding, Inc.) (7)
DBI Holding, LLC, Series B (8)	—	Business Services	—		—	1,489,508	330,791	—
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—		—	1,633	1,632,744	2,401,324
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	295,982	295,982	449,276
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—		—	20	251,156	257,421
Faraday Holdings, LLC (7)	—	Construction and Building	—		—	1,141	58,044	375,581
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—		—	500	143,663	775,000
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—		—	1,485,953	1,760,670	2,615,277
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—		—	437	437,371	425,883
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—		—	391,144	391,144	482,277
GCOM InvestCo LP (7), (8)	—	High Tech Industries	—		—	1,722,632	1,596,634	3,010,719
GCOM InvestCo LP (7), (8), (9)	—	High Tech Industries	—		—	277,368	—	—
Go Dawgs Capital III, LP	—	Building Products	—		—	324,675	324,675	324,675
(American Insulated Glass, LLC) (7), (8)
IIN Group Holdings, LLC	—	Consumer Services	—		—	1,000	1,000,000	1,054,709
(Integrative Nutrition, LLC) (7), (8)
ITC Rumba, LLC (Cano Health, LLC)	—	Healthcare and Pharmaceuticals	—		—	46,763	766,149	2,335,369
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—		—	1,000	1,000,000	1,389,498
JWC-WE Holdings, L.P.	—	Wholesale	—		—	1,381,741	1,381,741	8,704,966
(Walker Edison Furniture Company LLC) (7), (8)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)		Hotels, Restaurants and Leisure				87,345	—	226,368
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—		—	585,587	585,587	672,313
MeritDirect Holdings, LP (7), (8)	—	Media	—		—	960	—	—
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	Aerospace and Defense	—		—	10,000	10,000	24,916
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—		—	173,638	1,736,381	1,744,780
PT Network Intermediate Holdings, LLC (7)		Healthcare and Pharmaceuticals				25	286,000	1,067,566
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—		—	70,000	70,000	103,995
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—		—	96,667	—	—
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—		—	64,634	646,341	458,093
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—		—	61	61,421	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2020

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	$500,000	$583,200
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,585,388
Class B (US Dominion, Inc.) (7)
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	21,527	105,482
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
WBB Equity, LLC (7), (8)	—	Aerospace and Defense	—	—	142,857	142,857	625,714
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	223,995	246,694
Total Common Equity/Warrants						22,406,143	42,370,469
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						915,874,757	910,552,309
Investments in Non-Controlled, Affiliated Portfolio Companies—2.3% (3), (4)
First Lien Secured Debt—1.2%
Country Fresh Holdings, LLC - Super Senior Term Loan (7)	06/01/2022	Beverage, Food and Tobacco	12.00%	—	1,366,489	1,366,489	1,366,489
Country Fresh Holdings, LLC - Super Senior Term Loan (7), (9)	06/01/2022	Beverage, Food and Tobacco	—	—	452,123	—	—
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	6.00%	3M L+500	1,544,161	1,515,199	1,544,161
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	6.00%	3M L+500	2,746,564	2,746,564	2,746,564
Total First Lien Secured Debt						5,628,252	5,657,214
Second Lien Secured Debt—1.1%
Country Fresh Holdings, LLC (7)	04/29/2024	Beverage, Food and Tobacco	9.50%	1M L+850	5,882,579	5,882,579	5,429,620
			(PIK 9.50%)
Total Second Lien Secured Debt						5,882,579	5,429,620
Common Equity/Warrants—0.0% (6)
Country Fresh Holding Company Inc. (7)	—	Beverage, Food and Tobacco	—	—	8,034	10,453,350	—
Total Common Equity/Warrants						10,453,350	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						21,964,181	11,086,834
Investments in Controlled, Affiliated Portfolio Companies—34.6% (3), (4)
First Lien Secured Debt—26.3%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.22%	3M L+800	125,378,750	125,378,750	125,378,750
Total First Lien Secured Debt						125,378,750	125,378,750
Equity Interests—8.4%
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	53,734	53,733,750	39,910,574
Total Equity Interests						53,733,750	39,910,574
Total Investments in Controlled, Affiliated Portfolio Companies						179,112,500	165,289,324
Total Investments—227.7%						1,116,951,438	1,086,928,467
Cash and Cash Equivalents—12.1%
BlackRock Federal FD Institutional 30						8,433,416	8,433,416
BNY Mellon Cash						49,101,005	49,078,512
Total Cash and Cash Equivalents						57,534,421	57,511,928
Total Investments and Cash Equivalents—239.8%						$1,174,485,859	$1,144,440,395
Liabilities in Excess of Other Assets—(139.8)%							(667,170,003)
Net Assets—100.0%							$477,270,392

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
(7)

The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or 2) securing the 2031 Asset-Backed Debt (See Note 11) and held through PennantPark CLO I, Ltd.

(8)	Investment is held through our Taxable Subsidiary (See Note 1).
(9)

Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2020, qualifying assets represent 81% of our total assets and non-qualifying assets represent 19% of our total assets.

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
(7)

The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or 2) securing the 2031 Asset-Backed Debt (See Note 11) and held through PennantPark CLO I, Ltd.

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

SEPTEMBER 30, 2020

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by a diversified portfolio of the Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly-owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. See Note 11.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the global outbreak of the novel coronavirus during the first quarter of 2020, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

SEPTEMBER 30, 2020

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2020, we had three portfolio companies on non-accrual, representing 2.1% and 1.8% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2019, we had one portfolio company on non-accrual, representing 0.4% and zero of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the years ended September 30, 2020, 2019 and 2018, we recorded a provision for taxes of $0.4 million, zero and $0.8 million, respectively, pertaining to U.S. federal excise tax.

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

SEPTEMBER 30, 2020

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

(h) Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The new definition of “significant subsidiary” under Rule 1-02(w)(2) of Regulation S-X, which is tailored to investment companies, (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary.” The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules for our year ended September 30, 2020. The adoption of the Final Rules did not have a material impact on our financial statements.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser earned a base management fee of $11.4 million, $10.2 million and $8.4 million, respectively, from us.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser earned $9.3 million, $7.6 million and $3.5 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser accrued an incentive fee on capital gains of approximately zero, zero and $(0.1) million, respectively, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2020, 2019 and 2018 was zero, $(1.4) million and $(1.0) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2020. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2020, 2019 and 2018, we reimbursed the Investment Adviser approximately $1.6 million, $1.9 million and $1.3 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During the years ended September 30, 2020, 2019 and 2018, the Company purchased zero, zero and $3.9 million, respectively, from and sold $15.0 million, zero and zero in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for the same periods amounted to $1.0 million, zero and zero, respectively.

For the years ended September 30, 2020, 2019 and 2018, we sold $86.7 million, $89.6 million and $108.0 million investments, respectively, in investments to PSSL at fair value and recognized $0.5 million, $0.5 million and $0.8 million of net realized gains for the same periods, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2020, 2019 and 2018 totaled $439.2 million, $641.7 million and $683.4 million, respectively. Sales and repayments of investments for the same periods totaled $396.9 million, $527.3 million and $391.4 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2020		September 30, 2019
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$861,283,212	$843,236,998	$833,678,981	$822,707,050
First lien in PSSL	125,378,750	125,378,750	122,193,750	122,193,750
Second lien	31,627,520	29,911,030	34,307,150	34,370,598
Equity	44,928,206	48,491,115	42,623,718	52,466,181
Equity interests in PSSL	53,733,750	39,910,574	52,368,750	49,969,330
Total investments	1,116,951,438	1,086,928,467	1,085,172,349	1,081,706,909
Cash and cash equivalents	57,534,421	57,511,928	63,367,237	63,337,728
Total investments and cash and cash equivalents	$1,174,485,859	$1,144,440,395	$1,148,539,586	$1,145,044,637

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2020 (1)	September 30, 2019 (1)
Professional Services	8%	3%
High Tech Industries	6	5
Aerospace and Defense	5	7
Business Services	5	5
Capital Equipment	5	5
Media	5	5
Construction and Building	4	4
Healthcare and Pharmaceuticals	4	6
Healthcare Technology	4	1
Hotel, Gaming and Leisure	4	7
Beverage, Food and Tobacco	3	6
Consumer Goods: Durable	3	3
Electronic Equipment, Instruments, and Components	3	1
Media: Diversified and Production	3	4
Banking, Finance, Insurance & Real Estate	2	2
Building Products	2	2
Chemicals, Plastics and Rubber	2	3
Commercial Services & Supplies	2	2
Consumer Goods: Non-Durable	2	3
Consumer Services	2	3
Hotels, Restaurants and Leisure	2	2
Insurance	2	—
Media: Advertising, Printing and Publishing	2	2
Media: Broadcasting and Subscription	2	2
Telecommunications	2	4
Wholesale	2	3
Construction & Engineering	1	—
Diversified Consumer Services	1	1
Diversified Financial Services	1	3
Energy Equipment and Services	1	—
Environmental Industries	1	1
Healthcare Providers and Services	1	—
IT Services	1	1
Personal Products	1	—
Retail	1	1
All Other	5	3
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2020 and 2019, PSSL had total assets of $406.4 million and $506.7 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $25.3 million and $10.5 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2020 and 2019, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $125.4 million (additional $15.5 million unfunded) and $122.2 million (additional $6.4 million unfunded), respectively, and equity interests of $53.7 million (additional $6.6 million unfunded) and $52.4 million (additional $2.8 million unfunded), respectively.

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

Additionally, PSSL has entered into a $325.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points, or the PSSL Credit Facility, with Capital One, N.A. through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, subject to leverage and borrowing base restrictions.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

Below is a summary of PSSL’s portfolio at fair value:

	September 30, 2020	September 30, 2019
Total investments	$392,986,090	$488,549,847
Weighted average cost yield on income producing investments	6.8%	7.6%
Number of portfolio companies in PSSL	45	45
Largest portfolio company investment	$20,614,860	$22,026,186
Total of five largest portfolio company investments	$93,320,993	$102,872,275

Below is a listing of PSSL’s individual investments as of September 30, 2020:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—838.2%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	7.00%		3M L+600		4,856,155	$4,795,251	$4,686,189
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%		3M L+500		7,670,399	7,596,860	7,440,287
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		10,901,843	10,774,172	10,792,825
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850		11,802,082	11,730,187	11,322,915
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		4,779,776	4,759,527	4,779,776
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.25%		1M L+525		5,330,847	5,330,847	5,304,193
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.00%		1M L+575		9,663,392	9,595,826	8,986,954
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		182,403	179,976	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		450,110	450,111	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,836,683	8,756,358	8,704,133
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,403,183	7,370,405	7,292,135
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	6.75%		1M L+575		8,022,149	7,950,609	7,875,344
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.46%		3M L+525	A	$10,000,000	7,411,600	6,809,125
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,646,228	16,562,972	16,646,228
Good2Grow LLC	11/18/2024	Beverages	5.25%		3M L+425		9,499,183	9,429,133	9,427,938
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.50%		3M L+450		19,470,523	19,354,235	19,275,817
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	5.50%		3M L+450		12,143,568	12,097,717	12,022,132
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737		9,290,185	9,216,206	9,336,636
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		8,587,606	8,587,606	8,458,792
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,650,000	19,436,214	19,217,700
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750		9,975,861	9,902,990	9,188,766
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		1M L+600		6,843,750	6,872,048	6,631,320
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%		1M L+600		4,313,910	4,273,019	4,197,866
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	0.00%	(5)	—	C	$5,730,254	4,449,786	3,623,691
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		4,812,500	4,771,073	4,583,906
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,949,731	5,927,114	5,877,737
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550		14,662,500	14,568,019	13,379,531
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,803,419	7,825,029	7,101,111
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.19%		1M L+500		9,792,594	9,717,936	9,156,076
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,594,030	1,579,915	1,570,120
PlayPower, Inc.	05/8/2026	Leisure Products	5.72%		3M L+550		4,025,520	3,990,707	3,824,244
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		4,925,000	4,860,858	4,836,350
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,904,617	11,904,617	11,041,532
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	4.93%		3M L+450		11,175,938	11,090,654	10,840,659
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,561,971	4,561,971	4,493,542
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,214,305	6,149,172	6,145,948
STV Group Incorporated	12/11/2026	Construction and Building	5.40%		1M L+525		7,762,222	7,692,023	7,684,600
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		8,309,797	8,272,104	8,060,503
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		4,950,000	4,783,595	4,764,375
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575		8,602,807	8,584,634	8,602,807
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525		8,924,066	8,837,614	8,656,344
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%		1M L+550		9,747,335	9,747,335	9,674,230
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,910,465	6,797,117	6,772,256
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450		21,930,702	21,762,065	20,614,860
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,463,443	11,311,325	11,119,540
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	7.25%		3M L+625		10,594,047	10,440,520	10,594,047
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		254,095	250,910	251,557
Total First Lien Secured Debt								392,309,962	382,299,150
Second Lien Secured Debt—19.5%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.50%		1M L+850		964,045	964,045	889,813
			(PIK 9.50%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—		15,946	15,946	15,946
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%		—		7,977,513	7,977,513	7,977,513
			(PIK 9.00%)
Total Second Lien Secured Debt								8,957,504	8,883,272
Equity Securities—4.0%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco					1,317	1,713,105	—
DBI Holding, LLC, Series A-1	—	Business Services	—		—		5,034	5,034,310	1,803,668
DBI Holding, LLC, Series B	—	Business Services	—		—		1,065,021	236,521	—
Total Equity Securities								6,983,936	1,803,668
Total Investments—861.6%								408,251,402	392,986,090
Cash and Cash Equivalents—24.4%
BlackRock Federal FD Institutional 30								6,005,963	6,005,963
US Bank Cash								5,109,410	5,115,516
Total Cash and Cash Equivalents								11,115,373	11,121,479
Total Investments and Cash Equivalents—886.0%								$419,366,775	$404,107,569
Liabilities in Excess of Other Assets—(786.0)%									(358,495,484)
Members' Equity—100.0%									$45,612,085

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or Canadian Dollars (C$) as denoted.
(5)	Non-income producing security.

Below is a listing of PSSL’s individual investments as of September 30, 2019:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—830.5%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.28%	3M L+600		5,000,000	$4,927,149	$5,000,000
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.85%	3M L+475		7,749,274	7,674,216	7,671,781
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	8.52%	1M L+725		13,772,261	13,531,751	13,772,261
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	8.54%	3M L+650		11,735,208	11,644,440	11,680,054
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	7.79%	1M L+575		7,348,866	7,311,507	7,128,400
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	7.36%	1M L+525		10,422,726	10,413,416	10,396,669
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.87%	1M L+575		10,127,447	10,040,432	9,874,261
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		182,403	179,170	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	7.10%	1M L+500		126,031	126,031	126,031
Country Fresh Holdings, LLC - (Revolver) (5)	05/01/2023	Beverage, Food and Tobacco	—	—		324,080	—	—
Deva Holdings, Inc.	10/31/2023	Consumer Goods: Non-Durable	7.54%	3M L+625		19,748,744	19,748,744	19,748,744
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		12,312,500	12,157,345	12,189,375
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	7.85%	3M L+575		8,166,594	8,116,022	8,084,928
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	6.26%	3M L+525	A	$10,000,000	7,376,173	6,542,165
GCOM Software LLC	11/14/2022	High Tech Industries	8.37%	1M L+750		17,384,864	17,263,748	17,384,864
Good2Grow LLC	11/18/2024	Beverages	6.35%	3M L+425		11,752,655	11,649,126	11,576,366
Good Source Solutions, Inc.	06/29/2023	Beverage, Food and Tobacco	6.37%	3M L+600		14,357,813	14,241,579	14,135,267
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	6.60%	3M L+450		19,669,098	19,524,460	19,472,406
IMIA Holdings, Inc.	10/28/2024	Aerospace and Defense	6.60%	3M L+450		12,406,250	12,351,255	12,344,219
Impact Group, LLC	06/27/2023	Wholesale	8.60%	1M L+650		9,390,185	9,296,753	9,296,283
Infrastructure Supply Operations Pty Ltd. (3), (4)	12/12/2023	Wholesale	5.80%	1M L+425	A	$15,000,000	10,973,919	9,717,138
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	6.85%	1M L+475		9,974,874	9,974,874	9,974,874
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525		19,850,000	19,586,294	19,609,815
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	7.60%	3M L+550		9,925,000	9,837,686	9,916,068
Leap Legal Software Pty Ltd (3), (4)	09/12/2022	High Tech Industries	6.80%	3M L+575	A	$14,755,747	10,483,859	9,952,014
Long's Drugs Incorporated	08/19/2022	Healthcare and Pharmaceuticals	7.10%	1M L+500		17,820,000	17,688,160	17,641,800
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	8.04%	1M L+600		7,078,125	7,118,977	6,575,083
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	8.05%	1M L+600		6,877,500	6,797,207	6,688,369
Marketplace Events LLC (4)	01/27/2021	Media: Diversified and Production	7.20%	P+275	C	$5,760,254	4,461,926	4,350,645
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	7.10%	3M L+500		6,009,982	5,977,867	6,009,982
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.35%	1M L+425		14,812,500	14,691,710	14,664,375
Olde Thompson, LLC	05/14/2024	Beverage, Food and Tobacco	6.54%	1M L+450		11,876,667	11,757,900	11,876,667
Output Services Group, Inc.	03/27/2024	Business Services	6.54%	1M L+425		7,883,419	7,909,754	6,779,740
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525		9,925,000	9,840,202	9,825,750
Pestell Minerals and Ingredients Inc.	06/01/2023	Beverage, Food and Tobacco	7.23%	3M L+525	C	$3,242,655	2,412,626	2,424,644
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	7.04%	1M L+500		9,892,519	9,804,058	9,397,893
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575		1,758,406	1,736,386	1,740,822
PlayPower, Inc.	05/8/2026	Leisure Products	7.60%	3M L+550		4,189,500	4,148,451	4,184,263
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	6.66%	3M L+450		11,289,688	11,189,470	11,176,791
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	8.10%	1M L+600		4,687,495	4,687,495	4,359,370
Sonny's Enterprises, LLC	12/01/2022	Capital Equipment	6.35%	3M L+425		15,224,842	15,227,900	15,224,842
Teneo Holdings LLC	07/18/2025	Business Services	7.29%	1M L+525		5,000,000	4,804,110	4,762,500
The Infosoft Group, LLC	12/02/2021	Media: Broadcasting and Subscription	7.43%	6M L+500		8,823,392	8,790,069	8,735,157
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	7.55%	1M L+550		9,974,874	9,974,874	9,974,874
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.28%	1M L+625		7,075,000	6,937,888	6,933,500
UBEO, LLC	04/03/2024	Capital Equipment	6.78%	3M L+450		22,248,673	22,045,879	22,026,186
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	7.04%	3M L+450		11,572,122	11,388,612	11,572,122
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	8.83%	3M L+650		16,001,734	15,724,459	16,121,747
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	9.55%	1M L+750		5,466,024	5,389,938	5,466,024
Total First Lien Secured Debt							478,935,867	474,289,532
Second Lien Secured Debt—14.8%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	10.60%	1M L+850		870,886	870,886	870,886
			(PIK 10.60%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	8.00%	6M L+525		15,206	15,206	15,206
			(PIK 8.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	8.00%	—		7,607,291	7,607,291	7,569,255
			(PIK 8.00%)
Total Second Lien Secured Debt							8,493,383	8,455,347
Equity Securities—10.2%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				1,317	1,713,106	1,124,929
DBI Holding, LLC, Series A-1	—	Business Services	—	—		5,034	5,034,310	4,680,039
DBI Holding, LLC, Series B	—	Business Services	—	—		1,065,021	236,524	—
Total Equity Securities							6,983,940	5,804,968
Total Investments—855.5%							494,413,190	488,549,847
Cash and Cash Equivalents—26.8%
BlackRock Federal FD Institutional 30							12,166,301	12,166,301
US Bank Cash							3,156,230	3,128,580
Total Cash and Cash Equivalents							15,322,531	15,294,881
Total Investments and Cash Equivalents—882.3%							$509,735,721	$503,844,728
Liabilities in Excess of Other Assets—(782.3)%								(446,736,922)
Members' Equity—100.0%								$57,107,806

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

SEPTEMBER 30, 2020

(5)

Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	September 30, 2020	September 30, 2019
Assets
Investments at fair value (cost—$408,251,402 and $494,413,190, respectively)	$392,986,090	$488,549,847
Cash and cash equivalents (cost—$11,115,373 and $15,322,531, respectively)	11,121,479	15,294,881
Interest receivable	2,235,595	1,855,545
Prepaid expenses and other assets	62,812	996,333
Total assets	406,405,976	506,696,606
Liabilities
Credit facility payable	216,969,469	308,724,305
Notes payable to members	143,290,000	139,650,000
Interest payable on credit facility	490,858	1,152,544
Interest payable on members notes	32,719	39,197
Accrued other expenses	10,845	22,754
Total liabilities	360,793,891	449,588,800
Commitments and contingencies (1)	—	—
Members' equity	45,612,085	57,107,806
Total liabilities and members' equity	$406,405,976	$506,696,606

(1)	As of both September 30, 2020 and 2019, PSSL had no unfunded commitments to fund investments.

Statements of Operations
	Year Ended September 30, 2020	Year Ended September 30, 2019	Year Ended September 30, 2018
Investment income:
Interest	$33,260,154	$39,288,981	$17,744,486
Other income	138,795	785,111	280,080
Total investment income	33,398,949	40,074,092	18,024,566
Expenses:
Interest and expenses on credit facility	11,865,971	16,487,783	7,654,035
Interest expense on members notes	13,531,037	14,247,817	6,060,468
Administrative services expenses	1,200,000	1,150,000	650,000
Other general and administrative expenses (1)	485,660	454,600	692,736
Total expenses	27,082,668	32,340,200	15,057,239
Net investment income	6,316,281	7,733,892	2,967,327
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(992,974)	(885,069)	111,215
Net change in unrealized (depreciation) appreciation on:
Investments	(9,368,121)	(5,976,299)	(364,201)
Credit facility foreign currency translation	(2,210,907)	1,887,878	882,899
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	(11,579,028)	(4,088,421)	518,698
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(12,572,002)	(4,973,490)	629,913
Net (decrease) increase in members' equity resulting from operations	$(6,255,721)	$2,760,402	$3,597,240

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

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

SEPTEMBER 30, 2020

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$114,844,301	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	848,114,233	Market Comparable	Market Yield	5.4% – 19.5% (8.4%)
Second lien	23,017,187	Market Comparable	Market Yield	9.3% – 11.0% (9.5%)
First lien	5,657,214	Enterprise Market Value	EBITDA multiple	0.3x
Second lien	6,893,843	Enterprise Market Value	EBITDA multiple	0.3x – 8.5x (2.0x)
Equity	48,491,115	Enterprise Market Value	EBITDA multiple	0.3x – 15.2x (10.4x)
Total Level 3 investments	$1,047,017,893
Long-Term Credit Facility	$299,047,275	Market Comparable	Market Yield	3.4%

Asset Category	Fair value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$274,095,799	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	2,205,284	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	661,720,734	Market Comparable	Market Yield	3.9% – 29.2% (8.3%)
Second lien	26,851,188	Market Comparable	Market Yield	3.9% – 14.2% (10.6%)
First lien	9,084,267	Enterprise Market Value	EBITDA multiple	5.0x – 10.9x (6.5x)
Second lien	5,314,125	Enterprise Market Value	EBITDA multiple	10.9x
Equity	52,466,181	Enterprise Market Value	EBITDA multiple	6.3x – 50.8x (15.4x)
Total Level 3 investments	$1,031,737,579
Long-Term Credit Facility	$263,988,583	Market Comparable	Market Yield	4.0%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes and the 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$968,615,748	$—	$—	$968,615,748	$—
Second lien	29,911,030	—	—	29,911,030	—
Equity	88,401,689	—	—	48,491,115	39,910,574
Total investments	1,086,928,467	—	—	1,047,017,893	39,910,574
Cash and cash equivalents	57,511,928	57,511,928	—	—	—
Total investments and cash and cash equivalents	$1,144,440,395	$57,511,928	$—	$1,047,017,893	$39,910,574
Long-Term Credit Facility	$299,047,275	$—	$—	$299,047,275	$—
2023 Notes	129,295,008	129,295,008	—	—	—
2031 Asset-Backed Debt(2)	224,866,334	—	—	224,866,334	—
Total debt	$653,208,617	$129,295,008	$—	$523,913,609	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply the fair value option allowed by ASC 825-10 to the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

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

(2)

We elected not to apply the fair value option allowed by ASC 825-10 to the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2020
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$944,900,800	$86,836,779	$1,031,737,579
Net realized losses	(11,024,231)	(1,192,236)	(12,216,467)
Net change in unrealized depreciation	(7,074,283)	(8,059,490)	(15,133,773)
Purchases, PIK interest, net discount accretion and non-cash exchanges	431,515,177	7,980,884	439,496,061
Sales, repayments and non-cash exchanges	(389,701,715)	(7,163,792)	(396,865,507)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$968,615,748	$78,402,145	$1,047,017,893
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(15,116,028)	$(6,860,646)	$(21,976,674)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

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

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facility	2020	2019
Beginning Balance (cost – $265,307,500 and $333,727,520, respectively)	$263,988,583	$332,128,815
Net change in unrealized (depreciation) appreciation included in earnings	(8,232,308)	279,788
Borrowings	265,000,000	370,700,000
Repayments	(221,709,000)	(439,120,020)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $308,598,500 and $265,307,500, respectively)	$299,047,275	$263,988,583

As of September 30, 2020, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$16,500,000	$11,698,500	12,352,610	October 1, 2020	654,110

As of September 30, 2019, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$17,500,000	$12,407,501	13,217,523	October 1, 2019	810,022

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, $4.5 million and $10.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2020, 2019 and 2018, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the years ended September 30, 2020, 2019 and 2018, our Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $14.2 million, less than $(0.1) million and $7.8 million, respectively. As of September 30, 2020, 2019 and 2018, the net unrealized depreciation on our Credit Facility and the 2023 Notes totaled $18.8 million, $4.7 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2020 were as follows:

Name of Investment	Fair Value at September 30, 2019	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$14,491,626	$3,922,079	$—	$(7,326,871)	$11,086,834	$862,628	$36,170	$—
Quick Weight Loss Centers, LLC	5,938,939	70,554	(5,683,145)	(326,348)	—	20,306	—	(5,683,145)
Total Non-Controlled Affiliates	$20,430,565	$3,992,633	$(5,683,145)	$(7,653,219)	$11,086,834	$882,934	$36,170	$(5,683,145)
Controlled Affiliates
PennantPark Senior Secured
Loan Fund I LLC *	$172,163,080	$4,550,000	$—	$(11,423,756)	$165,289,324	$11,801,245	$5,950,000	$—
Total Controlled Affiliates	$172,163,080	$4,550,000	$—	$(11,423,756)	$165,289,324	$11,801,245	$5,950,000	$—
Total Controlled and Non-Controlled Affiliates	$192,593,645	$8,542,633	$(5,683,145)	$(19,076,975)	$176,376,158	$12,684,179	$5,986,170	$(5,683,145)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net (decrease) increase in net assets resulting from operations:

	Years Ended September 30,
	2020	2019	2018
Numerator for net increase in net assets resulting from operations	$18,413,044	$11,416,106	$33,490,222
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074	38,299,077
Basic and diluted net increase in net assets per share resulting from operations	$0.47	$0.29	$0.87

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

As of September 30, 2020 and 2019, the cost of investments for federal income tax purposes approximates amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2020	2019	2018
Decrease in paid-in capital	$(481,300)	$(829,509)	$—
Decrease in accumulated net realized loss	(263,428)	(240,568)	(106,509)
Increase in undistributed net investment income	744,728	1,070,077	106,509

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2020	2019	2018
Net increase in net assets resulting from operations	$18,413,044	$11,416,106	$33,490,222
Net realized loss on investments	12,682,031	31,423,869	2,327,118
Net change in unrealized depreciation (appreciation) on investments and debt	12,289,924	2,621,833	(4,853,251)
Other book-to-tax differences	(2,424,049)	(3,080,010)	8,448,942
Other non-deductible expenses	756,751	271,170	804,113
Taxable income before dividends paid deduction	$41,717,701	$42,652,968	$40,217,144

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows:

	As of September 30,
	2020	2019	2018
Undistributed ordinary income – tax basis	$8,474,081	$12,118,162	$12,020,827
Realized loss carried forward	(48,420,645)	(34,695,983)	(2,381,225)
Distributions payable and other book to tax differences	(9,886,725)	(14,239,573)	(17,124,281)
Net unrealized (depreciation) appreciation of investments and debt	(11,086,619)	1,203,305	3,825,139
Total accumulated deficit – book basis	$(60,919,908)	$(35,614,089)	$(3,659,540)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2020	2019	2018
Ordinary income (including short-term gains, if any)	$44,200,163	$44,200,163	$42,766,069
Long-term capital gain	—	—	808,615
Total distributions	$44,200,163	$44,200,163	$43,574,684
Total distributions per share based on weighted average shares	$1.14	$1.14	$1.14

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2020 and 2019, cash and cash equivalents consisted of money market funds in the amounts of $57.5 million and $63.3 million at fair value, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2020	2019	2018	2017	2016
Per Share Data:
Net asset value, beginning of year	$12.97	$13.82	$14.10	$14.06	$13.95
Net investment income (1)	1.12	1.17	0.81	1.10	1.02
Net change in realized and unrealized (loss) gain (1)	(0.65)	(0.88)	0.06	0.10	0.23
Net increase in net assets resulting from operations (1)	0.47	0.29	0.87	1.20	1.25
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.14)	(1.14)	(1.03)	(1.15)	(1.13)
Distribution of realized gains	—	—	(0.11)	—	(0.01)
Total distributions to stockholders	(1.14)	(1.14)	(1.14)	(1.15)	(1.14)
(Dilutive) effect of common stock issuance
and acquisition of MCG (1)	—	—	(0.01)	(0.01)	—
Net asset value, end of year	$12.31	$12.97	$13.82	$14.10	$14.06
Per share market value, end of year	$8.44	$11.60	$13.15	$14.48	$13.23
Total return (3)	(17.15)%	(3.20)%	(1.29)%	18.71%	21.77%
Shares outstanding at end of year	38,772,074	38,772,074	38,772,074	32,480,074	26,730,074
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.19%	3.94%	3.01%	4.13%	3.56%
Ratio of debt related expenses to average net assets (5)	5.63%	5.21%	4.73%	1.98%	1.58%
Ratio of total expenses to average net assets (5)	10.81%	9.15%	7.74%	6.11%	5.14%
Ratio of net investment income to average net assets (5)	9.00%	8.76%	5.81%	7.85%	7.42%
Net assets at end of year	$477,270,392	$503,057,511	$535,841,568	$457,906,274	$375,906,828
Weighted average debt outstanding	$737,208,720	$512,134,647	$354,321,752	$269,319,832	$140,218,095
Weighted average debt per share (1)	$19.01	$13.21	$9.25	$8.90	$5.25
Asset coverage per unit (6)	$1,677	$1,786	$2,122	$2,780	$2,601
Portfolio turnover ratio	35.08%	52.64%	47.15%	59.70%	32.16%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any (not annualized).
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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2020, 2019 and 2018, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.7%, 5.3% and 7.1%, respectively. As of September 30, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2020 and 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 168% and 179%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of September 30, 2020, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of September 30, 2020 and 2019, Funding I had $308.6 million and $265.3 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.2% and 4.1%, exclusive of the fee on undrawn commitments as of September 30, 2020 and 2019, respectively. As of September 30, 2020 and 2019, we had $211.4 million and $254.7 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2020, we were in compliance with the covenants relating to our Credit Facility.

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

The 2023 Notes pay interest at a rate of 4.3% per year. As a result of the downgrade of the 2023 Notes from “ilA+” to “ilA-” in March 2020, the interest rate of the 2023 Notes was increased to 4.3% from 3.8%. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

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

On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly-owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. The Preferred Shares of the Securitization Issuer do not bear interest and had a stated value of approximately $55.4 million at the closing of the Debt Securitization.

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both September 30, 2020 and 2019, the Company had $228.0 million 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7% and 4.2%, respectively. As of September 30, 2020 and 2019, the unamortized fees on the 2031 Asset-Backed Debt were $3.1 million and $3.7 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2020 and 2019, we had $73.3 million and $101.1 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $22.1 million and $9.2 million to PSSL as of September 30, 2020 and 2019, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

 13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2020, PennantPark Senior Secured Loan Fund I LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PennantPark Senior Secured Loan Fund I LLC for the years ended September 30, 2020, 2019 and 2018 are being filed herewith as Exhibit 99.3 and Exhibit 99.4.

14. SUBSEQUENT EVENTS

Subsequent to September 30, 2020, our portfolio company, Cano Health, LLC (ITC Rumba, LLC), entered into a business combination agreement with Jaws Acquisition Corp (“JWS”), a special purpose acquisition vehicle, and other parties, subject to certain closing conditions, with an expected closing late first quarter or early second quarter 2021. Based on the closing stock price of JWS on November 13, 2020, our $2.3 million common stock fair valuation as of September 30, 2020 would increase to an estimated $9.0 million, which includes a combination of cash and stock, assuming the transaction closes based on the agreed terms. This would represent a net asset value increase of $0.17 per share, as of November 13, 2020. Our shares are owned by a limited partnership controlled by the financial sponsor and are subject to customary lock up restrictions. As a result, the fair value on December 31, 2020, may likely include an illiquidity discount not in the public trading values indicated above. There can be no assurance that the implied value of our equity interest will be representative of the value ultimately realized on our equity investment.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2020
	Q4	Q3	Q2	Q1
Total investment income	$21,755	$22,766	$26,326	$24,639
Net investment income	10,320	10,198	11,748	11,119
Net realized and unrealized gain (loss)	6,666	2,357	(32,849)	(1,146)
Net increase (decrease) in net assets resulting from operations	16,986	12,555	(21,101)	9,973
Net increase (decrease) in net assets resulting from operations per common share	0.43	0.32	(0.54)	0.26
Net asset value per share at the end of the quarter	12.31	12.16	12.12	12.95
Market value per share at the end of the quarter	$8.44	$8.40	$4.86	$12.18

	2019
	Q4	Q3	Q2	Q1
Total investment income	$23,882	$22,876	$23,005	$23,184
Net investment income	11,401	11,332	11,785	10,944
Net realized and unrealized loss	(4,026)	(6,814)	(17,257)	(5,949)
Net increase (decrease) in net assets resulting from operations	7,374	4,519	(5,472)	4,995
Net increase (decrease) in net assets resulting from operations per common share	0.18	0.12	(0.14)	0.13
Net asset value per share at the end of the quarter	12.97	13.07	13.24	13.66
Market value per share at the end of the quarter	$11.60	$11.56	$12.81	$11.57

	2018
	Q4	Q3	Q2	Q1
Total investment income	$21,339	$19,529	$16,501	$14,836
Net investment income (loss)	11,669	11,835	9,400	(1,940)
Net realized and unrealized (loss) gain	(656)	(6,867)	6,190	3,859
Net increase in net assets resulting from operations	11,013	4,968	15,590	1,919
Net increase in net assets resulting from operations per common share *	0.28	0.13	0.40	0.05
Net asset value per share at the end of the quarter	13.82	13.82	13.98	13.86
Market value per share at the end of the quarter	$13.15	$13.66	$13.09	$13.72

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.4	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891) filed on November 20, 2019).

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

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed November 17, 2011).

99.2*	Report of RSM US LLP on Senior Securities Table

99.3*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2020 and 2019.

99.4*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2019 and 2018.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2020.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 18, 2020
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 18, 2020
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Director	November 18, 2020
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 18, 2020
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 18, 2020
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 18, 2020
Samuel L. Katz