Form 10-Q
period 2020-12-31
PennantPark Floating Rate Capital Ltd.
filed 2021-02-09
CIK 1504619

-

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 9, 2021 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with Truist Bank (formerly SunTrust Bank) and other lenders, or the Lenders; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Loans due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	September 30, 2020
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$848,575,368 and $915,874,757, respectively)	$868,035,566	$910,552,309
Non-controlled, affiliated investments (cost—$22,908,099 and $21,964,181, respectively)	7,356,141	11,086,834
Controlled, affiliated investments (cost—$202,994,878 and $179,112,500, respectively)	191,953,675	165,289,324
Total of investments (cost—$1,074,478,345 and $1,116,951,438, respectively)	1,067,345,382	1,086,928,467
Cash and cash equivalents (cost—$28,487,798 and $57,534,421, respectively)	28,488,111	57,511,928
Interest receivable	2,820,458	3,673,502
Prepaid expenses and other assets	186,656	173,318
Total assets	1,098,840,607	1,148,287,215
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	9,578,076	3,800,000
Credit Facility payable, at fair value (cost—$256,900,000 and $308,598,500, respectively) (See Notes 5 and 10)	253,303,400	299,047,275
2023 Notes payable, at fair value (par—$117,792,879 and $138,579,858, respectively) (See Notes 5 and 10)	106,567,218	129,295,008
2031 Asset-Backed Debt, net (par—$228,000,000 and $228,000,000, respectively) (See Notes 5 and 10)	225,024,045	224,866,334
Interest payable on debt	1,891,525	3,601,479
Base management fee payable (See Note 3)	2,716,172	2,776,477
Performance-based incentive fee payable (See Note 3)	1,761,874	2,071,622
Accrued other expenses	1,964,011	1,875,281
Total liabilities	606,489,668	671,016,823
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	538,151,528	538,151,528
Accumulated distributable net loss	(45,839,361)	(60,919,908)
Total net assets	$492,350,939	$477,270,392
Total liabilities and net assets	$1,098,840,607	$1,148,287,215
Net asset value per share	$12.70	$12.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Investment income:
From non-controlled, non-affiliated investments:
Interest	$15,301,431	$18,909,894
Other income	881,785	773,103
From non-controlled, affiliated investments:
Interest	96,462	225,353
Other income	20,307	—
From controlled, affiliated investments:
Interest	2,662,876	3,155,324
Dividend	1,575,000	1,575,000
Other income	195,630	—
Total investment income	20,733,491	24,638,674
Expenses:
Base management fee (See Note 3)	2,716,172	2,830,159
Performance-based incentive fee (See Note 3)	1,761,874	2,315,834
Interest and expenses on debt (See Note 10)	5,341,340	7,307,264
Administrative services expenses (See Note 3)	300,000	350,000
Other general and administrative expenses	400,000	616,077
Expenses before provision for taxes	10,519,386	13,419,334
Provision for taxes	100,000	100,000
Total expenses	10,619,386	13,519,334
Net investment income	10,114,105	11,119,340
Realized and unrealized gain (loss) on investments and debt:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(1,707,698)	1,012,313
Controlled and non-controlled, affiliated investments	(1,052,048)	—
Net realized (loss) gain on investments	(2,759,746)	1,012,313
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	22,537,278	2,379,358
Controlled and non-controlled, affiliated investments	252,766	(5,899,705)
Debt (appreciation) depreciation (See Notes 5 and 10)	(4,013,815)	1,361,588
Net change in unrealized appreciation (depreciation) on investments and debt	18,776,229	(2,158,759)
Net realized and unrealized gain (loss) from investments and debt	16,016,483	(1,146,446)
Net increase in net assets resulting from operations	$26,130,588	$9,972,894
Net increase in net assets resulting from operations per common share (See Note 7)	$0.67	$0.26
Net investment income per common share	$0.26	$0.29

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net increase in net assets resulting from operations:
Net investment income	$10,114,105	$11,119,340
Net realized (loss) gain on investments	(2,759,746)	1,012,313
Net change in unrealized appreciation (depreciation) on investments	22,790,044	(3,520,347)
Net change in unrealized (appreciation) depreciation on debt	(4,013,815)	1,361,588
Net increase in net assets resulting from operations	26,130,588	9,972,894
Distributions to stockholders	(11,050,041)	(11,050,041)
Net increase (decrease) in net assets	15,080,547	(1,077,147)
Net assets:
Beginning of period	477,270,392	503,057,511
End of period	$492,350,939	$501,980,364

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$26,130,588	$9,972,894
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(22,790,044)	3,520,347
Net change in unrealized appreciation (depreciation) on debt	4,013,815	(1,361,588)
Net realized loss (gain) on investments	2,759,746	(1,012,313)
Net accretion of discount and amortization of premium	(557,400)	(486,937)
Purchases of investments	(66,964,523)	(239,443,417)
Payment-in-kind interest	(1,522,805)	(822,850)
Proceeds from dispositions of investments	109,603,991	143,743,301
Amortization of deferred financing costs	157,711	72,101
Decrease in interest receivable	853,044	747,597
Increase in receivable for investments sold	—	(55,428,416)
(Increase) decrease in prepaid expenses and other assets	(13,338)	38,577
Increase in payable for investments purchased	5,778,076	73,423,853
(Decrease) increase in interest payable on debt	(1,709,954)	809,575
(Decrease) increase in base management fee payable	(60,305)	102,140
Decrease in performance-based incentive fee payable	(309,748)	(216,371)
Increase in accrued other expenses	88,730	253,496
Net cash provided (used) by operating activities	55,457,584	(66,088,011)
Cash flows from financing activities:
Distributions paid to stockholders	(11,050,041)	(11,050,041)
Repayments of 2023 Notes (See Notes 5 and 10)	(20,786,979)	—
Borrowings under Credit Facility (See Notes 5 and 10)	27,500,000	86,000,000
Repayments under Credit Facility (See Notes 5 and 10)	(79,198,500)	(16,000,000)
Net cash (used) provided by financing activities	(83,535,520)	58,949,959
Net decrease in cash and cash equivalents	(28,077,936)	(7,138,052)
Effect of exchange rate changes on cash	(945,881)	92,865
Cash and cash equivalents, beginning of period	57,511,928	63,337,728
Cash and cash equivalents, end of period	$28,488,111	$56,292,541
Supplemental disclosure of cash flow information:
Interest paid	$6,893,583	$6,425,587
Taxes paid	$3,682	$37,086
Non-cash exchanges and conversions	$20,334,379	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—176.3% (3), (4)
First Lien Secured Debt—157.5%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%	1M L+800	6,697,697	$6,585,517	$6,630,720
Altamira Technologies, LLC	07/24/2025	IT Services	7.00%	3M L+600	6,231,751	6,156,590	5,951,323
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	7.00%	3M L+600	575,000	575,000	549,125
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—	—	1,581,250	—	(71,156)
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%	3M L+500	7,366,113	7,303,354	7,145,129
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	14,737,640	14,551,784	14,516,575
American Teleconferencing Services, Ltd.	06/08/2023	Telecommunications	7.50%	3M L+650	9,646,899	9,551,068	8,103,395
Apex Service Partners, LLC	07/31/2025	Energy Equipment and Services	6.25%	1M L+525	10,396,314	10,296,575	10,396,314
Apex Service Partners, LLC (7), (9)	07/31/2021	Energy Equipment and Services	—	—	1,866,535	—	—
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.40%	1M L+425	5,910,000	5,883,546	5,599,725
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%	3M L+575	9,545,455	9,331,335	9,330,682
Applied Technical Services, LLC (7), (9)	06/29/2022	Commercial Services & Supplies	—	—	3,181,818	—	—
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—	—	1,272,727	—	—
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%	3M L+550	11,580,000	11,506,491	11,522,100
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	3M L+625	28,618,332	28,489,487	28,618,332
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2022	High Tech Industries	—	—	3,062,602	—	—
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%	3M L+650	2,922,677	2,900,655	2,834,412
			(PIK 9.50%)
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%	1M L+575	3,785,592	3,788,605	3,690,952
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.50%	3M L+450	7,273,133	7,249,615	7,127,670
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—	—	711,447	—	(39,130)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.75%	3M L+575	7,711,197	7,569,066	7,476,777
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.75%	3M L+575	983,962	983,962	954,050
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	421,698	—	(12,820)
Confluent Health, LLC	06/24/2026	Health Providers and Services	5.15%	1M L+500	3,940,000	3,905,138	3,871,050
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	15,219,468	14,956,248	15,219,468
Datalot Inc. (Revolver) (7), (9)	01/24/2025	Insurance	—	—	3,833,619	—	—
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	5.27%	1M L+500	9,850,000	9,716,191	9,234,375
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	6,595,960	6,543,215	6,530,000
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%	P+475	1,463,725	1,463,725	1,449,088
(Revolver)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—	—	2,927,451	—	(29,274)
(Revolver) (9)
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	3,014,109	3,002,009	2,983,968
DRS Holdings III, Inc.	11/03/2025	Personal Products	6.75%	3M L+575	4,950,000	4,907,849	4,954,950
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	903,716	—	904
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.00%	3M L+800	19,039,079	18,939,595	18,277,516
			(PIK 3.50%)
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	5,063,199	5,017,551	5,063,199
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	914,415	914,415	914,415
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%	1M L+500	16,007,500	16,007,500	15,767,388
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000,000	—	(75,000)
Education Networks of America, Inc.	05/06/2021	Telecommunications	10.00%	1M L+925	9,853,742	9,853,742	9,853,742
			(PIK 4.75%)
Education Networks of America, Inc. (Revolver)	05/06/2021	Telecommunications	10.00%	1M L+925	2,212,930	2,212,930	2,212,930
			(PIK 4.75%)
Education Networks of America, Inc. (Revolver) (9)	05/06/2021	Telecommunications	—	—	57,236	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%	3M L+675	7,189,139	7,171,800	6,560,089
Empire Resorts, Inc.	03/22/2021	Hotel, Gaming and Leisure	3.40%	1M L+325	7,500,000	7,476,667	7,250,025
FlexPrint, LLC	01/02/2024	Professional Services	7.29%	3M L+705	4,769,595	4,716,502	4,721,899
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%	1M L+625	13,588,109	13,409,248	13,588,109
GCOM Software LLC (Revolver) (7)	11/14/2022	High Tech Industries	8.75%	1M L+550	266,667	266,667	266,667
GCOM Software LLC (Revolver) (7), (9)	11/14/2022	High Tech Industries	—	—	2,400,000	—	—
Good2Grow LLC	11/18/2024	Beverages	5.25%	3M L+425	5,699,510	5,659,192	5,699,510
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—	—	3,137,000	—	—
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.25%	3M L+450	6,000,000	5,850,295	5,850,000
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—	—	1,500,000	—	—
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	750,000	—	—
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	4,000,000	3,920,000	3,920,000
HW Holdco, LLC	12/10/2024	Media	5.50%	1M L+450	7,397,419	7,343,518	7,212,484
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,451,613	—	(36,290)
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—	—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.37%	1M L+737	12,637,220	12,592,507	12,763,592
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	3,270,513	3,244,982	3,123,339
			(PIK 1.00%)
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	532,168	532,168	508,220
			(PIK 1.00%)
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (9), (10)	04/13/2023	Capital Equipment	—	—	148	—	(7)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.75%	3M L+475	22,108,325	21,976,029	21,887,241
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000,000	—	(50,000)
Inventus Power, Inc.	04/30/2021	Consumer Goods: Durable	6.50%	1M L+650	3,696,890	3,694,259	3,696,890
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	642,857	642,857	631,607
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	785,714	—	(13,750)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	10.00%	1M L+900	5,528,183	5,429,052	5,459,081
			(PIK 3.00%)
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—	—	448,276	—	(5,603)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	1M L+750	9,136,249	$9,093,865	$8,465,648
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.50%	1M L+750	1,628,125	1,628,125	1,508,621
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.25%	1M L+525	30,286,335	29,773,383	29,680,609
Lightspeed Buyer Inc. (7), (9)	08/03/2021	Healthcare Technology	—	—	1,891,068	—	(18,911)
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	6.25%	1M L+525	833,100	833,100	816,438
Lightspeed Buyer Inc. (Revolver) (7), (9)	02/03/2026	Healthcare Technology	—	—	1,666,199	—	(33,324)
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	9.25%	3M L+825	13,633,821	13,522,108	13,020,298
			(PIK 1.00%)
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	9.25%	3M L+825	1,241,726	1,241,726	1,185,848
			(PIK 1.00%)
Lombart Brothers, Inc. (Revolver) (7), (9)	04/13/2023	Capital Equipment	—	—	345	—	(16)
Long Island Vision Management, LLC	09/07/2023	Healthcare and Pharmaceuticals	7.50%	3M L+650	8,946,336	8,900,294	8,734,308
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%	1M L+600	13,050,000	12,988,574	12,935,813
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	3,990,000	3,796,073	3,790,500
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	29,240,928	28,919,107	28,071,292
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—	4,481,655	—	(179,266)
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	1M L+500	610,645	606,733	607,714
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2021	Capital Equipment	—	—	1,325,088	—	(6,360)
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	4,450,867	3,958,878	4,117,052
Ox Two, LLC	02/27/2023	Construction and Building	7.25%	1M L+625	12,462,776	12,414,789	12,462,776
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	7.25%	1M L+625	108,444	108,444	108,444
Ox Two, LLC (Revolver) (7), (9)	02/27/2023	Construction and Building	—	—	447,111	—	—
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	648,989	645,033	642,499
PlayPower, Inc.	05/08/2026	Leisure Products	5.74%	1M L+550	5,353,361	5,308,876	5,105,768
PRA Events, Inc.	08/07/2025	Business Services	11.50%	1M L+1,050	2,898,076	2,464,058	2,506,836
			(PIK 11.50%)
Questex, LLC	09/09/2024	Media: Diversified and Production	6.75%	3M L+575	7,331,250	7,233,706	6,671,438
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.75%	3M L+575	877,660	877,660	798,670
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	319,149	—	(28,723)
Rancho Health MSO, Inc.	12/18/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	3,675,000	3,592,994	3,592,313
Rancho Health MSO, Inc. (7), (9)	12/18/2022	Healthcare Equipment and Supplies	—	—	1,050,000	—	—
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	525,000	—	—
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.25%	3M L+625	6,755,828	6,716,520	6,553,153
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	6.50%	3M L+550	23,207,063	22,637,019	22,783,534
International LLC
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	5.50%	3M L+450	4,925,000	4,881,975	4,846,693
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	909,091	—	(14,454)
Riverside Assessments, LLC	03/10/2025	Professional Services	6.75%	3M L+575	16,000,704	15,733,819	15,120,665
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	13,899,035	13,667,273	13,655,801
Sales Benchmark Index LLC (7), (9)	07/07/2021	Professional Services	—	—	3,231,707	—	(56,555)
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,292,683	—	(22,622)
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.50%	1M L+650	1,671,283	1,661,931	1,600,254
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	4,676,792	4,618,888	4,618,332
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	1,056,367	—	(13,205)
Schlesinger Global, Inc.	07/14/2025	Professional Services	7.00%	1M L+600	13,444,821	13,322,402	12,133,951
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	7.00%	1M L+600	774,839	774,839	699,292
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	1,095,462	—	(106,808)
Sigma Defense Systems, LLC	12/18/2025	IT Services	9.75%	3M L+875	7,490,000	7,304,638	7,302,750
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	1,070,000	—	—
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	7.50%	1M L+650	12,187,500	12,052,944	11,913,281
Signature Systems Holding Company (Revolver)	05/03/2024	Commercial Services & Supplies	7.50%	1M L+650	1,747,312	1,747,312	1,707,997
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	4.85%	1M L+450	3,489,908	3,489,908	3,385,211
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	1,616,250	—	(40,406)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	6.50%	3M L+550	100,000	100,000	99,000
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—	—	395,136	—	(3,951)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%	3M L+575	6,300,032	6,217,058	6,255,931
Solutionreach, Inc. (Revolver)	01/17/2024	Healthcare Technology	6.75%	3M L+575	1,248,750	1,248,750	1,240,009
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	416,250	—	(2,914)
Spear Education, LLC	02/26/2025	Professional Services	6.50%	3M L+550	15,011,563	14,882,642	14,636,274
Spear Education, LLC (7), (9)	02/26/2022	Professional Services	—	—	6,875,000	—	(171,875)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.03%	1M L+900	9,400,000	9,178,132	9,400,000
STV Group Incorporated	12/11/2026	Construction & Engineering	5.40%	1M L+525	12,842,068	12,724,277	12,842,068
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	6,487,377	6,426,830	6,422,503
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%	1M L+525	13,376,038	12,943,766	13,214,455
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.00%	3M L+500	15,000,000	14,777,897	14,775,000
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	18,086,303	17,959,491	18,086,303
The Original Cakerie, Co. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.00%	2M L+500	7,528,212	7,484,228	7,490,571
The Original Cakerie Ltd. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	5.50%	2M L+450	5,362,367	5,341,777	5,335,555
The Original Cakerie Ltd. (Revolver) (5), (9), (10)	07/20/2022	Consumer Goods: Non-Durable	—	—	1,418,484	—	(7,092)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.25%	3M L+525	4,950,000	4,908,045	4,801,500
TVC Enterprises, LLC	01/18/2024	Professional Services	6.50%	1M L+550	5,778,626	5,702,649	5,821,966
TVC Enterprises, LLC (Revolver) (7), (9)	01/18/2024	Professional Services	—	—	1,303,813	—	9,779
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,910,465	6,773,012	6,910,465
TWS Acquisition Corporation (Revolver)	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	1,819,285	1,819,285	1,819,285
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	808,571	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.25%	1M L+525	17,445,801	17,259,897	17,445,801
Tyto Athene, LLC (Revolver) (7), (9)	08/27/2024	Aerospace and Defense	—	—	6,818,182	—	—
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	3M L+450	13,967,402	13,885,541	13,862,646
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	5.50%	3M L+450	880,000	880,000	873,400
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	2,053,333	—	(15,400)
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	6.00%	3M L+500	4,950,000	4,880,623	4,838,625

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
US Med Acquisition, Inc.	08/13/2021	Healthcare and Pharmaceuticals	9.00%	1M L+800	2,957,031	$2,957,031	$2,957,031
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,321,880	14,081,326	13,605,786
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	4,100,784	4,061,509	4,100,784
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.50%	3M L+550	8,830,331	8,670,478	8,742,028
Wildcat Buyerco, Inc. (7), (9)	02/27/2022	Electronic Equipment, Instruments, and Components	—	—	2,491,176	—	3,114
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	533,824	—	(9,716)
Total First Lien Secured Debt						785,769,739	775,588,077
Second Lien Secured Debt—5.0%
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	9.00%	—	12,129,344	12,129,344	12,129,344
			(PIK 9.00%)
DBI Holdings, LLC, Term Loan C (7)	03/26/2021	Business Services	9.00%	—	24,256	24,256	24,256
			(PIK 9.00%)
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%	3M L+825	9,738,580	9,658,853	9,738,580
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	15.00%	—	797,507	797,507	797,507
			(PIK 15.00%)
PT Network, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	2,158,181	2,143,745	2,158,181
			(PIK 12.30%)
Total Second Lien Secured Debt						24,753,705	24,847,868
Preferred Equity— 1.4% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	—
(PT Network, LLC) (7), (8)
DBI Holding, LLC, Series A-1 (8)	—	Business Services	14.00%	—	7,041	7,040,844	3,034,741
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960,000	896,876
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		Aerospace and Defense	—	—	490	490,000	608,862
PT Network Intermediate Holdings, LLC (7)	—	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	33	429,000	500,690
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,167	1,166,993	1,338,438
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409,011	454,468
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,282	—
Total Preferred Equity						11,980,712	6,834,075
Common Equity/Warrants— 12.3% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	244,998	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805,164	1,090,798
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	655,406
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,190,771	10,830,999
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	7,401	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	266,395
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	64,262	696,296	961,523
(SFP Holding, Inc.) (7)
DBI Holding, LLC, Series B (8)	—	Business Services	—	—	1,489,508	330,791	—
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	2,250,532
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	642,000	642,000	642,000
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8), (9)	—	IT Services	—	—	642,000	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	295,982	766,076
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	232,970
Faraday Holdings, LLC (7)	—	Construction and Building	—	—	1,141	58,044	372,611
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	968,305
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	1,760,670	2,615,277
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	437	437,371	258,488
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—	—	391,144	391,144	764,387
GCOM InvestCo LP (7), (8)	—	High Tech Industries	—	—	1,722,632	1,596,634	3,427,230
GCOM InvestCo LP (7), (8), (9)	—	High Tech Industries	—	—	277,368	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	360,389
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450,000	450,000
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,174,875
(Integrative Nutrition, LLC) (7), (8)
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,040	504,000	504,000
ITC Rumba, LLC (Cano Health, LLC)	—	Healthcare and Pharmaceuticals	—	—	46,763	431,039	9,071,586
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,439,290
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	11,090,028
(Walker Edison Furniture Company LLC) (7), (8)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)		Hotels, Restaurants and Leisure	—	—	87,345	—	315,915
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	585,587	747,268
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	—	—
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287,502	1,287,502
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	Aerospace and Defense	—	—	10,000	10,000	151,500
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,736,381	1,537,348
PT Network Intermediate Holdings, LLC (7)		Healthcare and Pharmaceuticals			25	286,000	1,171,725
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	70,000	70,000	148,507
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	96,667	—	—
RFMG Parent, LP (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050,000	1,050,000
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646,341	471,725

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—		—	61	$61,421	$44,542
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	500,000	583,200
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	—	1,880,261
Class B (US Dominion, Inc.) (7)
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	21,527	21,527	113,877
UniTek Global Services, Inc. (7)	—	Telecommunications	—		—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—		—	23,889	—	—
WBB Equity, LLC (7), (8)	—	Aerospace and Defense	—		—	142,857	142,857	754,286
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	2,240	223,996	314,725
Total Common Equity/Warrants							26,071,212	60,765,546
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							848,575,368	868,035,566
Investments in Non-Controlled, Affiliated Portfolio Companies—1.5% (3), (4)
First Lien Secured Debt—1.3%
Country Fresh Holdings, LLC - Super Senior Term Loan (7)	06/01/2022	Beverage, Food and Tobacco	12.00%		—	2,306,216	2,306,216	2,306,216
Country Fresh Holdings, LLC - Super Senior Term Loan (7), (9)	06/01/2022	Beverage, Food and Tobacco	—		—	543,947	—	—
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	6.00%		3M L+500	1,544,161	1,517,803	1,544,161
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	6.00%		3M L+500	2,746,564	2,746,564	2,746,564
Total First Lien Secured Debt							6,570,583	6,596,941
Second Lien Secured Debt—0.2%
Country Fresh Holdings, LLC (7)	04/29/2024	Beverage, Food and Tobacco	0.00%	(6)	—	5,882,579	5,884,166	759,200
Total Second Lien Secured Debt							5,884,166	759,200
Common Equity/Warrants—0.0% (6)
Country Fresh Holding Company Inc. (7)	—	Beverage, Food and Tobacco	—		—	8,034	10,453,350	—
Total Common Equity/Warrants							10,453,350	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies							22,908,099	7,356,141
Investments in Controlled, Affiliated Portfolio Companies—39.0% (3), (4)
First Lien Secured Debt—30.3%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	3,260,502	3,260,502	3,260,502
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—		—	3,260,502	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	0.00%	(6)	—	24,368,325	19,046,876	19,317,118
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.25%		3M L+800	126,481,250	126,481,250	126,481,250
Total First Lien Secured Debt							148,788,628	149,058,870
Equity Interests—8.7%
New MPE Holdings, LLC (Marketplace Events, LLC) (7)	—	Media: Diversified and Production	—		—	349	—	—
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	54,206	54,206,250	42,894,805
Total Equity Interests							54,206,250	42,894,805
Total Investments in Controlled, Affiliated Portfolio Companies							202,994,878	191,953,675
Total Investments—216.8.7%							1,074,478,345	1,067,345,382
Cash and Cash Equivalents—5.8%
BlackRock Federal FD Institutional 30							11,708,378	11,708,378
BNY Mellon Cash							16,779,420	16,779,733
Total Cash and Cash Equivalents							28,487,798	28,488,111
Total Investments and Cash Equivalents—222.6%							$1,102,966,143	$1,095,833,493
Liabilities in Excess of Other Assets—(122.6)%								(603,482,554)
Net Assets—100.0%								$492,350,939

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L”, or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2020, qualifying assets represent 81% of our total assets and non-qualifying assets represent 19% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—190.8% (3), (4)
First Lien Secured Debt—175.5%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%	1M L+800	6,697,697	$6,581,574	$6,362,812
Advantage Sales & Marketing	07/23/2021	Food and Staples Retailing	4.25%	1M L+325	3,158,375	3,084,907	3,095,997
Altamira Technologies, LLC	07/24/2025	IT Services	7.00%	3M L+600	6,313,001	6,233,142	6,092,046
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	7.00%	3M L+600	1,437,500	1,437,500	1,387,187
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—	—	718,750	—	(25,156)
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%	3M L+500	7,385,098	7,317,949	7,163,545
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	14,775,105	14,574,748	14,479,603
American Teleconferencing Services, Ltd.	06/08/2023	Telecommunications	7.50%	3M L+650	9,651,242	9,550,005	8,203,555
Apex Service Partners, LLC	07/31/2025	Energy Equipment and Services	6.25%	1M L+525	6,978,475	6,920,667	6,769,121
Apex Service Partners, LLC (7), (9)	07/31/2021	Energy Equipment and Services	—	—	1,198,613	—	(35,958)
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.40%	1M L+425	5,925,000	5,897,574	5,776,875
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%	3M L+550	11,610,000	11,527,096	11,493,900
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	3M L+625	28,863,220	28,711,219	28,574,588
By Light Professional IT Services, LLC (Revolver)	05/16/2022	High Tech Industries	7.25%	3M L+625	2,504,092	2,504,092	2,479,051
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2022	High Tech Industries	—	—	558,511	—	(5,585)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%	3M L+650	2,884,399	2,860,365	2,767,292
Cano Health, LLC	06/02/2025	Healthcare and Pharmaceuticals	8.50%	1M L+750	14,882,169	14,771,615	14,993,786
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%	1M L+575	3,795,450	3,798,714	3,795,450
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.25%	3M L+525	3,248,900	3,244,298	3,232,655
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.50%	3M L+450	7,291,746	7,267,251	7,145,911
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—	—	711,447	—	(49,801)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.75%	3M L+575	7,730,621	7,582,329	7,589,151
Compex Legal Services, Inc. (7), (9)	02/08/2021	Professional Services	—	—	3,322,470	—	(27,576)
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.75%	3M L+575	983,962	983,962	965,956
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	421,698	—	(7,717)
Confluent Health, LLC	06/24/2026	Health Providers and Services	5.15%	1M L+500	3,950,000	3,913,661	3,890,750
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	15,257,804	14,979,266	15,276,113
Datalot Inc. (Revolver) (7)	01/24/2025	Insurance	6.25%	3M L+525	3,833,619	3,833,619	3,838,219
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	5.27%	1M L+500	9,875,000	9,736,008	9,183,750
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	6,612,916	6,553,834	6,513,722
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%	P+475	3,220,196	3,220,196	3,171,893
(Revolver)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—	—	1,170,980	—	(17,565)
(Revolver) (7), (9)
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	3,021,798	3,008,407	2,976,471
DRS Holdings III, Inc.	11/03/2025	Personal Products	6.75%	3M L+575	4,962,500	4,918,144	4,871,686
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	903,716	—	(16,538)
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.00%	3M L+800	19,039,079	18,917,984	18,467,906
			(PIK 3.50%)
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	5,075,958	5,028,206	5,050,578
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	914,415	914,415	902,345
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%	1M L+500	16,131,250	16,131,250	15,889,281
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000,000	—	(75,000)
Education Networks of America, Inc.	05/06/2021	Telecommunications	10.00%	1M L+925	9,985,621	9,985,621	9,985,621
			(PIK 4.75%)
Education Networks of America, Inc. (Revolver)	05/06/2021	Telecommunications	10.00%	1M L+925	2,243,444	2,243,444	2,243,444
			(PIK 4.75%)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%	3M L+675	7,189,139	7,168,054	6,937,519
Empire Resorts, Inc.	03/22/2021	Hotel, Gaming and Leisure	2.89%	1M L+225	7,500,000	7,471,938	7,425,000
FlexPrint, LLC	01/02/2024	Professional Services	7.12%	3M L+684	4,975,898	4,916,661	4,839,060
FlexPrint, LLC (7), (9)	12/31/2020	Professional Services	—	—	3,077,342	—	(61,547)
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%	1M L+625	13,707,757	13,504,876	13,707,757
GCOM Software LLC (Revolver)	11/14/2022	High Tech Industries	8.75%	1M L+550	2,133,333	2,133,333	2,133,333
GCOM Software LLC (Revolver) (7), (9)	11/14/2022	High Tech Industries	—	—	533,333	—	—
Good2Grow LLC	11/18/2024	Beverages	5.25%	3M L+425	5,699,510	5,657,300	5,656,763
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—	—	3,137,000	—	(23,528)
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.50%	3M L+450	19,130,304	19,041,110	18,939,001
GSM Holdings, Inc. (Revolver)	06/03/2024	Consumer Goods: Durable	5.50%	3M L+450	7,126,484	7,126,484	7,055,219
HW Holdco, LLC	12/10/2024	Media	5.50%	1M L+450	7,416,290	7,357,894	7,193,802
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,451,613	—	(43,548)
IMIA Holdings, Inc. (Revolver) (7), (9)	10/28/2024	Aerospace and Defense	—	—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.37%	1M L+737	12,671,202	12,622,034	12,734,558
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	3,271,649	3,244,173	3,072,079
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	530,973	530,973	498,584
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.75%	3M L+475	22,173,199	22,028,349	21,840,601
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000,000	—	(75,000)
Inventus Power, Inc.	04/30/2021	Consumer Goods: Durable	6.50%	1M L+650	3,709,390	3,702,960	3,672,296
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	1,071,429	1,071,429	1,047,857
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	357,143	—	(7,857)
Kentucky Downs, LLC	03/07/2025	Hotels, Restaurants and Leisure	9.50%	1M L+850	5,499,731	5,395,498	5,417,236
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—	—	448,276	—	(6,724)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	1M L+750	9,028,277	8,984,046	8,315,946
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.50%	1M L+750	1,607,584	1,607,584	1,480,745
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.25%	1M L+525	30,362,602	29,830,439	29,983,070
Lightspeed Buyer Inc. (7), (9)	08/03/2021	Healthcare Technology	—	—	1,891,068	—	(4,728)
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare Technology	6.25%	1M L+525	2,499,299	2,499,299	2,468,058

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

DECEMBER 31, 2020

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate both current income and capital appreciation while seeking to preserve capital. We seek to achieve our investment objectives by investing primarily in loans bearing variable rates of interest, or Floating Rate Loans, and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Interest on Floating Rate Loans is determined periodically, on the basis of a floating base lending rate such as LIBOR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our Managed Assets, which means our net assets plus any borrowings for investment purposes, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt, subordinated debt, and, to a lesser extent, equity investments.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the global outbreak of the novel coronavirus (“COVID-19”), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments, the Credit Facility and the 2023 Notes during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2020, we had two portfolio companies on non-accrual, representing 2.3% and 1.9% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2020, we had three portfolio companies on non-accrual, representing 2.1% and 1.8% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three months ended December 31, 2020 and 2019, we recorded a provision for taxes of $0.1 million pertaining to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. There were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both U.S. federal and state income tax returns, the Company’s major tax jurisdiction is federal.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

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

(d) Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include certain tax-qualified dividends and/or a return of capital.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2021. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2020 and 2019, the Investment Adviser earned a base management fee of $2.7 million and $2.8 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar  quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2020 and 2019, the Investment Adviser earned $1.8 million and $2.3 million, respectively, in incentive fees on net investment income from us.

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

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for both the three months ended December 31, 2020 and 2019 was zero.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2020 and 2019, we reimbursed the Investment Adviser approximately $0.2 million and $0.3 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three months ended December 31, 2020 and 2019.

For the three months ended December 31, 2020, we did not sell any investments to PSSL. For the three months ended December 31, 2019, we sold $68.9 million in investments to PSSL at fair value and recognized $0.5 million of net realized gains.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2020 and 2019 totaled $68.5 million and $240.3 million, respectively. Sales and repayments of investments for the three months ended December 31, 2020 and 2019 totaled $109.6 million and $143.7 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2020		September 30, 2020
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$814,647,700	$804,762,638	$861,283,212	$843,236,998
First lien in PSSL	126,481,250	126,481,250	125,378,750	125,378,750
Second lien	30,637,871	25,607,068	31,627,520	29,911,030
Equity	48,505,274	67,599,621	44,928,206	48,491,115
Equity in PSSL	54,206,250	42,894,805	53,733,750	39,910,574
Total investments	1,074,478,345	1,067,345,382	1,116,951,438	1,086,928,467
Cash and cash equivalents	28,487,798	28,488,111	57,534,421	57,511,928
Total investments and cash and cash equivalents	$1,102,966,143	$1,095,833,493	$1,174,485,859	$1,144,440,395

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2020 (1)	September 30, 2020 (1)
Professional Services	9%	8%
Aerospace and Defense	7	5
High Tech Industries	6	6
Media	6	5
Business Services	5	5
Capital Equipment	5	5
Healthcare Technology	4	4
Media: Diversified and Production	4	3
Beverage, Food and Tobacco	3	3
Commercial Services & Supplies	3	2
Consumer Services	3	2
Electronic Equipment, Instruments, and Components	3	3
Healthcare and Pharmaceuticals	3	4
Hotel, Gaming and Leisure	3	4
Wholesale	3	2
Banking, Finance, Insurance & Real Estate	2	2
Building Products	2	2
Construction and Building	2	4
Hotels, Restaurants and Leisure	2	2
Insurance	2	2
IT Services	2	1
Media: Advertising, Printing and Publishing	2	2
Media: Broadcasting and Subscription	2	2
Telecommunications	2	2
Chemicals, Plastics and Rubber	1	2
Construction & Engineering	1	1
Consumer Goods: Non-Durable	1	2
Diversified Consumer Services	1	1
Diversified Financial Services	1	1
Energy Equipment and Services	1	1
Environmental Industries	1	1
Healthcare Equipment and Supplies	1	1
Healthcare Providers and Services	1	1
Personal Products	1	1
Retail	1	1
Transportation: Consumer	1	1
Wireless Telecommunication Services	1	1
All Other	2	5
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2020 and September 30, 2020, PSSL had total assets of $395.1 million and $406.4 million, respectively. As of December 31, 2020, PSSL had $184.1 million of unused borrowing capacity under the PSSL Credit Facility (as defined point below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $11.4 million. As of September 30, 2020, PSSL had $107.5 million of unused borrowing capacity under the PSSL Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $11.1 million. As of December 31, 2020 and September 30, 2020, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $23.5 million and $25.3 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2020 and September 30, 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $126.5 million (additional $14.4 million unfunded) and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $54.2 million (additional $6.2 million unfunded) and $53.7 million (additional $6.6 million unfunded), respectively.

We and Kemper each appointed two members to PSSL’s four-person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee, provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; or (iii) the presence of four members of the board of directors or investment committee, provided that two individuals are present that were elected, designated or appointed by each member.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

Additionally, on December 23, 2020 PSSL issued a $50.0 million senior secured promissory note. The principal is payable upon the earlier of the closing date of the PennantPark CLO II, Ltd. transaction (See Note 12) and March 12, 2021. The senior secured promissory note bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 190 basis points. Proceeds from the senior secured promissory note were used to pay down the PSSL Credit Facility.

Below is a summary of PSSL’s portfolio at fair value:

	December 31, 2020	September 30, 2020
Total investments	$382,232,264	$392,986,090
Weighted average yield on debt investments	7.0%	6.8%
Number of portfolio companies in PSSL	42	45
Largest portfolio company investment	$21,766,222	$20,614,860
Total of five largest portfolio company investments	$90,626,739	$93,320,993

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2020:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—757.3%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	7.00%		3M L+600		4,793,655	$4,736,311	$4,577,940
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%		3M L+500		7,650,680	7,577,451	7,421,160
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		13,322,745	13,190,035	13,322,745
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850		11,958,705	11,892,126	11,597,552
			(PIK 9.50%)
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		7,260,885	7,241,946	7,079,363
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%		1M L+675		9,557,889	9,496,515	9,032,205
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		182,403	180,193	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		450,110	450,111	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,814,025	8,742,832	8,725,885
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,384,345	7,355,651	7,310,502
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	6.75%		1M L+575		8,001,943	7,933,475	8,009,944
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.07%		3M L+500	A	$10,000,000	7,426,591	7,407,840
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,500,931	16,427,796	16,500,931
Good2Grow LLC	11/18/2024	Beverages	5.25%		3M L+425		9,499,183	9,433,068	9,499,183
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	7.00%		3M L+600		12,113,209	12,070,386	12,052,642
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737		9,265,185	9,197,418	9,357,837
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		8,562,480	8,562,480	8,476,856
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,600,000	19,400,356	19,257,000
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750		10,103,330	10,034,691	9,361,746
			(PIK 1.00%)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		1M L+600		6,750,000	6,775,305	6,690,938
Marketplace Events, LLC - Super Priority First Lien Term Loan	09/30/2025	Media: Diversified and Production	6.25%		3M L+525		589,122	589,122	589,122
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	09/30/2025	Media: Diversified and Production	—		—		589,122	—	—
Marketplace Events LLC	09/30/2026	Media: Diversified and Production	0.00%	(5)	—		4,402,977	3,441,474	3,490,302
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		4,756,924	4,718,027	4,566,647
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,934,668	5,915,065	5,906,182
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.00%		1M L+500		14,625,000	14,537,498	13,381,876
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,783,419	7,804,076	7,199,663
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.23%		1M L+500		9,767,613	9,696,990	9,230,395
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,589,974	1,577,612	1,574,075
PlayPower, Inc.	05/8/2026	Leisure Products	5.74%		3M L+550		4,015,020	3,981,683	3,829,326
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		4,900,000	4,839,970	4,838,749
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,874,567	11,874,567	10,716,797
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	4.79%		3M L+450		11,147,500	11,067,083	10,813,075
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,518,583	4,518,583	4,473,397
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,197,791	6,137,232	6,154,407
STV Group Incorporated	12/11/2026	Construction and Building	5.40%		1M L+525		7,742,222	7,674,638	7,742,222
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		8,187,806	8,152,391	8,105,928
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		4,937,500	4,778,965	4,877,855
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575		8,548,701	8,534,306	8,548,701
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525		8,901,566	8,815,449	8,634,519
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%		1M L+550		9,722,209	9,722,209	9,795,126
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,910,465	6,803,278	6,910,465
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450		21,930,702	21,739,216	21,766,222
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,434,281	11,291,119	11,177,010
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	7.25%		3M L+625		15,492,125	15,348,482	15,492,125
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		5,118,990	5,067,986	5,118,988
Total First Lien Secured Debt								376,751,758	371,247,956
Second Lien Secured Debt—18.0%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	0.00%	(5)	—		987,450	964,305	124,419
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—		17,335	17,335	17,335
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%		—		8,672,665	8,672,665	8,672,665
			(PIK 9.00%)
Total Second Lien Secured Debt								9,654,305	8,814,419
Equity Securities—4.4%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco					1,317	1,713,106	—
DBI Holding, LLC, Series A-1	—	Business Services	13.00%		—		5,034	5,034,310	2,169,889
DBI Holding, LLC, Series B	—	Business Services	—		—		1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—		—		47	—	—
Total Equity Securities								6,983,937	2,169,889
Total Investments—779.7%								393,390,000	382,232,264
Cash and Cash Equivalents—23.3%
BlackRock Federal FD Institutional 30								4,739,098	4,739,098
US Bank Cash								6,586,206	6,668,928
Total Cash and Cash Equivalents								11,325,304	11,408,026
Total Investments and Cash Equivalents—803.0%								$404,715,304	$393,640,290
Liabilities in Excess of Other Assets—(703.0)%									(344,617,656)
Members' Equity—100.0%									$49,022,634

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) as denoted.
(5)	Non-income producing security.
(6)

Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

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
			(PIK 9.50%)
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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	December 31, 2020	September 30, 2020
Assets
Investments at fair value (cost—$393,390,000 and $408,251,402, respectively)	$382,232,264	$392,986,090
Cash and cash equivalents (cost—$11,325,304 and $11,115,373, respectively)	11,408,026	11,121,479
Interest receivable	1,371,822	2,235,595
Prepaid expenses and other assets	82,838	62,812
Total assets	395,094,950	406,405,976
Liabilities
Payable for investments purchased	9,935,844	—
PSSL Credit Facility payable	141,085,005	216,969,469
Notes payable to members	144,550,000	143,290,000
Promissory note	50,000,000	—
Interest payable on credit facility	468,325	490,858
Interest payable on members notes	33,142	32,719
Accrued other expenses	—	10,845
Total liabilities	346,072,316	360,793,891
Commitments and contingencies (1)	—	—
Members' equity	49,022,634	45,612,085
Total liabilities and members' equity	$395,094,950	$406,405,976

(1)	As of December 31, 2020 and September 30, 2020, PSSL had unfunded commitments to fund investments of $0.6 million and zero, respectively.

Statements of Operations
	Three Months Ended December 31,
	2020	2019
Investment income:
Interest	$6,747,939	$8,768,628
Other income	155,384	—
Total investment income	6,903,323	8,768,628
Expenses:
Interest and expenses on credit facility	1,416,006	3,606,085
Interest expense on members notes	3,054,519	3,430,557
Administrative services expenses	300,000	300,000
Other general and administrative expenses (1)	195,317	113,710
Total expenses	4,965,842	7,450,352
Net investment income	1,937,481	1,318,276
Realized and unrealized gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(791,279)	452,477
Net change in unrealized appreciation on:
Investments	4,184,101	1,078,789
Credit facility appreciation of foreign currency translation	(659,754)	(1,325,522)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	3,524,347	(246,733)
Net realized and unrealized gain from investments and credit facility foreign currency translations	2,733,068	205,744
Net increase in members' equity resulting from operations	$4,670,549	$1,524,020

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

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

DECEMBER 31, 2020

(Unaudited)

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

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If our board of directors has a bona fide reason to believe any such bids do not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. In accordance with ASC 820, we do not categorize any investments for which fair value is measured using the net asset value per share within the fair value hierarchy.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows:

Asset Category	Fair value at December 31, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$179,034,785	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	745,612,162	Market Comparable	Market Yield	5.3% – 16.6% (8.0%)
Second lien	24,050,361	Market Comparable	Market Yield	9.2% – 11.0% (9.8%)
First lien	6,596,941	Enterprise Market Value	EBITDA multiple	0.2x
Second lien	1,556,707	Enterprise Market Value	EBITDA multiple	0.2x – 5.9x (3.1x)
Equity	67,599,621	Enterprise Market Value	EBITDA multiple	0.2x – 13.6x (10.6x)
Total Level 3 investments	$1,024,450,577
Long-Term Credit Facility	$253,303,400	Market Comparable	Market Yield	2.8%

Asset Category	Fair value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$114,844,301	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	848,114,233	Market Comparable	Market Yield	5.4% – 19.5% (8.4%)
Second lien	23,017,187	Market Comparable	Market Yield	9.3% – 11.0% (9.5%)
First lien	5,657,214	Enterprise Market Value	EBITDA multiple	0.3x
Second lien	6,893,843	Enterprise Market Value	EBITDA multiple	0.3x – 8.5x (2.0x)
Equity	48,491,115	Enterprise Market Value	EBITDA multiple	0.3x – 15.2x (10.4x)
Total Level 3 investments	$1,047,017,893
Long-Term Credit Facility	$299,047,275	Market Comparable	Market Yield	3.4%

(1)The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, and the 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy:

	Fair Value at December 31, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$931,243,888	$—	$—	$931,243,888	$—
Second lien	25,607,068	—	—	25,607,068	—
Equity	110,494,426	—	—	67,599,621	42,894,805
Total investments	1,067,345,382	—	—	1,024,450,577	42,894,805
Cash and cash equivalents	28,488,111	28,488,111	—	—	—
Total investments and cash and cash equivalents	$1,095,833,493	$28,488,111	$—	$1,024,450,577	$42,894,805
Long-Term Credit Facility	$253,303,400	$—	$—	$253,303,400	$—
2023 Notes	106,567,218	106,567,218	—	—	—
2031 Asset-Backed Debt (2)	225,024,045	—	—	225,024,045	—
Total debt	$584,894,663	$106,567,218	$—	$478,327,445	$—

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

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2020
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$968,615,748	$78,402,145	$1,047,017,893
Net realized loss	(810,853)	(1,102,977)	(1,913,830)
Net change in unrealized appreciation	8,161,152	12,217,125	20,378,277
Purchases, PIK interest, net discount accretion and non-cash exchanges	64,022,024	4,550,204	68,572,228
Sales, repayments and non-cash exchanges	(108,744,183)	(859,808)	(109,603,991)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$931,243,888	$93,206,689	$1,024,450,577
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$7,397,488	$12,347,478	$19,744,966

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

	Three Months Ended December 31, 2019
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$944,900,800	$86,836,779	$1,031,737,579
Net realized gains	976,698	35,322	1,012,020
Net change in unrealized appreciation (depreciation)	679,968	(4,051,404)	(3,371,436)
Purchases, PIK interest, net discount accretion and non-cash exchanges	237,379,619	3,373,585	240,753,204
Sales, repayments and non-cash exchanges	(141,423,648)	(2,319,653)	(143,743,301)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,042,513,437	$83,874,629	$1,126,388,066
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$534,054	$(3,974,340)	$(3,440,286)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Long-Term Credit Facility	2020	2019
Beginning Balance (cost – $308,598,500 and $265,307,500, respectively)	$299,047,275	$263,988,583
Net change in unrealized depreciation included in earnings	5,954,625	51,927
Borrowings	27,500,000	86,000,000
Repayments	(79,198,500)	(16,000,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $256,900,000 and $335,307,500, respectively)	$253,303,400	$334,040,510

As of December 31, 2020, we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

As of September 30, 2020, we had outstanding non-U.S. dollar borrowings on the Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$16,500,000	$11,698,500	$12,352,610	October 1, 2020	$654,110

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during the three months ended December 31, 2020 and 2019. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the three months ended December 31, 2020 and 2019, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of ($4.0) million and $1.4 million, respectively. As of December 31, 2020 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $14.8 million and $18.8 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2020 were as follows:

Name of Investment	Fair value at September 30, 2020	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2020	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$11,086,834	$943,919	$—	$(4,674,611)	$7,356,142	$96,462	$20,307	$—
Total Non-Controlled Affiliates	$11,086,834	$943,919	$—	$(4,674,611)	$7,356,142	$96,462	$20,307	$—

Controlled Affiliates
Marketplace Events, LLC (1)	$16,155,762	$5,058,260	$(1,052,048)	$2,415,646	$22,577,620	$28,596	$195,630	$(1,052,048)
PennantPark Senior Secured
Loan Fund I LLC *	165,289,324	1,575,000.0	—	2,511,731	169,376,055	2,634,280	1,575,000	—
Total Controlled Affiliates	$181,445,086	$6,633,260	$(1,052,048)	$4,927,377	$191,953,675	$2,662,876	$1,770,630	$(1,052,048)
Total Controlled and Non-Controlled Affiliates	$192,531,920	$7,577,179	$(1,052,048)	$252,766	$199,309,817	$2,759,338	$1,790,937	$(1,052,048)

*

We and Kemper are the members of PSSL, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL make investments in PSSL in the form of first lien secured debt and equity interests, and all portfolio and other material decisions regarding PSSL must be submitted to PSSL’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Kemper. Because management of PSSL is shared equally between us and Kemper, we do not believe we control PSSL for purposes of the 1940 Act or otherwise.

(1)	Marketplace Events, LLC became a controlled affiliate during the quarter ended December 31, 2020.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2020	2019
Numerator for net increase in net assets resulting from operations	$26,130,588	$9,972,894
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074
Basic and diluted net increase in net assets per share resulting from operations	$0.67	$0.26

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2020 and September 30, 2020, cash and cash equivalents consisted of money market funds in the amounts of $28.5 million and $57.5 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2020	2019
Per Share Data:
Net asset value, beginning of period	$12.31	$12.97
Net investment income (1)	0.26	0.29
Net change in realized and unrealized gain (loss) (1)	0.41	(0.03)
Net increase in net assets resulting from operations (1)	0.67	0.26
Distributions to stockholders (1), (2)	(0.29)	(0.29)
Net asset value, end of period	$12.70	$12.95
Per share market value, end of period	$10.53	$12.18
Total return* (3)	28.51%	7.56%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.38%	4.96%
Ratio of debt related expenses to average net assets (5)	4.43%	5.83%
Ratio of total expenses to average net assets (5)	8.81%	10.79%
Ratio of net investment income to average net assets (5)	8.39%	8.88%
Net assets at end of period	$492,350,939	$501,980,364
Weighted average debt outstanding	$649,905,940	$647,164,200
Weighted average debt per share (1)	$16.76	$16.69
Asset coverage per unit (6)	$1,792	$1,704
Portfolio turnover ratio	25.26%	51.44%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2020 and 2019, inclusive of the fee on the undrawn commitment on the Credit Facility, was 3.3% and 4.5%, respectively. As of December 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2020 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 179% and 168%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $520 million as of December 31, 2020, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of December 31, 2020 and September 30, 2020, Funding I borrowed $256.9 million and $308.6 million under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.2% and 2.2%, exclusive of the fee on undrawn commitments as of December 31, 2020 and September 30, 2020, respectively. As of December 31, 2020 and September 30, 2020, we had $263.1 million and $211.4 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

During the revolving period, the Credit Facility bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period, the rate sets to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points for the remaining two years, maturing in October 2023. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2020, we were in compliance with the covenants relating to the Credit Facility.

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

DECEMBER 31, 2020

(Unaudited)

there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager.

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $117.8 million and $138.6 million was outstanding as of December 31, 2020 and September 30, 2020, respectively.

The 2023 Notes pay interest at a rate of 4.3% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes is payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

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

2031 Asset-Backed Debt

In September 2019, the Company completed the 301.4 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2031 Asset-Backed Debt was issued by the Securitization Issuer. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 1.80%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.66%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.90%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.266%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.00%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.379%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.75% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.80%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The annualized interest on the 2031 Asset-Backed Debt will be paid, to the extent of funds available. The reinvestment period of the Debt Securitization ends on October 15, 2023 and the 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both December 31, 2020 and September 30, 2020, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7%. As of December 31, 2020 and September 30, 2020, the unamortized fees on the 2031 Asset-Backed Debt were $3.0 million and $3.1, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2020 and September 30, 2020, we had $93.0 million and $73.3 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $20.6 million and $22.1 million to PSSL as of December 31, 2020 and September 30, 2020, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2020

(Unaudited)

12. SUBSEQUENT EVENTS

On January 27, 2021, PSSL, through its wholly-owned and consolidated subsidiary, PennantPark CLO II, Ltd., closed a three-year reinvestment period, eleven-year final maturity $300.7 million debt securitization in the form of a collateralized loan obligation consisting of the following classes of notes: Class A-1 Notes, Class A-1 Loans, Class A-2 Notes, Class B-1 Notes, Class B-2 Notes, Class C Notes, Class D Notes, Class E Notes and Subordinated Notes, or the Debt. PSSL will retain all of the Class E Notes and Subordinated Notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in January 2024 and the Debt is scheduled to mature in January 2032. The term debt securitization is expected to be approximately 95% funded at close. The proceeds from the Debt were used to repay a portion of the PSSL Credit Facility, as well as repay the $50.0 million senior secured promissory note issued by PSSL. Additionally, in conjunction with the closing of this transaction, PSSL’s $325.0 million senior secured revolving credit facility with Capital One, N.A. was terminated and replaced with a new $125.0 million senior secured revolving credit facility provided by Ally Bank. The Ally Bank credit facility has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 260 basis points, a LIBOR floor of 25 basis points, a maturity date of January 26, 2026 and a revolving period that ends on January 26, 2024.

Effective January 19, 2021, we reduced the size of the Credit Facility from $520 million to $400 million in order to reduce the cost of the unused facility fees.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended December 31, 2020 and 2019, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 18, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

February 9, 2021

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

COVID-19 Developments

COVID-19 was first detected in December 2019 in the city of Wuhan in China and has since been identified as a global pandemic by the World Health Organization. In response, governmental authorities of affected jurisdictions, including those in the United States, have imposed travel restrictions and required the temporary closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation. These restrictions and “stay-at-home” orders have essentially resulted in the shutdown of all non-essential businesses for a period of time, as defined by each governmental authority imposing the respective orders. The economic impact resulting from such restrictions has adversely affected the business operations of some, if not all, of our portfolio companies, as well as our own operations and the operations of our Adviser. While some jurisdictions have either lifted or started to ease certain restrictions on businesses, a resurgence of COVID-19, including the emergence of a more contagious strain of COVID-19, has resulted in additional closures. We cannot predict with any level of certainty the magnitude of the ongoing impact to our business operations or the business operations of our portfolio companies due to the business and supply-chain disruptions caused by the COVID-19 pandemic and the resulting governmental responses. However, we expect such adverse effects to continue for the duration of the pandemic, and potentially for some time thereafter.

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

The business disruption and financial harm resulting from COVID-19 experienced by our portfolio companies are likely to reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of December 31, 2020, we had two portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic may result in additional portfolio investments being placed on non-accrual status in the future.

Additionally, as of December 31, 2020 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 179% and 168%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, our debt portfolio consisted of 98% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period ends in October 2021, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2020, our portfolio totaled $1,067.3 million, which consisted of $931.2 million of first lien secured debt (including $126.5 million in PSSL), $25.6 million of second lien secured debt and $110.5 million of preferred and common equity (including $42.9 million in PSSL). Our debt portfolio consisted of 98% variable-rate investments. As of December 31, 2020, we had two portfolio companies on non-accrual, representing 2.3% and 1.9% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $7.1 million. Our overall portfolio consisted of 100 companies with an average investment size of $10.7 million, had a weighted average yield on debt investments of 7.5%, and was invested 87% in first lien secured debt (including 12% invested in PSSL), 3% in second lien secured debt and 10% in preferred and common equity (including 4% in PSSL). As of December 31, 2020, 97% of the investments held by PSSL were first lien secured debt.

As of September 30, 2020, our portfolio totaled $1,086.9 million, which consisted of $968.6 million of first lien secured debt (including $125.4 million in PSSL), $29.9 million of second lien secured debt and $88.4 million of preferred and common equity (including $39.9 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of September 30, 2020, we had three portfolio companies on non-accrual, representing 2.1% and 1.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $29.9 million. Our overall portfolio consisted of 102 companies with an average investment size of $10.7 million, had a weighted average yield on debt investments of 7.3%, and was invested 89% in first lien secured debt (including 12% in PSSL), 3% in second lien secured debt and 8% in preferred and common equity (including 4% in PSSL). As of September 30, 2020, 97% of the investments held by PSSL were first lien secured debt.

For the three months ended December 31, 2020, we invested $67.0 million in five new and 17 existing portfolio companies with a weighted average yield on debt investments of 7.6%. Sales and repayments of investments for the three months ended December 31, 2020 totaled $109.6 million.

For the three months ended December 31, 2019, we invested $239.4 million in 10 new and 31 existing portfolio companies with a weighted average yield on debt investments of 8.2%. Sales and repayments of investments for the three months ended December 31, 2019 totaled $143.7 million.

PennantPark Senior Secured Loan Fund I LLC

As of December 31, 2020, PSSL’s portfolio totaled $382.2 million, consisted of 42 companies with an average investment size of $9.1 million and had a weighted average yield on debt investments of 7.0%. As of September 30, 2020, PSSL’s portfolio totaled $393.0 million, consisted of 45 companies with an average investment size of $8.7 million and had a weighted average yield on debt investments of 6.8%.

For the three months ended December 31, 2020, PSSL invested $15.4 million (none of which was purchased from the Company) in zero new and five existing portfolio companies with a weighted average yield on debt investments of 7.8%. PSSL’s sales and repayments of investments for the three months ended December 31, 2020 totaled $30.6 million.

For the three months ended December 31, 2019, PSSL invested $69.1 million (of which $68.9 million was purchased from the Company) in eight new and one existing portfolio companies with a weighted average yield on debt investments of 7.5%. PSSL’s sales and repayments of investments for the three months ended December 31, 2019 totaled $66.4 million.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies and the global outbreak of COVID-19. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during the three months ended December 31, 2020 and 2019. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2031 Asset-Backed Debt.

For the three months ended December 31, 2020 and 2019, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of ($4.0) million and $1.4 million, respectively. As of December 31, 2020 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $14.8 million and $18.8 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital  gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any U.S. federal income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2020 and 2019.

Investment Income

Investment income for the three months ended December 31, 2020 was $20.7 million, which was attributable to $18.7 million from first lien secured debt and $2.0 million from other investments. This compares to investment income for the three months ended December 31, 2019 of $24.6 million, which was attributable to $22.4 million from first lien secured debt and $2.2 million from other investments. The decrease in investment income compared to the same period in the prior year was primarily due to a decrease in LIBOR.

Expenses

Expenses for the three months ended December 31, 2020 totaled $10.6 million. Base management fee for the same period totaled $2.7 million, incentive fee totaled $1.8 million, debt related interest and expenses totaled $5.3 million, general and administrative expenses totaled $0.7 million, and provision for taxes totaled $0.1 million. This compares to expenses for the three months ended December 31, 2019, which totaled $13.5 million. Base management fee for the same period totaled $2.8 million, incentive fee totaled $2.3 million, debt related interest and expenses totaled $7.3 million, general and administrative expenses totaled $1.0 million, and provision for taxes totaled $0.1 million. The decrease in expenses for the three months ended December 31, 2020 compared to the same period in the prior year was primarily due to a decrease in debt related interest and expenses.

Net Investment Income

Net investment income totaled $10.1 million, or $0.26 per share, for the three months ended December 31, 2020. Net investment income totaled $11.1 million, or $0.29 per share, for the three months ended December 31, 2019. The change in net investment income compared to the same period in the prior year was primarily due to lower investment income, partially offset by a reduction in expenses in the current period.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2020 totaled $109.6 million and net realized losses totaled $2.8 million. Sales and repayments of investments for the three months ended December 31, 2019 totaled $143.7 million and net realized gains totaled $1.0 million. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three months ended December 31, 2020, we reported net change in unrealized appreciation on investments of $22.8 million. For the three months ended December 31, 2019, we reported net change in unrealized depreciation on investments of $3.5 million. As of December 31, 2020 and September 30, 2020, our net unrealized depreciation on investments totaled $7.1 million and $29.9 million, respectively. The net change in unrealized appreciation on our investments compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC), as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

For the three months ended December 31, 2020 and 2019, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of ($4.0) million and $1.4 million, respectively. As of December 31, 2020 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $14.8 million and $18.8 million, respectively. The net change in net unrealized (appreciation) depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $26.1 million, or $0.67 per share, for the three months ended December 31, 2020. This compares to a net change in net assets resulting from operations of $10.0 million, or $0.26 per share, for the three months ended December 31, 2019. The increase in net assets from operations compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC), as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of December 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2020 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 179% and 168%, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2020 and 2019, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.3% and 4.5%, respectively. As of December 31, 2020 and September 30, 2020, we had $263.1 million and $211.4 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $520 million as of December 31, 2020, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of December 31, 2020 and September 30, 2020, Funding I borrowed $256.9 million and $308.6 million under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.2% and 2.2%, exclusive of the fee on undrawn commitments as of December 31, 2020 and September 30, 2020, respectively.

During the revolving period, the Credit Facility bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period, the rate sets to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points for the remaining two years, maturing in October 2023. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2020, we were in compliance with the covenants relating to the Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $117.8 million and $138.6 million was outstanding as of December 31, 2020 and September 30, 2020, respectively.

The 2023 Notes pay interest at a rate of 4.3% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes is payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 1.80%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.66%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.90%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.266%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.00%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.379%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.75% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.80%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both December 31, 2020 and September 30, 2020, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7%.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the three months ended December 31, 2020 and 2019, we did not issue any shares.

As of December 31, 2020 and September 30, 2020, we had cash and cash equivalents of $28.5 million and $57.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $55.5 million for the three months ended December 31, 2020, and our financing activities used cash of $83.5 million for the same period. Our operating activities provided cash primarily from our investment activities and our financing activities used cash primarily to pay down our Credit Facility and the 2023 Notes.

Our operating activities used cash of $66.1 million for the three months ended December 31, 2019 and our financing activities provided cash of $58.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from draws on our Credit Facility, partially offset by distributions paid to stockholders.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2020 and September 30, 2020, PSSL had total assets of $395.1 million and $406.4 million, respectively. As of December 31, 2020, PSSL had $184.1 million of unused borrowing capacity under the PSSL Credit Facility (as defined below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $11.4 million. As of September 30, 2020, PSSL had $107.5 million of unused borrowing capacity under the PSSL Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $11.1 million. As of December 31, 2020 and September 30, 2020, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $23.5 million and $25.3 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2020 and September 30, 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $126.5 million (additional $14.4 million unfunded) and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $54.2 million (additional $6.2 million unfunded) and $53.7 million (additional $6.6 million unfunded), respectively.

We and Kemper each appointed two members to PSSL’s four-person board of directors and investment committee. All material decisions with respect to PSSL, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors or investment committee. Quorum is defined as (i) the presence of two members of the board of directors or investment committee, provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors or investment committee, provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; or (iii) the presence of four members of the board of directors or investment committee, provided that two individuals are present that were elected, designated or appointed by each member.

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

Additionally, on December 23, 2020 PSSL issued a $50.0 million senior secured promissory note. The principal is payable upon the earlier of the closing date of the PennantPark CLO II, Ltd. transaction (See Note 12) and March 12, 2021. The senior secured promissory note bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 190 basis points. Proceeds from the senior secured promissory note were used to pay down the PSSL Credit Facility.

Below is a summary of PSSL’s portfolio at fair value:

	December 31, 2020	September 30, 2020
Total investments	$382,232,264	$392,986,090
Weighted average yield on debt investments	7.0%	6.8%
Number of portfolio companies in PSSL	42	45
Largest portfolio company investment	$21,766,222	$20,614,860
Total of five largest portfolio company investments	$90,626,739	$93,320,993

Below is a listing of PSSL’s individual investments as of December 31, 2020:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—757.3%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	7.00%		3M L+600		4,793,655	$4,736,311	$4,577,940
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%		3M L+500		7,650,680	7,577,451	7,421,160
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		13,322,745	13,190,035	13,322,745
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850		11,958,705	11,892,126	11,597,552
			(PIK 9.50%)
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		7,260,885	7,241,946	7,079,363
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%		1M L+675		9,557,889	9,496,515	9,032,205
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		182,403	180,193	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		450,110	450,111	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,814,025	8,742,832	8,725,885
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,384,345	7,355,651	7,310,502
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	6.75%		1M L+575		8,001,943	7,933,475	8,009,944
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.07%		3M L+500	A	$10,000,000	7,426,591	7,407,840
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,500,931	16,427,796	16,500,931
Good2Grow LLC	11/18/2024	Beverages	5.25%		3M L+425		9,499,183	9,433,068	9,499,183
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	7.00%		3M L+600		12,113,209	12,070,386	12,052,642
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737		9,265,185	9,197,418	9,357,837
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		8,562,480	8,562,480	8,476,856
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,600,000	19,400,356	19,257,000
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750		10,103,330	10,034,691	9,361,746
			(PIK 1.00%)
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		1M L+600		6,750,000	6,775,305	6,690,938
Marketplace Events, LLC - Super Priority First Lien Term Loan	09/30/2025	Media: Diversified and Production	6.25%		3M L+525		589,122	589,122	589,122
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	09/30/2025	Media: Diversified and Production	—		—		589,122	—	—
Marketplace Events LLC	09/30/2026	Media: Diversified and Production	0.00%	(5)	—		4,402,977	3,441,474	3,490,302
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		4,756,924	4,718,027	4,566,647
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,934,668	5,915,065	5,906,182
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.00%		1M L+500		14,625,000	14,537,498	13,381,876
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,783,419	7,804,076	7,199,663
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.23%		1M L+500		9,767,613	9,696,990	9,230,395
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,589,974	1,577,612	1,574,075
PlayPower, Inc.	05/8/2026	Leisure Products	5.74%		3M L+550		4,015,020	3,981,683	3,829,326
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		4,900,000	4,839,970	4,838,749
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,874,567	11,874,567	10,716,797
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	4.79%		3M L+450		11,147,500	11,067,083	10,813,075
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,518,583	4,518,583	4,473,397
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,197,791	6,137,232	6,154,407
STV Group Incorporated	12/11/2026	Construction and Building	5.40%		1M L+525		7,742,222	7,674,638	7,742,222
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		8,187,806	8,152,391	8,105,928
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		4,937,500	4,778,965	4,877,855
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575		8,548,701	8,534,306	8,548,701
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525		8,901,566	8,815,449	8,634,519
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%		1M L+550		9,722,209	9,722,209	9,795,126
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,910,465	6,803,278	6,910,465
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450		21,930,702	21,739,216	21,766,222
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,434,281	11,291,119	11,177,010
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	7.25%		3M L+625		15,492,125	15,348,482	15,492,125
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		5,118,990	5,067,986	5,118,988
Total First Lien Secured Debt								376,751,758	371,247,956
Second Lien Secured Debt—18.0%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	0.00%	(5)	—		987,450	964,305	124,419
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—		17,335	17,335	17,335
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%		—		8,672,665	8,672,665	8,672,665
			(PIK 9.00%)
Total Second Lien Secured Debt								9,654,305	8,814,419
Equity Securities—4.4%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco					1,317	1,713,106	—
DBI Holding, LLC, Series A-1	—	Business Services	13.00%		—		5,034	5,034,310	2,169,889
DBI Holding, LLC, Series B	—	Business Services	—		—		1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—		—		47	—	—
Total Equity Securities								6,983,937	2,169,889
Total Investments—779.7%								393,390,000	382,232,264
Cash and Cash Equivalents—23.3%
BlackRock Federal FD Institutional 30								4,739,098	4,739,098
US Bank Cash								6,586,206	6,668,928
Total Cash and Cash Equivalents								11,325,304	11,408,026
Total Investments and Cash Equivalents—803.0%								$404,715,304	$393,640,290
Liabilities in Excess of Other Assets—(703.0)%									(344,617,656)
Members' Equity—100.0%									$49,022,634

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) as denoted.
(5)	Non-income producing security.
(6)

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
			(PIK 9.50%)
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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or Canadian Dollars (C$) as denoted.
(5)	Non-income producing security.

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	December 31, 2020	September 30, 2020
Assets
Investments at fair value (cost—$393,390,000 and $408,251,402, respectively)	$382,232,264	$392,986,090
Cash and cash equivalents (cost—$11,325,304 and $11,115,373, respectively)	11,408,026	11,121,479
Interest receivable	1,371,822	2,235,595
Prepaid expenses and other assets	82,838	62,812
Total assets	395,094,950	406,405,976
Liabilities
Payable for investments purchased	9,935,844	—
PSSL Credit Facility payable	141,085,005	216,969,469
Notes payable to members	144,550,000	143,290,000
Promissory note	50,000,000	—
Interest payable on credit facility	468,325	490,858
Interest payable on members notes	33,142	32,719
Accrued other expenses	—	10,845
Total liabilities	346,072,316	360,793,891
Commitments and contingencies (1)	—	—
Members' equity	49,022,634	45,612,085
Total liabilities and members' equity	$395,094,950	$406,405,976

(1)	As of December 31, 2020 and September 30, 2020, PSSL had unfunded commitments to fund investments of $0.6 million and zero, respectively.

Statements of Operations
	Three Months Ended December 31,
	2020	2019
Investment income:
Interest	$6,747,939	$8,768,628
Other income	155,384	—
Total investment income	6,903,323	8,768,628
Expenses:
Interest and expenses on credit facility	1,416,006	3,606,085
Interest expense on members notes	3,054,519	3,430,557
Administrative services expenses	300,000	300,000
Other general and administrative expenses (1)	195,317	113,710
Total expenses	4,965,842	7,450,352
Net investment income	1,937,481	1,318,276
Realized and unrealized gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(791,279)	452,477
Net change in unrealized appreciation on:
Investments	4,184,101	1,078,789
Credit facility appreciation of foreign currency translation	(659,754)	(1,325,522)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	3,524,347	(246,733)
Net realized and unrealized gain from investments and credit facility foreign currency translations	2,733,068	205,744
Net increase in members' equity resulting from operations	$4,670,549	$1,524,020

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2020, including borrowings under our Credit Facility, 2023 Notes, 2031 Asset-Backed Debt and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$256.9	$—	$256.9	$—	$—
2023 Notes	117.8	20.8	97.0	—	—
2031 Asset-Backed Debt	228.0	—	—	—	228.0
Total debt outstanding (1)	$602.7	$20.8	$353.9	$—	$228.0
Unfunded commitments to PSSL	20.6	—	—	—	20.6
Unfunded investments (2)	93.0	8.7	40.5	37.6	6.2
Total contractual obligations	$716.3	$29.5	$394.4	$37.6	$254.8

(1)	The annualized weighted average cost of debt as of December 31, 2020, was 2.8% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2021, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Recent Developments

On January 27, 2021, PSSL, through its wholly-owned and consolidated subsidiary, PennantPark CLO II, Ltd., closed a three-year reinvestment period, eleven-year final maturity $300.7 million debt securitization in the form of a collateralized loan obligation consisting of the following classes of notes: Class A-1 Notes, Class A-1 Loans, Class A-2 Notes, Class B-1 Notes, Class B-2 Notes, Class C Notes, Class D Notes, Class E Notes and Subordinated Notes, or the Debt. PSSL will retain all of the Class E Notes and Subordinated Notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in January 2024 and the Debt is scheduled to mature in January 2032. The term debt securitization is expected to be approximately 95% funded at close. The proceeds from the Debt were used to repay a portion of the PSSL Credit Facility, as well as repay the $50.0 million senior secured promissory note issued by PSSL. Additionally, in conjunction with the closing of this transaction, PSSL’s $325.0 million senior secured revolving credit facility with Capital One, N.A. was terminated and replaced with a new $125.0 million senior secured revolving credit facility provided by Ally Bank. The Ally Bank credit facility has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 260 basis points, a LIBOR floor of 25 basis points, a maturity date of January 26, 2026 and a revolving period that ends on January 26, 2024.

Effective January 19, 2021, we reduced the size of the Credit Facility from $520 million to $400 million in order to reduce the cost of the unused facility fees.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

During both the three months ended December 31, 2020 and 2019, we declared distributions of $0.285 per share for total distributions of $11.1 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, our debt portfolio consisted of 98% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate (or an alternative risk-free floating interest rate index) and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(550)	$(0.01)
Up 1%	(1,914)	(0.05)
Up 2%	3,038	0.08
Up 3%	7,991	0.21
Up 4%	$12,944	$0.33

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed on November 18, 2020, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

We are partially dependent on our subsidiary, Funding I, for cash distributions to enable us to meet the distribution requirements in order to permit us to be subject to tax as a RIC. In this regard, Funding I is limited by its covenants from making certain distributions to us that may be necessary to fulfill our requirements to be subject to tax as a RIC. In such case, we would need to request a waiver of these covenants’ restrictions for Funding I to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that Funding I will be granted such a waiver, and if Funding I is unable to obtain a waiver, compliance with the covenants may cause us to incur a corporate-level income tax.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facility, 2023 Notes and the 2031 Asset-Backed Debt and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As noted above, on April 5, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved a reduction of our asset coverage ratio. As a result, as of April 5, 2019, the asset coverage requirement applicable to us for senior securities was reduced from 200% to 150%. As of such date, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 9, 2021	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2021	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)