Form 10-Q
period 2021-03-31
PennantPark Floating Rate Capital Ltd.
filed 2021-05-05
CIK 1504619

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 5, 2021 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% notes due 2026; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with Truist Bank (formerly SunTrust Bank) and other lenders, or the Lenders; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Loans due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	September 30, 2020
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$835,250,686 and $915,874,757, respectively)	$866,861,275	$910,552,309
Non-controlled, affiliated investments (cost—$26,156,024 and $21,964,181, respectively)	6,841,460	11,086,834
Controlled, affiliated investments (cost—$203,046,955 and $179,112,500, respectively)	195,434,406	165,289,324
Total of investments (cost—$1,064,453,665 and $1,116,951,438, respectively)	1,069,137,141	1,086,928,467
Cash and cash equivalents (cost—$66,572,341 and $57,534,421, respectively)	66,572,811	57,511,928
Interest receivable	2,818,433	3,673,502
Prepaid expenses and other assets	—	173,318
Total assets	1,138,528,385	1,148,287,215
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	50,469,362	3,800,000
Credit Facility payable, at fair value (cost—$146,900,000 and $308,598,500, respectively) (See Notes 5 and 10)	146,205,500	299,047,275
2023 Notes payable, at fair value (par—$117,792,879 and $138,579,858, respectively) (See Notes 5 and 10)	114,200,197	129,295,008
2026 Notes payable, net (par—$100,000,000) (See Notes 5 and 10)	96,856,485	—
2031 Asset-Backed Debt, net (par—$228,000,000) (See Notes 5 and 10)	225,181,755	224,866,334
Interest payable on debt	3,026,964	3,601,479
Base management fee payable (See Note 3)	2,633,715	2,776,477
Performance-based incentive fee payable (See Note 3)	1,302,025	2,071,622
Accrued other expenses	1,994,792	1,875,281
Total liabilities	645,554,142	671,016,823
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	538,151,528	538,151,528
Accumulated distributable net loss	(45,216,057)	(60,919,908)
Total net assets	$492,974,243	$477,270,392
Total liabilities and net assets	$1,138,528,385	$1,148,287,215
Net asset value per share	$12.71	$12.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Investment income:
From non-controlled, non-affiliated investments:
Interest	$13,724,538	$20,307,380	$29,025,969	$39,217,274
Other income	490,763	1,140,500	1,372,548	1,913,603
From non-controlled, affiliated investments:
Interest	183,438	233,772	279,900	459,125
Other income	102,263	—	122,570	—
From controlled, affiliated investments:
Interest	2,659,019	3,069,785	5,321,895	6,225,109
Dividend	2,275,000	1,575,000	3,850,000	3,150,000
Other income	—	—	195,630	—
Total investment income	19,435,021	26,326,437	40,168,512	50,965,111
Expenses:
Base management fee (See Note 3)	2,633,715	2,948,941	5,349,887	5,779,100
Performance-based incentive fee (See Note 3)	1,302,025	2,937,024	3,063,899	5,252,859
Interest and expenses on debt (See Note 10)	4,781,114	7,626,550	10,122,455	14,933,814
Administrative services expenses (See Note 3)	300,000	350,000	600,000	700,000
Other general and administrative expenses	400,000	616,077	800,000	1,232,153
Expenses before provision for taxes:	9,416,854	14,478,592	19,936,241	27,897,926
Provision for taxes	100,000	100,000	200,000	200,000
Total expenses	9,516,854	14,578,592	20,136,241	28,097,926
Net investment income	9,918,167	11,747,845	20,032,271	22,867,185
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	473,661	(1,599,285)	(1,234,038)	(586,972)
Non-controlled and controlled, affiliated investments	—	—	(1,052,048)	—
Net realized gain (loss) on investments	473,661	(1,599,285)	(2,286,086)	(586,972)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	12,150,548	(40,004,484)	34,687,828	(37,625,126)
Controlled and non-controlled, affiliated investments	(333,952)	(24,782,772)	(81,186)	(30,682,477)
Debt (appreciation) depreciation (See Notes 5 and 10)	(10,535,079)	33,537,647	(14,548,894)	34,899,235
Net change in unrealized appreciation (depreciation) on investments and debt	1,281,517	(31,249,609)	20,057,748	(33,408,368)
Net realized and unrealized gain (loss) from investments and debt	1,755,178	(32,848,894)	17,771,662	(33,995,340)
Net increase (decrease) in net assets resulting from operations	$11,673,345	$(21,101,049)	$37,803,933	$(11,128,155)
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.30	$(0.54)	$0.98	$(0.29)
Net investment income per common share	$0.26	$0.30	$0.52	$0.59

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations:
Net investment income	$9,918,167	$11,747,845	$20,032,271	$22,867,185
Net realized gain (loss) on investments	473,661	(1,599,285)	(2,286,086)	(586,972)
Net change in unrealized appreciation (depreciation) on investments	11,816,596	(64,787,256)	34,606,642	(68,307,603)
Net change in unrealized (appreciation) depreciation on debt	(10,535,079)	33,537,647	(14,548,894)	34,899,235
Net increase (decrease) in net assets resulting from operations	11,673,345	(21,101,049)	37,803,933	(11,128,155)
Distributions to stockholders	(11,050,041)	(11,050,041)	(22,100,082)	(22,100,082)
Net increase (decrease) in net assets	623,304	(32,151,090)	15,703,851	(33,228,237)
Net assets:
Beginning of period	492,350,939	501,980,364	477,270,392	503,057,511
End of period	$492,974,243	$469,829,274	$492,974,243	$469,829,274

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$37,803,933	$(11,128,155)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(34,606,642)	68,307,603
Net change in unrealized appreciation (depreciation) on debt	14,548,894	(34,899,235)
Net realized loss on investments	2,286,086	586,972
Net accretion of discount and amortization of premium	(1,355,492)	(887,519)
Purchases of investments	(227,201,031)	(406,983,072)
Payment-in-kind interest	(2,055,853)	(1,089,736)
Proceeds from dispositions of investments	281,669,989	243,107,247
Amortization of deferred financing costs	330,906	229,072
Decrease (increase) in interest receivable	855,069	(254,533)
Increase in receivable for investments sold	—	(6,052,454)
Decrease (increase) in prepaid expenses and other assets	173,318	(22,842)
Increase (decrease) in payable for investments purchased	46,669,362	(12,033,794)
(Decrease) increase in interest payable on debt	(574,515)	1,627,778
(Decrease) increase in base management fee payable	(142,763)	220,921
(Decrease) increase in performance-based incentive fee payable	(769,597)	404,820
Increase (decrease) in accrued other expenses	119,512	(82,519)
Net cash provided by (used in) operating activities	117,751,176	(158,949,446)
Cash flows from financing activities:
Distributions paid to stockholders	(22,100,082)	(22,100,082)
Repayment of 2023 Notes (See Notes 5 and 10)	(20,786,979)	—
Proceeds from 2026 Notes issuance (See Note 10)	96,841,000	—
Borrowings under Credit Facility (See Notes 5 and 10)	113,500,000	245,000,000
Repayments under Credit Facility (See Notes 5 and 10)	(275,198,500)	(97,000,000)
Net cash (used in) provided by financing activities	(107,744,561)	125,899,918
Net increase (decrease) in cash and cash equivalents	10,006,615	(33,049,528)
Effect of exchange rate changes on cash	(945,732)	(294,448)
Cash and cash equivalents, beginning of period	57,511,928	63,337,728
Cash and cash equivalents, end of period	$66,572,811	$29,993,752
Supplemental disclosure of cash flow information:
Interest paid	$10,366,064	$13,076,964
Taxes paid	$403,761	$501,633
Non-cash exchanges and conversions	$20,334,379	$8,025,882

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—175.8% (3), (4)
First Lien Secured Debt—154.0%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%	1M L+800	6,697,697	$6,590,489	$6,764,674
Altamira Technologies, LLC	07/24/2025	IT Services	8.00%	3M L+700	5,206,625	5,146,716	5,011,376
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	8.00%	3M L+700	575,000	575,000	553,437
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—	—	1,581,250	—	(59,297)
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%	3M L+475	6,829,816	6,776,332	6,624,922
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	8,950,175	8,845,668	8,860,673
American Teleconferencing Services, Ltd.	06/08/2023	Telecommunications	7.50%	3M L+650	9,642,556	9,553,435	7,521,194
Apex Service Partners, LLC	07/31/2025	Energy Equipment and Services	6.25%	1M L+525	7,110,037	7,047,848	7,110,037
Apex Service Partners, LLC Term Loan B	07/31/2025	Energy Equipment and Services	6.50%	1M L+550	1,253,880	1,245,348	1,253,880
Apex Service Partners, LLC Term Loan B (9)	07/31/2021	Energy Equipment and Services	—	—	612,116	—	—
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.36%	1M L+425	5,895,000	5,869,364	5,791,838
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%	3M L+575	4,987,500	4,880,541	4,912,688
Applied Technical Services, LLC (7), (9)	06/29/2022	Commercial Services & Supplies	—	—	3,181,818	—	(11,932)
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—	—	1,272,727	—	(19,091)
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%	3M L+550	6,433,162	6,385,809	6,433,162
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	3M L+625	28,373,444	28,266,763	28,373,444
By Light Professional IT Services, LLC (Revolver)	05/16/2022	High Tech Industries	7.25%	3M L+625	600,982	600,982	600,982
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2022	High Tech Industries	—	—	2,461,620	—	—
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%	3M L+850	2,961,464	2,941,151	2,869,658
			(PIK 9.50%)
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%	1M L+575	3,775,734	3,778,457	3,756,855
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.50%	3M L+450	1,606,777	1,601,705	1,574,641
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—	—	711,447	—	(32,015)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.75%	3M L+575	7,691,774	7,555,914	7,437,176
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.75%	3M L+575	983,962	983,962	951,393
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	421,698	—	(13,958)
Confluent Health, LLC	06/24/2026	Health Providers and Services	5.11%	1M L+500	3,930,000	3,896,502	3,920,175
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	9,445,616	9,292,410	9,445,616
Datalot Inc. (Revolver) (7), (9)	01/24/2025	Insurance	—	—	3,833,619	—	—
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	5.20%	1M L+500	6,580,487	6,494,335	6,437,888
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	6,579,004	6,534,437	6,513,213
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%	P+475	2,049,216	2,049,216	2,028,723
(Revolver)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	—	—	2,341,961	—	(23,420)
(Revolver) (9)
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	3,006,420	2,996,507	2,976,356
DRS Holdings III, Inc.	11/03/2025	Personal Products	6.75%	3M L+575	4,937,500	4,896,911	4,986,875
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	903,716	-	9,037
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.00%	3M L+800	13,289,079	13,237,939	13,089,743
			(PIK 3.50%)
ECL Entertainment, LLC	04/01/2028	Hotels, Restaurants and Leisure	8.25%	1M L+750	10,269,231	10,166,538	10,269,231
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	457,208	457,208	454,922
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—	—	457,208	—	(2,286)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%	1M L+500	15,821,875	15,821,875	15,584,547
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000,000	—	(75,000)
Education Networks of America, Inc.	05/06/2021	Telecommunications	10.00%	1M L+925	9,601,188	9,601,188	9,601,188
			(PIK 4.75%)
Education Networks of America, Inc. (Revolver)	05/06/2021	Telecommunications	10.00%	1M L+925	2,155,566	2,155,566	2,155,566
			(PIK 4.75%)
Education Networks of America, Inc. (Revolver) (9)	05/06/2021	Telecommunications	—	—	114,630	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%	3M L+675	7,189,139	7,176,280	6,703,872
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%	1M L+625	13,468,460	13,322,903	13,468,460
GCOM Software LLC (Revolver) (7)	11/14/2022	High Tech Industries	8.75%	1M L+550	533,333	533,333	533,333
GCOM Software LLC (Revolver) (7), (9)	11/14/2022	High Tech Industries	—	—	2,133,333	—	—
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%	3M L+600	12,500,000	12,312,694	12,468,750
Good2Grow LLC	11/18/2024	Beverages	5.25%	3M L+425	5,699,510	5,662,350	5,699,510
Good2Grow LLC (Revolver) (7), (9)	11/16/2023	Beverages	—	—	3,137,000	—	—
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.25%	3M L+425	3,491,250	3,407,862	3,403,969
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—	—	1,500,000	—	(37,500)
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	750,000	—	(18,750)
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	1,995,000	1,957,044	1,965,075
HW Holdco, LLC	12/10/2024	Media	5.50%	1M L+450	7,378,548	7,329,172	7,230,977
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,451,613	—	(29,032)
IMIA Holdings, Inc. (Revolver) (7), (9)	10/26/2025	Aerospace and Defense	—	—	1,968,504	—	—
Impact Group, LLC	06/27/2023	Wholesale	8.37%	1M L+737	12,535,274	12,494,988	12,660,627
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	9.25%	3M L+825	3,262,015	3,238,527	3,131,534
			(PIK 1.00%)
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	9.25%	3M L+825	532,168	532,168	510,881
			(PIK 1.00%)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.75%	3M L+475	22,043,450	21,924,500	22,043,450
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000,000	—	—
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	642,857	642,857	629,164
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	785,714	—	(16,736)
Kentucky Downs, LLC (7), (9)	03/07/2025	Hotels, Restaurants and Leisure	—	—	448,276	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	1M L+750	9,250,452	$9,212,166	$8,573,319
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.50%	1M L+750	1,648,477	1,648,477	1,527,808
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.50%	1M L+550	24,474,552	24,079,887	24,107,434
Lightspeed Buyer Inc. (7), (9)	08/03/2021	Healthcare Technology	—	—	1,891,068	—	(9,455)
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	6.50%	1M L+550	833,100	833,100	820,603
Lightspeed Buyer Inc. (Revolver) (7), (9)	02/03/2026	Healthcare Technology	—	—	1,666,199	—	(24,993)
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	9.25%	3M L+825	13,597,652	13,498,783	13,053,746
			(PIK 1.00%)
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	9.25%	3M L+825	1,241,726	1,241,726	1,192,057
			(PIK 1.00%)
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	3,980,000	3,793,462	3,900,400
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	27,890,629	27,605,528	27,263,091
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—	4,481,655	—	(100,837)
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	1M L+500	609,099	605,744	609,099
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2021	Capital Equipment	—	—	1,325,088	—	—
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	4,439,430	3,980,081	4,106,473
Ox Two, LLC	02/27/2023	Construction and Building	7.25%	1M L+625	6,678,546	6,678,546	6,678,546
Ox Two, LLC (Revolver) (7)	02/27/2023	Construction and Building	7.25%	1M L+625	108,444	108,444	108,444
Ox Two, LLC (Revolver) (7), (9)	02/27/2023	Construction and Building	—	—	447,111	—	—
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	647,333	643,946	640,860
PlayPower, Inc.	05/08/2026	Leisure Products	5.70%	1M L+550	5,339,361	5,296,909	5,265,944
PRA Events, Inc.	08/07/2025	Business Services	11.50%	1M L+1,050	2,981,396	2,547,378	2,631,082
			(PIK 11.50%)
Questex, LLC	09/09/2024	Media: Diversified and Production	6.75%	3M L+575	7,312,500	7,221,999	6,654,375
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.75%	3M L+575	877,660	877,660	798,670
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	319,149	—	(28,723)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	3,675,000	3,596,142	3,610,688
Rancho Health MSO, Inc. (7), (9)	12/18/2022	Healthcare Equipment and Supplies	—	—	1,050,000	—	(18,375)
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	525,000	—	(9,187)
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	6,500,000	6,374,503	6,370,000
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,295,775	—	(25,915)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.25%	3M L+625	6,617,483	6,585,016	6,485,133
Research Now Group, Inc. and Survey Sampling	12/20/2024	Business Services	6.50%	3M L+550	17,412,071	17,047,275	17,207,479
International LLC
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	5.50%	3M L+450	4,912,500	4,871,846	4,882,534
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	909,091	—	(5,545)
Riverside Assessments, LLC	03/10/2025	Professional Services	8.25%	3M L+725	16,291,343	16,038,721	15,598,961
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	8,128,508	8,000,403	7,579,834
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,292,683	—	(87,256)
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.50%	1M L+650	1,671,283	1,663,899	1,639,529
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	3,797,506	3,753,198	3,797,506
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	1,056,367	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	8.00%	1M L+700	13,438,829	13,324,420	12,363,722
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	8.00%	1M L+700	776,453	776,453	714,337
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	1,093,848	—	(87,508)
Sigma Defense Systems, LLC	12/18/2025	IT Services	9.75%	3M L+875	5,814,927	5,678,378	5,698,628
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	837,391	—	(16,748)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	7.50%	1M L+650	12,025,000	11,902,904	11,874,687
Signature Systems Holding Company (Revolver)	05/03/2024	Commercial Services & Supplies	7.50%	1M L+650	1,747,312	1,747,312	1,725,470
Signature Systems Holding Company - Term Loan II	12/31/2021	Commercial Services & Supplies	8.50%	1M L+750	698,925	688,479	690,188
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.40%	1M L+450	3,480,124	3,480,124	3,497,524
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	1,616,250	—	8,081
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	6.50%	3M L+550	100,000	100,000	99,500
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—	—	395,136	—	(1,976)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%	3M L+575	6,283,246	6,206,485	6,283,246
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Professional Services	6.50%	3M L+550	14,973,750	14,851,806	14,824,012
Spear Education, LLC (7), (9)	02/26/2022	Professional Services	—	—	6,875,000	—	(68,750)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	5,000,000	4,874,271	5,450,000
STV Group Incorporated	12/11/2026	Construction & Engineering	5.36%	1M L+525	6,257,023	6,201,448	5,975,457
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	5,536,343	5,426,878	5,447,649
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	7.00%	3M L+600	172,286	172,286	169,526
TAC LifePort Purchaser, LLC (Revolver) (7), (9)	03/01/2026	Aerospace and Defense	—	—	1,130,040	—	(18,104)
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	6,320,944	6,264,666	6,257,734
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%	1M L+525	19,531,731	19,091,793	19,478,019
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.50%	3M L+550	9,226,875	9,095,330	9,134,606
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	25,141,986	24,949,588	25,141,986
The Original Cakerie, Co. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	6.00%	2M L+500	1,773,641	1,764,819	1,773,641
The Original Cakerie Ltd. (5), (10)	07/20/2022	Consumer Goods: Non-Durable	5.50%	2M L+450	5,348,582	5,331,121	5,348,582
The Original Cakerie Ltd. (Revolver) (5), (9), (10)	07/20/2022	Consumer Goods: Non-Durable	—	—	1,418,484	—	—
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.25%	3M L+525	4,937,500	4,897,412	4,789,375
TVC Enterprises, LLC	03/26/2026	Professional Services	6.75%	1M L+575	30,112,380	29,675,934	29,811,256
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Professional Services	—	—	1,303,813	-	(13,038)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636,062	6,510,393	6,636,062
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,627,857	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.25%	1M L+525	11,695,801	11,577,453	11,695,801
Tyto Athene, LLC (Revolver) (7), (9)	08/27/2024	Aerospace and Defense	—	—	6,818,182	—	—
Tyto Athene, LLC (New Issue)	04/01/2028	Aerospace and Defense	6.25%	1M L+550	28,596,591	28,157,315	28,157,319
Tyto Athene, LLC (New Issue) (Revolver) (7), (9)	04/01/2026	Aerospace and Defense	—	—	1,039,799	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	3M L+450	13,955,379	$13,877,035	$13,817,815
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	5.50%	3M L+450	880,000	880,000	869,000
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	2,053,333	—	(25,667)
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	6.00%	3M L+500	4,937,500	4,872,178	4,875,781
US Med Acquisition, Inc.	08/13/2021	Healthcare and Pharmaceuticals	8.50%	1M L+750	2,949,219	2,949,219	2,949,219
Virgin Pulse, Inc.	04/01/2028	Healthcare Providers and Services	4.75%	3M L+400	5,000,000	4,950,000	4,962,500
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,321,451	14,094,138	13,748,593
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	30,000,000	29,250,293	29,250,000
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	4,045,310	4,011,580	4,085,764
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.25%	3M L+525	3,072,572	3,029,453	3,050,163
Wildcat Buyerco, Inc. (7), (9)	02/27/2022	Electronic Equipment, Instruments, and Components	—	—	2,491,176	—	3,114
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	533,824	—	(8,383)
Total First Lien Secured Debt						765,246,597	759,197,207
Second Lien Secured Debt—6.1%
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	9.00%	—	12,129,344	12,129,344	12,129,344
			(PIK 9.00%)
DBI Holding, LLC - 1.5 Lien Term Loan (7)	05/01/2023	Business Services	14.00%	—	2,189,596	2,189,596	2,189,596
			(PIK 14.00%)
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%	3M L+825	9,738,580	9,663,166	9,738,580
Inventus Power, Inc.	09/29/2024	Electronic Equipment, Instruments, and Components	9.50%	3M L+850	3,000,000	2,940,110	2,940,000
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	15.00%	—	804,373	804,373	804,373
			(PIK 15.00%)
PT Network, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	2,218,850	2,205,478	2,218,850
			(PIK 12.30%)
QuantiTech LLC	02/04/27	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,120	147,000
Total Second Lien Secured Debt						30,079,187	30,167,743
Preferred Equity— 2.2% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	—
(PT Network, LLC) (7), (8)
DBI Holding, LLC, Series A-1 (8)	—	Business Services	14.00%	—	7,041	7,040,844	6,352,528
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960,000	1,062,033
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		Aerospace and Defense	—	—	733	733,049	848,358
PT Network Intermediate Holdings, LLC (7)	—	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	33	429,000	512,488
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323,421	1,440,924
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409,011	465,831
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	—
Total Preferred Equity						12,380,190	10,682,162
Common Equity/Warrants— 13.6% (6)
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	244,998	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805,164	1,107,840
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	916,082
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,172,391	11,788,322
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	7,401	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	272,538
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	64,262	696,296	1,012,070
(SFP Holding, Inc.) (7)
DBI Holding, LLC, Series B (8)	—	Business Services	—	—	1,489,508	330,791	—
DecoPac Holdings Inc. (7)	—	Beverage, Food and Tobacco	—	—	1,633	1,632,744	2,048,637
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	502,435	502,435	516,972
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8), (9)	—	IT Services	—	—	502,435	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	295,982	772,638
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	206,899
Faraday Holdings, LLC (7)	—	Construction and Building	—	—	1,141	58,044	390,247
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	1,431,530
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	1,760,670	2,788,836
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	437	437,371	317,617
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—	—	391,144	—	741,470
GCOM InvestCo LP (7), (8)	—	High Tech Industries	—	—	1,722,632	1,596,634	3,570,631
GCOM InvestCo LP (7), (8), (9)	—	High Tech Industries	—	—	277,368	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	415,585
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450,000	494,750
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,519,888
(Integrative Nutrition, LLC) (7), (8)
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,040	504,000	534,838
ITC Rumba, LLC (Cano Health, LLC)	—	Healthcare and Pharmaceuticals	—	—	46,763	431,039	9,082,822
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,609,637
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	1,381,741	12,135,981
(Walker Edison Furniture Company LLC) (7), (8)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)		Hotels, Restaurants and Leisure	—	—	87,345	—	369,331
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—		—	585,587	$585,587	$721,685
MeritDirect Holdings, LP (7), (8)	—	Media	—		—	960	—	—
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—		—	3,988	1,287,502	1,395,413
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—		—	1,494	1,493,506	1,544,031
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	Aerospace and Defense	—		—	14,960	14,960	116,284
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—		—	173,638	1,736,381	1,689,101
PT Network Intermediate Holdings, LLC (7)		Healthcare and Pharmaceuticals				25	293,560	1,399,560
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—		—	700	65,957	424,767
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—		—	967	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—		—	40	24,000	24,000
RFMG Parent, LP (7)	—	Healthcare Equipment and Supplies	—		—	1,050,000	1,050,000	1,050,000
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—		—	64,634	646,341	277,009
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—		—	70	69,654	—
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	500,000	583,200
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	—	1,649,908
Class B (US Dominion, Inc.) (7)
TAC LifePort Holdings, LLC	—	Aerospace and Defense	—		—	488,372	488,372	489,119
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	21,527	21,527	183,409
UniTek Global Services, Inc. (7)	—	Telecommunications	—		—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—		—	23,889	—	—
WBB Equity, LLC (7), (8)	—	Aerospace and Defense	—		—	142,857	142,857	890,000
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	2,240	223,997	331,516
Total Common Equity/Warrants							27,544,712	66,814,163
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							835,250,686	866,861,275
Investments in Non-Controlled, Affiliated Portfolio Companies—1.4% (3), (4)
First Lien Secured Debt—1.4%
Country Fresh Holdings, LLC - DIP Facility (7)	06/16/2021	Beverage, Food and Tobacco	17.00%		—	2,126,624	2,126,624	2,126,624
Country Fresh Holdings, LLC - DIP Facility (7), (9)	06/16/2021	Beverage, Food and Tobacco	—		—	347,401	—	—
Country Fresh Holdings, LLC - Super Senior Term Loan (7)	06/01/2022	Beverage, Food and Tobacco	0.00%	(6)	—	3,316,059	3,285,322	3,316,059
Country Fresh Holdings, LLC (7)	05/01/2023	Beverage, Food and Tobacco	0.00%	(6)	—	1,544,161	1,520,356	503,397
Country Fresh Holdings, LLC (Revolver) (7)	05/01/2023	Beverage, Food and Tobacco	0.00%	(6)	—	2,746,564	2,746,564	895,380
Total First Lien Secured Debt							9,678,866	6,841,460
Second Lien Secured Debt—0.0%
Country Fresh Holdings, LLC (7)	04/29/2024	Beverage, Food and Tobacco	0.00%	(6)	—	6,183,227	6,023,808	—
Total Second Lien Secured Debt							6,023,808	—
Common Equity/Warrants—0.0% (6)
Country Fresh Holding Company Inc. (7)	—	Beverage, Food and Tobacco	—		—	8,034	10,453,350	—
Total Common Equity/Warrants							10,453,350	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies							26,156,024	6,841,460
Investments in Controlled, Affiliated Portfolio Companies—39.6% (3), (4)
First Lien Secured Debt—30.4%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	3,312,579	3,312,579	3,312,579
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—		—	3,260,502	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	0.00%	(6)	—	24,757,541	19,046,876	20,135,240
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.20%		3M L+800	126,481,250	126,481,250	126,481,250
Total First Lien Secured Debt							148,840,705	149,929,069
Equity Interests—9.2%
New MPE Holdings, LLC (Marketplace Events, LLC) (7)	—	Media: Diversified and Production	—		—	349	—	—
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	54,206	54,206,250	45,505,337
Total Equity Interests							54,206,250	45,505,337
Total Investments in Controlled, Affiliated Portfolio Companies							203,046,955	195,434,406
Total Investments—216.9%							1,064,453,665	1,069,137,141
Cash and Cash Equivalents—13.5%
BlackRock Federal FD Institutional 30							7,157,000	7,157,000
BNY Mellon Cash							59,415,341	59,415,811
Total Cash and Cash Equivalents							66,572,341	66,572,811
Total Investments and Cash Equivalents—230.4%							$1,131,026,006	$1,135,709,952
Liabilities in Excess of Other Assets—(130.4)%								(642,735,709)
Net Assets—100.0%								$492,974,243

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2021, qualifying assets represent 81% of our total assets and non-qualifying assets represent 19% of our total assets.

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

MARCH 31, 2021

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate both current income and capital appreciation while seeking to preserve capital. We seek to achieve our investment objectives by investing primarily in loans bearing variable rates of interest, or Floating Rate Loans, and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Interest on Floating Rate Loans is determined periodically, on the basis of a floating base lending rate such as LIBOR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our net assets plus any borrowings for investment purposes, or our Managed Assets, will be invested in Floating Rate Loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt, subordinated debt, and, to a lesser extent, equity investments.

We have entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $400 million (reduced from $520 million on January 19, 2021) at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

In March 2021, we issued $100.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

MARCH 31, 2021

(Unaudited)

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2021, we had two portfolio companies on non-accrual, representing 3.1% and 2.3% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2020, we had three portfolio companies on non-accrual, representing 2.1% and 1.8% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three and six months ended March 31, 2021 and 2020, we recorded a provision for taxes of $0.1 million and $0.2 million, respectively, pertaining to U.S. federal excise tax.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

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

(g) Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and the Consolidated Schedules of Investments as investments. The creditors of Funding I have received a security interest in all of its assets and such assets are not intended to be available to the creditors of PennantPark Floating Rate Capital, Ltd. or any of its affiliates.

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2021, the Investment Adviser earned a base management fee of $2.6 million and $5.3 million, respectively, from us. For the three and six months ended March 31, 2020, the Investment Adviser earned a base management fee of $2.9 million and $5.8 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2021, the Investment Adviser earned $1.3 million and $3.1 million, respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2020, the Investment Adviser earned $2.9 million and $5.3 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both the three and six months ended March 31, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for both the three and six months ended March 31, 2021 and 2020 was zero, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2021, we reimbursed the Investment Adviser approximately $0.5 million and $0.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2020, we reimbursed the Investment Adviser approximately $0.7 million and $1.0 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and six months ended March 31, 2021. During both the three and six months ended March 31, 2020, the Company sold $15.0 million in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for both periods amounted to $1.0 million.

For both the three and six months ended March 31, 2021, we sold $125.2 million in investments to PSSL at fair value and recognized $0.3 million of net realized gains. For the three and six months ended March 31, 2020, we sold $17.8 million and $86.7 million in investments, respectively, to PSSL at fair value and recognized net realized gains of less than $0.1 million and $0.5 million, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2021 totaled $160.8 million and $229.3 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $167.8 million and $408.1 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2021 totaled $172.1 million and $281.7 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $99.4 million and $243.1 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

Investments and cash and cash equivalents consisted of the following:

	March 31, 2021		September 30, 2020
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$797,284,918	$789,486,486	$861,283,212	$843,236,998
First lien in PSSL	126,481,250	126,481,250	125,378,750	125,378,750
Second lien	36,102,995	30,167,743	31,627,520	29,911,030
Equity	50,378,252	77,496,325	44,928,206	48,491,115
Equity in PSSL	54,206,250	45,505,337	53,733,750	39,910,574
Total investments	$1,064,453,665	$1,069,137,141	$1,116,951,438	$1,086,928,467
Cash and cash equivalents	66,572,341	66,572,811	57,534,421	57,511,928
Total investments and cash and cash equivalents	$1,131,026,006	$1,135,709,952	$1,174,485,859	$1,144,440,395

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2021 (1)	September 30, 2020 (1)
High Tech Industries	7%	6%
Professional Services	7	8
IT Services	6	1
Wholesale	6	2
Capital Equipment	5	5
Commercial Services & Supplies	5	2
Media	5	5
Aerospace and Defense	4	5
Business Services	4	5
Diversified Financial Services	4	1
Media: Diversified and Production	4	3
Beverage, Food and Tobacco	3	3
Consumer Services	3	2
Healthcare Technology	3	4
Hotels, Restaurants and Leisure	3	2
Media: Broadcasting and Subscription	3	2
Banking, Finance, Insurance & Real Estate	2	2
Diversified Consumer Services	2	1
Electronic Equipment, Instruments, and Components	2	3
Healthcare and Pharmaceuticals	2	4
Healthcare Providers and Services	2	1
Insurance	2	2
Media: Advertising, Printing and Publishing	2	2
Telecommunications	2	2
Building Products	1	2
Chemicals, Plastics and Rubber	1	2
Construction & Engineering	1	1
Construction and Building	1	4
Consumer Goods: Durable	1	3
Consumer Goods: Non-Durable	1	2
Healthcare Equipment and Supplies	1	1
Hotel, Gaming and Leisure	1	4
Leisure Products	1	1
Personal Products	1	1
Transportation: Consumer	1	1
All Other	1	5
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2021 and September 30, 2020, PSSL had total assets of $532.2 million and $406.4 million, respectively. As of March 31, 2021, PSSL had $36.0 million of unused borrowing capacity under the PSSL Credit Facility (as defined point below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $43.7 million. As of September 30, 2020, PSSL had $107.5 million of unused borrowing capacity under the PSSL Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $11.1 million. As of March 31, 2021 and September 30, 2020, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $23.5 million and $25.3 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2021 and September 30, 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $126.5 million (additional $14.4 million unfunded) and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $54.2 million (additional $6.2 million unfunded) and $53.7 million (additional $6.6 million unfunded), respectively.

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

PSSL has entered into a $125.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points, or the PSSL Credit Facility, with Ally Bank through a wholly-owned subsidiary, subject to leverage and borrowing base restrictions.

In January 2021, PSSL completed a $300.7 million debt securitization in the form of a collateralized loan obligation, or the “2032 Asset-Backed Debt”. The 2032 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO II, Ltd., a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2032 Asset-Backed Debt is scheduled to mature in January 2032. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO II, Ltd. of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO II, Ltd. transferred to PSSL 100% of the Preferred Shares of PennantPark CLO II, Ltd. and 100% of the Class E Notes issued by PennantPark CLO II, Ltd.

Below is a summary of PSSL’s portfolio at fair value:

	March 31, 2021	September 30, 2020
Total investments	$485,117,492	$392,986,090
Weighted average yield on debt investments	7.2%	6.8%
Number of portfolio companies in PSSL	64	45
Largest portfolio company investment	$21,747,486	$20,614,860
Total of five largest portfolio company investments	$88,027,443	$93,320,993

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

Below is a listing of PSSL’s individual investments as of March 31, 2021:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—907.4%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.00%		3M L+700		5,675,031	$5,506,409	$5,462,217
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%		3M L+475		7,093,665	6,946,622	6,880,855
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550		5,750,000	5,669,071	5,692,500
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525		1,028,431	1,028,431	1,028,431
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550		2,232,458	2,232,458	2,232,458
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575		4,534,091	4,435,119	4,466,080
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%		3M L+550		5,116,838	5,093,710	5,116,838
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		13,225,375	13,205,260	13,225,375
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850		12,117,407	12,059,250	11,741,768
			(PIK 9.50%)
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		7,235,516	7,203,969	7,199,339
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%		3M L+450		5,647,742	5,539,609	5,534,787
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%		1M L+675		9,516,938	9,460,520	9,088,675
			(PIK 1.00%)
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	0.00%	(5)	—		182,403	180,417	59,463
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	0.00%	(5)	—		450,110	450,111	146,736
Datalot Inc.	01/24/2025	IT Services	6.25%		3M L+525		5,735,516	5,735,516	5,735,516
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.20%		1M L+500		3,244,513	3,116,172	3,174,204
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,791,367	8,719,166	8,703,453
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,365,508	7,299,919	7,291,852
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	6.75%		1M L+575		7,981,736	7,961,854	8,061,553
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%		3M L+800		5,750,000	5,554,582	5,663,750
			(PIK 3.50%)
ECL Entertainment, LLC	04/01/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750		2,653,846	2,627,308	2,653,846
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%		1M L+450		4,994,355	4,994,355	4,969,383
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.07%		3M L+500	A	$10,000,000	7,393,107	7,311,840
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.30%		1M L+611		4,769,595	4,726,098	4,733,824
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,355,634	16,349,515	16,355,634
Good2Grow LLC	11/18/2024	Beverages	5.25%		3M L+425		9,499,183	9,480,078	9,499,183
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.25%		3M L+525		2,493,750	2,433,228	2,431,406
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600		1,995,000	1,956,503	1,965,075
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	7.00%		3M L+600		12,082,850	12,030,983	12,082,850
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737		9,190,185	9,228,510	9,282,087
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		8,537,355	8,485,632	8,537,355
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,550,000	19,246,779	19,133,584
Kentucky Downs, LLC	03/07/25	Hotels, Restaurants and Leisure	10.00%		1M L+900		5,528,183	5,460,714	5,873,695
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750		10,229,622	10,166,770	9,480,813
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.50%		1M L+550		5,735,516	5,624,157	5,649,484
Marketplace Events, LLC - Super Priority First Lien Term Loan	09/30/2025	Media: Diversified and Production	6.25%		3M L+525		598,532	598,532	598,532
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	09/30/2025	Media: Diversified and Production	—		—		589,122	—	—
Marketplace Events LLC	09/30/2026	Media: Diversified and Production	0.00%	(5)	—		4,473,302	3,441,474	3,638,124
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		5,677,285	5,535,512	5,549,546
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,919,606	5,901,714	5,919,606
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550		14,587,500	14,506,823	12,982,875
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,783,419	7,780,546	7,199,662
Ox Two, LLC	02/27/2023	Construction Materials	7.25%		1M L+625		5,720,680	5,720,680	5,720,680
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.23%		1M L+500		9,752,907	9,556,261	9,248,975
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,585,918	1,571,787	1,570,059
PlayPower, Inc.	05/8/2026	Leisure Products	5.74%		3M L+550		4,004,520	3,906,458	3,949,458
Recteq, LLC	01/29/2026	Leisure Products	7.00%		3M L+600		5,000,000	4,903,516	4,900,000
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%		3M L+550		5,735,180	5,728,272	5,667,792
Sales Benchmark Index LLC	01/3/2025	Professional Services	7.75%		3M L+600		5,735,516	5,639,881	5,348,369
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		5,705,995	5,638,785	5,705,995
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,869,257	11,862,413	10,919,716
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.42%		3M L+450		11,119,063	10,982,271	11,174,658
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,475,195	4,447,964	4,452,819
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,181,277	6,133,171	6,181,277
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.06%		3M L+900		4,400,000	4,528,969	4,796,000
STV Group Incorporated	12/11/2026	Construction and Building	5.36%		1M L+525		7,643,027	7,618,395	7,299,091
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%		3M L+600		5,000,000	4,902,105	4,919,898
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		7,977,748	7,916,462	7,897,970
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		5,735,443	5,652,325	5,719,671
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.50%		3M L+550		5,735,625	5,652,172	5,678,269
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575		9,331,350	9,323,057	9,331,350
The Original Cakerie, Co.	07/20/22	Food Products	6.00%		2M L+500		5,735,219	5,709,621	5,735,219
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525		8,879,066	8,680,367	8,612,694
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.75%		1M L+575		8,601,287	8,643,688	8,515,274
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,636,062	6,594,117	6,636,062
Tyto Athene, LLC	08/27/2024	IT Services	6.25%		1M L+525		5,750,000	5,750,000	5,750,000
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450		21,911,825	21,750,856	21,747,486
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,405,118	11,189,157	11,262,554
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		5,049,742	5,026,778	5,100,240
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.25%		3M L+525		5,735,516	5,680,359	5,706,837
Total First Lien Secured Debt								476,076,390	471,902,667

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Second Lien Secured Debt—16.7%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	0.00%	(5)	—	1,013,316	$977,408	$—
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—	8,672,665	8,672,664	8,672,665
			(PIK 9.00%)
Total Second Lien Secured Debt							9,650,072	8,672,665
Equity Securities—8.7%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				5,034	5,034,310	4,542,160
DBI Holding, LLC, Series A-1	—	Business Services	13.00%		—	1,317	1,713,106	—
DBI Holding, LLC, Series B	—	Business Services	—		—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—		—	47	—	—
Total Equity Securities							6,983,937	4,542,160
Total Investments—932.2.8%							492,710,399	485,117,492
Cash and Cash Equivalents—84.1%
BlackRock Federal FD Institutional 30							17,622,205	17,622,205
US Bank Cash							26,110,389	26,108,972
Total Cash and Cash Equivalents							43,732,594	43,731,177
Total Investments and Cash Equivalents—1,016.9%							$536,442,993	$528,848,669
Liabilities in Excess of Other Assets—(916.9)%								(476,842,569)
Members' Equity—100.0%								$52,006,100

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

MARCH 31, 2021

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	March 31, 2021	September 30, 2020
	(Unaudited)
Assets
Investments at fair value (cost—$492,710,399 and $408,251,402, respectively)	$485,117,492	$392,986,090
Cash and cash equivalents (cost—$43,732,593 and $11,115,373, respectively)	43,731,177	11,121,479
Interest receivable	1,897,994	2,235,595
Prepaid expenses and other assets	1,424,936	62,812
Total assets	532,171,599	406,405,976
Liabilities
Payable for investments purchased	2,627,308	—
PSSL Credit Facility payable	89,000,000	—
Capital One, N.A. credit facility payable	—	216,969,469
2032 Asset-Backed Debt, net (par—$246,000,000)	242,452,861	—
Notes payable to members	144,550,000	143,290,000
Interest payable on PSSL Credit Facility	1,444,561	490,858
Interest payable on notes to members	32,935	32,719
Accrued other expenses	57,834	10,845
Total liabilities	480,165,499	360,793,891
Commitments and contingencies (1)	—	—
Members' equity	52,006,100	45,612,085
Total liabilities and members' equity	$532,171,599	$406,405,976

(1)	As of March 31, 2021 and September 30, 2020, PSSL had unfunded commitments to fund investments of $0.6 million and zero, respectively.

Statements of Operations
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Investment income:
Interest	$8,305,134	$8,623,991	$15,053,073	$17,399,249
Other income	95,942	2,994	251,326	(3,637)
Total investment income	8,401,076	8,626,985	15,304,399	17,395,612
Expenses:
Interest and expenses on PSSL Credit Facility and 2032 Asset-Backed Debt	2,402,766	3,341,355	3,818,773	6,746,751
Interest expense on notes to members	3,086,113	3,508,325	6,140,631	7,139,570
Administrative services expenses	300,000	300,000	600,000	600,000
Other general and administrative expenses (1)	195,317	113,650	390,634	227,360
Total expenses	5,984,196	7,263,330	10,950,038	14,713,681
Net investment income	2,416,880	1,363,655	4,354,361	2,681,931
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(484,275)	(34,117)	(1,275,553)	418,361
Net change in unrealized appreciation (depreciation) on:
Investments	3,480,140	(20,835,443)	7,664,241	(19,756,654)
Credit facility foreign currency translation	170,720	4,013,416	(489,034)	2,687,894
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translation	3,650,860	(16,822,027)	7,175,207	(17,068,760)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translation	3,166,585	(16,856,144)	5,899,654	(16,650,399)
Net increase (decrease) in members' equity resulting from operations	$5,583,465	$(15,492,489)	$10,254,015	$(13,968,468)

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2026 Notes, our 2031 Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2023 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows:

Asset Category	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$174,383,745	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	734,062,798	Market Comparable	Market Yield	5.3% – 15.0% (7.8)
Second lien	29,363,370	Market Comparable	Market Yield	9.3% – 14.0% (10.2)
First lien	7,521,194	Enterprise Market Value	EBITDA multiple	5.0x
Second lien	804,373	Enterprise Market Value	EBITDA multiple	5.9x
Equity	68,413,502	Enterprise Market Value	EBITDA multiple	4.0x – 17.9x (11.1x)
Equity	9,082,822	Enterprise Market Value	DLOM	5.7%
Total Level 3 investments	$1,023,631,804
Long-Term Credit Facility	$146,205,500	Market Comparable	Market Yield	2.3%

Asset Category	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$114,844,301	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	848,114,233	Market Comparable	Market Yield	5.4% – 19.5% (8.4%)
Second lien	23,017,187	Market Comparable	Market Yield	9.3% – 11.0% (9.5%)
First lien	5,657,214	Enterprise Market Value	EBITDA multiple	0.3x
Second lien	6,893,843	Enterprise Market Value	EBITDA multiple	0.3x – 8.5x (2.0x)
Equity	48,491,115	Enterprise Market Value	EBITDA multiple	0.3x – 15.2x (10.4x)
Total Level 3 investments	$1,047,017,893
Long-Term Credit Facility	$299,047,275	Market Comparable	Market Yield	3.4%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, 2026 Notes and the 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy:

	Fair Value at March 31, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$915,967,736	$—	$—	$915,967,736	$—
Second lien	30,167,743	—	—	30,167,743	—
Equity	123,001,662	—	—	77,496,325	45,505,337
Total investments	1,069,137,141	—	—	1,023,631,804	45,505,337
Cash and cash equivalents	66,572,811	66,572,811	—	—	—
Total investments and cash and cash equivalents	$1,135,709,952	$66,572,811	$—	$1,023,631,804	$45,505,337
Long-Term Credit Facility	$146,205,500	$—	$—	$146,205,500	$—
2023 Notes	114,200,197	114,200,197	—	—	—
2026 Notes (2)	96,856,485	—	96,856,485	—	—
2031 Asset-Backed Debt (2)	225,181,755	—	—	225,181,755	—
Total debt	$582,443,937	$114,200,197	$96,856,485	$371,387,255	$—

(1)

In accordance with ASC 820, our equity investment in PSSL is valued using the net asset value per share (or its equivalent) as a practical expedient for fair value and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the 2026 Notes or the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value. As of March 31, 2021, the carrying value of the 2026 Notes approximates the fair value. As of March 31, 2021 and September 30, 2020, the carrying value of the 2031 Asset-Backed Debt approximates the fair value.

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

(1)

In accordance with ASC 820, our equity investment in PSSL is valued using the net asset value per share (or its equivalent) as a practical expedient for fair value and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2021
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$968,615,748	$78,402,145	$1,047,017,893
Net realized loss	(413,201)	(1,026,969)	(1,440,170)
Net change in unrealized appreciation	10,247,782	19,336,402	29,584,184
Purchases, PIK interest, net discount accretion and non-cash exchanges	217,674,191	12,465,695	230,139,886
Sales, repayments and non-cash exchanges	(280,156,784)	(1,513,205)	(281,669,989)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$915,967,736	$107,664,068	$1,023,631,804
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$8,579,035	$19,402,235	$27,981,270

	Six Months Ended March 31, 2020
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$944,900,800	$86,836,779	$1,031,737,579
Net realized (loss) gain	(619,987)	35,322	(584,665)
Net change in unrealized depreciation	(33,637,179)	(19,007,976)	(52,645,155)
Purchases, PIK interest, net discount accretion and non-cash exchanges	402,181,468	6,255,958	408,437,426
Sales, repayments and non-cash exchanges	(240,787,598)	(2,319,649)	(243,107,247)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,072,037,504	$71,800,434	$1,143,837,938
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(36,700,242)	$(18,960,794)	$(55,661,036)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Long-Term Credit Facility	2021	2020
Beginning Balance (cost – $308,598,500 and $265,307,500, respectively)	$299,047,275	$263,988,583
Net change in unrealized appreciation (depreciation) included in earnings	8,856,725	(11,396,091)
Borrowings	113,500,000	245,000,000
Repayments	(275,198,500)	(97,000,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $146,900,000 and $352,307,500, respectively)	$146,205,500	$400,592,492

As of March 31, 2021, we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three and six months ended March 31, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three and six months ended March 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $10.5 million and $14.5 million, respectively. For the three and six months ended March 31, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $33.5 million and $34.9 million, respectively. As of March 31, 2021 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.3 million and $18.8 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2021 were as follows:

Name of Investment	Fair value at September 30, 2020	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2021	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$11,086,834	$4,191,843	$—	$(8,437,217)	$6,841,460	$279,900	$122,570	$—
Total Non-Controlled Affiliates	$11,086,834	$4,191,843	$—	$(8,437,217)	$6,841,460	$279,900	$122,570	$—
Controlled Affiliates
Marketplace Events, LLC (1)	$16,155,762	$5,110,337	$(1,052,048)	$3,233,768	$23,447,819	$77,892	$195,630	$(1,052,048)
PennantPark Senior Secured
Loan Fund I LLC *	165,289,324	1,575,000	—	5,122,263	171,986,587	5,244,003	3,850,000	—
Total Controlled Affiliates	$181,445,086	$6,685,337	$(1,052,048)	$8,356,031	$195,434,406	$5,321,895	$4,045,630	$(1,052,048)
Total Controlled and Non-Controlled Affiliates	$192,531,920	$10,877,180	$(1,052,048)	$(81,186)	$202,275,866	$5,601,795	$4,168,200	$(1,052,048)

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

(1)	Marketplace Events, LLC became a controlled affiliate during the quarter ended December 31, 2020.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator for net increase (decrease) in net assets resulting from operations	$11,673,345	$(21,101,049)	$37,803,933	$(11,128,155)
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074	38,772,074	38,772,074
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.30	$(0.54)	$0.98	$(0.29)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2021 and September 30, 2020, cash and cash equivalents consisted of money market funds in the amounts of $66.6 million and $57.5 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$12.31	$12.97
Net investment income (1)	0.52	0.59
Net change in realized and unrealized gain (loss) (1)	0.46	(0.88)
Net increase (decrease) in net assets resulting from operations (1)	0.98	(0.29)
Distributions to stockholders (1), (2)	(0.57)	(0.57)
Net asset value, end of period	$12.71	$12.12
Per share market value, end of period	$11.88	$4.86
Total return* (3)	47.92%	(56.05)%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.12%	5.30%
Ratio of debt related expenses to average net assets (5)	4.16%	6.01%
Ratio of total expenses to average net assets (5)	8.28%	11.31%
Ratio of net investment income to average net assets (5)	8.24%	9.20%
Net assets at end of period	$492,974,243	$469,829,274
Weighted average debt outstanding	$600,760,472	$720,417,458
Weighted average debt per share (1)	$15.49	$18.58
Asset coverage per unit (6)	$1,825	$1,552
Portfolio turnover ratio	44.13%	42.35%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2021 and 2020, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.4% and 4.1%, respectively. As of March 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 182% and 168%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $400 million (reduced from $520 million on January 19, 2021) as of March 31, 2021, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of March 31, 2021 and September 30, 2020, Funding I had $146.9 million and $308.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.2% and 2.2%, exclusive of the fee on undrawn commitments as of March 31, 2021 and September 30, 2020, respectively. As of March 31, 2021 and September 30, 2020, we had $253.1 million and $211.4 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

During the revolving period, the Credit Facility bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points for the remaining two years, maturing in October 2023. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital, Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

MARCH 31, 2021

(Unaudited)

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2021, we were in compliance with the covenants relating to the Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee of which $117.8 million and $138.6 million was outstanding as of March 31, 2021 and September 30, 2020, respectively.

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

2026 Notes

In March 2021, we issued $100.0 million in aggregate principal amount of 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

2031 Asset-Backed Debt

 In September 2019, the Company completed the $301.4 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2031 Asset-Backed Debt was issued by the Securitization Issuer. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 1.80%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.66%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.90%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.266%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.00%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.379%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.75% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.80%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The annualized interest on the 2031 Asset-Backed Debt will be paid, to the extent of funds available. The reinvestment period of the Debt Securitization ends on October 15, 2023 and the 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both March 31, 2021 and September 30, 2020, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7%. As of March 31, 2021 and September 30, 2020, the unamortized fees on the 2031 Asset-Backed Debt were $2.8 million and $3.1, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2021 and September 30, 2020, we had $93.6 million and $73.3 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $20.6 million and $22.1 million to PSSL as of March 31, 2021 and September 30, 2020, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of March 31, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended March 31, 2021 and 2020, and cash flows for the six-month periods ended March 31, 2021 and 2020, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 5, 2021

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current pandemic caused by COVID-19 or any worsening thereof;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic or any worsening thereof;

•	our ability to continue to effectively manage our business due to the significant disruptions caused by the current COVID-19 pandemic or any worsening thereof;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments and ability to fund capital commitments to PSSL;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) and other world economic and political issues.

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

COVID-19 Developments

COVID-19 was first detected in December 2019 and has since been identified as a global pandemic by the World Health Organization. The effect of the ongoing COVID-19 pandemic or any worsening thereof, uncertainty relating to more contagious strains of the virus, the length of economic recovery in the U.S. and globally and the speed and efficiency of the vaccination process may continue to create stress on the market and could continue to or in the future may affect our portfolio companies. We cannot predict with any level of certainty the full impact of the COVID-19 pandemic, including any worsening thereof or its duration in the United States and globally and any ongoing impact to our business operations or the business operations of our portfolio companies Depending on the length and magnitude of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies could experience financial distress and possibly default on their financial obligations to us and their other capital providers in the future. These developments could continue to impact the value of our investments in such portfolio companies.

The COVID-19 pandemic, including any worsening thereof, may continue to have an adverse impact on the global economy and result in a period, however long, of global economic slowdown. Particularly, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results as well as the future performance and financial results of our portfolio companies. While we are unable to predict the ultimate adverse effect of COVID-19, or any worsening thereof, on our results of operation, we have identified certain factors that are likely to affect market, economic and geopolitical conditions, and thereby may adversely affect our business, including:

•	U.S. and global economic slowdowns;
•	changes in interest rates, including LIBOR;
•	limited availability of credit, both in the United States and internationally;
•	disruptions to supply-chains and price volatility;
•	changes to existing laws and regulations, or the imposition of new laws and regulations; and
•	uncertainty regarding future governmental and regulatory policies.

The business disruption and financial harm resulting from COVID-19 experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of March 31, 2021, we had two portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in additional portfolio investments being placed on non-accrual status in the future.

Additionally, as of March 31, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 182% and 168%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2021, our debt portfolio consisted of 98% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period ends in October 2021, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

In addition, we have continued to implement our business continuity planning strategy. Our priority has been to safeguard the health of our employees and to ensure continuity of business operations on behalf of our investors. As a result of our business continuity planning strategy, nearly all of our employees continue to work remotely. Our systems and infrastructure have continued to support our business operations. We implemented a heightened level of communication across senior management, our investment team and our board of directors, and we have proactively engaged with our vendors on a regular basis to ensure they continue to meet our criteria for business continuity.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2021, our portfolio totaled $1,069.1 million and consisted of $916.0 million of first lien secured debt (including $126.5 million in PSSL), $30.2 million of second lien secured debt and $123.0 million of preferred and common equity (including $45.5 million in PSSL). Our debt portfolio consisted of 98% variable-rate investments. As of March 31, 2021, we had two portfolio companies on non-accrual, representing 3.1% and 2.3% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $4.7 million. Our overall portfolio consisted of 100 companies with an average investment size of $10.7 million, had a weighted average yield on debt investments of 7.6%, and was invested 86% in first lien secured debt (including 12% in PSSL), 3% in second lien secured debt and 11% in preferred and common equity (including 4% in PSSL). As of March 31, 2021, 97% of the investments held by PSSL were first lien secured debt.

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

For the three months ended March 31, 2021, we invested $160.2 million in four new and 17 existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the three months ended March 31, 2021 totaled $172.1 million. For the six months ended March 31, 2021, we invested $227.2 million in nine new and 34 existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the six months ended March 31, 2021 totaled $281.7 million.

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

PennantPark Senior Secured Loan Fund I LLC

As of March 31, 2021, PSSL’s portfolio totaled $485.1 million, consisted of 64 companies with an average investment size of $7.6 million and had a weighted average yield on debt investments of 7.2%. As of September 30, 2020, PSSL’s portfolio totaled $393.0 million, consisted of 45 companies with an average investment size of $8.7 million and had a weighted average yield on debt investments of 6.8%.

For the three months ended March 31, 2021, PSSL invested $128.7 million (including $125.2 million purchased from the Company) in 24 new and six existing portfolio companies with a weighted average yield on debt investments of 7.3%. Sales and repayments of investments for the three months ended March 31, 2021 totaled $29.6 million. For the six months ended March 31, 2021, PSSL invested $144.1 million (including $125.2 million purchased from the Company) in 24 new and 11 existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the six months ended March 31, 2021 totaled $60.2 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2026 Notes, our 2031 Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2023 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three and six months ended March 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $10.5 million and $14.5 million, respectively. For the three and six months ended March 31, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $33.5 million and $34.9 million, respectively. As of March 31, 2021 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.3 million and $18.8 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2021 and 2020.

Investment Income

Investment income for the three and six months ended March 31, 2021 was $19.4 million and $40.2 million, respectively, which was attributable to $16.6 million and $35.3 million from first lien secured debt and $2.9 million and $4.9 million from other investments, respectively. This compares to investment income for the three and six months ended March 31, 2020, which was $26.3 million and $51.0 million, respectively, and was attributable to $24.1 million and $46.5 million from first lien secured debt and $2.2 million and $4.5 million from other investments, respectively. The decrease in investment income compared to the same periods in the prior year was primarily due to a decrease in the size of our portfolio and LIBOR.

Expenses

Expenses for the three and six months ended March 31, 2021 totaled $9.5 million and $20.1 million, respectively. Base management fee for the same periods totaled $2.6 million and $5.3 million, incentive fee totaled $1.3 million and $3.1 million, debt related interest and expenses totaled $4.8 million and $10.1 million and general and administrative expenses totaled $0.7 million and $1.4 million, respectively. This compares to expenses for the three and six months ended March 31, 2020 which totaled $14.6 million and $28.1 million, respectively. Base management fee for the same periods totaled $2.9 million and $5.8 million, incentive fee totaled $2.9 million and $5.3 million, debt related interest and expenses totaled $7.6 million and $14.9 million and general and administrative expenses totaled $1.0 million and $1.9 million, respectively. The decrease in expenses for the three and six months ended March 31, 2021 compared to the same periods in the prior year was primarily due to a decrease in Management Fees and debt related interest and expenses.

Net Investment Income

Net investment income totaled $9.9 million and $20.0 million, or $0.26 and $0.52 per share, for the three and six months ended March 31, 2021, respectively. Net investment income totaled $11.7 million and $22.9 million, or $0.30 and $0.59 per share, for the three and six months ended March 31, 2020, respectively.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2021 totaled $172.1 million and $281.7 million, respectively, and net realized gains (losses) totaled $0.5 million and ($2.3) million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2020 totaled $99.4 million and $243.1 million, respectively, and net realized losses totaled $1.6 million and $0.6 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and six months ended March 31, 2021, we reported net change in unrealized appreciation on investments of $11.8 million and $34.6 million, respectively. For the three and six months ended March 31, 2020, we reported net change in unrealized depreciation on investments of $64.8 million and $68.3 million, respectively. As of March 31, 2021 and September 30, 2020, our net unrealized depreciation on investments totaled $4.7 million and $29.9 million, respectively. The net change in unrealized appreciation on our investments compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC).

For the three and six months ended March 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $10.5 million and $14.5 million, respectively. For the three and six months ended March 31, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $33.5 million and $34.9 million, respectively. As of March 31, 2021 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.3 million and $18.8 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $11.7 million and $37.8 million, or $0.30 and $0.98 per share, respectively, for the three and six months ended March 31, 2021. This compares to a net decrease in net assets resulting from operations of $21.1 million and $11.1 million, or $0.54 and $0.29 per share, respectively, for the three and six months ended March 31, 2020. The increase in the net change in net assets from operations for the three and six months ended March 31, 2021 compared to the same periods in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC).

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 182% and 168%, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2021 and 2020, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.4% and 4.1%, respectively. As of March 31, 2021 and September 30, 2020, we had $253.1 million and $211.4 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $400 million (reduced from $520 million on January 19, 2021) as of March 31, 2021, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of March 31, 2021 and September 30, 2020, Funding I borrowed $146.9 million and $308.6 million under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.2% and 2.2%, exclusive of the fee on undrawn commitments as of March 31, 2021 and September 30, 2020, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2021, we were in compliance with the covenants relating to the Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $117.8 million and $138.6 million was outstanding as of March 31, 2021 and September 30, 2020, respectively.

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

In March 2021, we issued $100.0 million in aggregate principal amount of 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate

Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of March 31, 2021 and September 30, 2020, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding, respectively, with a weighted average interest rate of 2.7% and 2.7%.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For both the six months ended March 31, 2021 and 2020, we did not issue any shares.

As of March 31, 2021 and September 30, 2020, we had cash equivalents of $66.6 million and $57.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $117.8 million for the six months ended March 31, 2021, and our financing activities used cash of $107.7 million for the same period. Our operating activities provided cash primarily from our investment activities and our financing activities used cash primarily to pay down our Credit Facility, partially offset by the 2026 Notes issuance.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2021 and September 30, 2020, PSSL had total assets of $532.2 million and $406.4 million, respectively. As of March 31, 2021, PSSL had $36.0 million of unused borrowing capacity under the PSSL Credit Facility (as defined point below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $43.7 million. As of September 30, 2020, PSSL had $107.5 million of unused borrowing capacity under the PSSL Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $11.1 million. As of March 31, 2021 and September 30, 2020, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $23.5 million and $25.3 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2021 and September 30, 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $126.5 million (additional $14.4 million unfunded) and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $54.2 million (additional $6.2 million unfunded) and $53.7 million (additional $6.6 million unfunded), respectively.

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

PSSL has entered into a $125.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points, or the PSSL Credit Facility, with Ally Bank through a wholly-owned subsidiary, subject to leverage and borrowing base restrictions.

In January 2021, PSSL completed a $300.7 million debt securitization in the form of a collateralized loan obligation, or the “2032 Asset-Backed Debt”. The 2032 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO II, Ltd., a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2032 Asset-Backed Debt is scheduled to mature in January 2032. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO II, Ltd. of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO II, Ltd. transferred to PSSL 100% of the Preferred Shares of PennantPark CLO II, Ltd. and 100% of the Class E Notes issued by PennantPark CLO II, Ltd.

Below is a summary of PSSL’s portfolio at fair value:

	March 31, 2021	September 30, 2020
Total investments	$485,117,492	$392,986,090
Weighted average yield on debt investments	7.2%	6.8%
Number of portfolio companies in PSSL	64	45
Largest portfolio company investment	$21,747,486	$20,614,860
Total of five largest portfolio company investments	$88,027,443	$93,320,993

Below is a listing of PSSL’s individual investments as of March 31, 2021:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—907.4%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	8.00%		3M L+700		5,675,031	$5,506,409	$5,462,217
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%		3M L+475		7,093,665	6,946,622	6,880,855
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550		5,750,000	5,669,071	5,692,500
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525		1,028,431	1,028,431	1,028,431
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550		2,232,458	2,232,458	2,232,458
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575		4,534,091	4,435,119	4,466,080
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%		3M L+550		5,116,838	5,093,710	5,116,838
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		13,225,375	13,205,260	13,225,375
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850		12,117,407	12,059,250	11,741,768
			(PIK 9.50%)
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		7,235,516	7,203,969	7,199,339
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%		3M L+450		5,647,742	5,539,609	5,534,787
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%		1M L+675		9,516,938	9,460,520	9,088,675
			(PIK 1.00%)
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	0.00%	(5)	—		182,403	180,417	59,463
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	0.00%	(5)	—		450,110	450,111	146,736
Datalot Inc.	01/24/2025	IT Services	6.25%		3M L+525		5,735,516	5,735,516	5,735,516
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.20%		1M L+500		3,244,513	3,116,172	3,174,204
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,791,367	8,719,166	8,703,453
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,365,508	7,299,919	7,291,852
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	6.75%		1M L+575		7,981,736	7,961,854	8,061,553
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%		3M L+800		5,750,000	5,554,582	5,663,750
			(PIK 3.50%)
ECL Entertainment, LLC	04/01/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750		2,653,846	2,627,308	2,653,846
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%		1M L+450		4,994,355	4,994,355	4,969,383
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.07%		3M L+500	A	$10,000,000	7,393,107	7,311,840
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.30%		1M L+611		4,769,595	4,726,098	4,733,824
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,355,634	16,349,515	16,355,634
Good2Grow LLC	11/18/2024	Beverages	5.25%		3M L+425		9,499,183	9,480,078	9,499,183
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.25%		3M L+525		2,493,750	2,433,228	2,431,406
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600		1,995,000	1,956,503	1,965,075
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	7.00%		3M L+600		12,082,850	12,030,983	12,082,850
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737		9,190,185	9,228,510	9,282,087
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		8,537,355	8,485,632	8,537,355
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,550,000	19,246,779	19,133,584
Kentucky Downs, LLC	03/07/25	Hotels, Restaurants and Leisure	10.00%		1M L+900		5,528,183	5,460,714	5,873,695
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750		10,229,622	10,166,770	9,480,813
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.50%		1M L+550		5,735,516	5,624,157	5,649,484
Marketplace Events, LLC - Super Priority First Lien Term Loan	09/30/2025	Media: Diversified and Production	6.25%		3M L+525		598,532	598,532	598,532
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	09/30/2025	Media: Diversified and Production	—		—		589,122	—	—
Marketplace Events LLC	09/30/2026	Media: Diversified and Production	0.00%	(5)	—		4,473,302	3,441,474	3,638,124
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		5,677,285	5,535,512	5,549,546
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,919,606	5,901,714	5,919,606
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550		14,587,500	14,506,823	12,982,875
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,783,419	7,780,546	7,199,662
Ox Two, LLC	02/27/2023	Construction Materials	7.25%		1M L+625		5,720,680	5,720,680	5,720,680
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.23%		1M L+500		9,752,907	9,556,261	9,248,975
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,585,918	1,571,787	1,570,059
PlayPower, Inc.	05/8/2026	Leisure Products	5.74%		3M L+550		4,004,520	3,906,458	3,949,458
Recteq, LLC	01/29/2026	Leisure Products	7.00%		3M L+600		5,000,000	4,903,516	4,900,000
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%		3M L+550		5,735,180	5,728,272	5,667,792
Sales Benchmark Index LLC	01/3/2025	Professional Services	7.75%		3M L+600		5,735,516	5,639,881	5,348,369
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		5,705,995	5,638,785	5,705,995
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,869,257	11,862,413	10,919,716
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.42%		3M L+450		11,119,063	10,982,271	11,174,658
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,475,195	4,447,964	4,452,819
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,181,277	6,133,171	6,181,277
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.06%		3M L+900		4,400,000	4,528,969	4,796,000
STV Group Incorporated	12/11/2026	Construction and Building	5.36%		1M L+525		7,643,027	7,618,395	7,299,091
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%		3M L+600		5,000,000	4,902,105	4,919,898
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		7,977,748	7,916,462	7,897,970
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		5,735,443	5,652,325	5,719,671
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.50%		3M L+550		5,735,625	5,652,172	5,678,269
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575		9,331,350	9,323,057	9,331,350
The Original Cakerie, Co.	07/20/22	Food Products	6.00%		2M L+500		5,735,219	5,709,621	5,735,219
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525		8,879,066	8,680,367	8,612,694
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.75%		1M L+575		8,601,287	8,643,688	8,515,274
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,636,062	6,594,117	6,636,062
Tyto Athene, LLC	08/27/2024	IT Services	6.25%		1M L+525		5,750,000	5,750,000	5,750,000
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450		21,911,825	21,750,856	21,747,486
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,405,118	11,189,157	11,262,554
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		5,049,742	5,026,778	5,100,240
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.25%		3M L+525		5,735,516	5,680,359	5,706,837
Total First Lien Secured Debt								476,076,390	471,902,667

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Second Lien Secured Debt—16.7%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	0.00%	(5)	—	1,013,316	$977,408	$—
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—	8,672,665	8,672,664	8,672,665
			(PIK 9.00%)
Total Second Lien Secured Debt							9,650,072	8,672,665
Equity Securities—8.7%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco				5,034	5,034,310	4,542,160
DBI Holding, LLC, Series A-1	—	Business Services	13.00%		—	1,317	1,713,106	—
DBI Holding, LLC, Series B	—	Business Services	—		—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—		—	47	—	—
Total Equity Securities							6,983,937	4,542,160
Total Investments—932.2.8%							492,710,399	485,117,492
Cash and Cash Equivalents—84.1%
BlackRock Federal FD Institutional 30							17,622,205	17,622,205
US Bank Cash							26,110,389	26,108,972
Total Cash and Cash Equivalents							43,732,594	43,731,177
Total Investments and Cash Equivalents—1,016.9%							$536,442,993	$528,848,669
Liabilities in Excess of Other Assets—(916.9)%								(476,842,569)
Members' Equity—100.0%								$52,006,100

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.
(5)	Non-income producing security.

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	March 31, 2021	September 30, 2020
	(Unaudited)
Assets
Investments at fair value (cost—$492,710,399 and $408,251,402, respectively)	$485,117,492	$392,986,090
Cash and cash equivalents (cost—$43,732,593 and $11,115,373, respectively)	43,731,177	11,121,479
Interest receivable	1,897,994	2,235,595
Prepaid expenses and other assets	1,424,936	62,812
Total assets	532,171,599	406,405,976
Liabilities
Payable for investments purchased	2,627,308	—
PSSL Credit Facility payable	89,000,000	—
Capital One, N.A. credit facility payable	—	216,969,469
2032 Asset-Backed Debt, net (par—$246,000,000)	242,452,861	—
Notes payable to members	144,550,000	143,290,000
Interest payable on PSSL Credit Facility	1,444,561	490,858
Interest payable on notes to members	32,935	32,719
Accrued other expenses	57,834	10,845
Total liabilities	480,165,499	360,793,891
Commitments and contingencies (1)	—	—
Members' equity	52,006,100	45,612,085
Total liabilities and members' equity	$532,171,599	$406,405,976

(1)	As of March 31, 2021 and September 30, 2020, PSSL had unfunded commitments to fund investments of $0.6 million and zero, respectively.

Statements of Operations
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Investment income:
Interest	$8,305,134	$8,623,991	$15,053,073	$17,399,249
Other income	95,942	2,994	251,326	(3,637)
Total investment income	8,401,076	8,626,985	15,304,399	17,395,612
Expenses:
Interest and expenses on PSSL Credit Facility and 2032 Asset-Backed Debt	2,402,766	3,341,355	3,818,773	6,746,751
Interest expense on notes to members	3,086,113	3,508,325	6,140,631	7,139,570
Administrative services expenses	300,000	300,000	600,000	600,000
Other general and administrative expenses (1)	195,317	113,650	390,634	227,360
Total expenses	5,984,196	7,263,330	10,950,038	14,713,681
Net investment income	2,416,880	1,363,655	4,354,361	2,681,931
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(484,275)	(34,117)	(1,275,553)	418,361
Net change in unrealized appreciation (depreciation) on:
Investments	3,480,140	(20,835,443)	7,664,241	(19,756,654)
Credit facility foreign currency translation	170,720	4,013,416	(489,034)	2,687,894
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translation	3,650,860	(16,822,027)	7,175,207	(17,068,760)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translation	3,166,585	(16,856,144)	5,899,654	(16,650,399)
Net increase (decrease) in members' equity resulting from operations	$5,583,465	$(15,492,489)	$10,254,015	$(13,968,468)

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2021, including borrowings under our Credit Facility, 2023 Notes, 2026 Notes, 2031 Asset-Backed Debt and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$146.9	$—	$146.9	$—	$—
2023 Notes	117.8	20.8	97.0	—	—
2026 Notes	100.0	—	—	100.0	—
2031 Asset-Backed Debt	228.0	—	—	—	228.0
Total debt outstanding (1)	$592.7	$20.8	$243.9	$100.0	$228.0
Unfunded commitments to PSSL	20.6	—	—	—	20.6
Unfunded investments (2)	93.7	14.1	30.8	43.9	4.9
Total contractual obligations	$707.0	$34.9	$274.7	$143.9	$253.5

(1)	The annualized weighted average cost of debt as of March 31, 2021 was 3.2% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

During the three and six months ended March 31, 2021 and 2020, we declared distributions of $0.285 and $0.57 per share, respectively, for total distributions of $11.1 and $22.1 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, our debt portfolio consisted of 98% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate (or an alternative risk-free floating interest rate index) and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(0.01)	$(455)
Up 1%	(0.03)	(1,093)
Up 2%	0.12	4,744
Up 3%	0.27	10,581
Up 4%	$0.42	$16,417

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have indebtedness outstanding pursuant to our Credit Facility, 2023 Notes, 2026 Notes and the 2031 Asset-Backed Debt and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

4.2

Indenture, dated as of March 23, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 814-00891), filed on March 23, 2021).

4.3

First Supplemental Indenture, dated as of March 23, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-00891), filed on March 23, 2021).

4.4	Form of 4.25% Notes due 2026 (Incorporated by reference to Exhibit 4.3 hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 5, 2021	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)