Form 10-Q
period 2021-06-30
PennantPark Floating Rate Capital Ltd.
filed 2021-08-04
CIK 1504619

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 4, 2021 was 38,772,074.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% notes due 2026; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with Truist Bank (formerly SunTrust Bank) and other lenders, or the Lenders; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Loans due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our Credit Facility, and our business include investments we make through our subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	September 30, 2020
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$793,425,027 and $915,874,757, respectively)	$818,638,740	$910,552,309
Non-controlled, affiliated investments (cost—zero and $21,964,181, respectively)	—	11,086,834
Controlled, affiliated investments (cost—$223,660,639 and $179,112,500, respectively)	217,184,933	165,289,324
Total investments (cost—$1,017,085,666 and $1,116,951,438, respectively)	1,035,823,673	1,086,928,467
Cash and cash equivalents (cost—$48,702,743 and $57,534,421, respectively)	48,702,743	57,511,928
Interest receivable	6,319,900	3,673,502
Receivable for investments sold	11,953,906	—
Prepaid expenses and other assets	—	173,318
Total assets	1,102,800,222	1,148,287,215
Liabilities
Distributions payable	3,683,347	3,683,347
Payable for investments purchased	27,277,154	3,800,000
Credit Facility payable, at fair value (cost—$133,400,000 and $308,598,500, respectively) (See Notes 5 and 10)	133,066,500	299,047,275
2023 Notes payable, at fair value (par—$117,792,879 and $138,579,858, respectively) (See Notes 5 and 10)	110,607,514	129,295,008
2026 Notes payable, net (par—$100,000,000) (See Notes 5 and 10)	97,013,575	—
2031 Asset-Backed Debt, net (par—$228,000,000) (See Notes 5 and 10)	225,339,466	224,866,334
Interest payable on debt	3,098,401	3,601,479
Base management fee payable (See Note 3)	2,621,573	2,776,477
Performance-based incentive fee payable (See Note 3)	1,652,278	2,071,622
Accrued other expenses	1,808,734	1,875,281
Total liabilities	606,168,542	671,016,823
Commitments and contingencies (See Note 11)
Net assets
Common stock, 38,772,074 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	38,772	38,772
Paid-in capital in excess of par value	538,151,527	538,151,528
Accumulated distributable net loss	(41,558,619)	(60,919,908)
Total net assets	$496,631,680	$477,270,392
Total liabilities and net assets	$1,102,800,222	$1,148,287,215
Net asset value per share	$12.81	$12.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Investment income:
From non-controlled, non-affiliated investments:
Interest	$14,494,948	$17,543,157	$43,520,917	$56,760,434
Other income	1,161,193	820,997	2,533,741	2,734,600
From non-controlled, affiliated investments:
Interest	—	195,904	279,900	655,029
Other income	—	36,170	122,570	36,170
From controlled, affiliated investments:
Interest	2,931,015	2,944,290	8,252,910	9,169,399
Dividend	2,318,750	1,225,000	6,168,750	4,375,000
Other income	—	—	195,630	—
Total investment income	20,905,906	22,765,518	61,074,418	73,730,632
Expenses:
Base management fee (See Note 3)	2,621,574	2,872,725	7,971,461	8,651,825
Performance-based incentive fee (See Note 3)	1,652,278	1,975,831	4,716,177	7,228,690
Interest and expenses on debt (See Note 10)	5,902,727	6,653,045	16,025,180	21,586,859
Administrative services expenses (See Note 3)	150,000	350,000	750,000	1,050,000
Other general and administrative expenses	200,000	616,077	1,000,000	1,848,230
Expenses before provision for taxes:	10,526,579	12,467,678	30,462,818	40,365,604
Provision for taxes	100,000	100,000	300,000	300,000
Total expenses	10,626,579	12,567,678	30,762,818	40,665,604
Net investment income	10,279,327	10,197,840	30,311,600	33,065,028
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	7,613,904	(1,694,710)	6,379,865	(2,281,683)
Non-controlled and controlled, affiliated investments	(20,587,656)	(5,683,145)	(21,639,704)	(5,683,145)
Net realized gain (loss) on investments	(12,973,752)	(7,377,855)	(15,259,839)	(7,964,828)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(6,281,187)	13,962,606	28,406,639	(23,662,521)
Controlled and non-controlled, affiliated investments	20,451,408	7,931,471	20,370,222	(22,751,006)
Debt (appreciation) depreciation (See Notes 5 and 10)	3,231,683	(12,158,917)	(11,317,211)	22,740,317
Net change in unrealized appreciation (depreciation) on investments and debt	17,401,904	9,735,160	37,459,650	(23,673,210)
Net realized and unrealized gain (loss) from investments and debt	4,428,152	2,357,305	22,199,811	(31,638,038)
Net increase in net assets resulting from operations	$14,707,479	$12,555,145	$52,511,411	$1,426,990
Net increase in net assets resulting from operations per common share (See Note 7)	$0.38	$0.32	$1.35	$0.04
Net investment income per common share	$0.27	$0.26	$0.78	$0.85

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations:
Net investment income	$10,279,327	$10,197,840	$30,311,600	$33,065,028
Net realized gain (loss) on investments	(12,973,752)	(7,377,855)	(15,259,839)	(7,964,828)
Net change in unrealized appreciation (depreciation) on investments	14,170,221	21,894,077	48,776,861	(46,413,527)
Net change in unrealized (appreciation) depreciation on debt	3,231,683	(12,158,917)	(11,317,211)	22,740,317
Net increase (decrease) in net assets resulting from operations	14,707,479	12,555,145	52,511,411	1,426,990
Distributions to stockholders	(11,050,041)	(11,050,041)	(33,150,123)	(33,150,123)
Net increase (decrease) in net assets	3,657,438	1,505,104	19,361,288	(31,723,133)
Net assets:
Beginning of period	492,974,242	469,829,274	477,270,392	503,057,511
End of period	$496,631,680	$471,334,378	$496,631,680	$471,334,378

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$52,511,411	$1,426,990
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(48,776,861)	46,413,527
Net change in unrealized appreciation (depreciation) on debt	11,317,211	(22,740,317)
Net realized loss on investments	15,259,839	7,964,828
Net accretion of discount and amortization of premium	(1,926,978)	(1,094,712)
Purchases of investments	(475,456,266)	(421,374,980)
Payment-in-kind interest	(2,588,608)	(1,666,533)
Proceeds from dispositions of investments	565,539,013	347,191,798
Amortization of deferred financing costs	645,707	386,773
Decrease (increase) in interest receivable	(2,646,398)	265,294
Increase in receivable for investments sold	(11,953,906)	(5,444,167)
Increase in distribution receivable from controlled, affiliated investment	—	(1,225,000)
Decrease (increase) in prepaid expenses and other assets	173,318	(173,033)
Increase (decrease) in payable for investments purchased	23,477,154	(12,033,794)
Decrease in interest payable on debt	(503,078)	(630,735)
(Decrease) increase in base management fee payable	(154,904)	144,706
Decrease in performance-based incentive fee payable	(419,344)	(556,374)
Increase (decrease) in accrued other expenses	(66,547)	153,314
Net cash provided by (used in) operating activities	124,430,763	(62,992,415)
Cash flows from financing activities:
Distributions paid to stockholders	(33,150,123)	(33,150,123)
Repayment of 2023 Notes (See Notes 5 and 10)	(20,786,979)	—
Proceeds from 2026 Notes issuance (See Note 10)	96,841,000	—
Borrowings under Credit Facility (See Notes 5 and 10)	255,500,000	265,000,000
Repayments under Credit Facility (See Notes 5 and 10)	(430,698,500)	(178,709,000)
Net cash (used in) provided by financing activities	(132,294,602)	53,140,877
Net increase (decrease) in cash and cash equivalents	(7,863,839)	(9,851,538)
Effect of exchange rate changes on cash	(945,346)	(80,265)
Cash and cash equivalents, beginning of period	57,511,928	63,337,728
Cash and cash equivalents, end of period	$48,702,743	$53,405,925
Supplemental disclosure of cash flow information:
Interest paid	$15,882,553	$21,747,764
Taxes paid	$404,761	$501,633
Non-cash exchanges and conversions	$20,490,614	$8,025,882

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—164.8% (3), (4)
First Lien Secured Debt—144.3%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%		1M L+800	6,680,953	$6,579,069	$6,814,572
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	9,666,667	9,524,438	9,521,667
Ad.net Acquisition, LLC - (Revolver) (7)	05/06/2026	Media	7.00%		3M L+600	264,444	264,444	260,478
Ad.net Acquisition, LLC - (Revolver) (7), (9)	05/06/2026	Media	—		—	1,291,111	—	(19,367)
Altamira Technologies, LLC	07/24/2025	IT Services	8.00%		3M L+700	5,137,844	5,081,587	4,855,263
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	8.00%		3M L+700	575,000	575,000	543,375
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581,250	—	(86,969)
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%		3M L+475	6,603,907	6,556,314	6,504,848
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	8,927,364	8,831,754	8,838,091
American Teleconferencing Services, Ltd.(7)	06/08/2023	Telecommunications	0.00%	(6)	—	9,642,556	9,557,019	5,496,257
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	6,287,942	6,228,972	6,287,942
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	151,476	151,476	151,476
Apex Service Partners, LLC Term Loan B (9)	07/31/2021	Diversified Consumer Services	—		—	148,921	—	—
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.35%		1M L+425	5,880,000	5,855,164	5,780,804
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,975,000	4,871,712	4,900,375
Applied Technical Services, LLC (7), (9)	06/29/2022	Commercial Services & Supplies	—		—	3,181,818	—	(11,932)
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	1,272,727	—	(19,091)
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%		3M L+550	6,158,572	6,118,931	6,158,572
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		3M L+625	22,889,321	22,812,976	22,889,321
By Light Professional IT Services, LLC (Revolver)	05/16/2022	High Tech Industries	7.25%		3M L+625	600,982	600,982	600,982
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2022	High Tech Industries	—		—	2,461,620	—	—
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%		3M L+850	2,993,492	2,974,952	2,895,904
			(PIK 9.50%)
Cano Health	11/23/2027	Healthcare and Pharmaceuticales	5.25%		1M L+425	2,666,667	2,660,000	2,667,787
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.50%		3M L+450	1,602,662	1,597,811	1,586,635
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	711,447	—	(24,901)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.75%		3M L+575	7,672,350	7,542,685	7,449,084
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.75%		3M L+575	983,962	983,962	955,329
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	421,698	—	(12,271)
Confluent Health, LLC	06/24/2026	Health Providers and Services	5.09%		1M L+500	3,920,000	3,887,857	3,939,600
Crash Champions, LLC	08/05/2025	Automobiles	6.25%		3M L+525	6,066,667	6,008,530	5,915,000
Crash Champions, LLC (7)(9)	05/14/2022	Automobiles	—		—	6,933,333	—	(104,000)
Datalot Inc.	01/24/2025	Insurance	6.25%		3M L+525	9,421,763	9,278,129	9,421,763
Datalot Inc. (Revolver) (7), (9)	01/24/2025	Insurance	—		—	3,833,619	—	—
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	5.20%		1M L+500	6,563,743	6,480,682	6,530,924
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	6,562,047	6,525,109	6,562,047
Douglas Products and Packaging Company LLC (Revolver)	10/19/2022	Chemicals, Plastics and Rubber	8.00%		P+475	3,366,569	3,366,569	3,366,569
Douglas Products and Packaging Company LLC (Revolver) (9)	10/19/2022	Chemicals, Plastics and Rubber	—		—	1,024,608	—	—
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	3,970,664	3,948,032	3,970,664
DRS Holdings III, Inc.	11/03/2025	Personal Products	7.25%		3M L+625	17,715,479	17,549,130	17,626,902
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426,470	—	(7,132)
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.00%		3M L+800	13,253,267	13,214,278	13,054,468
			(PIK 3.50%)
ECL Entertainment, LLC	03/31/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750	5,269,231	5,217,001	5,374,615
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	914,415	—	(4,572)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%		1M L+500	15,636,250	15,636,250	15,401,706
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000,000	—	(75,000)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%		3M L+675	7,189,139	7,177,982	6,937,519
Findex Group Limited (5)(10)(11)	05/31/2024	Diversified Financial Services	5.07%		3M L+500	AUD 10,000,000	7,323,360	7,357,350
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		1M L+625	17,500,000	17,155,614	17,150,000
Gantech Acquisition Corp. - Unfunded Revolver	05/14/2026	IT Services	—		—	3,733,280	—	(74,666)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	3,491,250	3,440,637	3,473,794
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		3M L+500	3,482,500	3,402,486	3,447,676
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—		—	1,500,000	—	(15,000)
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—		—	750,000	—	(7,500)
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600	2,990,013	2,945,942	2,975,063
HW Holdco, LLC	12/10/2024	Media	5.50%		1M L+450	7,359,677	7,311,187	7,249,282
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	5.50%		1M L+450	929,032	929,032	915,097
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—		—	522,581	—	(7,839)
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	7.00%		3M L+600	13,176,884	12,924,674	12,913,346
IMIA Holdings, Inc. (Revolver) (7), (9)	04/09/2027	Aerospace and Defense	—		—	2,343,187	—	(46,864)
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737	10,306,528	10,282,091	10,332,295
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	9.25%		3M L+825	3,261,900	3,240,278	3,261,900
			(PIK 1.00%)
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	9.25%		3M L+825	533,525	533,525	533,525
			(PIK 1.00%)
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.50%		3M L+450	16,219,102	16,139,357	16,219,102
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—		—	5,000,000	—	—
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700	642,857	642,857	625,886
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—		—	785,714	—	(20,743)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	1M L+750	9,367,368	$9,331,838	$8,724,766
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.50%	1M L+750	1,669,312	1,669,312	1,554,797
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.50%	1M L+550	24,412,769	24,034,296	24,046,578
Lightspeed Buyer Inc. (7), (9)	08/03/2021	Healthcare Technology	—	—	1,891,068	—	(9,455)
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	6.50%	1M L+550	833,100	833,100	820,603
Lightspeed Buyer Inc. (Revolver) (7), (9)	02/03/2026	Healthcare Technology	—	—	1,666,199	—	(24,993)
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	9.25%	3M L+825	14,323,405	14,235,997	14,323,405
			(PIK 1.00%)
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	9.25%	3M L+825	516,105	516,105	516,105
			(PIK 1.00%)
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	3,970,000	3,790,326	3,865,788
Magenta Buyer, LLC	07/31/2028	Software	5.75%	3M L+500	10,000,000	9,900,000	9,990,000
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	3M L+550	6,112,903	5,992,863	5,990,645
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	1,623,661	—	(32,473)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157,407	—	(23,148)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	25,581,822	25,340,445	25,134,140
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—	4,481,655	—	(78,429)
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	1M L+500	609,099	606,279	609,099
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2022	Capital Equipment	—	—	1,325,088	—	—
OIS Management Services, LLC	06/15/2026	Healthcare Equipment and Supplies	5.75%	3M L+475	4,000,000	3,940,000	3,940,000
OIS Management Services, LLC - Unfunded Term Loan	06/15/2023	Healthcare Equipment and Supplies	—	—	3,111,111	—	—
OIS Management Services, LLC - Unfunded Revolver	06/15/2023	Healthcare Equipment and Supplies	—	—	444,444	—	—
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	3M L+625	24,000,000	23,522,020	23,580,000
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	4,914,322	4,425,398	4,435,176
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	1M L+600	22,693,125	22,340,371	22,239,263
Ox Two, LLC (Revolver) (7), (9)	05/18/2026	Construction and Building	—	—	3,387,097	—	(67,742)
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	645,677	642,806	645,677
PlayPower, Inc.	05/08/2026	Leisure Products	5.70%	1M L+550	5,087,921	5,049,110	5,043,401
PRA Events, Inc.	08/07/2025	Business Services	11.50%	1M L+1,050	3,068,064	2,634,045	2,745,917
			(PIK 11.50%)
Questex, LLC	09/09/2024	Media: Diversified and Production	6.75%	3M L+575	7,293,750	7,208,445	6,783,188
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.75%	3M L+575	718,085	718,085	667,819
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	478,723	—	(33,511)
Rancho Health MSO, Inc. (7)	12/18/2022	Healthcare Equipment and Supplies	—	—	1,050,000	—	(18,375)
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	525,000	525,000	515,812
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	1,496,250	1,468,785	1,481,288
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,295,775	—	(12,958)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.25%	3M L+625	6,479,139	6,453,463	6,381,951
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	17,367,078	17,126,849	17,128,281
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	5.50%	3M L+450	4,900,000	4,861,587	4,900,000
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	909,091	—	—
Riverside Assessments, LLC	03/10/2025	Professional Services	7.25%	3M L+625	16,251,968	16,013,340	15,683,150
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	8,107,981	7,987,510	7,763,392
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,292,683	—	(54,939)
Salient CRGT Inc.	02/28/2022	High Tech Industries	7.50%	1M L+650	1,646,169	1,640,854	1,627,650
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	3,722,536	3,681,666	3,703,923
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	528,183	528,183	525,543
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	528,183	—	(2,641)
Schlesinger Global, Inc.	07/14/2025	Professional Services	8.00%	1M L+700	13,438,797	13,331,011	12,598,873
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	8.00%	1M L+700	778,416	778,416	729,765
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	1,091,885	—	(68,243)
Sigma Defense Systems, LLC	12/18/2025	IT Services	9.75%	3M L+875	809,801	791,513	793,605
Sigma Defense Systems, LLC (Revolver)	12/18/2025	IT Services	9.75%	3M L+875	334,956	334,956	328,257
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	502,435	—	(10,049)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	8.50%	1M L+750	11,862,500	11,751,125	11,625,250
Signature Systems Holding Company (Revolver)	05/03/2024	Commercial Services & Supplies	8.50%	1M L+750	1,048,387	1,048,387	1,027,419
Signature Systems Holding Company (Revolver) (7)(9)	05/03/2024	Commercial Services & Supplies	—	—	698,925	—	(13,978)
Signature Systems Holding Company - Term Loan II	12/31/2021	Commercial Services & Supplies	8.50%	1M L+750	698,925	691,989	684,946
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.38%	1M L+450	1,980,124	1,980,124	1,980,124
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	—	—	1,468,092	—	(25,692)
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	148,158	—	(2,593)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	6.50%	3M L+550	100,000	100,000	99,500
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—	—	395,136	—	(1,976)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%	3M L+575	6,006,273	5,938,767	6,006,273
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Professional Services	6.00%	3M L+500	14,935,938	14,821,121	14,935,938
Spear Education, LLC (7), (9)	02/26/2022	Professional Services	—	—	6,875,000	—	—
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	5,000,000	4,878,183	5,437,500
STV Group Incorporated	12/11/2026	Construction & Engineering	5.35%	1M L+525	4,764,392	4,723,456	4,716,748
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	533,661	523,512	533,661
TAC LifePort Purchaser, LLC (Revolver) (7), (9)	03/01/2026	Aerospace and Defense	—	—	1,302,326	—	—
TeleGuam Holdings, LLC	11/20/2025	Wireless Telecommunication Services	5.50%	1M L+450	3,188,918	3,162,402	3,153,042
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%	1M L+525	14,507,475	14,232,893	14,338,172
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.50%	3M L+550	4,975,000	4,907,441	4,925,250
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	15,824,764	15,723,252	15,824,764
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.25%	3M L+525	4,925,000	4,886,848	4,777,250
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	6.75%	1M L+575	25,049,518	24,706,511	24,799,024
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—	—	1,303,813	—	(13,038)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636,062	6,517,012	6,636,062
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,627,857	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Tyto Athene, LLC	04/01/2028	IT Services	6.25%	1M L+550	12,066,349	$11,886,129	$12,024,117
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,039,799	—	(3,639)
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	3M L+450	18,158,734	18,053,040	17,886,353
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	2,933,333	—	(44,000)
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	6.00%	3M L+500	4,776,283	4,716,947	4,752,401
US Med Acquisition, Inc.	02/12/2023	Healthcare and Pharmaceuticals	8.50%	1M L+750	2,869,293	2,869,293	2,869,293
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,285,128	14,069,285	13,856,573
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,468,750	12,168,202	12,157,031
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	3,064,813	3,046,003	3,041,193
Wildcat Buyerco, Inc. (7), (9)	02/27/2022	Electronic Equipment, Instruments, and Components	—	—	2,491,176	—	15,570
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	533,824	—	(8,381)
Total First Lien Secured Debt						723,585,733	716,548,066
Second Lien Secured Debt—3.5%
DBI Holdings, LLC, Term Loan B	02/01/2026	Business Services	9.00%	—	12,129,344	12,129,344	12,129,344
			(PIK 9.00%)
DBI Holding, LLC - 1.5 Lien Term Loan (7)	05/01/2023	Business Services	14.00%	—	2,189,596	2,189,596	2,189,596
			(PIK 14.00%)
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	15.00%	—	833,133	833,133	833,133
			(PIK 15.00%)
PT Network, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	2,279,869	2,267,117	2,279,869
			(PIK 11.00%)
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,133	147,375
Total Second Lien Secured Debt						17,566,323	17,579,317
Preferred Equity— 1.9% (6)
Ad.net Holdings Inc.	—	Media	—	—	8,400	840,000	840,000
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	—
(PT Network, LLC) (7), (8)
DBI Holding, LLC, Series A-1 (8)	—	Business Services	14.00%	—	7,041	7,040,844	3,375,520
Mars Intermediate Holdings II, Inc.	—	Media	—	—	835	835,000	835,000
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960,000	1,202,709
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)		IT Services	—	—	733	733,049	854,688
PT Network Intermediate Holdings, LLC (7)	—	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	33	429,000	524,416
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323,421	1,176,947
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409,011	477,602
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	—
Total Preferred Equity						14,055,190	9,286,882
Common Equity/Warrants— 15.1% (6)
Ad.net Holdings, Inc.	—	Media	—	—	9,333	93,333	93,333
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	244,998	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805,164	1,157,814
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	455,804
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,172,391	11,949,870
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	7,401	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	419,364
(Allied America, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
CI (Summit) Investment Holdings, LLC	—	Construction and Building	—	—	64,262	696,296	1,208,503
(SFP Holding, Inc.) (7)
Crash Champions Holdings, LLC (7)	—	Automobiles	—	—	48	433,333	463,667
DBI Holding, LLC, Series B (8)	—	Business Services	—	—	1,489,508	330,791	—
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	502,435	502,435	523,487
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8), (9)	—	IT Services	—	—	502,435	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	295,982	912,751
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	251,156	173,119
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	2,205,502
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	1,760,670	3,569,110
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	437	437,371	422,186
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)		Professional Services	—	—	391,144	—	848,580
GCOM InvestCo LP (7)	—	IT Services	—	—	17,951	2,930,374	4,376,112
GCOM InvestCo LP (7), (8), (9)	—	IT Services	—	—	2,398	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	428,572
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450,000	625,660
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,802,250
(Integrative Nutrition, LLC) (7), (8)
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,040	504,000	528,917
ITC Rumba, LLC (Cano Health, LLC)	—	Healthcare and Pharmaceuticals	—	—	46,763	110,105	7,618,772
JWC/UMA Holdings, L.P. (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,727,172
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
JWC-WE Holdings, L.P.	—	Wholesale	—		—	1,381,741	$-	$6,858,524
(Walker Edison Furniture Company LLC) (7), (8)
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—		—	87,345	—	520,452
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—		—	585,587	585,587	664,516
Mars Intermediate Holdings II, Inc. (7)	—	Media	—		—	835	—	—
MeritDirect Holdings, LP (7), (8)	—	Media	—		—	960	—	17,923
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—		—	3,988	1,287,502	1,749,697
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—		—	1,494	1,451,801	2,177,443
NXOF Holdings, Inc. (NextiraOne Federal, LLC) (7)	—	IT Services	—		—	14,960	14,960	516,326
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—		—	173,638	1,729,029	2,154,580
Oral Surgery (ITC) Holdings, LLC (7)	—	Healthcare Equipment and Supplies	—		—	3,872	83,333	83,333
PennantPark-TSO Senior Loan Fund, LP (7)		Financial Services				11,914,710	11,914,710	11,744,783
PT Network Intermediate Holdings, LLC (7)		Healthcare and Pharmaceuticals				25	293,560	1,883,472
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—		—	700	65,957	400,551
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—		—	967	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—		—	40	24,000	22,632
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—		—	1,050,000	1,050,000	1,050,000
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—		—	64,634	646,341	386,360
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—		—	70	69,654	—
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	500,000	583,200
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	—	1,395,545
Class B (US Dominion, Inc.) (7)
TAC LifePort Holdings, LLC	—	Aerospace and Defense	—		—	488,372	488,372	600,982
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	21,527	21,527	127,224
UniTek Global Services, Inc. (7)	—	Telecommunications	—		—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—		—	23,889	—	—
UniVista Insurance (7)	—	Insurance	—		—	400	400,000	400,000
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	2,240	223,994	376,387
Total Common Equity/Warrants							38,217,781	75,224,475
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							793,425,027	818,638,740
Investments in Controlled, Affiliated Portfolio Companies—43.7% (3), (4)
First Lien Secured Debt—33.6%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	3,363,763	3,363,763	3,363,763
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—		—	3,260,502	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	0.00%	(6)	—	25,140,079	19,046,876	22,478,653
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.20%		3M L+800	140,875,000	140,875,000	140,875,000
Total First Lien Secured Debt							163,285,639	166,717,416
Equity Interests—10.2%
New MPE Holdings, LLC (Marketplace Events, LLC) (7)	—	Media: Diversified and Production	—		—	349	—	—
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	60,375	60,375,000	50,467,517
Total Equity Interests							60,375,000	50,467,517
Total Investments in Controlled, Affiliated Portfolio Companies							223,660,639	217,184,933
Total Investments—208.6%							1,017,085,666	1,035,823,673
Cash and Cash Equivalents—9.8%
BlackRock Federal FD Institutional 30							6,120,378	6,120,378
BNY Mellon Cash							42,582,365	42,582,365
Total Cash and Cash Equivalents							48,702,743	48,702,743
Total Investments and Cash Equivalents—218.4%							$1,065,788,409	$1,084,526,416
Liabilities in Excess of Other Assets—(118.4)%								(587,894,736)
Net Assets—100.0%								$496,631,680

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2021, qualifying assets represent 79% of our total assets and non-qualifying assets represent 21% of our total assets.

(11)     Par amount is denominated in Australian Dollars (AUD) as denoted.

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

JUNE 30, 2021

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

In March 2021, we issued $100.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. PFLT made a Capital Commitment of $15.3 million and as of June 30, 2021 hold 23.08% of the total outstanding Class A Units. PFLT maintains a 4.99% voting interest in the general partnership which manages PTSF.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and intend to affirm such exclusion on an annual basis, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

JUNE 30, 2021

(Unaudited)

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2021, we had two portfolio companies on non-accrual, representing 2.8% and 2.7% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2020, we had three portfolio companies on non-accrual, representing 2.1% and 1.8% of our overall portfolio on a cost and fair value basis, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three and nine months ended June 30, 2021 and 2020, we recorded a provision for taxes of $0.1 million and $0.3 million, respectively, pertaining to U.S. federal excise tax.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, we will generally not consolidate our investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I and the Securitization Issuer in our Consolidated Financial Statements. We do not consolidate our investment in PSSL or PTSF. See further description of our investment in PSSL in Note 4.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2021, the Investment Adviser earned a base management fee of $2.6 million and $8.0 million, respectively, from us. For the three and nine months ended June 30, 2020, the Investment Adviser earned a base management fee of $2.9 million and $8.7 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2021, the Investment Adviser earned $1.7 million and $4.7 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2020, the Investment Adviser earned $2.0 million and $7.2 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both the three and nine months ended June 30, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for both the three and nine months ended June 30, 2021 and 2020 was zero.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2021, we reimbursed the Investment Adviser approximately $0.1 million and $0.8 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2020, we reimbursed the Investment Adviser approximately $0.3 million and $1.4 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during the three and nine months ended June 30, 2021. During the three and nine months ended June 30, 2020, the Company sold zero and $15.0 million, respectively, in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized losses on those sales for both periods amounted to zero and $1.0 million, respectively.

For the three and nine months ended June 30, 2021, we sold $98.9 million and $224.1 million in investments to PSSL at fair value, respectively, and recognized $0.3 million and $0.6 million of net realized gains, respectively, for the same period. For the three and nine months ended June 30, 2020, we sold zero and $86.7 million in investments, respectively, to PSSL at fair value and recognized net realized gains of zero and $0.5 million, respectively.

For the three months ended June 30, 2021, we sold $81.4 Million in investments to PTSF at fair value and recognized $0.4 million of net realized gains.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2021 totaled $248.8 million and $478.0 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $15.0 million and $423.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2021 totaled $283.3 million and $565.5 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $104.1 million and $347.2 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

Investments and cash and cash equivalents consisted of the following:

	June 30, 2021		September 30, 2020
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$745,996,371	$742,390,482	$861,283,212	$843,236,998
First lien in PSSL	140,875,000	140,875,000	125,378,750	125,378,750
Second lien	17,566,322	17,579,316	31,627,520	29,911,030
Equity	52,272,974	84,511,358	44,928,206	48,491,115
Equity in PSSL	60,375,000	50,467,517	53,733,750	39,910,574
Total investments	$1,017,085,667	$1,035,823,673	$1,116,951,438	$1,086,928,467
Cash and cash equivalents	48,702,743	48,702,743	57,534,421	57,511,928
Total investments and cash and cash equivalents	$1,065,788,410	$1,084,526,416	$1,174,485,859	$1,144,440,395

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	June 30, 2021 (1)	September 30, 2020 (1)
Media	8%	5%
Professional Services	7	8
Capital Equipment	6	5
Business Services	5	5
Commercial Services & Supplies	5	2
IT Services	5	1
Media: Diversified and Production	5	3
Aerospace and Defense	4	5
Healthcare Technology	4	4
High Tech Industries	4	6
Air Freight and Logistics	3	—
Construction and Building	3	4
Diversified Financial Services	3	1
Healthcare and Pharmaceuticals	3	4
Personal Products	3	1
Wholesale	3	2
Banking, Finance, Insurance & Real Estate	2	2
Chemicals, Plastics and Rubber	2	2
Consumer Services	2	2
Diversified Consumer Services	2	1
Electronic Equipment, Instruments, and Components	2	3
Hotel, Gaming and Leisure	2	4
Hotels, Restaurants and Leisure	2	2
Insurance	2	2
Media: Advertising, Printing and Publishing	2	2
Media: Broadcasting and Subscription	2	2
Automobiles	1	—
Building Products	1	2
Construction & Engineering	1	1
Financial Services	1	—
Food Products	1	1
Healthcare Equipment and Supplies	1	1
Healthcare Providers and Services	1	1
Leisure Products	1	1
All Other	1	15
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2021 and September 30, 2020, PSSL had total assets of $582.3 million and $406.4 million, respectively. As of June 30, 2021, PSSL had $36.0 million of unused borrowing capacity under the PSSL Credit Facility (as defined below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $42.1 million. As of September 30, 2020, PSSL had $107.5 million of unused borrowing capacity under the PSSL Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $11.1 million. As of June 30, 2021 and September 30, 2020, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of zero and $25.3 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2021 and September 30, 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $140.9 million and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $60.4 million and $53.7 million (additional $6.6 million unfunded), respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

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

PSSL has entered into a $155.0 million (increased from $125.0 million on June 3, 2021) senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points, or the PSSL Credit Facility, with Ally Bank through a wholly-owned subsidiary, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

	June 30, 2021	September 30, 2020
Total investments	$529,550,143	$392,986,090
Weighted average yield on debt investments	7.2%	6.8%
Number of portfolio companies in PSSL	66	45
Largest portfolio company investment	$18,985,199	$20,614,860
Total of five largest portfolio company investments	$84,371,461	$93,320,993

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

Below is a listing of PSSL’s individual investments as of June 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 893.8%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	9,000,000	$8,869,360	$8,865,000
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%		3M L+700	5,600,062	5,441,637	5,292,059
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%		3M L+475	6,859,028	6,725,707	6,756,143
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	5,735,345	5,660,910	5,677,995
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	1,028,431	1,028,431	1,028,431
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	2,232,458	2,232,458	2,232,458
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,522,727	4,427,156	4,454,886
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%		3M L+550	4,898,433	4,879,241	4,898,433
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625	12,977,059	12,961,555	12,977,059
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850	12,248,527	12,192,195	11,849,226
			(PIK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%		3M L+425	2,666,667	2,660,000	2,667,787
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%		3M L+450	5,633,244	5,531,644	5,576,911
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%		1M L+675	9,476,414	9,424,670	9,144,739
			(PIK 1.00%)
Datalot Inc.	01/24/2025	IT Services	6.25%		3M L+525	5,721,033	5,721,033	5,721,033
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.20%		1M L+500	3,236,257	3,113,902	3,220,076
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	8,768,709	8,706,392	8,768,709
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	7,346,670	7,291,999	7,346,670
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%		1M L+625	15,715,273	15,618,662	15,636,697
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%		3M L+800	5,734,505	5,588,194	5,648,487
			(PIK 3.50%)
ECL Entertainment, LLC	04/01/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750	2,653,846	2,627,496	2,706,923
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%		1M L+450	4,994,355	4,994,355	4,969,383
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.75%		3M L+475	8,000,000	7,960,000	8,005,040
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.08%		1M L+594	4,769,595	4,728,171	4,733,824
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		3M L+625	15,000,000	14,708,385	14,700,000
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	4,000,000	3,980,000	3,980,000
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		3M L+500	2,487,500	2,429,112	2,462,625
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600	6,490,000	6,420,647	6,457,550
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	7.00%		3M L+600	13,623,288	13,358,818	13,350,822
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737	11,241,985	11,296,864	11,270,091
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%		1M L+450	11,604,442	11,561,355	11,604,442
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700	19,500,000	19,216,422	18,985,199
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750	10,358,913	10,300,646	9,648,292
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.50%		1M L+550	5,721,033	5,614,807	5,635,217
Marketplace Events, LLC - Super Priority First Lien Term Loan	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	607,780	607,780	607,780
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	09/30/2025	Media: Diversified and Production	—		—	589,122	—	—
Marketplace Events LLC	09/30/2026	Media: Diversified and Production	0.00%	(5)	—	4,542,421	3,441,474	4,061,543
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%		3M L+550	10,000,000	9,804,802	9,800,000
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%		3M L+575	7,500,000	7,351,134	7,350,000
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550	5,604,571	5,474,298	5,506,490
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500	5,904,543	5,889,126	5,904,543
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550	14,550,000	14,475,026	13,567,875
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450	7,743,419	7,736,154	6,988,436
Ox Two, LLC	05/18/2026	Construction Materials	7.00%		1M L+600	4,987,500	4,910,883	4,887,750
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.14%		1M L+500	9,717,651	9,530,136	9,304,651
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	1,581,862	1,570,024	1,581,862
PlayPower, Inc.	05/08/2026	Consumer Goods: Durable	5.65%		3M L+550	3,815,940	3,726,581	3,782,551
Recteq, LLC	01/29/2026	Leisure Products	7.00%		3M L+600	4,987,500	4,895,954	4,937,625
Research Now Group, Inc. and Dynata	12/20/2024	Diversified Consumer Services	6.50%		3M L+550	10,720,361	10,626,399	10,572,956
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%		3M L+600	5,721,033	5,631,555	5,477,889
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550	5,593,348	5,531,678	5,565,381
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%		1M L+700	11,839,207	11,820,819	11,099,257
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.39%		3M L+450	12,590,625	12,464,645	12,590,625
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550	4,431,806	4,427,127	4,409,647
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575	5,908,800	5,866,573	5,908,800
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%		3M L+900	4,389,000	4,511,713	4,773,038
STV Group Incorporated	12/11/2026	Construction and Building	5.34%		1M L+525	9,099,285	9,024,465	9,008,292
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%		3M L+600	4,975,000	4,881,266	4,975,000
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450	10,541,321	10,514,240	10,422,731
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525	5,720,886	5,642,373	5,654,123
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.50%		3M L+550	5,721,250	5,641,944	5,664,038
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575	13,548,415	13,540,579	13,548,415
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525	8,856,566	8,668,440	8,590,869
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%		1M L+575	8,579,757	8,618,618	8,493,959
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625	6,636,062	6,596,499	6,636,062
Tyto Athene, LLC	04/01/2028	IT Services	6.25%		1M L+550	11,471,250	11,360,755	11,431,101
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450	17,616,573	17,493,302	17,352,324
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500	11,030,410	10,834,980	10,975,256
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.00%		1M L+500	12,468,750	12,163,305	12,157,030
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.25%		3M L+525	5,721,033	5,669,386	5,663,821
Total First Lien Secured Debt							518,216,260	515,523,927

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Second Lien Secured Debt - 20.1%
DBI Holding, LLC, Term Loan B	02/01/2026	Business Services	9.00%	—	8,672,665	8,672,665	8,672,665
			(PIK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000,000	2,943,304	2,940,000
Total Second Lien Secured Debt						11,615,969	11,612,665
Equity Securities - 4.2%
DBI Holding, LLC, Series A-1	—	Business Services	13.00%	—	5,034	5,034,310	2,413,551
DBI Holding, LLC, Series B	—	Business Services	—	—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	—
Total Equity Securities						5,270,831	2,413,551
Total Investments - 918.1%						535,103,060	529,550,143
Cash and Cash Equivalents - 73.%
BlackRock Federal FD Institutional 30						34,254,985	34,254,985
US Bank Cash						7,860,209	7,854,250
Total Cash and Cash Equivalents						42,115,194	42,109,235
Total Investments and Cash Equivalents —991.1%						$577,218,254	$571,659,378
Liabilities in Excess of Other Assets — (891.1)%							(513,982,214)
Members' Equity—100.0%							$57,677,164

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

JUNE 30, 2021

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	June 30, 2021	September 30, 2020
	(Unaudited)
Assets
Investments at fair value (cost—$535,103,060 and $408,251,402, respectively)	$529,550,143	$392,986,090
Cash and cash equivalents (cost—$42,115,194 and $11,115,373, respectively)	42,109,235	11,121,479
Interest receivable	1,647,150	2,235,595
Receivable for investments sold	7,323,360
Prepaid expenses and other assets	1,622,665	62,812
Total assets	582,252,553	406,405,976
Liabilities
Payable for investments purchased	25,367,746	—
PSSL Credit Facility payable	89,000,000	—
Capital One, N.A. credit facility payable	—	216,969,469
2032 Asset-Backed Debt, net (par—$246,000,000)	242,604,881	—
Notes payable to members	161,000,000	143,290,000
Interest payable on PSSL Credit Facility	3,170,546	490,858
Interest payable on notes to members	3,322,400	32,719
Accrued other expenses	109,816	10,845
Total liabilities	524,575,389	360,793,891
Commitments and contingencies (1)	—	—
Members' equity	57,677,164	45,612,085
Total liabilities and members' equity	$582,252,553	$406,405,976

(1)	As of June 30, 2021 and September 30, 2020, PSSL had unfunded commitments to fund investments of $0.6 million and zero, respectively.

Statements of Operations
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Investment income:
Interest	$8,687,589	$8,396,474	$23,740,662	$25,795,723
Other income	506,030	57,814	757,357	54,177
Total investment income	9,193,619	8,454,288	24,498,019	25,849,900
Expenses:
Interest and expenses on PSSL Credit Facility and 2032 Asset-Backed Debt	2,622,979	3,025,882	6,588,949	9,772,633
Interest expense on notes to members	3,289,465	3,377,323	9,282,898	10,516,894
Administrative services expenses	300,000	300,000	900,000	900,000
Other general and administrative expenses (1)	226,534	144,650	617,168	372,010
Total expenses	6,438,978	6,847,855	17,389,015	21,561,537
Net investment income	2,754,641	1,606,433	7,109,004	4,288,363
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(3,403,414)	(1,673,907)	(4,678,967)	(1,255,546)
Net change in unrealized appreciation (depreciation) on:
Investments	1,919,837	6,012,106	9,584,078	(13,744,548)
Credit facility foreign currency translation	—	(3,566,638)	(489,034)	(878,744)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translation	1,919,837	2,445,468	9,095,044	(14,623,292)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translation	(1,483,577)	771,561	4,416,077	(15,878,838)
Net increase (decrease) in members' equity resulting from operations	$1,271,064	$2,377,994	$11,525,081	$(11,590,475)

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows:

Asset Category	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$180,549,828	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	697,219,397	Market Comparable	Market Yield	5.7% – 14.4% (6.0)
Second lien	16,746,183	Market Comparable	Market Yield	10.0% – 14.0% (10.7)
First lien	5,496,257	Enterprise Market Value	EBITDA multiple	6.5
Second lien	833,133	Enterprise Market Value	EBITDA multiple	5.9x
Equity	76,892,586	Enterprise Market Value	EBITDA multiple	4.5x – 22.6x (11.2x)
Equity	7,618,772	Enterprise Market Value	DLOM	3.6%
Total Level 3 investments	$985,356,156
Long-Term Credit Facility	$133,066,500	Market Comparable	Market Yield	2.1%

Asset Category	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$114,844,301	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	848,114,233	Market Comparable	Market Yield	5.4% – 19.5% (8.4%)
Second lien	23,017,187	Market Comparable	Market Yield	9.3% – 11.0% (9.5%)
First lien	5,657,214	Enterprise Market Value	EBITDA multiple	0.3x
Second lien	6,893,843	Enterprise Market Value	EBITDA multiple	0.3x – 8.5x (2.0x)
Equity	48,491,115	Enterprise Market Value	EBITDA multiple	0.3x – 15.2x (10.4x)
Total Level 3 investments	$1,047,017,893
Long-Term Credit Facility	$299,047,275	Market Comparable	Market Yield	3.4%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, 2026 Notes and the 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy:

	Fair Value at June 30, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$883,265,482	$—	$—	$883,265,482	$—
Second lien	17,579,316	—	—	17,579,316	—
Equity	134,978,875	—	—	84,511,358	50,467,517
Total investments	1,035,823,673	—	—	985,356,156	50,467,517
Cash and cash equivalents	48,702,743	48,702,743	—	—	—
Total investments and cash and cash equivalents	$1,084,526,416	$48,702,743	$—	$985,356,156	$50,467,517
Long-Term Credit Facility	$133,066,500	$—	$—	$133,066,500	$—
2023 Notes	110,607,514	110,607,514	—	—	—
2026 Notes (2)	97,013,575	—	97,013,575	—	—
2031 Asset-Backed Debt (2)	225,339,466	—	—	225,339,466	—
Total debt	$566,027,055	$110,607,514	$97,013,575	$358,405,966	$—

(1)

In accordance with ASC 820, our equity investment in PSSL is valued using the net asset value per share (or its equivalent) as a practical expedient for fair value and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the 2026 Notes or the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value. As of June 30, 2021, the carrying value of the 2026 Notes approximates the fair value. As of June 30, 2021 and September 30, 2020, the carrying value of the 2031 Asset-Backed Debt approximates the fair value.

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

JUNE 30, 2021

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2021
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$968,615,748	$78,402,145	$1,047,017,893
Net realized loss	(3,797,448)	(10,617,322)	(14,414,770)
Net change in unrealized appreciation	14,440,326	30,404,958	44,845,284
Purchases, PIK interest, net discount accretion and non-cash exchanges	448,246,901	25,199,861	473,446,762
Sales, repayments and non-cash exchanges	(544,240,045)	(21,298,968)	(565,539,013)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$883,265,482	$102,090,674	$985,356,156
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$11,044,213	$29,005,678	$40,049,891

	Nine Months Ended June 30, 2020
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$944,900,800	$86,836,779	$1,031,737,579
Net realized (loss) gain	(6,687,146)	(1,215,446)	(7,902,592)
Net change in unrealized depreciation	(19,324,825)	(12,556,367)	(31,881,192)
Purchases, PIK interest, net discount accretion and non-cash exchanges	416,471,631	7,141,958	423,613,589
Sales, repayments and non-cash exchanges	(341,712,763)	(5,479,035)	(347,191,798)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$993,647,697	$74,727,889	$1,068,375,586
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(22,421,965)	$(11,367,951)	$(33,789,916)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Long-Term Credit Facility	2021	2020
Beginning Balance (cost – $308,598,500 and $265,307,500, respectively)	$299,047,275	$263,988,583
Net change in unrealized appreciation (depreciation) included in earnings	9,217,725	(9,353,503)
Borrowings	255,500,000	265,000,000
Repayments	(430,698,500)	(178,709,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $133,400,000 and $351,598,500, respectively)	$133,066,500	$340,926,080

As of June 30, 2021, we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three and nine months ended June 30, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $3.2 million and $(11.3) million, respectively. For the three and nine months ended June 30, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(12.2) million and $22.7 million, respectively. As of June 30, 2021 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $7.5 million and $18.8 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2021 were as follows:

Name of Investment	Fair value at September 30, 2020	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2021	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
Country Fresh Holding Company Inc.	$11,086,834	$4,191,843	$(26,156,024)	$10,877,347	$—	$167,794	$122,570	$(20,587,656)
Total Non-Controlled Affiliates	$11,086,834	$4,191,843	$(26,156,024)	$10,877,347	$—	$167,794	$122,570	$(20,587,656)
Controlled Affiliates
Marketplace Events, LLC (1)	$16,155,762	$5,161,521	$(1,052,048)	$5,577,182	$25,842,417	$130,626	$195,630	$(1,052,048)
PennantPark Senior Secured
Loan Fund I LLC *	165,289,324	22,137,500	—	3,915,693	191,342,517	8,122,284	6,168,750	—
Total Controlled Affiliates	$181,445,086	$27,299,021	$(1,052,048)	$9,492,875	$217,184,934	$8,252,910	$6,364,380	$(1,052,048)
Total Controlled and Non-Controlled Affiliates	$192,531,920	$31,490,864	$(27,208,072)	$20,370,222	$217,184,934	$8,420,704	$6,486,950	$(21,639,704)

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

(1)	Marketplace Events, LLC became a controlled affiliate during the quarter ended December 31, 2020.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator for net increase (decrease) in net assets resulting from operations	$14,707,479	$12,555,145	$52,511,411	$1,426,990
Denominator for basic and diluted weighted average shares	38,772,074	38,772,074	38,772,074	38,772,074
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.38	$0.32	$1.35	$0.04

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2021 and September 30, 2020, cash and cash equivalents consisted of money market funds in the amounts of $48.7 million and $57.5 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$12.31	$12.97
Net investment income (1)	0.78	0.85
Net change in realized and unrealized gain (loss) (1)	0.58	(0.81)
Net increase (decrease) in net assets resulting from operations (1)	1.36	0.04
Distributions to stockholders (1), (2)	(0.86)	(0.86)
Net asset value, end of period	$12.81	$12.16
Per share market value, end of period	$12.72	$8.40
Total return* (3)	62.85%	(20.21)%
Shares outstanding at end of period	38,772,074	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.01%	5.25%
Ratio of debt related expenses to average net assets (5)	4.36%	5.94%
Ratio of total expenses to average net assets (5)	8.37%	11.19%
Ratio of net investment income to average net assets (5)	8.25%	9.09%
Net assets at end of period	$496,631,680	$471,334,378
Weighted average debt outstanding	$623,131,714	$742,391,378
Weighted average debt per share (1)	$16.07	$19.15
Asset coverage per unit (6)	$1,845	$1,617
Portfolio turnover ratio	61.24%	40.49%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2021 and 2020, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.4% and 3.9%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 184% and 168%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $400 million (reduced from $520 million on January 19, 2021) as of June 30, 2021, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of June 30, 2021 and September 30, 2020, Funding I had $133.4 million and $308.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.1% and 2.2%, exclusive of the fee on undrawn commitments as of June 30, 2021 and September 30, 2020, respectively. As of June 30, 2021 and September 30, 2020, we had $266.6 million and $211.4 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2021, we were in compliance with the covenants relating to the Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee of which $117.8 million and $138.6 million was outstanding as of June 30, 2021 and September 30, 2020, respectively.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both June 30, 2021 and September 30, 2020, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7%. As of June 30, 2021 and September 30, 2020, the unamortized fees on the 2031 Asset-Backed Debt were $2.7 million and $3.1, respectively.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

JUNE 30, 2021

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2021 and September 30, 2020, we had $99.5 million and $73.3 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of zero and $22.1 million to PSSL as of June 30, 2021 and September 30, 2020, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

Subsequent to quarter end, PFLT had new originations of $102.0 million, and PSSL had new originations of $29.0 million .

Subsequent to quarter end we and a subsidiary of Kemper Corporation (NYSE: KMPR), Trinity Universal Insurance Company, have agreed to increase our capital commitments to PSSL from $230 million to $275 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of June 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended June 30, 2021 and 2020, and cash flows for the nine-month periods ended June 30, 2021 and 2020, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 4, 2021

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

COVID-19 Developments

COVID-19 was first detected in December 2019 and has since been identified as a global pandemic by the World Health Organization. The effect of the ongoing COVID-19 pandemic or any worsening thereof, uncertainty relating to more contagious strains of the virus, the length of recovery of certain economic sectors in the U.S. and globally and the speed and efficiency of the vaccination process, including the extent to which the available vaccines are ineffective against any new COVID_19 variants, may create stress on the market and may affect some of our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including any worsening thereof or its duration in the United States and globally and any impact to our business operations or the business operations of our portfolio companies Depending on the length and magnitude of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers in the future. These developments could impact the value of our investments in such portfolio companies.

The COVID-19 pandemic, including any worsening thereof, may have an adverse impact on certain sectors of the global economy. Particularly, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results as well as the future performance and financial results of our portfolio companies due to the risk of any sever adverse reactions to the vaccine, politicization of the vaccination process or general public skepticism of the safety and efficacy of the vacine. While we are unable to predict the ultimate adverse effect of COVID-19, or any worsening thereof, on our results of operation, we have identified certain factors that are likely to affect market, economic and geopolitical conditions, and thereby may adversely affect our business, including:

•	U.S. and global economic recovery;
•	changes in interest rates, including LIBOR;
•	limited availability of credit, both in the United States and internationally;
•	disruptions to supply-chains and price volatility;
•	changes to existing laws and regulations, or the imposition of new laws and regulations; and
•	uncertainty regarding future governmental and regulatory policies.

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of June 30, 2021, we had two portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in additional portfolio investments being placed on non-accrual status in the future.

Additionally, as of June 30, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 184% and 168%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2021, our debt portfolio consisted of 98% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 200 basis points and, after the revolving period ends in October 2021, the rate will reset to LIBOR (or an alternative risk-free floating interest rate index) plus 425 basis points. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2021, our portfolio totaled $1,035.8 million, which consisted of $883.2 million of first lien secured debt (including $140.9 million in PSSL), $17.6 million of second lien secured debt and $135.0 million of preferred and common equity (including $50.5 million in PSSL). Our debt portfolio consisted of 98% variable-rate investments. As of June 30, 2021, we had two portfolio companies on non-accrual, representing 2.8% and 2.7% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $18.9 million. Our overall portfolio consisted of 100 companies with an average investment size of $10.4 million, had a weighted average yield on debt investments of 7.5%, and was invested 85% in first lien secured debt (including 14% in PSSL), 2% in second lien secured debt and 13% in preferred and common equity (including 5% in PSSL). As of June 30, 2021, 97% of the investments held by PSSL were first lien secured debt.

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

For the three months ended June 30, 2021, we invested $248.3 million in 10 new and 16 existing portfolio companies with a weighted average yield on debt investments of 7.5%. Sales and repayments of investments for the three months ended June 30, 2021 totaled $283.3 million. For the nine months ended June 30, 2021, we invested $475.5 million in 19 new and 50 existing portfolio companies with a weighted average yield on debt investments of 7.5%. Sales and repayments of investments for the nine months ended June 30, 2021 totaled $565 million.

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

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2021, PSSL’s portfolio totaled $529.6 million, consisted of 66 companies with an average investment size of $8.0 million and had a weighted average yield on debt investments of 7.2%. As of September 30, 2020, PSSL’s portfolio totaled $393.0 million, consisted of 45 companies with an average investment size of $8.7 million and had a weighted average yield on debt investments of 6.8%.

For the three months ended June 30, 2021, PSSL invested $133.7 million (including $98.9 million purchased from the Company) in six new and 15 existing portfolio companies with a weighted average yield on debt investments of 7.0%. Sales and repayments of investments for the three months ended June 30, 2021 totaled $88.8 million. For the nine months ended June 30, 2021, PSSL invested $277.8 million (including $224.1 million purchased from the Company) in 30 new and 26 existing portfolio companies with a weighted average yield on debt investments of 7.2%. Sales and repayments of investments for the nine months ended June 30, 2021 totaled $163.1. million.

For the three months ended June 30, 2020, PSSL did not make any new or follow-on investments. Sales and repayments of investments for the three months ended June 30, 2020 totaled $28.3 million. For the nine months ended June 30, 2020, PSSL invested $87.1 million (including $86.7 million purchased from the Company) in 11 new and two existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the nine months ended June 30, 2020 totaled $102.6 million.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three and nine months ended June 30, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $3.2 million and $(11.3) million, respectively. For the three and nine months ended June 30, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(12.2) million and $22.7 million, respectively. As of June 30, 2021 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $7.5 million and $18.8 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2021 and 2020.

Investment Income

Investment income for the three and nine months ended June 30, 2021 was $20.9 million and $61.1 million, respectively, which was attributable to $18.2 million and $53.5 million from first lien secured debt and $2.7 million and $7.6 million from other investments, respectively. This compares to investment income for the three and nine months ended June 30, 2020, which was $22.8 million and $73.7 million, respectively, and was attributable to $21.0 million and $67.5 million from first lien secured debt and $1.8 million and $6.2 million from other investments, respectively. The decrease in investment income compared to the same periods in the prior year was primarily due to a decrease in the size of our portfolio and in LIBOR.

Expenses

Expenses for the three and nine months ended June 30, 2021 totaled $10.6 million and $30.8 million, respectively. Base management fee for the same periods totaled $2.6 million and $8.0 million, incentive fee totaled $1.7 million and $4.7 million, debt related interest and expenses totaled $5.9 million and $16.0 million and general and administrative expenses totaled $0.4 million and $1.8 million, respectively. This compares to expenses for the three and nine months ended June 30, 2020 which totaled $12.6 million and $40.7 million, respectively. Base management fee for the same periods totaled $2.9 million and $8.7 million, incentive fee totaled $2.0 million and $7.2 million, debt related interest and expenses totaled $6.7 million and $21.6 million and general and administrative expenses totaled $1.0 million and $2.9 million, respectively. The decrease in expenses for the three and nine months ended June 30, 2021 compared to the same periods in the prior year was primarily due to a decrease in Management Fees and debt related interest and expenses.

Net Investment Income

Net investment income totaled $10.3 million and $30.3 million, or $0.27 and $0.78 per share, for the three and nine months ended June 30, 2021, respectively. Net investment income totaled $10.2 million and $33.1 million, or $0.26 and $0.85 per share, for the three and nine months ended June 30, 2020, respectively.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2021 totaled $283.3 million and $565.5 million, respectively, and net realized losses totaled $13.0 million and $15.3 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2020 totaled $104.1 million and $347.2 million, respectively, and net realized losses totaled $7.4 million and $8.0 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and nine months ended June 30, 2021, we reported net change in unrealized appreciation on investments of $14.2 million and $48.8 million, respectively. For the three and nine months ended June 30, 2020, we reported net change in unrealized appreciation (depreciation) on investments of $21.9 million and $(46.4) million, respectively. As of June 30, 2021 and September 30, 2020, our net unrealized appreciation (depreciation) on investments totaled $18.9 million and $(29.9) million, respectively. The net change in unrealized appreciation on our investments compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC).

For the three and nine months ended June 30, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $3.2 million and $(11.3) million, respectively. For the three and nine months ended June 30, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(12.2) million and $22.7 million, respectively. As of June 30, 2021 and September 30, 2020, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $7.5 million and $18.8 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $14.7 million and $52.5 million, or $0.38 and $1.35 per share, respectively, for the three and nine months ended June 30, 2021. This compares to a net change in net assets resulting from operations of $12.6 million and $1.4 million, or $0.32 and $0.04 per share, respectively, for the three and nine months ended June 30, 2020. The increase in the net change in net assets from operations for the three and nine months ended June 30, 2021 compared to the same periods in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC).

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 184% and 168%, respectively.

The annualized weighted average cost of debt for the nine months ended June 30, 2021 and 2020, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.4% and 3.9%, respectively. As of June 30, 2021 and September 30, 2020, we had $266.6 million and $211.4 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $400 million (reduced from $520 million on January 19, 2021) as of June 30, 2021, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of October 2023 and a revolving period that ends in October 2021. As of June 30, 2021 and September 30, 2020, Funding I borrowed $133.4 million and $308.6 million under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.1% and 2.2%, exclusive of the fee on undrawn commitments as of June 30, 2021 and September 30, 2020, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2021, we were in compliance with the covenants relating to the Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $117.8 million and $138.6 million was outstanding as of June 30, 2021 and September 30, 2020, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate

Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both June 30, 2021 and September 30, 2020, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7%.

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

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, the Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For both the nine months ended June 30, 2021 and 2020, we did not issue any shares.

As of June 30, 2021 and September 30, 2020, we had cash equivalents of $48.7 million and $57.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $124.4 million for the nine months ended June 30, 2021, and our financing activities used cash of $132.3 million for the same period. Our operating activities provided cash primarily from our investment activities and our financing activities used cash primarily to pay down our Credit Facility, partially offset by the 2026 Notes issuance.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2021 and September 30, 2020, PSSL had total assets of $582.3 million and $406.4 million, respectively. As of June 30, 2021, PSSL had $36.0 million of unused borrowing capacity under the PSSL Credit Facility (as defined point below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $42.1 million. As of September 30, 2020, PSSL had $107.5 million of unused borrowing capacity under the PSSL Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $11.1 million. As of June 30, 2021 and September 30, 2020, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of zero and $25.3 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2021 and September 30, 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $140.9 million and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $60.4 million and $53.7 million (additional $6.6 million unfunded), respectively.

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

PSSL has entered into a $155.0 million (increased from $125.0 million on June 3, 2021) senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points, or the PSSL Credit Facility, with Ally Bank through a wholly-owned subsidiary, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

	June 30, 2021	September 30, 2020
Total investments	$529,550,143	$392,986,090
Weighted average yield on debt investments	7.2%	6.8%
Number of portfolio companies in PSSL	66	45
Largest portfolio company investment	$18,985,199	$20,614,860
Total of five largest portfolio company investments	$84,371,461	$93,320,993

Below is a listing of PSSL’s individual investments as of June 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 893.8%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	9,000,000	$8,869,360	$8,865,000
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%		3M L+700	5,600,062	5,441,637	5,292,059
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	5.75%		3M L+475	6,859,028	6,725,707	6,756,143
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	5,735,345	5,660,910	5,677,995
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	1,028,431	1,028,431	1,028,431
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	2,232,458	2,232,458	2,232,458
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,522,727	4,427,156	4,454,886
BEI Precision Systems & Space Company, Inc.	04/28/2023	Aerospace and Defense	6.50%		3M L+550	4,898,433	4,879,241	4,898,433
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625	12,977,059	12,961,555	12,977,059
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850	12,248,527	12,192,195	11,849,226
			(PIK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%		3M L+425	2,666,667	2,660,000	2,667,787
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%		3M L+450	5,633,244	5,531,644	5,576,911
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%		1M L+675	9,476,414	9,424,670	9,144,739
			(PIK 1.00%)
Datalot Inc.	01/24/2025	IT Services	6.25%		3M L+525	5,721,033	5,721,033	5,721,033
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.20%		1M L+500	3,236,257	3,113,902	3,220,076
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	8,768,709	8,706,392	8,768,709
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	7,346,670	7,291,999	7,346,670
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%		1M L+625	15,715,273	15,618,662	15,636,697
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%		3M L+800	5,734,505	5,588,194	5,648,487
			(PIK 3.50%)
ECL Entertainment, LLC	04/01/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750	2,653,846	2,627,496	2,706,923
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%		1M L+450	4,994,355	4,994,355	4,969,383
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.75%		3M L+475	8,000,000	7,960,000	8,005,040
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.08%		1M L+594	4,769,595	4,728,171	4,733,824
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		3M L+625	15,000,000	14,708,385	14,700,000
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	4,000,000	3,980,000	3,980,000
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		3M L+500	2,487,500	2,429,112	2,462,625
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600	6,490,000	6,420,647	6,457,550
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	7.00%		3M L+600	13,623,288	13,358,818	13,350,822
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737	11,241,985	11,296,864	11,270,091
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%		1M L+450	11,604,442	11,561,355	11,604,442
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700	19,500,000	19,216,422	18,985,199
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750	10,358,913	10,300,646	9,648,292
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.50%		1M L+550	5,721,033	5,614,807	5,635,217
Marketplace Events, LLC - Super Priority First Lien Term Loan	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	607,780	607,780	607,780
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	09/30/2025	Media: Diversified and Production	—		—	589,122	—	—
Marketplace Events LLC	09/30/2026	Media: Diversified and Production	0.00%	(5)	—	4,542,421	3,441,474	4,061,543
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%		3M L+550	10,000,000	9,804,802	9,800,000
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%		3M L+575	7,500,000	7,351,134	7,350,000
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550	5,604,571	5,474,298	5,506,490
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500	5,904,543	5,889,126	5,904,543
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550	14,550,000	14,475,026	13,567,875
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450	7,743,419	7,736,154	6,988,436
Ox Two, LLC	05/18/2026	Construction Materials	7.00%		1M L+600	4,987,500	4,910,883	4,887,750
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.14%		1M L+500	9,717,651	9,530,136	9,304,651
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	1,581,862	1,570,024	1,581,862
PlayPower, Inc.	05/08/2026	Consumer Goods: Durable	5.65%		3M L+550	3,815,940	3,726,581	3,782,551
Recteq, LLC	01/29/2026	Leisure Products	7.00%		3M L+600	4,987,500	4,895,954	4,937,625
Research Now Group, Inc. and Dynata	12/20/2024	Diversified Consumer Services	6.50%		3M L+550	10,720,361	10,626,399	10,572,956
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%		3M L+600	5,721,033	5,631,555	5,477,889
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550	5,593,348	5,531,678	5,565,381
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%		1M L+700	11,839,207	11,820,819	11,099,257
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.39%		3M L+450	12,590,625	12,464,645	12,590,625
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550	4,431,806	4,427,127	4,409,647
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575	5,908,800	5,866,573	5,908,800
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%		3M L+900	4,389,000	4,511,713	4,773,038
STV Group Incorporated	12/11/2026	Construction and Building	5.34%		1M L+525	9,099,285	9,024,465	9,008,292
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%		3M L+600	4,975,000	4,881,266	4,975,000
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450	10,541,321	10,514,240	10,422,731
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525	5,720,886	5,642,373	5,654,123
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.50%		3M L+550	5,721,250	5,641,944	5,664,038
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575	13,548,415	13,540,579	13,548,415
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525	8,856,566	8,668,440	8,590,869
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%		1M L+575	8,579,757	8,618,618	8,493,959
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625	6,636,062	6,596,499	6,636,062
Tyto Athene, LLC	04/01/2028	IT Services	6.25%		1M L+550	11,471,250	11,360,755	11,431,101
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450	17,616,573	17,493,302	17,352,324
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500	11,030,410	10,834,980	10,975,256
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.00%		1M L+500	12,468,750	12,163,305	12,157,030
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.25%		3M L+525	5,721,033	5,669,386	5,663,821
Total First Lien Secured Debt							518,216,260	515,523,927

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Second Lien Secured Debt - 20.1%
DBI Holding, LLC, Term Loan B	02/01/2026	Business Services	9.00%	—	8,672,665	8,672,665	8,672,665
			(PIK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000,000	2,943,304	2,940,000
Total Second Lien Secured Debt						11,615,969	11,612,665
Equity Securities - 4.2%
DBI Holding, LLC, Series A-1	—	Business Services	13.00%	—	5,034	5,034,310	2,413,551
DBI Holding, LLC, Series B	—	Business Services	—	—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	—
Total Equity Securities						5,270,831	2,413,551
Total Investments - 918.1%						535,103,060	529,550,143
Cash and Cash Equivalents - 73.%
BlackRock Federal FD Institutional 30						34,254,985	34,254,985
US Bank Cash						7,860,209	7,854,250
Total Cash and Cash Equivalents						42,115,194	42,109,235
Total Investments and Cash Equivalents —991.1%						$577,218,254	$571,659,378
Liabilities in Excess of Other Assets — (891.1)%							(513,982,214)
Members' Equity—100.0%							$57,677,164

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Par amount is denominated in Australian Dollars (A$) or in Canadian Dollars (C$) as denoted.
(5)	Non-income producing security.

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	June 30, 2021	September 30, 2020
	(Unaudited)
Assets
Investments at fair value (cost—$535,103,060 and $408,251,402, respectively)	$529,550,143	$392,986,090
Cash and cash equivalents (cost—$42,115,194 and $11,115,373, respectively)	42,109,235	11,121,479
Interest receivable	1,647,150	2,235,595
Receivable for investments sold	7,323,360
Prepaid expenses and other assets	1,622,665	62,812
Total assets	582,252,553	406,405,976
Liabilities
Payable for investments purchased	25,367,746	—
PSSL Credit Facility payable	89,000,000	—
Capital One, N.A. credit facility payable	—	216,969,469
2032 Asset-Backed Debt, net (par—$246,000,000)	242,604,881	—
Notes payable to members	161,000,000	143,290,000
Interest payable on PSSL Credit Facility	3,170,546	490,858
Interest payable on notes to members	3,322,400	32,719
Accrued other expenses	109,816	10,845
Total liabilities	524,575,389	360,793,891
Commitments and contingencies (1)	—	—
Members' equity	57,677,164	45,612,085
Total liabilities and members' equity	$582,252,553	$406,405,976

(1)	As of June 30, 2021 and September 30, 2020, PSSL had unfunded commitments to fund investments of $0.6 million and zero, respectively.

Statements of Operations
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Investment income:
Interest	$8,687,589	$8,396,474	$23,740,662	$25,795,723
Other income	506,030	57,814	757,357	54,177
Total investment income	9,193,619	8,454,288	24,498,019	25,849,900
Expenses:
Interest and expenses on PSSL Credit Facility and 2032 Asset-Backed Debt	2,622,979	3,025,882	6,588,949	9,772,633
Interest expense on notes to members	3,289,465	3,377,323	9,282,898	10,516,894
Administrative services expenses	300,000	300,000	900,000	900,000
Other general and administrative expenses (1)	226,534	144,650	617,168	372,010
Total expenses	6,438,978	6,847,855	17,389,015	21,561,537
Net investment income	2,754,641	1,606,433	7,109,004	4,288,363
Realized and unrealized gain (loss) on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(3,403,414)	(1,673,907)	(4,678,967)	(1,255,546)
Net change in unrealized appreciation (depreciation) on:
Investments	1,919,837	6,012,106	9,584,078	(13,744,548)
Credit facility foreign currency translation	—	(3,566,638)	(489,034)	(878,744)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translation	1,919,837	2,445,468	9,095,044	(14,623,292)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translation	(1,483,577)	771,561	4,416,077	(15,878,838)
Net increase (decrease) in members' equity resulting from operations	$1,271,064	$2,377,994	$11,525,081	$(11,590,475)

(1)	Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2021, including borrowings under our Credit Facility, 2023 Notes, 2026 Notes, 2031 Asset-Backed Debt and other contractual obligations, is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$133.4	$—	$133.4	$—	$—
2023 Notes	117.8	20.8	97.0	—	—
2026 Notes	100.0	—	—	100.0	—
2031 Asset-Backed Debt	228.0	—	—	—	228.0
Total debt outstanding (1)	$579.2	$20.8	$230.4	$100.0	$228.0
Unfunded commitments to PSSL	—	—	—	—	—
Unfunded investments (2)	99.5	21.1	32.9	38.2	7.3
Total contractual obligations	$678.7	$41.9	$263.3	$138.2	$235.3

(1)	The annualized weighted average cost of debt as of June 30, 2021 was 3.2% exclusive of the fee on the undrawn commitment on the Credit Facility.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

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

Recent Developments

Subsequent to quarter end, PFLT had new originations of $102.0 million, and PSSL had new originations of $29.0 million .

Subsequent to quarter end we and a subsidiary of Kemper Corporation (NYSE: KMPR), Trinity Universal Insurance Company, have agreed to increase our capital commitment to PSSL from $230 million to $275 million.

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

During the three and nine months ended June 30, 2021 and 2020, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $11.1 and $33.2 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, our debt portfolio consisted of 98% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate (or an alternative risk-free floating interest rate index) and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(1,059)	$(3)
Up 1%	(950)	(2)
Up 2%	4,523	12
Up 3%	9,996	26
Up 4%	$15,468	$40

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 4, 2021	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Richard Cheung
Richard Cheung
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)