Form 10-K
period 2021-09-30
PennantPark Floating Rate Capital Ltd.
filed 2021-11-17
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2021 based on the closing price on that date of $11.88 on The Nasdaq Global Select Market was approximately $453 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 38,880,728 shares of the Registrant’s common stock outstanding as of November 17, 2021.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “MCG” refers to MCG Capital Corporation; “Prior Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated with Truist Bank (formerly SunTrust Bank) and other lenders, originally entered into on June 23, 2011 and terminated on August 12, 2021; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

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

•

the use of leverage to fund our investments, including the indebtedness resulting from our Credit Facility, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

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

•

potential litigation, whether initiated by shareholders or other parties, and, with respect to the holders of our 2023 Notes and our 2026 Notes, the ability to enforce civil judgments against us and our directors, officers and experts; and

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

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Prior Credit Facility. On August 12, 2021, we terminated the Prior Credit Facility, and Funding I, as borrower, entered into the Credit Facility, which provides the ability for Funding I to borrow up to $300 million. The Credit Facility is secured by all of the assets of Funding I.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested $13.8 billion in 585 companies with more than 195 different financial sponsors through its managed funds.

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

Leverage

As of September 30, 2021, we maintained a $300 million Credit Facility, which matures in August 2026, with the Lenders. The Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period ends in August 2024, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points. The Credit Facility is secured by all of the assets held by Funding I, under which we had $219.4 million outstanding as of September 30, 2021. The Credit Facility had a weighted average interest rate of 2.3%, exclusive of the fee on undrawn commitments as of September 30, 2021 . The Prior Credit Facility had a weighted average interest rate of 2.2%, exclusive of the fee on undrawn commitments as of September 30, 2020. As of September 30, 2021 and 2020, we had $80.6 million of unused borrowing capacity under our Credit Facility and $211.4 million of unused borrowing capacity under our Prior Credit Facility, respectively, subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 140% and 170% of our net assets, or approximately 60% to 65% of our managed assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing.

As of September 30, 2021 we had $117.8 million in aggregate principal amount of 2023 Notes outstanding. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee. The 2023 Notes pay interest at a rate of 4.3% per year. As a result of the downgrade of the 2023 Notes from “ilA+” to “ilA-” in March 2020, the interest rate of the 2023 Notes was increased to 4.3% from 3.8%. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

In March 2021, we issued $100.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. As of September 30, 2021, we had $100.0 million in aggregate principal amount of 2026 Notes outstanding. The 2026 Notes were issued pursuant to the Base Indenture, dated March 23, 2021 (the “Base Indenture”), between the Company and American Stock Transfer & Trust Company, LLC (the “Trustee”), as supplemented by the First Supplemental Indenture, dated March 23, 2021, between the Company and the Trustee. The 2026 Notes are due on April 1, 2026 and may be redeemed in whole or in part at the Company’s option. The 2026 Notes bear interest at a rate of 4.25% per year payable semi-annually on April 1 and October 1 of each year. The 2026 Notes are the Company’s direct unsecured obligations and rank pari passu in right of payment with the Company’s current and future unsecured unsubordinated indebtedness, senior to any of the Company’s future indebtedness that expressly states it is subordinated in right of payment to the 2026 Notes, effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured, but to which the Company subsequently grant security) to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. As of both September 30, 2021 and 2020, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.6% and 2.7%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF.  We recognized $0.4 million of realized gain upon the formation of PTSF. As of September 30, 2021, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2021 (1)	Portfolio Company	2020 (1)
By Light Professional IT Services, LLC	4%	By Light Professional IT Services, LLC	4%
Lilly Lashes	4	Lightspeed Buyer Inc.	4
Marketplace Events LLC	4	GSM Holdings, Inc.	3
Lightspeed Buyer Inc.	3	MeritDirect, LLC	3
MeritDirect, LLC	3	Datalot Inc.	2
Ox Two, LLC	3	GCOM Software LLC	2
TVC Enterprises, LLC	3	Integrative Nutrition, LLC	2
GCOM Software LLC	2	Research Now Group, Inc. and Survey	2
		Sampling International LLC
Lombart Brothers, Inc.	2	Tensar Corporation	2
UBEO, LLC	2	The Infosoft Group, LLC	2

Industry	2021 (1)	Industry	2020 (1)
Media	9%	Professional Services	8%
Professional Services	8	High Tech Industries	6
Personal Products	7	Aerospace and Defense	5
Capital Equipment	6	Business Services	5
Commercial Services & Supplies	5	Capital Equipment	5
IT Services	5	Media	5
Media: Diversified and Production	5	Construction and Building	4
Business Services	4	Healthcare and Pharmaceuticals	4
Healthcare Technology	4	Healthcare Technology	4
High Tech Industries	4	Hotel, Gaming and Leisure	4

(1)	Excludes investments in PSSL.

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser earned a base management fee of $10.7 million, $11.4 million and $10.2 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser earned $5.3 million, $9.3 million and $7.6 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2021, 2020 and 2019, we accrued an incentive fee on capital gains of approximately zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2021, 2020 and 2019 was zero, zero, and $(1.4) million, respectively.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2021. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2022. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2021, 2020 and 2019, we reimbursed the Investment Adviser approximately $1.1 million, $1.6 million and $1.9 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2022. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2021, PSSL had total assets of $603.6 million. As of the same date, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate of $48.0 million. PSSL’s portfolio consisted of debt investments in 74 portfolio companies as of September 30, 2021. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSSL was $18.9 million and the five largest investments totaled $84.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2021 and 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment made in PSSL consisted of first lien secured debt of $140.9 million (additional $29.4 million unfunded) and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $60.4 million (additional $12.6 million unfunded) and $53.7 million (additional $6.6 million unfunded), respectively.

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

Proxy Voting Records

You may obtain information about how we voted proxies, free of charge, by calling us collect at (212) 905-1000 or by making a written request for proxy voting information to: Richard Cheung, Chief Financial Officer and Treasurer, 590 Madison Avenue, 15th Floor, New York, New York 10022.

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

If we are unable to maintain our status as a RIC, we also would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable as dividends to our stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, U.S. non-corporate stockholders generally would be eligible to treat such dividends as “qualified dividend income,” which generally would be subject to reduced rates of U.S. federal income tax, and dividends paid by us to certain U.S. corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be treated as a RIC for federal income tax purposes in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five taxable years.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are subject to various covenants under Funding I’s Credit Facility which, if not complied with, could result in reduced availability and/or mandatory prepayments under Funding I’s Credit Facility, our 2023 Notes, the 2026 Notes and our 2031 Asset-Backed Debt.

In addition to the asset coverage ratio requirements, our Credit Facility contains various covenants applicable to Funding I, which restricts our ability to borrow funds, and the deed of trust governing our 2023 Notes, the indenture governing our 2026 Notes and the indenture governing our 2031 Asset-Backed Debt contain various covenants which, if not complied with, could accelerate repayment of the 2023 Notes, the 2026 Notes and the 2031 Asset-Backed Debt, respectively. For example, the Credit Facility’s income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall. This could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;
•	A requirement to maintain a minimum amount of stockholders’ equity; and
•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity in Funding I or to result in the ability of the trustee and our note holders to accelerate amounts due under the deed of trust governing our 2023 Notes, the indenture governing our 2026 Notes or the indenture governing our 2031 Asset-Backed Debt. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility.

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

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the 90% Income Test, the Diversification Tests, and the Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year an amount at least equal to the Excise Tax Avoidance Requirement.

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

•

Senior Securities. As a result of issuing senior securities, including our 2023 Notes and our 2026 Notes, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

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

Our current debt is governed by the terms of the Credit Facility, the deed of trust governing the 2023 Notes, the indenture governing our 2026 Notes and the indenture governing the 2031 Asset-Backed Debt, and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

As of September 30, 2021 and 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 175% and 168%, respectively. Since our leverage was 138% and 148% of our net assets as of September 30, 2021 and 2020, respectively, we would have to receive an annual return of at least 1.8% and 1.6%, respectively, to cover annual interest payments.

As of September 30, 2021, we had outstanding borrowings of $219.4 million under our Credit Facility, $117.8 million outstanding under our 2023 Notes, $100 million under our 2026 Notes, and $228.0 million outstanding under the 2031 Asset-Backed Debt. Our consolidated debt outstanding was $665.2 million and had a weighted average annual interest rate at the time of 3.4%, exclusive of the fees on the undrawn commitment on our Credit Facility. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2021 of 56% of total assets (including such borrowed funds), at the current interest rate at the time of 3.1%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(28.0)%	(16.1)%	(4.1)%	7.8%	19.7%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

As a result of any issuance of debt securities and borrowings under our Credit Facility, the 2023 Notes, the 2026 Notes and the 2031 Asset-Backed Debt, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

Our Credit Facility expires in August 2026. We utilize proceeds from the Credit Facility to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at maturity of the Credit Facility, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $12.79 and $8.44 on September 30, 2021 and 2020, respectively. Our NAV per share was $12.62 and $12.31 as of the same dates, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (including a BDC) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

RISKS RELATING TO AN INVESTMENT IN OUR DEBT SECURITIES

Risks Relating to Our 2023 Notes

The 2023 are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2023 Notes Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2023 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of September 30, 2021, we had $219.4 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2023 Notes to the extent of the value of such assets.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2023 Notes Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2023 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise.

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

The 2023 Notes may trade at a discount to their initial offering price depending on prevailing interest rates, foreign currency exchange rates, the market for similar securities, our credit ratings, our financial condition or other relevant factors. We cannot assure holders of the 2023 Notes that a liquid trading market will develop for the 2023 Notes, that they will be able to sell their 2023 Notes at a particular time or that the price they receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2023 Notes may be harmed. Accordingly, investors may be required to bear the financial risk of an investment in the 2023 Notes for an indefinite period of time.

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

Risks Relating to Our 2026 Notes

The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of September 30, 2021, we had $219.4 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2026 Notes to the extent of the value of such assets.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of PennantPark Floating Rate Capital Ltd. and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the Credit Facility is held through Funding I, and our secured indebtedness with respect to the 2031 Asset-Backed Debt is held through the Securitization Issuer. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2026 Notes will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise.

The indenture under which the 2026 Notes were issued contains limited protection for their respective holders.

The indenture under which the 2026 Notes were issued offers limited protection for their respective holders. The terms of the indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on each holder’s investment in the 2026 Notes. In particular, the terms of the indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2026 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture will not require us to offer to purchase the 2026 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2026 Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2026 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2026 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and the 2026 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture governing the 2026 Notes and the 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2026 Notes.

The optional redemption provision may materially adversely affect your return on the 2026 Notes.

The 2026 Notes will be redeemable in whole or in part upon certain conditions at any time, or from time to time, at our option, on or after January 1, 2026. We may choose to redeem the 2026 Notes at times when prevailing interest rates are lower than the interest rate paid on the 2026 Notes. In this circumstance, investors may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2026 Notes being redeemed.

We may not be able to repurchase the 2026 Notes upon a Change of Control Repurchase Event.

Upon the occurrence of a Change of Control Repurchase Event, as defined in the indenture governing the 2026 Notes, subject to certain conditions, we will be required to offer to repurchase all outstanding 2026 Notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of 2026 Notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of the 2026 Notes tendered. Before making any such repurchase of the 2026 Notes, we may have to comply with certain requirements under our then existing financing arrangements, such as the Credit Facility and the 2023 Notes. Our future debt instruments may also contain similar restrictions and provisions. If the holders of the 2026 Notes exercise their right to require us to repurchase the 2026 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the 2026 Notes or our other debt.

While a trading market has developed after issuing the 2026 Notes, we cannot assure you that an active trading market for the 2026 Notes will be maintained.

While a trading market developed after issuing the 2026 Notes, we cannot assure you that an active and liquid market for the 2026 Notes will be maintained. We do not intend to list the 2026 Notes on any securities exchange or for quotation of the 2026 Notes on any automated dealer quotation system. If the 2026 Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, including the impact of COVID-19, our financial condition, performance and prospects and other factors. The underwriters of the 2026 Notes may discontinue any market-making in the 2026 Notes at any time at their sole discretion. In addition, any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will be maintained for the 2026 Notes, that you will be able to sell the 2026 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2026 Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility, the 2023 Notes, the 2031 Asset-Backed Debt or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders or holders under our Credit Facility, the 2023 Notes, the 2031 Asset-Backed Debt or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders or holders under the agreements relating to our Credit Facility, the 2023 Notes, the 2031 Asset-Backed Debt or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility, the 2023 Notes, the 2031 Asset-Backed Debt or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders or holders having secured obligations, including the lenders or holders under our Credit Facility and the 2031 Asset-Backed Debt, could proceed against the collateral securing such debt. Because our Credit Facility, the 2023 Notes and the 2031 Asset-Backed Debt have, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

A downgrade, suspension or withdrawal of a credit rating assigned by a rating agency to us or our unsecured debt, if any, or change in the debt markets could cause the liquidity or market value of the 2026 Notes to decline significantly.

Our credit ratings are an assessment by a rating agency of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2026 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2026 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by a rating agency if in its judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant. An increase in the competitive environment, inability to cover distributions, or increase in leverage could lead to a downgrade in our credit ratings and limit our access to the debt and equity markets capability impairing our ability to grow the business. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the 2026 Notes.

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

In December 2019, COVID-19 was first detected in the city of Wuhan in the Hubei province of China.  The spread of COVID-19 resulted in governmental orders imposing travel restrictions and prolonged closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation around the world, which materially disrupted the demand for our portfolio companies’ products and services and made it more difficult for our portfolio companies to conduct their businesses. In addition, supply chains worldwide have been, and continue to be, interrupted, slowed, or rendered inoperable as a result of the COVID-19 pandemic and other factors. Governmental mandates to control the outbreak resulted in forced shutdowns of certain of our portfolio companies’ facilities for extended periods. These prolonged disruptions in the business of our portfolio companies, including disruptions in their supply chains, adversely affected their ability to obtain the necessary raw materials or components to make their products and caused a decline in some cases in the demand for their products or services. This required certain of our portfolio companies to furlough or lay off employees, terminate relationships with service providers or otherwise significantly curtail their standard business operations, which has in some cases caused a negative impact on their operating results.

The global impact of the COVID-19 outbreak continues to evolve and could continue to adversely affect our operations and the operations of our portfolio companies. The COVID-19 pandemic has resulted in, among other things, the following: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (iv) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; and (v) in some cases, unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers. The outbreak has led to a continued adverse impact on economic and market conditions. The full impact on global markets from COVID-19 is difficult to predict, and the degree to which COVID-19 will continue to negatively affect our operating results or the duration of any potential business disruption remains uncertain. The extent to which COVID-19 will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted, all of which are beyond our control. These future events, while unpredictable, may adversely affect our operating results and the operating results of our portfolio companies. As COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, remain uncertain and difficult to assess. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19, it may have a material adverse impact on our future financial condition.

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

The COVID-19 pandemic resulted in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19. Disruptions in the capital markets have in the past increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions adversely affected our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity may again negatively impact us. Such unfavorable economic conditions could also increase our funding costs and limit our access to the capital markets, and may result in a decision by lenders not to extend credit to us in the future. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and the fair values of our debt and equity investments. As such, we could also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new diseases, and the resulting financial and economic market uncertainty could have a significant adverse impact on us.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, investor liquidity and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or halted, as a result of government quarantine measures, restrictions on travel and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2021, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The Nasdaq Global Select Market and the TASE under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share on The Nasdaq Global Select Market for each full quarterly period within the fiscal years ended September 30, 2021 and 2020.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices		of High Sale	of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2021
Fourth quarter	$12.62	$13.41	$12.51	6%	(1)%	$0.285
Third quarter	12.81	13.19	11.94	3	(7)	0.285
Second quarter	12.71	12.63	10.46	(1)	(18)	0.285
First quarter	12.70	10.96	7.80	(14)	(39)	0.285
Year Ended September 30, 2020
Fourth quarter	$12.31	$8.82	$7.98	(28)%	(35)%	$0.285
Third quarter	12.16	9.48	4.46	(22)	(63)	0.285
Second quarter	12.12	12.67	3.75	5	(69)	0.285
First quarter	12.95	12.56	11.33	(3)	(13)	0.285

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $12.79 and $8.44 on September 30, 2021 and 2020, respectively. Our NAV per share was $12.62 and $12.31 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2021, we had 40 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2021.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2021.

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

In January 2022, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, for both years ended September 30, 2021 and 2020 from ordinary income (including short-term gains), if any, totaled $44.2 million, or $1.14 per share, based on the weighted average shares outstanding for the respective periods. Additionally, for both years ended September 30, 2021 and 2020, we did not pay any distributions from long-term capital gains.

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

PFLT
S&P 500
Russell 2000
$230
$200
$170
$140
$110
$80
$50
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

 FEES AND EXPENSES

The following table is being provided to update, as of September 30, 2021, certain information in our registration statement on Form N-2 (File No. 333-235532), most recently declared effective by the SEC on January 29, 2020. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(3)
Management fees	2.18%	(4)
Incentive fees	1.09%	(5)
Interest on borrowed funds	5.00%	(6)
Acquired fund fees and expenses	4.54%	(7)
Other expenses	0.51%	(8)
Total estimated annual expenses	13.32%	(9)

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

(3)	Net assets attributable to common shares equals average net assets for the fiscal year ended September 30, 2021.
(4)	The contractual management fee is calculated at an annual rate of 1.00% of our average adjusted gross assets on September 30, 2021.
(5)

The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2021. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2021. For more detailed information about the incentive fee, please see “Item 1. Business—Investment Management Agreement” and “Item 1. Business—Investment Advisory Fees”.

(6)

As of September 30, 2021, we had $219.4 million in borrowings outstanding under our Credit Facility, $117.8 million outstanding under our 2023 Notes, $100.0 million outstanding under of 2026 Notes and $228.0 million outstanding under the 2031 Asset-Backed Debt. We may use proceeds of an offering of securities under any applicable registration statement to repay outstanding obligations under our Credit Facility. After completing any such offering, we may continue to borrow under our Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense, amendment costs incurred on our Credit Facility, and debt issuance costs, if any, for the fiscal year ended September 30, 2021 and we caution you that our actual interest expense in the future will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the amount provided in this table.

(7)

Our stockholders indirectly bear 87.5% of the expenses of our investment in PSSL. No management fee is charged by PennantPark Investment Advisers in connection with PSSL. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSSL fees and operating expenses are based on our share of the actual fees and operating expenses of PSSL for the fiscal year ended September 30, 2021. Expenses for PSSL may fluctuate over time and may be substantially higher or lower in the future.

Our stockholders indirectly bear 23.08% of the expenses of our investment in PTSF. A management fee equal to 0.30% per annum of the gross assets of PTSF and its subsidiaries is charged by PennantPark Investment Advisers in connection with PTSF (which is waived by PennantPark Investment Advisers). When applicable, fees and operating expenses estimates would be based on historic fees and operating expenses for acquired funds. For PTSF, which has a limited operating history, fees and operating expenses are estimates based on expected fees and operating expenses of PTSF for the applicable fiscal quarter, annualized for a full year. Expenses for PTSF may fluctuate over time and may be substantially higher or lower in the future.

(8)

“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement. Such expenses are based on estimated amounts for the current fiscal year.

(9)

“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of average net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 5.77% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.50%, (2) total net estimated annual expenses of 12.23% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$149	$352	$527	$865
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$157	$373	$554	$892

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

None

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

COVID-19 Developments

COVID-19 was first detected in December 2019 and has since been identified as a global pandemic by the World Health Organization. The effect of the ongoing COVID-19 pandemic or any worsening thereof, uncertainty relating to more contagious strains of the virus, the length of recovery of certain economic sectors in the U.S. and globally and the speed and efficiency of the vaccination process, including the extent to which the available vaccines are ineffective against any new COVID_19 variants, may create stress on the market and may affect some of our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including any worsening thereof or its duration in the United States and globally and any impact to our business operations or the business operations of our portfolio companies.

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

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of September 30, 2021, we had two portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in additional portfolio investments being placed on non-accrual status in the future.

Additionally, as of September 30, 2021 and 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 175% and 168%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2021, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period ends in August 2024, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below.

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

At-the-Market Offering

On August 20, 2021, the Company entered into equity distribution agreements (together, the “Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents (each, a “Sales Agent,” and together, the “Sales Agents”), in connection with the sale of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with an aggregate offering price of up to $75 million. The Equity Distribution Agreements provide that the Company may offer and sell shares of the Common Stock from time to time through a Sales Agent in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, market conditions and the trading price of the Common Stock.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2021, our portfolio totaled $1,081.6 million and consisted of $934.4 million of first lien secured debt (including $140.9 million in PSSL), $8.9 million of second lien secured debt and $138.3 million of preferred and common equity (including $44.9 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of September 30, 2021, we had two portfolio companies on non-accrual, representing 2.7% and 2.6% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $11.0 million. Our overall portfolio consisted of 110 companies with an average investment size of $9.8 million, had a weighted average yield on debt investments of 7.4%, and was invested 86% in first lien secured debt (including 13% in PSSL), 1% in second lien secured debt and 13% in preferred and common equity (including 4% in PSSL). As of September 30, 2021, 99% of the investments held by PSSL were first lien secured debt.

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

For the year ended September 30, 2021, we invested $661.1 million in 35 new and 68 existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the same period totaled $702.1 million.

For the year ended September 30, 2020, we invested $436.7 million in 19 new and 95 existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the same period totaled $396.9 million.

PennantPark Senior Secured Loan Fund I LLC

As of September 30, 2021, PSSL’s portfolio totaled $564.8 million, consisted of 74 companies with an average investment size of $7.6 million and had a weighted average yield on debt investments of 7.1%. As of September 30, 2020, PSSL’s portfolio totaled $393.0 million, consisted of 45 companies with an average investment size of $7.6 million and had a weighted average yield on debt investments of 6.8%.

For the year ended September 30, 2021, PSSL invested $354.4 million (of which $285.7 million was purchased from the Company) in 42 new and 29 existing portfolio companies with a weighted average yield on debt investments of 7.2%. PSSL’s sales and repayments of investments for the same period totaled $185.7 million.

For the year ended September 30, 2020, PSSL invested $87.1 million (of which $86.7 million was purchased from the Company) in 11 new and two existing portfolio companies with a weighted average yield on debt investments of 7.4%. PSSL’s sales and repayments of investments for the same period totaled $172.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Our 2023 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The SEC recently adopted Rule 2a-5 under the 1940 Act which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the requirements of the rule before the requirement date in 2022.

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $2.9 million and zero relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2021 and 2020, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the years September 30, 2021 and 2020, our Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(11.6) million and $14.2 million, respectively. As of September 30, 2021 and 2020, the net unrealized depreciation on our Credit Facility or Prior Credit Facility, as applicable, the 2023 Notes totaled $7.2 million and $18.8 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investments, our Credit Facility, the 2023 during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year an amount at least equal to the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2021 and 2020. For information regarding results of operations for the year ended September 30, 2019, see the Company's Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 18, 2020.

Investment Income

Investment income for the year ended September 30, 2021 was $82.7 million and was attributable to $72.1 million from first lien secured debt and $10.6 million from other investments. The decrease in investment income compared to the same periods in the prior year was primarily due to a decrease in the size of our portfolio and in LIBOR.

Investment income for the year ended September 30, 2020 was $95.5 million and was attributable to $86.8 million from first lien secured debt and $8.7 million from other investments.

Expenses

Expenses for the year ended September 30, 2021 totaled $43.1 million. Base management fee for the same period totaled $10.7 million, incentive fee totaled $5.3 million, debt related interest and expenses totaled $24.5 million (including $2.9 million attributable to fees associated with entering into the New Credit Facility amendment fees), general and administrative expenses totaled $2.1 million and provision for taxes totaled $0.4 million. The decrease in expenses compared to the prior year was primarily due to a decrease in management fees under our Investment Management Agreement with the Investment Advisor and debt related interest and expenses.

Expenses for the year ended September 30, 2020 totaled $52.1 million. Base management fee for the same period totaled $11.4 million, incentive fee totaled $9.3 million, debt related interest and expenses totaled $27.1 million, general and administrative expenses totaled $3.9 million and provision for taxes totaled $0.4 million.

Net Investment Income

Net investment income totaled $39.6 million, or $1.02 per share, and $43.4 million, or $1.12 per share, for the years ended September 30, 2021 and 2020, respectively. The decrease in net investment income compared to the prior year was primarily due to a decrease in the size of our portfolio and in LIBOR.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2021 and 2020 totaled $702.1 million and $396.9 million, respectively. Net realized losses totaled $12.8 million and $12.7 million for the same periods, respectively. The change in realized losses was primarily due to changes in the market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under “COVID-19 Developments”.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the years ended September 30, 2021 and 2020, we reported net change in unrealized appreciation (depreciation) on investments of $41.3 million and $(26.5) million, respectively. As of September 30, 2021 and 2020, our net unrealized appreciation (depreciation) on investments totaled $11.0 million and $(29.9) million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2021 compared to the prior year was primarily due to changes in the capital market conditions as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

For the year ended September 30, 2021 and 2020, our Credit Facility or Prior Credit Facility, as applicable, and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(11.6) million and $14.2 million and, respectively. As of September 30, 2021 and 2020, our net unrealized depreciation on our Credit Facility or our Prior Credit Facility, as applicable, and the 2023 Notes totaled $7.2 million and $18.8 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2021 compared to the prior year was primarily due to changes in the capital markets, with the economic instability negatively affecting the value, as further discussed above under “COVID-19 Developments.”

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $56.5 million, or $1.46 per share, and $18.4 million, or $0.47 per share, for the years ended September 30, 2021 and 2020, respectively. The increase in net assets from operations for the year ended September 30, 2021 compared to the prior year was primarily due to appreciation of the portfolio primarily driven by the recovery from the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. For information regarding liquidity and capital resources for the year ended September 30, 2019, see the Company's Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 18, 2020.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirements applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2021 and 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 175% and 168%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2021 and 2020, inclusive of the fee on the undrawn commitment on the Credit Facility or Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 3.9% and 3.7%, respectively (excluding amendment and debt issuance costs, such amounts are 3.5% and 3.7%, respectively). As of September 30, 2021 and 2020, we had $80.6 million and $211.4 million of unused borrowing capacity under our Credit Facility or our Prior Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $300.0 million as of September 30, 2021, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of September 30, 2021 and 2020, Funding I had $219.4 million and $308.6 million of outstanding borrowings under the Credit Facility or the Prior Credit Facility, as applicable, respectively. The Credit Facility or the Prior Credit Facility, as applicable, had a weighted average interest rate of 2.3% and 2.2%, exclusive of the fee on undrawn commitments, as of September 30, 2021 and 2020, respectively.

During the revolving period, the Credit Facility bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2026. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2021, we were in compliance with the covenants relating to our Credit Facility.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both September 30, 2021 and 2020, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.6% and 2.7%, respectively.

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

On August 20, 2021, we entered into equity distribution agreements (together, the “Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents (each, a “Sales Agent,” and together, the “Sales Agents”), in connection with the sale of shares of our common stock, par value $0.001 per share (the “Common Stock”), with an aggregate offering price of up to $75 million under an at-the-market offering (the “ATM Program”). The Equity Distribution Agreements provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our Common Stock.

During the three months ended September 30, 2021, we issued 108,654 shares of our Common Stock under the ATM Program at a weighted-average price of $12.91 per share, raising $1.4 million of gross proceeds. Net proceeds were $1.4 million after commissions to the Sales Agents on shares sold. We incurred $0.4 million of legal and other offering costs associated with establishing the ATM Program. As of September 30, 2021, we had $73.6 million available under the ATM Program.

Through September 30, 2021, we issued 108,654 shares of our Common Stock under the ATM Program at a weighted-average price of $12.91, raising $1.4 million of gross proceeds. Net proceeds were $1.4 million after commissions to the Sales Agents on shares sold. We incurred $0.4 million of legal and other offering costs associated with establishing the ATM Program.

We may raise equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, securitizing a portion of our investments among other considerations or mergers and acquisitions. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed in the preceding paragraphs. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes. For the year ended September 30, 2020 we did not issue any shares.

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

As of September 30, 2021 and 2020, we had cash equivalents of $49.8 million and $57.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $49.6 million for the year ended September 30, 2021, and our financing activities used cash of $56.3 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for paying down our Credit Facility and paying distributions to stockholders.

Our operating activities used cash of $4.9 million for the year ended September 30, 2020, and our financing activities used cash of $0.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for paying down our Credit Facility and paying distributions to stockholders.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2021, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Average Market Value Per Unit (3)
Credit Facility
Fiscal 2021	$219,400	$1,746	N/A
Fiscal 2020	308,599	1,677	N/A
Fiscal 2019	265,308	1,786	N/A
Fiscal 2018	333,728	2,122	N/A
Fiscal 2017	253,783	2,780	N/A
Fiscal 2016	232,908	2,601	N/A
Fiscal 2015	29,600	13,598	N/A
Fiscal 2014	146,400	2,469	N/A
Fiscal 2013	99,600	3,109	N/A
Fiscal 2012	75,500	2,263	N/A
2023 Notes
Fiscal 2021	117,793	1,746	N/A
Fiscal 2020	138,580	1,677	N/A
Fiscal 2019	138,580	1,786	N/A
Fiscal 2018	138,580	2,122	N/A
2026 Notes
Fiscal 2021	100,000	1,746	N/A
2031 Asset-Backed Debt
Fiscal 2021	228,000	1,746	N/A
Fiscal 2020	228,000	1,677	N/A
Fiscal 2019	$228,000	$1,786	N/A

(1)	Total cost of each class of senior securities outstanding at the end of the period presented in thousands (000s).

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2021 and 2020, PSSL had total assets of $603.6 million and $406.4 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $48.0 million and $25.3 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2021 and 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment made in PSSL consisted of first lien secured debt of $140.9 million (additional $29.4 million unfunded) and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $60.4 million (additional $12.6 million unfunded) and $53.7 million (additional $6.6 million unfunded), respectively.

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

Additionally, PSSL entered into a $155.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 260 basis points, or the PSSL Credit Facility, with Ally Bank. through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC, or PSSL Subsidiary, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

	September 30, 2021	September 30, 2020
Total investments	$564,783,128	$392,986,090
Weighted average cost yield on income producing investments	7.1%	6.8%
Number of portfolio companies in PSSL	74	45
Largest portfolio company investment	$18,932,630	$20,614,860
Total of five largest portfolio company investments	$84,287,460	$93,320,993

Below is a listing of PSSL’s individual investments as of September 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,088.%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	8,977,500	$8,851,554	$8,842,838
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%		3M L+700	5,525,093	5,375,682	5,179,775
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	5,720,691	5,653,291	5,663,484
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		3M L+525	1,020,636	1,020,636	1,010,430
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	2,222,284	2,222,284	2,200,061
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%		3M L+525	4,173,913	4,103,292	4,132,174
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,511,364	4,419,019	4,421,136
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625	12,879,690	12,868,714	12,879,690
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850	12,281,867	12,231,080	11,980,961
			(PIK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%		3M L+450	2,653,333	2,646,700	2,654,448
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%		3M L+450	5,614,627	5,518,856	5,530,408
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%		1M L+675	9,500,705	9,453,659	9,215,683
			(PIK 1.00%)
Connatix Buyer, Inc	07/13/2027	Media	6.25%		1M L+550	4,000,000	3,921,757	3,920,000
CoolSys, Inc	08/04/2028	Business Services	5.50%		1M L+475	1,909,091	1,890,159	1,913,864
Crane 1 Services Inc	08/16/2027	Commercial Services & Supplies	6.75%		1M L+575	2,131,579	2,100,271	2,110,264
Crash Champions, LLC	08/05/2025	Automobiles	6.00%		3M L+500	8,977,500	8,801,543	8,797,950
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.08%		1M L+500	3,228,001	3,111,026	3,186,037
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	8,746,050	8,694,764	8,746,050
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	7,323,008	7,278,084	7,323,008
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%		3M L+600	10,000,000	9,803,125	9,800,000
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%		1M L+625	15,675,682	15,584,366	15,565,952
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%		3M L+800	5,719,009	5,624,041	5,633,224
			(PIK 3.50%)
ECL Entertainment, LLC	03/312028	Hotels, Restaurants and Leisure	8.25%		1M L+750	2,647,212	2,621,341	2,706,774
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%		1M L+450	4,994,355	4,994,355	4,894,468
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.50%		3M L+475	10,000,000	9,954,660	10,000,000
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.02%		1M L+590	4,769,595	4,732,000	4,745,747
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		3M L+625	14,925,000	14,648,015	14,626,500
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	3,967,531	3,947,994	3,947,694
Graffiti Buyer, Inc	08/10/2027	Trding Companies & Distributors	6.75%		3M L+575	2,392,857	2,345,748	2,356,964
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		3M L+500	2,481,250	2,424,925	2,456,438
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600	6,473,725	6,407,142	6,441,356
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%		3M L+575	13,589,144	13,338,397	13,317,361
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%		3M L+450	11,566,905	11,527,975	11,566,905
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700	19,450,000	19,192,725	18,932,630
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750	10,491,277	10,435,348	9,833,474
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.75%		1M L+575	5,706,549	5,605,574	5,706,549
Lucky Bucks, LLC	07/20/2027	Hotel, Gaming and Leisure	6.25%		1M L+550	4,500,000	4,411,012	4,424,085
Marketplace Events, LLC	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	617,487	617,487	617,487
Super Priority First Lien Term Loan			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	09/30/2025	Media: Diversified and Production	—		—	589,122	—	—
Marketplace Events LLC	09/30/2026	Media: Diversified and Production	0.00%	(3)	—	4,614,973	3,441,474	4,614,973
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%		1M L+550	10,000,000	9,812,779	9,900,000
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%		3M L+575	7,481,250	7,337,843	7,331,625
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550	5,531,856	5,411,520	5,476,537
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500	5,889,949	5,877,013	5,889,949
NBH Group LLC	08/19/2026	Healthcare, Education & Culture	6.50%		3M L+550	10,901,830	10,687,200	10,683,794
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550	14,550,000	14,481,129	13,895,250
OIS Management Services LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%		1M L+475	1,995,000	1,965,911	1,965,075
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%		1M L+625	14,919,643	14,631,178	14,658,549
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450	7,743,419	7,732,934	7,046,511
Ox Two, LLC	05/18/2026	Construction and Building	7.00%		3M L+600	4,975,000	4,901,154	4,875,500
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.12%		1M L+500	9,692,670	9,514,071	9,466,540
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	1,577,806	1,568,099	1,577,806
PlayPower, Inc.	05/8/2026	Consumer Goods: Durable	5.63%		3M L+550	3,805,440	3,719,648	3,735,687
Recteq, LLC	01/29/2026	Leisure Products	7.00%		3M L+600	4,975,000	4,887,511	4,925,250
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%		3M L+550	10,679,701	10,591,506	10,543,962
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%		3M L+600	5,578,331	5,495,801	5,438,872
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550	5,549,876	5,492,898	5,549,876
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%		3M L+700	11,784,634	11,760,259	11,254,326
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.32%		3M L+450	12,576,323	12,458,672	12,450,560
Snak Club, LLC	07/19/2022	Beverage, Food and Tobacco	7.00%		1M L+600	4,388,056	4,361,678	4,388,056
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		1M L+575	5,892,286	5,854,034	5,892,286

Below is a listing of PSSL’s individual investments as of September 30, 2021(continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,389,000	4,505,648	4,764,830
STV Group Incorporated	12/11/2026	Construction and Building	5.33%	1M L+525	9,075,412	9,003,666	9,030,035
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	4,950,000	4,860,463	4,948,403
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,337,380	10,312,931	10,234,006
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525	2,309,486	2,306,149	2,296,969
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.77%	3M L+550	5,713,461	5,633,702	5,656,327
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	1,743,846	1,709,872	1,732,860
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	6M L+575	13,383,253	13,375,955	13,383,253
The Vertex Companies, LLC	08/30/2027	Construction and Engineering	6.50%	6M L+550	5,634,134	5,523,212	5,528,647
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,834,066	8,654,973	8,569,044
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%	1M L+575	8,558,226	8,593,467	8,558,226
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636,062	6,598,947	6,636,062
Tyto Athene, LLC	08/27/2024	IT Services	6.25%	1M L+550	11,442,500	11,334,186	11,442,500
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	1M L+450	17,571,320	17,457,179	17,483,464
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	5.50%	1M L+450	11,030,410	10,848,799	10,975,256
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,437,500	12,141,939	11,971,094
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	5,705,549	5,655,884	5,678,016
Total First Lien Secured Debt						558,879,885	557,731,845
Second Lien Secured Debt - 10.5%
DBI Intermediate Holdco, LLC, Term Loan B	02/02/2026	Business Services	11.00%	—	2,434,333	2,434,333	2,434,333
			(PIK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000,000	2,946,584	2,940,000
Total Second Lien Secured Debt						5,380,917	5,374,333
Equity Securities - 3.3%
DBI Intermediate Holdco, LLC, Series A-1	—	Business Services	13.00%	—	6,784	5,034,310	—
DBI Intermediate Holdco, LLC, Series AA	—	Business Services	—	—	7,007	6,731,347	1,314,706.0
DBI Intermediate Holdco, LLC, Series B	—	Business Services	—	—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	362,244.0
Total Equity Securities						12,002,178	1,676,950
Total Investments - 1101.7%						576,262,980	564,783,128
Cash and Cash Equivalents - 55.3%
BlackRock Federal FD Institutional 30						28,190,894	28,190,894
US Bank Cash						195,787	182,647
Total Cash and Cash Equivalents						28,386,681	28,373,541
Total Investments and Cash Equivalents —1,157.1%						$604,649,661	$593,156,669
Liabilities in Excess of Other Assets — (1057.1)%							(541,892,538)
Members' Equity—100.0%							$51,264,131

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-income producing security.

Below is a listing of PSSL’s individual investments as of September 30, 2020:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)		Par	Cost	Fair Value (2)
First Lien Secured Debt—838.2%
Altamira Technologies, LLC	07/24/2025	High Tech Industries	7.00%		3M L+600		4,856,155	$4,795,251	$4,686,189
American Auto Auction Group, LLC	01/02/2024	Transportation: Consumer	6.00%		3M L+500		7,670,399	7,596,860	7,440,287
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625		10,901,843	10,774,172	10,792,825
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850		11,802,082	11,730,187	11,322,915
Cardenas Markets LLC	11/29/2023	Beverage, Food and Tobacco	6.75%		1M L+575		4,779,776	4,759,527	4,779,776
Centauri Group Holdings, LLC	02/12/2024	Aerospace and Defense	6.25%		1M L+525		5,330,847	5,330,847	5,304,193
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	7.00%		1M L+575		9,663,392	9,595,826	8,986,954
Country Fresh Holdings, LLC	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		182,403	179,976	182,403
Country Fresh Holdings, LLC (Revolver)	05/01/2023	Beverage, Food and Tobacco	6.00%		1M L+500		450,110	450,111	450,110
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		8,836,683	8,756,358	8,704,133
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		7,403,183	7,370,405	7,292,135
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	6.75%		1M L+575		8,022,149	7,950,609	7,875,344
Findex Group Limited (3), (4)	05/31/2024	Banking, Finance, Insurance and Real Estate	5.46%		3M L+525	A	$10,000,000	7,411,600	6,809,125
GCOM Software LLC	11/14/2022	High Tech Industries	7.75%		1M L+625		16,646,228	16,562,972	16,646,228
Good2Grow LLC	11/18/2024	Beverages	5.25%		3M L+425		9,499,183	9,429,133	9,427,938
GSM Holdings, Inc.	06/03/2024	Consumer Goods: Durable	5.50%		3M L+450		19,470,523	19,354,235	19,275,817
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	5.50%		3M L+450		12,143,568	12,097,717	12,022,132
Impact Group, LLC	06/27/2023	Wholesale	8.37%		1M L+737		9,290,185	9,216,206	9,336,636
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.75%		1M L+475		8,587,606	8,587,606	8,458,792
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700		19,650,000	19,436,214	19,217,700
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750		9,975,861	9,902,990	9,188,766
LSF9 Atlantis Holdings, LLC	05/01/2023	Retail	7.00%		1M L+600		6,843,750	6,872,048	6,631,320
Manna Pro Products, LLC	12/08/2023	Consumer Goods: Non-Durable	7.00%		1M L+600		4,313,910	4,273,019	4,197,866
Marketplace Events LLC (4)	01/27/2023	Media: Diversified and Production	0.00%	(5)	—	C	$5,730,254	4,449,786	3,623,691
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550		4,812,500	4,771,073	4,583,906
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500		5,949,731	5,927,114	5,877,737
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550		14,662,500	14,568,019	13,379,531
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450		7,803,419	7,825,029	7,101,111
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.19%		1M L+500		9,792,594	9,717,936	9,156,076
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575		1,594,030	1,579,915	1,570,120
PlayPower, Inc.	05/8/2026	Leisure Products	5.72%		3M L+550		4,025,520	3,990,707	3,824,244
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550		4,925,000	4,860,858	4,836,350
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		1M L+600		11,904,617	11,904,617	11,041,532
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	4.93%		3M L+450		11,175,938	11,090,654	10,840,659
Snak Club, LLC	07/19/2021	Beverage, Food and Tobacco	6.50%		1M L+550		4,561,971	4,561,971	4,493,542
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+575		6,214,305	6,149,172	6,145,948
STV Group Incorporated	12/11/2026	Construction and Building	5.40%		1M L+525		7,762,222	7,692,023	7,684,600
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+450		8,309,797	8,272,104	8,060,503
Teneo Holdings LLC	07/18/2025	Business Services	6.25%		1M L+525		4,950,000	4,783,595	4,764,375
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%		6M L+575		8,602,807	8,584,634	8,602,807
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%		3M L+525		8,924,066	8,837,614	8,656,344
TVC Enterprises, LLC	01/18/2024	Diversified Consumer Services	6.50%		1M L+550		9,747,335	9,747,335	9,674,230
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%		1M L+625		6,910,465	6,797,117	6,772,256
UBEO, LLC	04/03/2024	Capital Equipment	5.50%		3M L+450		21,930,702	21,762,065	20,614,860
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	6.00%		3M L+500		11,463,443	11,311,325	11,119,540
Walker Edison Furniture Company LLC	09/26/2024	Wholesale	7.25%		3M L+625		10,594,047	10,440,520	10,594,047
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%		1M L+750		254,095	250,910	251,557
Total First Lien Secured Debt								392,309,962	382,299,150
Second Lien Secured Debt—19.5%
Country Fresh Holdings, LLC	04/29/2024	Beverage, Food and Tobacco	9.50%		1M L+850		964,045	964,045	889,813
			(PIK 9.50%)
DBI Holding, LLC, Term Loan B	03/26/2021	Business Services	9.00%		—		15,946	15,946	15,946
			(PIK 9.00%)
DBI Holding, LLC, Term Loan C	02/02/2026	Business Services	9.00%		—		7,977,513	7,977,513	7,977,513
			(PIK 9.00%)
Total Second Lien Secured Debt								8,957,504	8,883,272
Equity Securities—4.0%
Country Fresh Holding Company Inc.	—	Beverage, Food and Tobacco					1,317	1,713,105	—
DBI Holding, LLC, Series A-1	—	Business Services	—		—		5,034	5,034,310	1,803,668
DBI Holding, LLC, Series B	—	Business Services	—		—		1,065,021	236,521	—
Total Equity Securities								6,983,936	1,803,668
Total Investments—861.6%								408,251,402	392,986,090
Cash and Cash Equivalents—24.4%
BlackRock Federal FD Institutional 30								6,005,963	6,005,963
US Bank Cash								5,109,410	5,115,516
Total Cash and Cash Equivalents								11,115,373	11,121,479
Total Investments and Cash Equivalents—886.0%								$419,366,775	$404,107,569
Liabilities in Excess of Other Assets—(786.0)%									(358,495,484)
Members' Equity—100.0%									$45,612,085

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

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	September 30, 2021	September 30, 2020
Assets
Investments at fair value (cost—$576,262,980 and $408,251,402, respectively)	$564,783,128	$392,986,090
Cash and cash equivalents (cost—$28,386,681 and $11,115,373 , respectively)	28,373,541	11,121,479
Interest receivable	1,413,529	2,235,595
Receivable for investment sold	7,323,360	—
Prepaid expenses and other assets	1,665,633	62,812
Total assets	603,559,191	406,405,976
Liabilities
Payable for investments purchased	31,963,307	—
PSSL Credit facility payable	112,000,000	—
Capital One, NA credit facility payable	—	216,969,469
2032 Asset-backed debt, net (par—$246,000,000)	242,756,901	—
Notes payable to members	161,000,000	143,290,000
Interest payable on PSSL Credit Facility	1,740,807	490,858
Interest payable on notes to members	2,655,607	32,719
Accrued other expenses	178,438	10,845
Total liabilities	552,295,060	360,793,891
Commitments and contingencies (1)	—	—
Members' equity	51,264,131	45,612,085
Total liabilities and members' equity	$603,559,191	$406,405,976

(1)	As of both September 30, 2021 and 2020, PSSL had $0.6 million and zero unfunded commitments to fund investments, respectively.

Statements of Operations
	Year Ended September 30, 2021	Year Ended September 30, 2020	Year Ended September 30, 2019
Investment income:
Interest	$33,364,275	$33,260,154	$39,288,981
Other income	982,118	138,795	785,111
Total investment income	34,346,393	33,398,949	40,074,092
Expenses:
Interest and expenses on PSSL Credit Facility and 2032 Asset-Backed Debt	9,648,602	11,865,971	16,487,783
Interest expense on notes to members	12,635,490	13,531,037	14,247,817
Administrative services expenses	1,200,000	1,200,000	1,150,000
Other general and administrative expenses (1)	906,134	485,660	454,600
Total expenses	24,390,226	27,082,668	32,340,200
Net investment income	9,956,167	6,316,281	7,733,892
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(4,732,408)	(992,974)	(885,069)
Net change in unrealized (depreciation) appreciation on:
Investments	3,377,322	(9,368,121)	(5,976,299)
Credit facility foreign currency translation	(489,034)	(2,210,907)	1,887,878
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	2,888,288	(11,579,028)	(4,088,421)
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(1,844,120)	(12,572,002)	(4,973,490)
Net increase (decrease) in members' equity resulting from operations	$8,112,047	$(6,255,721)	$2,760,402

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Recent Developments

On October 6, 2021, we issued an additional $85 million aggregate principal amount of our 4.25% Notes due 2026 (the “Add-On Notes”) in an add-on offering (the “Add-On Offering”) pursuant to the Base Indenture, dated March 23, 2021 (the “Base Indenture”), between the Company and American Stock Transfer & Trust Company, LLC (the “Trustee”), as supplemented by the First Supplemental Indenture, dated March 23, 2021, between the Company and the Trustee (together with the Base Indenture, the “Indenture”). In connection with the Add-On Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”), by and among the Company, PennantPark Investment Advisers, LLC (the “Investment Adviser”) and Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc., as representatives of the several underwriters named on Schedule A to the Underwriting Agreement.

The Add-On Notes constitute a further issuance of the $100 million aggregate principal amount of the 2026 Notes issued by the Company on March 23, 2021 (the “Existing Notes”) under the Indenture.

The Add-On Notes are treated as a single series with the Existing Notes and have the same terms as the Existing Notes, other than the issue date and the offering price. The Add-On Notes have the same CUSIP number and are fungible and rank equally with the Existing Notes. Upon issuance of the Add-On Notes, the outstanding aggregate principal amount of the Company’s 4.25% notes due 2026 is $185 million.

Subsequent to quarter end, PFLT had new funded investments of $82.3 million, net of sales and repayments.  PSSL had new funded investments of $23.3 million, net of sales and repayments.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year an amount at least equal to the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

During both years ended September 30, 2021 and 2020, we declared distributions of $1.14 per share for total distributions of $44.2 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, our debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(903)	$(0.02)
Up 1%	(1,651)	(0.04)
Up 2%	3,463	0.09
Up 3%	8,577	0.22
Up 4%	$13,690	$0.35

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

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital Ltd., or “we,” “us,” “our” and “Company,” is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2021. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2021, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2021. This report appears on page 59.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 17, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2021 and 2020, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $1.02 billion as of September 30, 2021. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $218.9 million as of September 30, 2021. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value may require significant management judgment or estimation.

We identified Level 3 fair value measurements as a critical audit matter due to the subjective nature of the judgments necessary for management to select valuation techniques and the use of significant unobservable inputs to estimate the fair value. Auditing the reasonableness of management’s selection of valuation technique and the related unobservable inputs required a high degree of auditor judgment and increased audit effort, including the use of a valuation specialist.

The primary procedures we performed to address this critical audit matter included the following, among others:

•

We obtained an understanding of the relevant controls related to management’s valuation of Level 3 fair value measurements, including those related to valuation techniques and significant unobservable inputs and tested such controls for design and operating effectiveness.

•

With the assistance of our valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 fair value measurements. We also tested the related significant unobservable inputs by comparing these inputs to external sources.

•

We evaluated management’s historical ability to estimate fair value through comparison of previous estimates to the transaction price of available transactions occurring subsequent to the previous valuation date.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 17, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiaries' (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 17, 2021 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York

November 17, 2021

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021	September 30, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$824,541,549 and $915,874,757, respectively)	$856,806,437	$910,552,309
Non-controlled, affiliated investments (cost—$22,380,092 and $21,964,181, respectively)	7,432,896	11,086,834
Controlled, affiliated investments (cost— $223,714,366 and $179,112,500, respectively)	217,380,079	165,289,324
Total of investments (cost—$1,070,636,007 and $1,116,951,438, respectively)	1,081,619,412	1,086,928,467
Cash and cash equivalents (cost—$49,825,527 and $57,534,421, respectively)	49,825,527	57,511,928
Interest receivable	5,445,726	3,673,502
Receivable for investments sold	33,965,807	—
Prepaid expenses and other assets	—	173,318
Total assets	1,170,856,472	1,148,287,215
Liabilities
Distributions payable	3,690,320	3,683,347
Payable for investments purchased	13,545,522	3,800,000
Credit Facility payable, at fair value (cost—$219,400,000 and $308,598,500, respectively) (See Notes 5 and 11)	218,851,500	299,047,275
2023 Notes payable, at fair value (par—$117,792,879 and $138,579,858, respectively) (See Notes 5 and 11)	111,114,023	129,295,008
2026 Notes payable, net (par—$100,000,000 and zero, respectively) (See Notes 5 and 11)	97,170,665	—
2031 Asset-Backed Debt, net (par—$228,000,000 ) (See Notes 5 and 11)	225,497,177	224,866,334
Interest payable on debt	5,454,784	3,601,479
Base management fee payable (See Note 3)	2,706,828	2,776,477
Performance-based incentive fee payable (See Note 3)	623,718	2,071,622
Accrued other expenses	1,590,679	1,875,281
Total liabilities	680,245,216	671,016,823
Commitments and contingencies (See Note 12)
Net assets
Common stock, 38,880,728 and 38,772,074 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	38,881	38,772
Paid-in capital in excess of par value	538,814,549	538,151,528
Distributable income	(48,242,174)	(60,919,908)
Total net assets	$490,611,256	$477,270,392
Total liabilities and net assets	$1,170,856,472	$1,148,287,215
Net asset value per share	$12.62	$12.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2021	2020	2019
Investment income:
From non-controlled, non-affiliated investments:
Interest	$56,878,497	$73,250,887	$69,319,954
Other income	4,153,310	3,565,134	3,497,784
From non-controlled, affiliated investments:
Interest	1,309,001	882,934	1,237,675
Other income	122,750	36,170	127,734
From controlled, affiliated investments:
Interest	11,240,574	11,801,245	12,464,035
Dividend	8,793,750	5,950,000	6,300,000
Other Income	195,630	—	—
Total investment income	82,693,512	95,486,370	92,947,182
Expenses:
Base management fee (See Note 3)	10,678,288	11,428,302	10,209,566
Performance-based incentive fee (See Note 3)	5,339,895	9,300,311	6,204,112
Interest and expenses on debt (See Note 11)	21,650,557	27,108,452	22,540,098
Administrative services expenses (See Note 3)	900,000	1,400,000	1,550,000
Other general and administrative expenses	1,200,000	2,464,306	2,464,306
Expenses before amendment costs, debt issuance costs and provision for taxes	39,768,740	51,701,371	42,968,082
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 11)	2,898,401	—	4,517,292
Provision for taxes	400,000	400,000	—
Total expenses	43,067,141	52,101,371	47,485,374
Net investment income	39,626,371	43,384,999	45,461,808
Realized and unrealized (loss) gain on investments and debt:
Net realized loss on:
Non-controlled, non-affiliated investments	24,612,558	(6,998,886)	(18,802,365)
Non-controlled and controlled, affiliated investments	(37,409,065)	(5,683,145)	(12,621,504)
Net realized loss on investments	(12,796,507)	(12,682,031)	(31,423,869)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	30,881,375	(7,390,333)	2,640,050
Controlled and non-controlled, affiliated investments	10,413,524	(19,076,975)	(5,245,396)
Debt depreciation (appreciation) (See Note 5 and 11)	(11,608,720)	14,177,384	(16,487)
Net change in unrealized (depreciation) appreciation on investments and debt	29,686,179	(12,289,924)	(2,621,833)
Net realized and unrealized (loss) gain from investments and debt	16,889,672	(24,971,955)	(34,045,702)
Net increase in net assets resulting from operations	$56,516,043	$18,413,044	$11,416,106
Net increase in net assets resulting from operations per common share (See Note 7)	$1.46	$0.47	$0.29
Net investment income per common share	$1.02	$1.12	$1.17

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2021	2020	2019
Net increase in net assets from operations:
Net investment income	$39,626,371	$43,384,999	$45,461,808
Net realized loss on investments	(12,796,507)	(12,682,031)	(31,423,869)
Net change in unrealized depreciation on investments	41,294,899	(26,467,308)	(2,605,346)
Net change in unrealized depreciation (appreciation) on debt	(11,608,720)	14,177,384	(16,487)
Net increase in net assets resulting from operations	56,516,043	18,413,044	11,416,106
Distributions to stockholders:
Distribution of net investment income	(44,207,138)	(44,200,163)	(44,200,163)
Distribution of realized gains	—	—	—
Total distributions to stockholders	(44,207,138)	(44,200,163)	(44,200,163)
Capital transactions
Public offering (See Note 1)	1,403,004	—	—
Offering costs	(371,045)	—	—
Net increase in net assets resulting from capital transactions	1,031,959	—	—
Net (decrease) increase in net assets	13,340,864	(25,787,119)	(32,784,057)
Net assets:
Beginning of year	477,270,392	503,057,511	535,841,568
End of year	$490,611,256	$477,270,392	$503,057,511
Capital share activity:
Shares issued from public offering	108,654	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$56,516,043	$18,413,044	$11,416,106
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation on investments	(41,294,899)	26,467,308	2,605,346
Net change in unrealized (depreciation) appreciation on debt	11,608,720	(14,177,384)	16,487
Net realized loss on investments	12,796,507	12,682,031	31,423,869
Net accretion of discount and amortization of premium	(3,242,808)	(1,666,262)	(1,482,887)
Purchases of investments	(661,111,944)	(436,704,396)	(640,110,232)
Payment-in-kind interest	(3,019,966)	(2,488,029)	(1,635,155)
Proceeds from dispositions of investments	702,127,510	396,865,507	527,253,378
Amortization of deferred financing costs	960,508	544,490	20,238
Decrease (increase) in interest receivable	(1,772,224)	218,790	(1,078,484)
Decrease (increase) in receivable for investments sold	(33,965,807)	2,997,546	(2,997,546)
(Increase) decrease in prepaid expenses and other assets	173,318	(133,956)	350,732
(Decrease) increase in payable for investments purchased	9,745,522	(8,233,794)	(47,553,428)
Increase in interest payable on debt	1,853,305	325,998	636,977
Increase in base management fee payable	(69,649)	48,458	308,390
Decrease in performance-based incentive fee payable	(1,447,904)	(460,583)	(766,199)
Increase in accrued other expenses	(284,602)	360,338	172,464
Net cash provided by operating activities	49,571,630	(4,940,894)	(121,419,944)
Cash flows from financing activities:
Public offering	1,403,004	—	—
Offering costs	(371,045)	—	—
Distributions paid to stockholders	(44,200,165)	(44,200,163)	(44,200,163)
Repayment of 2023 Notes issuance (See Notes 5 and 11)	(20,786,979)	—	—
Proceeds from 2026 Notes issuance (See Notes 5 and 11)	96,841,000	—	—
Proceeds from 2031 Asset-Backed Debt issuance (See Notes 5 and 11)	—	—	224,301,607
Borrowings under Credit Facility (See Notes 5 and 11)	346,500,000	265,000,000	370,700,000
Repayments under Credit Facility (See Notes 5 and 11)	(435,698,500)	(221,709,000)	(439,120,020)
Net cash (used in) provided by financing activities	(56,312,685)	(909,163)	111,681,424
Net (decrease) increase in cash equivalents	(6,741,055)	(5,850,057)	(9,738,520)
Effect of exchange rate changes on cash	(945,346)	24,257	852,065
Cash and cash equivalents, beginning of year	57,511,928	63,337,728	72,224,183
Cash and cash equivalents, end of year	$49,825,527	$57,511,928	$63,337,728
Supplemental disclosures:
Interest paid	$18,836,744	$26,237,965	$21,882,883
Taxes paid	$404,761	$502,486	$293,672
Non-cash exchanges and conversions	$20,490,614	$8,025,882	$37,166,983

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—174.6% (3), (4)
First Lien Secured Debt—155.8%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%		1M L+800	5,996,299	$5,910,250	$6,101,235
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	4,987,500	4,916,586	4,912,688
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	7.00%		3M L+600	211,556	211,556	208,382
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/06/2026	Media	—		—	1,032,889	—	(15,493)
Altamira Technologies, LLC	07/24/2025	IT Services	8.00%		3M L+700	5,069,063	5,016,492	4,752,247
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	8.00%		3M L+700	575,000	575,000	539,063
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581,250	—	(98,828)
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	8,904,554	8,818,053	8,815,508
American Teleconferencing Services, Ltd.(7)	09/09/2021	Telecommunications	0.00%	(6)	—	7,986,133	7,915,290	1,277,781
American Teleconferencing Services, Ltd. (Revolver) (7)	12/08/2022	Telecommunications	0.00%	(6)	—	1,656,423	1,641,729	1,656,423
Any Hour Services	07/21/2027	Energy Equipment and Services	6.75%		3M L+575	6,500,000	6,372,736	6,370,000
Any Hour Services (7), (9)	07/21/2027	Energy Equipment and Services	—		—	3,823,529	—	(38,235)
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—		—	1,147,059	—	(22,941)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	6,271,978	6,216,394	6,209,258
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	300,396	300,396	297,393
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	6,896,739	6,802,200	6,827,772
Apex Service Partners, LLC Term Loan C (7),(9)	01/31/2022	Diversified Consumer Services	—		—	13,179,348	—	(16,474)
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Diversified Consumer Services	6.25%		1M L+525	473,105	473,105	464,825
Apex Service Partners, LLC (Revolver) (7), (9)	07/29/2024	Diversified Consumer Services	—		—	1,372,004	—	(24,010)
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.33%		1M L+425	5,865,000	5,840,911	5,689,050
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,962,500	4,862,688	4,863,250
Applied Technical Services, LLC (7), (9)	06/29/2022	Commercial Services & Supplies	—		—	8,567,493	—	(74,966)
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	1,272,727	—	(25,455)
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		3M L+625	22,681,315	22,626,521	22,681,315
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2022	High Tech Industries	—		—	3,062,602	—	—
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%		3M L+850	3,001,623	2,984,907	2,928,083
			(PIK 9.50%)
Cano Health, LLC	11/23/2027	Healthcare and Pharmaceuticals	5.25%		1M L+450	2,653,333	2,646,700	2,654,448
CF512, Inc.	08/20/2026	Media	7.00%		3M L+600	10,500,000	10,292,565	10,290,000
CF512, Inc. (7), (9)	08/20/2026	Media	—		—	2,863,636	—	(28,636)
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—		—	954,545	—	(19,091)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.50%		3M L+450	1,597,377	1,592,764	1,573,417
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	711,447	—	(21,344)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.75%		3M L+575	7,652,926	7,529,620	7,565,683
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.75%		3M L+575	983,962	983,962	972,745
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	421,698	—	(4,807)
Confluent Health, LLC	06/24/2026	Health Providers and Services	5.08%		1M L+500	3,910,000	3,879,252	3,910,000
Connatix Buyer, Inc.	07/13/2027	Media	6.25%		3M L+550	4,000,000	3,920,501	3,920,000
Connatix Buyer, Inc. (7), (9)	01/13/2023	Media	—		—	2,105,263	—	(21,053)
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	6.25%		3M L+550	123,438	123,438	120,969
Connatix Buyer, Inc. (Revolver) (7), (9)	07/13/2027	Media	—		—	1,110,938	—	(22,219)
CoolSys, Inc.	08/04/2028	Commercial Services & Supplies	5.50%		3M L+475	1,909,091	1,890,159	1,913,864
CoolSys, Inc. (7), (9)	08/04/2028	Commercial Services & Supplies	—		—	848,485	—	2,121
Crane 1 Services, Inc. (7), (9)	08/16/2023	Commercial Services & Supplies	—		—	897,129	—	(2,243)
Crane 1 Services, Inc. (Revolver) (7), (9)	08/16/2027	Commercial Services & Supplies	—		—	336,423	—	(3,364)
Crash Champions, LLC	08/05/2025	Automobiles	5.85%		3M L+500	13,078,403	12,889,464	12,816,835
Crash Champions, LLC (7)(9)	05/14/2022	Automobiles	—		—	12,911,597	—	(129,116)
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	5.08%		1M L+500	6,546,999	6,467,615	6,461,888
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	6,545,091	6,514,467	6,545,091
Douglas Products and Packaging Company LLC (Revolver)	10/19/2022	Chemicals, Plastics and Rubber	8.00%		P+475	2,927,451	2,927,451	2,927,451
Douglas Products and Packaging Company LLC (Revolver) (9)	10/19/2022	Chemicals, Plastics and Rubber	—		—	1,463,725	—	—
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	3,961,006	3,941,701	3,961,006
Dr. Squatch, LLC	08/27/2026	Personal Products	7.00%		3M L+600	9,485,286	9,297,453	9,295,580
Dr. Squatch, LLC (Revolver) (7)	08/27/2026	Personal Products	7.00%		3M L+600	2,459,120	2,459,120	2,409,937
Dr. Squatch, LLC (Revolver) (7), (9)	08/27/2026	Personal Products	—		—	894,225	—	(17,885)
DRS Holdings III, Inc.	11/03/2025	Personal Products	7.25%		3M L+625	17,671,003	17,514,528	17,547,307
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426,470	—	(9,985)
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.00%		3M L+800	13,217,455	13,191,359	13,019,193
			(PIK 3.50%)
ECL Entertainment, LLC	03/31/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750	5,256,058	5,204,780	5,374,319
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	914,415	—	(4,572)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%		1M L+500	6,950,625	6,950,625	6,950,625
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000,000	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%		3M L+675	7,189,139	7,179,891	7,153,193
Findex Group Limited (5)(10)(11)	05/31/2024	Diversified Financial Services	5.07%		3M L+500	AUD 10,000,000	7,323,360	7,151,265
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		1M L+625	17,412,500	17,081,919	17,064,250
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	IT Services	7.25%		1M L+625	933,320	933,320	914,654
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—		—	2,799,960	—	(55,999)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	3,482,500	3,434,795	3,465,088
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—		—	1,071,429	—	(5,357)
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—		—	864,713	—	(20,061)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		3M L+500	3,473,750	3,396,559	3,439,013
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—		—	1,500,000	—	(15,000)
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—		—	750,000	—	(7,500)
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600	2,982,525	2,940,710	2,967,612
HW Holdco, LLC	12/10/2024	Media	5.50%		1M L+450	7,340,806	7,295,603	7,267,398
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	5.50%		1M L+450	522,581	522,581	517,355
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—		—	929,032	—	(9,290)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	6.75%		3M L+600	4,518,304	4,428,218	4,427,938
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—		—	476,879	—	—
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2021

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+600	13,143,859	$12,903,562	$12,880,981
IMIA Holdings, Inc. (Revolver) (7), (9)	04/09/2027	Aerospace and Defense	—	—	2,343,187	—	(46,864)
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	3,253,402	3,233,718	3,253,402
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	533,525	533,525	533,525
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.50%	3M L+450	16,166,639	16,094,784	16,166,639
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	6.25%	3M L+550	3,170,208	3,146,750	3,154,357
Integrity Marketing Acquisition, LLC (7), (9)	07/09/2023	Insurance	—	—	18,821,846	—	47,055
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	642,857	642,857	625,757
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	785,714	—	(20,900)
Lash OpCo, LLC	02/18/2027	Personal Products	8.00%	1M L+700	31,661,987	30,959,997	31,028,748
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	8.00%	1M L+700	307,271	307,271	301,125
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	1,613,172	—	(32,263)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	1M L+750	9,487,062	9,453,067	8,892,223
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.50%	1M L+750	1,690,642	1,690,642	1,584,638
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.75%	1M L+575	29,607,026	29,160,427	29,607,026
Lightspeed Buyer Inc. (Revolver) (7), (9)	02/03/2026	Healthcare Technology	—	—	2,499,299	—	—
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	7.25%	3M L+625	14,285,424	14,207,771	14,285,424
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	7.25%	3M L+625	516,105	516,105	516,105
Lucky Bucks, LLC	07/20/2027	Hotels, Restaurants and Leisure	6.25%	3M L+550	4,500,000	4,411,262	4,424,085
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	3,891,201	3,720,793	3,502,081
Magenta Buyer, LLC	07/31/2028	Software	5.75%	3M L+500	10,000,000	9,901,033	9,996,900
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	3M L+550	6,112,903	5,997,919	6,051,774
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	1,623,661	—	(16,237)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157,407	—	(23,148)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	25,249,919	25,028,932	24,997,420
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—	4,481,655	—	(44,817)
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	1M L+500	606,003	603,747	606,003
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2022	Capital Equipment	6.00%	1M L+500	468,198	468,198	468,198
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2022	Capital Equipment	—	—	856,890	—	—
Municipal Emergency Services, Inc. (7)	09/28/2027	Distributors	6.00%	3M L+500	3,500,000	3,430,000	3,430,000
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	946,586	—	—
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	946,586	—	—
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,676,672	—	(33,533)
OIS Management Services, LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%	3M L+475	3,195,000	3,156,452	3,147,075
OIS Management Services, LLC (7), (9)	07/09/2023	Healthcare Equipment and Supplies	—	—	1,911,111	—	(14,333)
OIS Management Services, LLC (Revolver) (7), (9)	07/09/2026	Healthcare Equipment and Supplies	—	—	444,444	—	(6,667)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	3M L+625	8,951,786	8,778,983	8,795,129
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	6.25%	3M L+525	7,267,887	7,123,600	7,122,529
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	860,692	—	—
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	4,900,379	4,448,254	4,459,345
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	1M L+600	22,636,250	22,296,294	22,183,526
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	7.00%	1M L+600	903,226	903,226	885,161
Ox Two, LLC (Revolver) (7), (9)	05/18/2026	Construction and Building	—	—	2,483,871	—	(49,677)
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	644,022	641,696	644,022
PlayPower, Inc.	05/08/2026	Leisure Products	5.70%	1M L+550	5,073,921	5,036,905	4,980,916
PRA Events, Inc.	08/07/2025	Business Services	11.50%	1M L+1,050	3,158,231	2,724,212	2,984,528
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	7.25%	1M L+625	8,716,039	8,582,843	8,541,720
Quantic Electronics, LLC (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	2,809,953	—	(28,099)
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	669,972	—	(13,399)
Questex, LLC	09/09/2024	Media: Diversified and Production	6.00%	3M L+500	7,275,000	7,195,336	6,838,500
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.00%	3M L+500	718,085	718,085	675,000
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	478,723	—	(28,723)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	1,050,000	1,050,000	1,050,000
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	525,000	—	—
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	1,492,500	1,466,252	1,477,575
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,295,775	—	(12,958)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.25%	3M L+625	6,719,172	6,693,865	6,651,980
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	17,322,086	17,098,617	17,101,922
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	6.00%	3M L+450	8,114,773	8,039,060	8,014,960
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	909,091	—	(11,182)
Riverside Assessments, LLC	03/10/2025	Professional Services	6.75%	3M L+575	16,173,514	15,950,441	15,769,176
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	7,905,741	7,795,649	7,708,097
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,292,683	—	(32,317)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	3,693,604	3,655,678	3,693,604
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	528,183	528,183	528,183
Sargent & Greenleaf Inc. (Revolver) (7),(9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	528,183	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	8.00%	1M L+700	13,377,094	13,274,545	12,775,125
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	8.00%	1M L+700	1,181,440	1,181,440	1,128,276
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	691,107	—	(31,100)
Sigma Defense Systems, LLC	12/18/2025	IT Services	9.75%	3M L+875	804,676	787,185	790,594
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	837,391	—	(14,654)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	8.50%	1M L+750	11,700,000	11,597,822	11,583,000
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Commercial Services & Supplies	8.50%	1M L+750	419,355	419,355	415,161
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,327,957	—	(13,280)
Signature Systems Holding Company - Term Loan II	12/31/2021	Commercial Services & Supplies	8.50%	1M L+750	698,925	695,431	691,935

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2021

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.27%	1M L+450	1,961,664	$1,961,664	$1,942,047
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	1,616,250	—	(16,163)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	7.00%	3M L+600	66,667	66,667	66,667
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—	—	428,469	—	—
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%	3M L+575	5,989,487	5,928,216	5,989,487
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Professional Services	6.00%	3M L+500	14,898,125	14,751,993	14,898,125
Spear Education, LLC (7), (9)	02/26/2022	Professional Services	—	—	6,875,000	—	—
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,987,500	4,870,852	5,414,580
STV Group Incorporated	12/11/2026	Construction & Engineering	5.33%	1M L+525	4,751,892	4,712,393	4,728,132
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	530,980	521,285	530,808
TAC LifePort Purchaser, LLC (Revolver) (7), (9)	03/01/2026	Aerospace and Defense	—	—	1,302,326	—	(420)
TeleGuam Holdings, LLC	11/20/2025	Wireless Telecommunication Services	5.50%	1M L+450	3,127,222	3,102,599	3,095,950
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%	1M L+525	5,852,595	5,754,319	5,820,874
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.00%	3M L+600	4,968,227	4,899,588	4,918,545
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	4,844,496	4,749,627	4,813,975
The Bluebird Group LLC (Revolver) (7), (9)	07/27/2026	Professional Services	—	—	862,381	—	(5,433)
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	15,724,607	15,632,711	15,724,607
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—	—	2,733,889	—	(23,847)
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	911,296	—	(17,062)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.25%	3M L+525	4,912,500	4,876,338	4,765,125
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	6.75%	1M L+575	24,986,657	24,662,540	24,986,657
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—	—	1,303,813	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636,062	6,523,533	6,636,062
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,627,857	—	—
Tyto Athene, LLC	04/01/2028	IT Services	6.25%	1M L+550	12,036,108	11,861,076	12,036,108
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,039,799	—	—
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	3M L+450	18,112,089	18,014,910	18,021,529
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	5.50%	3M L+450	1,466,667	1,466,667	1,459,333
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	1,466,667	—	(7,333)
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	5.50%	3M L+450	4,776,283	4,720,971	4,752,401
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,248,804	14,044,655	14,035,072
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,437,500	12,146,653	11,971,094
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	3,057,054	3,038,839	3,041,769
Wildcat Buyerco, Inc. (7), (9)	02/27/2022	Electronic Equipment, Instruments, and Components	—	—	2,491,176	—	15,570
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	533,824	—	(7,046)
Total First Lien Secured Debt						772,799,159	764,584,161
Second Lien Secured Debt—0.7%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	15.00%	—	864,289	864,289	864,289
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	2,343,262	2,331,051	2,343,262
			(PIK 11.00%)
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,229	147,375
Total Second Lien Secured Debt						3,342,569	3,354,926
Preferred Equity— 1.3% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	6,720	672,000	672,000
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	—
(PT Network, LLC) (7), (8)
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835,000	871,525
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960,000	1,231,746
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733,049	925,935
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	132,654	132,654
PT Network Intermediate Holdings, LLC (7),(8)	—	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	33	429,000	536,476
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323,421	1,628,120
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409,011	489,811
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	36,686	36,686
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	—
Total Preferred Equity						7,015,686	6,524,953
Common Equity/Warrants— 16.8% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	74,667	137,494
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	244,998	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805,164	1,192,367
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	377,877
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,100,404	12,798,838
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	7,401	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	475,439
(PRA Events, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421,058	423,439
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120,000	120,001
Crash Champions Holdings, LLC (7),(8)	—	Automobiles	—	—	75	677,778	763,581

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2021

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	502,435	$502,435	$429,852
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	502,435	—	(72,583)
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	71,965	997,294
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251,156	288,140
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	4,951	495,085	503,791
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	6,051	—	—
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	2,217,134

(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	226,555	5,943,811
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	437	437,371	439,730
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,284,794
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	17,951	2,930,374	3,403,722
GCOM InvestCo LP (7), (8), (9)	—	IT Services	—	—	2,398	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	405,844
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450,000	613,335
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,949,548
(Integrative Nutrition, LLC) (7), (8)
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,040	495,978	552,258
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	110,105	7,569,161
JWC/UMA Holdings, L.P. (Urology Management Associates, LLC) (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000,000	1,667,085
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	—	4,795,400
(Walker Edison Furniture Company LLC) (7), (8)
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382,353	382,353
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	621,314
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	585,587	674,421
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	341,295
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	—	224,359
MSpark, LLC (Mailsouth Inc.)	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287,502	858,553
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	802,162	802,162	802,162
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,451,801	1,767,217
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	14,960	855,144
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,729,029	2,870,069
Oral Surgery (ITC) Holdings, LLC (OIS Management Services, LLC) (7),(8)	—	Healthcare Equipment and Supplies	—	—	3,872	83,333	83,334
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	14,739	14,739
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services			15,321,693	15,321,693	15,573,972
PT Network Intermediate Holdings, LLC (7),(8)	—	Healthcare and Pharmaceuticals			25	294,694	2,485,211
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	700	65,957	365,036
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24,000	20,625
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050,000	1,253,055
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646,341	491,585
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	69,654	—
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500,000	629,856
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,178,007
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	161,538	161,538
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	488,372	488,372	545,499
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	21,527	61,567
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	749	749
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	400,000	405,264
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	223,996	398,121
Total Common Equity/Warrants						41,384,135	82,342,397
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						824,541,549	856,806,437
Investments in Non-Controlled, Affiliated Portfolio Companies—1.5% (3), (4)
Second Lien Secured Debt—1.1%
DBI Holdings, LLC, Term Loan B	02/02/2026	Business Services	11.00%	—	3,404,590	3,404,590	3,404,590
			(PIK 3.00%)
DBI Holding, LLC - 1.5 Lien Term Loan (7)	05/01/2023	Business Services	14.00%	—	2,189,596	2,189,596	2,189,596
			(PIK 14.00%)
Total Second Lien Secured Debt						5,594,186	5,594,186
Preferred Equity— 0.4% (6)
DBI Intermediate HoldCo LLC, Series A-1 (8)	—	Business Services	14.00%	—	9,488	7,040,844	-
DBI Intermediate HoldCo LLC, Series AA (8)	—	Business Services	—	—	9,800	9,414,271	1,838,710
Total Preferred Equity						16,455,115	1,838,710
Common Equity— 0.0% (6)
DBI Intermediate HoldCo LLC, Series B (8)	—	Business Services	—	—	1,489,508	330,791	—
Total Common Equity						330,791	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						22,380,092	7,432,896
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2021

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Controlled, Affiliated Portfolio Companies—44.3% (3), (4)
First Lien Secured Debt—34.6%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	3,417,490	$3,417,490	$3,417,490
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—		—	3,260,502	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	0.00%	(6)	—	25,541,622	19,046,876	25,541,622
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.13%		3M L+800	140,875,000	140,875,000	140,875,000
Total First Lien Secured Debt							163,339,366	169,834,112
Equity Interests—9.7%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—		—	349	—	2,689,852
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	60,375	60,375,000	44,856,115
Total Equity Interests							60,375,000	47,545,967
Total Investments in Controlled, Affiliated Portfolio Companies							223,714,366	217,380,079
Total Investments—220.5%							1,070,636,007	1,081,619,412
Cash and Cash Equivalents—10.2%
BlackRock Federal FD Institutional 30							7,433,134	7,433,134
BNY Mellon Cash							42,392,393	42,392,393
Total Cash and Cash Equivalents							49,825,527	49,825,527
Total Investments and Cash Equivalents—230.6%							$1,120,461,534	$1,131,444,939
Liabilities in Excess of Other Assets—(130.6)%								(640,833,683)
Net Assets—100.0%								$490,611,256

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

(10)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021, qualifying assets represent 81% of our total assets and non-qualifying assets represent 19% of our total assets.

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

SEPTEMBER 30, 2021

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

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Prior Credit Facility. On August 12, 2021, we terminated the Prior Credit Facility, and Funding I, as borrower, entered into the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $300 million at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 11.

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

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF.  We recognized $0.4 million of realized gain upon the formation of PTSF. As of September 30, 2021, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

On August 20, 2021, we entered into equity distribution agreements (together, the “Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, par value $0.001 per share (the “Common Stock”), with an aggregate offering price of up to $75 million under an at-the-market offering (the “ATM Program”). The Equity Distribution Agreements provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our Common Stock.

During the three months ended September 30, 2021, we issued 108,654 shares of our Common Stock under the ATM Program at a weighted-average price of $12.91 per share, raising $1.4 million of gross proceeds. Net proceeds were $1.4 million after commissions to the Sales Agents on shares sold. We incurred $0.4 million of legal and other offering costs associated with establishing the ATM Program. As of September 30, 2021, we had $73.6 million available under the ATM Program.

Through September 30, 2021, we issued 108,654 shares of our Common Stock under the ATM Program at a weighted-average price of $12.91, raising $1.4 million of gross proceeds. Net proceeds were $1.4 million after commissions to the Sales Agents on shares sold. We incurred $0.4 million of legal and other offering costs associated with establishing the ATM Program.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

2. SIGNIFICANT ACCOUNTING POLICIES ESTIMATES

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

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, the Credit Facility, and the 2023 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2021, we had two portfolio companies on non-accrual, representing 2.7% and 2.6% of our

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

overall portfolio on a cost and fair value basis, respectively. As of September 30, 2020, we had three portfolio company on non-accrual, representing 2.1% and 1.8% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the years ended September 30, 2021, 2020 and 2019, we recorded a provision for taxes of $0.4 million, $0.4 million and zero, respectively, pertaining to U.S. federal excise tax.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company wholly-owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I and the Securitization Issuer in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL or PTSF. See further description of our investment in PSSL in Note 4.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

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

SEPTEMBER 30, 2021

Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser earned a base management fee of $10.7 million, $11.4 million and $10.2 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser earned $5.3 million, $9.3 million and $7.6 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser did not accrued an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2021, 2020 and 2019 was zero, zero and $(1.4) million, respectively.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2021. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2021, 2020 and 2019, we reimbursed the Investment Adviser approximately $1.1 million, $1.6 million and $1.9 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During the years ended September 30, 2021, 2020 and 2019, the Company made no purchases from and sold zero, $15.0 million and zero in total investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Net realized losses on those sales for the same periods amounted to zero, $1.0 million and zero, respectively.

For the years ended September 30, 2021, 2020 and 2019, we sold $285.8 million, $86.7 million and $89.6 million investments, respectively, in investments to PSSL at fair value and recognized $0.4 million, $0.5 million and $0.5 million of net realized gains for the same periods, respectively.

For the six months ended September 30, 2021, we sold $81.4 Million in investments to PTSF at fair value and recognized $0.5 million of net realized gains.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2021, 2020 and 2019 totaled $664.1 million, $439.2 million and $641.7 million, respectively. Sales and repayments of investments for the same periods totaled $702.1 million, $396.9 million and $527.3 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2021		September 30, 2020
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$795,263,521	$793,543,269	$861,283,212	$843,236,998
First lien in PSSL	140,875,000	140,875,000	125,378,750	125,378,750
Second lien	8,936,756	8,949,112	31,627,520	29,911,030
Equity	65,185,730	93,395,916	44,928,206	48,491,115
Equity interests in PSSL	60,375,000	44,856,115	53,733,750	39,910,574
Total investments	1,070,636,007	1,081,619,412	1,116,951,438	1,086,928,467
Cash and cash equivalents	49,825,527	49,825,527	57,534,421	57,511,928
Total investments and cash and cash equivalents	$1,120,461,534	$1,131,444,939	$1,174,485,859	$1,144,440,395

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2021 (1)	September 30, 2020 (1)
Media	9%	5%
Professional Services	8	8
Personal Products	7	1
Capital Equipment	6	5
Commercial Services & Supplies	5	2
IT Services	5	1
Media: Diversified and Production	5	3
Aerospace and Defense	4	5
Business Services	4	5
Healthcare Technology	4	4
High Tech Industries	4	6
Construction and Building	3	4
Electronic Equipment, Instruments, and Components	3	3
Automobiles	2	—
Chemicals, Plastics and Rubber	2	2
Consumer Services	2	2
Diversified Consumer Services	2	1
Diversified Financial Services	2	1
Financial Services	2	—
Healthcare Equipment and Supplies	2
Hotels, Restaurants and Leisure	2	2
Media: Advertising, Printing and Publishing	2	2
Media: Broadcasting and Subscription	2	2
Wholesale	2	2
Banking, Finance, Insurance & Real Estate	1	2
Building Products	1	2
Construction & Engineering	1	1
Energy Equipment and Services	1	1
Healthcare Providers and Services	1	1
Hotel, Gaming and Leisure	1	4
Insurance	1	2
Beverage, Food and Tobacco	—	3
Consumer Goods: Durable	—	3
Consumer Goods: Non-Durable	—	2
Environmental Industries	—	1
Healthcare and Pharmaceuticals	—	4
Retail	—	1
Telecommunications	—	2
All Other	4	5
Total	100%	100%

(1)	Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2021 and 2020, PSSL had total assets of $603.6 million and $406.4 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $48.0 million and $25.3 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2021 and 2020, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment made in PSSL consisted of first lien secured debt of $140.9 million (additional $29.4 million unfunded) and $125.4 million (additional $15.5 million unfunded), respectively, and equity interests of $60.4 million (additional $12.6 million unfunded) and $53.7 million (additional $6.6 million unfunded), respectively.

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

Additionally, PSSL has entered into a $155.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 260 basis points, or the PSSL Credit Facility 2, with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

	September 30, 2021	September 30, 2020
Total investments	$564,783,128	$392,986,090
Weighted average cost yield on income producing investments	7.1%	6.8%
Number of portfolio companies in PSSL	74	45
Largest portfolio company investment	$18,932,630	$20,614,860
Total of five largest portfolio company investments	$84,287,460	$93,320,993

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

Below is a listing of PSSL’s individual investments as of September 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,088.%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	8,977,500	$8,851,554	$8,842,838
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%		3M L+700	5,525,093	5,375,682	5,179,775
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	5,720,691	5,653,291	5,663,484
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		3M L+525	1,020,636	1,020,636	1,010,430
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	2,222,284	2,222,284	2,200,061
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%		3M L+525	4,173,913	4,103,292	4,132,174
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,511,364	4,419,019	4,421,136
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		1M L+625	12,879,690	12,868,714	12,879,690
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850	12,281,867	12,231,080	11,980,961
			(PIK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%		3M L+450	2,653,333	2,646,700	2,654,448
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%		3M L+450	5,614,627	5,518,856	5,530,408
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%		1M L+675	9,500,705	9,453,659	9,215,683
			(PIK 1.00%)
Connatix Buyer, Inc	07/13/2027	Media	6.25%		1M L+550	4,000,000	3,921,757	3,920,000
CoolSys, Inc	08/04/2028	Business Services	5.50%		1M L+475	1,909,091	1,890,159	1,913,864
Crane 1 Services Inc	08/16/2027	Commercial Services & Supplies	6.75%		1M L+575	2,131,579	2,100,271	2,110,264
Crash Champions, LLC	08/05/2025	Automobiles	6.00%		3M L+500	8,977,500	8,801,543	8,797,950
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.08%		1M L+500	3,228,001	3,111,026	3,186,037
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	8,746,050	8,694,764	8,746,050
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	7,323,008	7,278,084	7,323,008
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%		3M L+600	10,000,000	9,803,125	9,800,000
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%		1M L+625	15,675,682	15,584,366	15,565,952
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%		3M L+800	5,719,009	5,624,041	5,633,224
			(PIK 3.50%)
ECL Entertainment, LLC	03/312028	Hotels, Restaurants and Leisure	8.25%		1M L+750	2,647,212	2,621,341	2,706,774
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%		1M L+450	4,994,355	4,994,355	4,894,468
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.50%		3M L+475	10,000,000	9,954,660	10,000,000
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.02%		1M L+590	4,769,595	4,732,000	4,745,747
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		3M L+625	14,925,000	14,648,015	14,626,500
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	3,967,531	3,947,994	3,947,694
Graffiti Buyer, Inc	08/10/2027	Trding Companies & Distributors	6.75%		3M L+575	2,392,857	2,345,748	2,356,964
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		3M L+500	2,481,250	2,424,925	2,456,438
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600	6,473,725	6,407,142	6,441,356
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%		3M L+575	13,589,144	13,338,397	13,317,361
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%		3M L+450	11,566,905	11,527,975	11,566,905
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700	19,450,000	19,192,725	18,932,630
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+750	10,491,277	10,435,348	9,833,474
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.75%		1M L+575	5,706,549	5,605,574	5,706,549
Lucky Bucks, LLC	07/20/2027	Hotel, Gaming and Leisure	6.25%		1M L+550	4,500,000	4,411,012	4,424,085
Marketplace Events, LLC	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	617,487	617,487	617,487
Super Priority First Lien Term Loan			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	09/30/2025	Media: Diversified and Production	—		—	589,122	—	—
Marketplace Events LLC	09/30/2026	Media: Diversified and Production	0.00%	(4)	—	4,614,973	3,441,474	4,614,973
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%		1M L+550	10,000,000	9,812,779	9,900,000
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%		3M L+575	7,481,250	7,337,843	7,331,625
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+550	5,531,856	5,411,520	5,476,537
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%		3M L+500	5,889,949	5,877,013	5,889,949
NBH Group LLC	08/19/2026	Healthcare, Education & Culture	6.50%		3M L+550	10,901,830	10,687,200	10,683,794
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%		1M L+550	14,550,000	14,481,129	13,895,250
OIS Management Services LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%		1M L+475	1,995,000	1,965,911	1,965,075
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%		1M L+625	14,919,643	14,631,178	14,658,549
Output Services Group, Inc.	03/27/2024	Business Services	5.50%		1M L+450	7,743,419	7,732,934	7,046,511
Ox Two, LLC	05/18/2026	Construction and Building	7.00%		3M L+600	4,975,000	4,901,154	4,875,500
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.12%		1M L+500	9,692,670	9,514,071	9,466,540
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	1,577,806	1,568,099	1,577,806
PlayPower, Inc.	05/8/2026	Consumer Goods: Durable	5.63%		3M L+550	3,805,440	3,719,648	3,735,687
Recteq, LLC	01/29/2026	Leisure Products	7.00%		3M L+600	4,975,000	4,887,511	4,925,250
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%		3M L+550	10,679,701	10,591,506	10,543,962
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%		3M L+600	5,578,331	5,495,801	5,438,872
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		1M L+550	5,549,876	5,492,898	5,549,876
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%		3M L+700	11,784,634	11,760,259	11,254,326
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.32%		3M L+450	12,576,323	12,458,672	12,450,560
Snak Club, LLC	07/19/2022	Beverage, Food and Tobacco	7.00%		1M L+600	4,388,056	4,361,678	4,388,056
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%		1M L+575	5,892,286	5,854,034	5,892,286

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,389,000	4,505,648	4,764,830
STV Group Incorporated	12/11/2026	Construction and Building	5.33%	1M L+525	9,075,412	9,003,666	9,030,035
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	4,950,000	4,860,463	4,948,403
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,337,380	10,312,931	10,234,006
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525	2,309,486	2,306,149	2,296,969
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.77%	3M L+550	5,713,461	5,633,702	5,656,327
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	1,743,846	1,709,872	1,732,860
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	6M L+575	13,383,253	13,375,955	13,383,253
The Vertex Companies, LLC	08/30/2027	Construction and Engineering	6.50%	6M L+550	5,634,134	5,523,212	5,528,647
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,834,066	8,654,973	8,569,044
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%	1M L+575	8,558,226	8,593,467	8,558,226
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636,062	6,598,947	6,636,062
Tyto Athene, LLC	08/27/2024	IT Services	6.25%	1M L+550	11,442,500	11,334,186	11,442,500
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	1M L+450	17,571,320	17,457,179	17,483,464
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	5.50%	1M L+450	11,030,410	10,848,799	10,975,256
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,437,500	12,141,939	11,971,094
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	5,705,549	5,655,884	5,678,016
Total First Lien Secured Debt						558,879,885	557,731,845
Second Lien Secured Debt - 10.5%
DBI Intermediate Holdco, LLC, Term Loan B	02/02/2026	Business Services	11.00%	—	2,434,333	2,434,333	2,434,333
			(PIK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000,000	2,946,584	2,940,000
Total Second Lien Secured Debt						5,380,917	5,374,333
Equity Securities - 3.3%
DBI Intermediate Holdco, LLC, Series A-1	—	Business Services	13.00%	—	6,784	5,034,310	—
DBI Intermediate Holdco, LLC, Series AA	—	Business Services	—	—	7,007	6,731,347	1,314,706.0
DBI Intermediate Holdco, LLC, Series B	—	Business Services	—	—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	362,244.0
Total Equity Securities						12,002,178	1,676,950
Total Investments - 1101.7%						576,262,980	564,783,128
Cash and Cash Equivalents - 55.3%
BlackRock Federal FD Institutional 30						28,190,894	28,190,894
US Bank Cash						195,787	182,647
Total Cash and Cash Equivalents						28,386,681	28,373,541
Total Investments and Cash Equivalents —1,157.1%						$604,649,661	$593,156,669
Liabilities in Excess of Other Assets — (1057.1)%							(541,892,538)
Members' Equity—100.0%							$51,264,131

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

(2)	Valued based on PSSL’s accounting policy.
(3)	Non-U.S. company or principal place of business outside the United States.
(4)	Non-income producing security.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

Below is the financial information for PSSL:

Statements of Assets and Liabilities

	September 30, 2021	September 30, 2020
Assets
Investments at fair value (cost—$576,262,980 and $408,251,402, respectively)	$564,783,128	$392,986,090
Cash and cash equivalents (cost—$28,386,681 and $11,115,373 , respectively)	28,373,541	11,121,479
Interest receivable	1,413,529	2,235,595
Receivable for investment sold	7,323,360	—
Prepaid expenses and other assets	1,665,633	62,812
Total assets	603,559,191	406,405,976
Liabilities
Payable for investments purchased	31,963,307	—
PSSL Credit facility payable	112,000,000	—
Capital One, NA credit facility payable	—	216,969,469
2032 Asset-backed debt, net (par—$246,000,000)	242,756,901	—
Notes payable to members	161,000,000	143,290,000
Interest payable on PSSL Credit Facility	1,740,807	490,858
Interest payable on notes to members	2,655,607	32,719
Accrued other expenses	178,438	10,845
Total liabilities	552,295,060	360,793,891
Commitments and contingencies (1)	—	—
Members' equity	51,264,131	45,612,085
Total liabilities and members' equity	$603,559,191	$406,405,976

(1)	As of both September 30, 2021 and 2020, PSSL had $0.6 million and zero unfunded commitments to fund investments, respectively.

Statements of Operations
	Year Ended September 30, 2021	Year Ended September 30, 2020	Year Ended September 30, 2019
Investment income:
Interest	$33,364,275	$33,260,154	$39,288,981
Other income	982,118	138,795	785,111
Total investment income	34,346,393	33,398,949	40,074,092
Expenses:
Interest and expenses on PSSL Credit Facility and 2032 Asset-Backed Debt	9,648,602	11,865,971	16,487,783
Interest expense on notes to members	12,635,490	13,531,037	14,247,817
Administrative services expenses	1,200,000	1,200,000	1,150,000
Other general and administrative expenses (1)	906,134	485,660	454,600
Total expenses	24,390,226	27,082,668	32,340,200
Net investment income	9,956,167	6,316,281	7,733,892
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	(4,732,408)	(992,974)	(885,069)
Net change in unrealized (depreciation) appreciation on:
Investments	3,377,322	(9,368,121)	(5,976,299)
Credit facility foreign currency translation	(489,034)	(2,210,907)	1,887,878
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	2,888,288	(11,579,028)	(4,088,421)
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(1,844,120)	(12,572,002)	(4,973,490)
Net increase (decrease) in members' equity resulting from operations	$8,112,047	$(6,255,721)	$2,760,402

(1)	No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

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

SEPTEMBER 30, 2021

Level 3:	Inputs that are unobservable for an asset or liability because they are based on our own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Our 2023 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Note, our 2031 Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$177,480,425	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	754,003,640	Market Comparable	Market Yield	5.6% – 13.0% (7.5%)
Second lien	8,084,823	Market Comparable	Market Yield	11.0% – 14.0% (11.8%)
First lien	2,934,204	Enterprise Market Value	EBITDA multiple	1.8x
Second lien	864,289	Enterprise Market Value	EBITDA multiple	5.4x
Equity	70,252,783	Enterprise Market Value	EBITDA multiple	4.7x – 18.5x (11.5x)
Equity	7,569,161	Enterprise Market Value	DLOM	9.3%
Total Level 3 investments	$1,021,189,325
Long-Term Credit Facility	$218,851,500	Market Comparable	Market Yield	2.1%

Asset Category	Fair value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$114,844,301	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	848,114,233	Market Comparable	Market Yield	5.4% – 19.5% (8.4%)
Second lien	23,017,187	Market Comparable	Market Yield	9.3% – 11.0% (9.5%)
First lien	5,657,214	Enterprise Market Value	EBITDA multiple	0.3x
Second lien	6,893,843	Enterprise Market Value	EBITDA multiple	0.3x – 8.5x (2.0x)
Equity	48,491,115	Enterprise Market Value	EBITDA multiple	0.3x – 15.2x (10.4x)
Total Level 3 investments	$1,047,017,893
Long-Term Credit Facility	$299,047,275	Market Comparable	Market Yield	3.4%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

Our investments, cash and cash equivalents, Credit Facility or Prior Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$934,418,269	$—	$—	$934,418,269	$—
Second lien	8,949,112	—	—	8,949,112	—
Equity	138,252,031	—	—	77,821,944	60,430,087
Total investments	1,081,619,412	—	—	1,021,189,325	60,430,087
Cash and cash equivalents	49,825,527	49,825,527	—	—	—
Total investments and cash and cash equivalents	$1,131,444,939	$49,825,527	$—	$1,021,189,325	$60,430,087
Credit Facility payable	$218,851,500	$—	$—	$218,851,500	$—
2023 Notes payable	111,114,023	111,114,023	—	—	—
2026 Notes payable (2)	97,170,665	—	97,170,665	—	—
2031 Asset-Backed Debt(2)	225,497,177	—	—	225,497,177	—
Total debt	$652,633,365	$111,114,023	$97,170,665	$444,348,677	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.

(2)

We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes and the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2021
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$968,615,748	$78,402,145	$1,047,017,893
Net realized losses	(3,731,128)	(8,220,309)	(11,951,437)
Net change in unrealized depreciation	16,325,961	26,123,844	42,449,805
Purchases, PIK interest, net discount accretion and non-cash exchanges	630,323,712	15,476,863	645,800,575
Sales, repayments and non-cash exchanges	(677,116,024)	(25,011,487)	(702,127,511)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$934,418,269	$86,771,056	$1,021,189,325
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$10,312,641	$30,024,524	$40,337,165

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

	Year Ended September 30, 2020
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$944,900,800	$86,836,779	$1,031,737,579
Net realized losses	(11,024,231)	(1,192,236)	(12,216,467)
Net change in unrealized (depreciation) appreciation	(7,074,283)	(8,059,490)	(15,133,773)
Purchases, PIK interest, net discount accretion and non-cash exchanges	431,515,177	7,980,884	439,496,061
Sales, repayments and non-cash exchanges	(389,701,715)	(7,163,792)	(396,865,507)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$968,615,748	$78,402,145	$1,047,017,893
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(15,116,028)	$(6,860,646)	$(21,976,674)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facility	2021	2020
Beginning Balance (cost – $308,598,500 and $265,307,500, respectively)	$299,047,275	$263,988,583
Net change in unrealized (depreciation) appreciation included in earnings	9,002,725	(8,232,308)
Borrowings	346,500,000	265,000,000
Repayments	(435,698,500)	(221,709,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $219,400,000 and $308,598,500, respectively)	$218,851,500	$299,047,275

As of September 30, 2021, we had no outstanding non-U.S. dollar borrowings on our Credit Facility.

As of September 30, 2020, we had outstanding non-U.S. dollar borrowings on our Prior Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency		Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	C	$16,500,000	$11,698,500	12,352,610	October 1, 2020	654,110

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $2.9 million, zero and $4.5 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2021, 2020 and 2019, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and 2031 Asset-Backed Debt.

For the years ended September 30, 2021, 2020 and 2019, our Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(11.6) million, $14.2 million and less than $(0.1) million, respectively. As of September 30, 2021, 2020 and 2019, the net unrealized depreciation on our Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes totaled $7.2 million, $18.8 million and $4.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2021 were as follows:

Name of Investment	Fair Value at September 30, 2020	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
DBI Holding, LLC	$13,701,991	$3,853,277	$(24,256)	$(10,098,116)	$7,432,896	$1,141,207	$—	$(14,947,196)
Country Fresh Holding Company Inc.	11,086,834	4,191,843	(26,156,024)	10,877,347	—	167,794	122,570	(20,461,619)
Total Non-Controlled Affiliates	$24,788,825	$8,045,120	$(26,180,280)	$779,231	$7,432,896	$1,309,001	$122,570	$(35,408,815)
Controlled Affiliates
Marketplace Events, LLC	$16,155,762	$5,215,248	$(1,052,048)	$11,330,002	$31,648,964	$184,773	$195,630	$(2,000,250)
PennantPark Senior Secured
Loan Fund I LLC *	165,289,324	22,137,500	—	(1,695,709)	185,731,115	11,055,802	8,793,750	—
Total Controlled Affiliates	$181,445,086	$27,352,748	$(1,052,048)	$9,634,293	$217,380,079	$11,240,574	$8,989,380	$(2,000,250)
Total Controlled and Non-Controlled Affiliates	$206,233,911	$35,397,868	$(27,232,328)	$10,413,524	$224,812,975	$12,549,576	$9,111,950	$(37,409,065)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net (decrease) increase in net assets resulting from operations:

	Years Ended September 30,
	2021	2020	2019
Numerator for net increase in net assets resulting from operations	$56,516,043	$18,413,044	$11,416,106
Denominator for basic and diluted weighted average shares	38,776,831	38,772,074	38,772,074
Basic and diluted net increase in net assets per share resulting from operations	$1.46	$0.47	$0.29

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

As of September 30, 2021 and 2020, the cost of investments for federal income tax purposes approximates amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2021	2020	2019
Decrease in paid-in capital	$(368,826)	$(481,300)	$(829,509)
Decrease in accumulated net realized loss	(292,434)	(263,428)	(240,568)
Increase in undistributed net investment income	661,260	744,728	1,070,077

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2021	2020	2019
Net increase in net assets resulting from operations	$56,516,043	$18,413,044	$11,416,106
Net realized loss on investments	12,796,507	12,682,031	31,423,869
Net change in unrealized depreciation (appreciation) on investments and debt	(29,686,179)	12,289,924	2,621,833
Other book-to-tax differences	3,152,781	(2,424,049)	(3,080,010)
Other non-deductible expenses	845,938	756,751	271,170
Taxable income before dividends paid deduction	$43,625,090	$41,717,701	$42,652,968

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows:

	As of September 30,
	2021	2020	2019
Undistributed ordinary income – tax basis	$8,414,584	$8,474,081	$12,118,162
Short-term realized loss carried forward	(6,451,882)	(8,273,684)	—
Long-term realized loss carried forward	(59,135,874)	(40,146,961)	(34,695,983)
Distributions payable and other book to tax differences	(9,668,562)	(9,886,725)	(14,239,573)
Net unrealized appreciation (depreciation) of investments and debt	18,599,560	(11,086,619)	1,203,305
Total accumulated deficit – book basis	$(48,242,174)	$(60,919,908)	$(35,614,089)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2021	2020	2019
Ordinary income (including short-term gains, if any)	$44,207,138	$44,200,163	$44,200,163
Long-term capital gain	—	—	—
Total distributions	$44,207,138	$44,200,163	$44,200,163
Total distributions per share based on weighted average shares	$1.14	$1.14	$1.14

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2021 and 2020, cash and cash equivalents consisted of money market funds in the amounts of $49.8 million and $57.5 million at fair value, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2021	2020	2019	2018	2017
Per Share Data:
Net asset value, beginning of year	$12.31	$12.97	$13.82	$14.10	$14.06
Net investment income (1)	1.02	1.12	1.17	0.81	1.10
Net change in realized and unrealized (loss) gain (1)	0.44	(0.65)	(0.88)	0.06	0.10
Net increase in net assets resulting from operations (1)	1.46	0.47	0.29	0.87	1.20
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.14)	(1.14)	(1.14)	(1.03)	(1.15)
Distribution of realized gains	—	—	—	(0.11)	—
Total distributions to stockholders	(1.14)	(1.14)	(1.14)	(1.14)	(1.15)
(Dilutive) effect of common stock issuance
and acquisition of MCG (1)	—	—	—	(0.01)	(0.01)
Net asset value, end of year	$12.62	$12.31	$12.97	$13.82	$14.10
Per share market value, end of year	$12.79	$8.44	$11.60	$13.15	$14.48
Total return (3)	66.47%	(17.15)%	(3.20)%	(1.29)%	18.71%
Shares outstanding at end of year	38,880,728	38,772,074	38,772,074	38,772,074	32,480,074
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.77%	5.19%	3.94%	3.01%	4.13%
Ratio of debt related expenses to average net assets (5)	5.00%	5.63%	5.21%	4.73%	1.98%
Ratio of total expenses to average net assets (5)	8.77%	10.82%	9.15%	7.74%	6.11%
Ratio of net investment income to average net assets (5)	8.07%	9.00%	8.76%	5.81%	7.85%
Net assets at end of year	$490,611,256	$477,270,392	$503,057,511	$535,841,568	$457,906,274
Weighted average debt outstanding	$622,738,912	$737,208,720	$512,134,647	$354,321,752	$269,319,832
Weighted average debt per share (1)	$16.06	$19.01	$13.21	$9.25	$8.90
Asset coverage per unit (6)	$1,746	$1,677	$1,786	$2,122	$2,780
Portfolio turnover ratio	62.58%	35.08%	52.64%	47.15%	59.70%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any (not annualized).
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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2021

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2021, 2020 and 2019, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 3.9%, 3.7% and 5.3%, respectively. As of September 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2021 and 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 175% and 168%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with the Lenders was $300 million as of September 30, 2021, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of September 30, 2021 and 2020, Funding I had $219.4 million and $308.6 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.3% and 2.2%, exclusive of the fee on undrawn commitments as of September 30, 2021 and 2020, respectively. As of September 30, 2021 and 2020, we had $80.6 million and $211.4 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

During the revolving period, the Credit Facility bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2026. The Credit Facility is secured by all of the assets of Funding I. Both we and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2021, we were in compliance with the covenants relating to our Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $117.8 million and $138.6 million were outstanding as at September 30, 2021 and 2020, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee.

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

SEPTEMBER 30, 2021

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both September 30, 2021 and 2020, the Company had $228.0 million 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.6% and 2.7%, respectively. As of September 30, 2021 and 2020, the unamortized fees on the 2031 Asset-Backed Debt were $2.5 million and $3.1 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2021 and 2020, we had $166.9 million and $73.3 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $42.0 million and $22.1 million to PSSL as of September 30, 2021 and 2020, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

 13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2021, PennantPark Senior Secured Loan Fund I LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PennantPark Senior Secured Loan Fund I LLC for the years ended September 30, 2021, 2020 and 2019 are being filed herewith as Exhibit 99.3 and Exhibit 99.4.

14. SUBSEQUENT EVENTS

On October 6, 2021, we issued an additional $85 million aggregate principal amount of our 4.25% Notes due 2026 (the “Add-On Notes”) in an add-on offering (the “Add-On Offering”) pursuant to the Base Indenture, dated March 23, 2021 (the “Base Indenture”), between the Company and American Stock Transfer & Trust Company, LLC (the “Trustee”), as supplemented by the First Supplemental Indenture, dated March 23, 2021, between the Company and the Trustee (together with the Base Indenture, the “Indenture”). In connection with the Add-On Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”), by and among the Company, PennantPark Investment Advisers, LLC (the “Investment Adviser”) and Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc., as representatives of the several underwriters named on Schedule A to the Underwriting Agreement.

The Add-On Notes constitute a further issuance of the $100 million aggregate principal amount of the 2026 Notes issued by the Company on March 23, 2021 (the “Existing Notes”) under the Indenture.

The Add-On Notes are treated as a single series with the Existing Notes and have the same terms as the Existing Notes, other than the issue date and the offering price. The Add-On Notes have the same CUSIP number and are fungible and rank equally with the Existing Notes. Upon issuance of the Add-On Notes, the outstanding aggregate principal amount of the Company’s 4.25% notes due 2026 is $185 million.

Subsequent to quarter end, PFLT had new funded investments of $82.3 million, net of sales and repayments.  PSSL had new funded investments of $23.3 million, net of sales and repayments.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.4

Indenture, dated as of March 23, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on March 23, 2021).

4.5

First Supplemental Indenture, dated as of March 23, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on March 23, 2021.

4.6	Form of 4.25% Notes due 2026 (Incorporated by reference to Exhibit 4.5 hereto).

4.7	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891) filed on November 20, 2019).

10.1

Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 99(k)(2) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.2

Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-170243), filed on March 29, 2011).

10.3

Second Amended and Restated Investment Advisory Agreement, dated as of February 2, 2016, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on February 4, 2016).

10.4

Limited Liability Company Agreement of PennantPark Senior Secured Loan Fund I LLC, dated as of May 4, 2017, by and between PennantPark Floating Rate Capital Ltd. and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 8, 2017).

10.5

Indemnification Agreement, dated as of November 15, 2016, between PennantPark Floating Rate Capital Ltd. and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891) filed on November 22, 2016).

10.6

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

10.7

Collateral Management Agreement, dated as of September 19, 2019, between PennantPark CLO I, Ltd., as issuer, and PennantPark Investment Advisers, LLC, as collateral manager (Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on September 20, 2019).

10.8

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

10.11

Revolving Credit and Security Agreement, dated as of August 12, 2021, among PennantPark Floating Rate Funding I, LLC, as the borrower, PennantPark Investment Advisers, LLC, as the collateral manager, the lenders from time to time party thereto, Truist Bank., as administrative agent, Truist Securities, Inc., as lead arranger, U.S. Bank National Association, as collateral agent, U.S. Bank National Association, as collateral administrator, U.S. Bank National Association, as backup collateral manager, and U.S. Bank National Association, as custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on August 18, 2021).

10.12

Amended and Restated Purchase and Contribution Agreement, dated as of August 12, 2021, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on August 18, 2021).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed November 17, 2011).

99.2*	Report of RSM US LLP on Senior Securities Table

99.3*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2021 and 2020.

99.4*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2020 and 2019.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2021.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 17, 2021
Arthur H. Penn

/s/ RICHARD CHEUNG	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 17, 2021
Richard Cheung

/s/ ADAM K. BERNSTEIN	Director	November 17, 2021
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 17, 2021
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 17, 2021
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 17, 2021
Samuel L. Katz