Form 10-Q
period 2021-12-31
PennantPark Floating Rate Capital Ltd.
filed 2022-02-09
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00891

PENNANTPARK FLOATING RATE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

MARYLAND	27-3794690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

(212) 905-1000

(Registrant’s Telephone Number, Including Area Code)

590 Madison Avenue, 15th Floor

New York, New York 10022

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 9, 2022 was 39,150,794.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

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

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	September 30, 2021
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost— $908,298,246 and $824,541,549, respectively	$945,338,180	$856,806,437
Non-controlled, affiliated investments (cost— $22,380,092 and $22,380,092, respectively	640,457	7,432,896
Controlled, affiliated investments (cost— $241,268,951 and $223,714,366, respectively	233,842,905	217,380,079
Total investments (cost— $1,171,947,289 and $1,070,636,007, respectively	1,179,821,542	1,081,619,412
Cash and cash equivalents (cost—$61,266,283 and $49,825,527, respectively)	61,266,942	49,825,527
Interest receivable	5,737,043	5,445,726
Receivable for investments sold	18,429,923	33,965,807
Prepaid expenses and other assets	96,209	—
Total assets	1,265,351,659	1,170,856,472
Liabilities
Distributions payable	3,718,603	3,690,320
Payable for investments purchased	1,058,400	13,545,522
Credit Facility payable, at fair value (cost—$256,653,500 and $219,400,000, respectively) (See Notes 5 and 11)	256,670,500	218,851,500
2023 Notes payable, at fair value (par—$97,005,901 and $117,792,879, respectively) (See Notes 5 and 11)	86,150,940	111,114,023
2026 Notes payable, net (par—$185,000,000 and $100,000,000, respectively) (See Notes 5 and 11)	181,693,294	97,170,665
2031 Asset-Backed Debt, net (par—$228,000,000 ) (See Notes 5 and 11)	225,654,887	225,497,177
Interest payable on debt	4,014,294	5,454,784
Base-management fee payable (See Note 3)	2,896,251	2,706,828
Performance-based incentive fee payable (See Note 3)	3,180,464	623,718
Deferred tax liability	1,539,871	—
Accrued other expenses	1,368,667	1,590,679
Total liabilities	767,946,171	680,245,216
Commitments and contingencies (See Note 12)
Net assets
Common stock, 39,150,794 and 38,880,728 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	39,151	38,881
Paid-in capital in excess of par value	542,281,346	538,814,549
Accumulated Deficit	(44,915,009)	(48,242,174)
Total net assets	$497,405,488	$490,611,256
Total liabilities and net assets	$1,265,351,659	$1,170,856,472
Net asset value per share	$12.70	$12.62

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Investment income:
From non-controlled, non-affiliated investments:
Interest	$16,857,701	$15,301,431
Dividend	576,923	—
Other income	2,823,467	881,785
From non-controlled, affiliated investments:
Interest	112,082	96,462
Other income	—	20,307
From controlled, affiliated investments:
Interest	3,165,289	2,662,876
Dividend	2,800,000	1,575,000
Other Income	—	195,630
Total investment income	26,335,462	20,733,491
Expenses:
Base-management fee (See Note 3)	2,896,252	2,716,172
Performance-based incentive fee (See Note 3)	3,180,464	1,761,874
Interest and expenses on debt (See Note 11)	6,638,782	5,341,340
Administrative services expenses (See Note 3)	143,750	300,000
Other general and administrative expenses	654,600	400,000
Expenses before provision for taxes	13,513,848	10,519,386
Provision for taxes	100,000	100,000
Total expenses	13,613,848	10,619,386
Net investment income	12,721,614	10,114,105
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	3,072,810	(1,707,698)
Non-controlled and controlled, affiliated investments	65,244	(1,052,048)
Net realized gain (loss) on investments	3,138,054	(2,759,746)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	4,386,904	22,537,278
Controlled and non-controlled, affiliated investments	(7,884,198)	252,766
Provision for taxes on unrealized appreciation on investments	(1,539,871)	—
Debt depreciation (appreciation) (See Note 5 and 11)	3,610,604	(4,013,815)
Net change in unrealized (depreciation) appreciation on investments and debt	(1,426,561)	18,776,229
Net realized and unrealized (loss) gain from investments and debt	1,711,493	16,016,483
Net increase in net assets resulting from operations	$14,433,107	$26,130,588
Net increase in net assets resulting from operations per common share (See Note 7)	$0.37	$0.67
Net investment income per common share	$0.33	$0.26

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Net increase in net assets from operations:
Net investment income	$12,721,614	$10,114,105
Net realized gain (loss) on investments	3,138,054	(2,759,746)
Net change in unrealized (depreciation) appreciation on investments	(3,497,294)	22,790,044
Net change in provision for taxes on unrealized appreciation on investments	(1,539,871)	—
Net change in unrealized depreciation (appreciation) on debt	3,610,604	(4,013,815)
Net increase in net assets resulting from operations	14,433,107	26,130,588
Distributions to stockholders:
Distribution of net investment income	(11,105,942)	(11,050,041)
Total distributions to stockholders	(11,105,942)	(11,050,041)
Capital transactions
Public offering (See Note 1)	3,519,865	—
Offering costs	(52,798)	—
Net increase in net assets resulting from capital transactions	3,467,067	—
Net increase in net assets	6,794,232	15,080,547
Net assets:
Beginning of period	490,611,256	477,270,392
End of period	$497,405,488	$492,350,939
Capital share activity:
Shares issued from public offering	270,066	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$14,433,107	$26,130,588
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on investments	3,497,294	(22,790,044)
Net change in unrealized (depreciation) appreciation on debt	(3,610,604)	4,013,815
Net realized loss on investments	(3,138,054)	2,759,746
Net accretion of discount and amortization of premium	(1,357,680)	(557,400)
Purchases of investments	(335,103,427)	(66,964,523)
Payment-in-kind interest	(440,720)	(1,522,805)
Proceeds from dispositions of investments	238,368,492	109,603,991
Amortization of deferred financing costs	(319,660)	157,711
(Increase) decrease in interest receivable	(291,317)	853,044
Decrease in receivable for investments sold	15,535,884	—
Increase in prepaid expenses and other assets	(96,209)	(13,338)
(Decrease) increase in payable for investments purchased	(12,487,122)	5,778,076
Decrease in interest payable on debt	(1,440,490)	(1,709,954)
Increase (decrease) in base management fee payable	189,423	(60,305)
Increase (decrease) in performance-based incentive fee payable	2,556,746	(309,748)
Increase in deferred tax liability	1,539,871	—
(Decrease) increase in accrued other expenses	(222,012)	88,730
Net cash (used in) provided by operating activities	(82,386,478)	55,457,584
Cash flows from financing activities:
Proceeds from public offering	3,519,865	—
Offering costs	(52,798)	—
Distributions paid to stockholders	(11,077,659)	(11,050,041)
Repayment of 2023 Notes issuance (See Notes 5 and 11)	(20,786,979)	(20,786,979)
Proceeds from 2026 Notes issuance (See Notes 5 and 11)	84,332,500	—
Borrowings under Credit Facility (See Notes 5 and 11)	137,253,500	27,500,000
Repayments under Credit Facility (See Notes 5 and 11)	(100,000,000)	(79,198,500)
Net cash provided by (used in) financing activities	93,188,429	(83,535,520)
Net (decrease) increase in cash equivalents	10,801,951	(28,077,936)
Effect of exchange rate changes on cash	639,464	(945,881)
Cash and cash equivalents, beginning of period	49,825,527	57,511,928
Cash and cash equivalents, end of period	$61,266,942	$28,488,111
Supplemental disclosures:
Interest paid	$7,931,433	$6,893,583
Taxes paid	$182,588	$3,682
Non-cash exchanges and conversions	$—	$20,334,379

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—190.1% (3), (4)
First Lien Secured Debt—169.3%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	4,975,000	4,908,538	4,975,000
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/06/2026	Media	—		—	1,244,444	—	—
Altamira Technologies, LLC	07/24/2025	IT Services	9.00%		3M L+800	5,000,282	4,951,372	4,687,764
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	9.00%		3M L+800	575,000	575,000	539,062
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581,250	—	(98,828)
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	7,669,797	7,603,106	7,669,797
American Teleconferencing Services, Ltd.(7)	09/09/2021	Telecommunications	0.00%	(6)	—	7,986,133	7,915,290	1,038,198
American Teleconferencing Services, Ltd. (Revolver) (7)	12/08/2022	Telecommunications	0.00%	(6)	—	1,656,423	1,641,729	1,656,423
Any Hour Services	07/21/2027	Energy Equipment and Services	6.75%		3M L+575	9,993,750	9,835,645	9,993,750
Any Hour Services (7), (9)	07/21/2027	Energy Equipment and Services	—		—	313,529	—	3,135
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—		—	1,147,059	—	—
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	6,256,015	6,203,837	6,177,815
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	300,396	300,396	296,642
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	20,038,791	19,847,465	19,788,306
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Diversified Consumer Services	6.25%		1M L+525	738,043	738,043	721,438
Apex Service Partners, LLC (Revolver) (7), (9)	07/29/2024	Diversified Consumer Services	—		—	1,107,065	—	(24,909)
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.35%		1M L+425	5,850,000	5,826,933	5,557,500
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	8,395,534	8,261,891	8,290,590
Applied Technical Services, LLC (7), (9)	06/29/2022	Commercial Services & Supplies	—		—	5,116,391	—	(6,395)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	8.00%		3M L+475	318,182	318,182	314,205
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	954,545	—	(11,932)
Broder Bros., Co.	12/02/2022	Textiles, Apparel and Luxury Goods	8.00%		3M L+700	6,521,284	6,521,284	6,521,284
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		3M L+625	45,208,541	44,757,509	44,304,370
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2022	High Tech Industries	—		—	4,065,354	—	(81,307)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%		3M L+850	3,009,525	2,994,688	2,988,459
			(PIK 9.50%)
CF512, Inc.	08/20/2026	Media	7.00%		3M L+600	8,158,977	8,028,486	8,077,388
CF512, Inc. (7), (9)	08/20/2026	Media	—		—	190,909	—	—
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—		—	954,545	—	(9,545)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.50%		3M L+450	1,593,262	1,588,869	1,585,295
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	8.00%		3M L+675	24	24	23
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	711,447	—	(21,343)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.75%		3M L+575	7,633,503	7,516,648	7,633,503
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.75%		3M L+575	843,396	843,396	843,396
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	562,264	—	-
Confluent Health, LLC	06/24/2026	Health Providers and Services	5.08%		1M L+500	3,910,000
Connatix Buyer, Inc.	07/13/2027	Media	6.25%		3M L+550	3,990,000	3,913,088	4,009,949
Connatix Buyer, Inc. (7), (9)	01/13/2023	Media	—		—	2,105,263	—	31,579
Connatix Buyer, Inc. (Revolver) (7), (9)	07/13/2027	Media	—		—	1,234,375	—	-
Crane 1 Services, Inc. (7), (9)	08/16/2023	Commercial Services & Supplies	—		—	897,129	—	(2,242)
Crane 1 Services, Inc. (Revolver) (7), (9)	08/16/2027	Commercial Services & Supplies	—		—	336,423	—	(3,364)
Crash Champions, LLC	08/05/2025	Automobiles	5.96%		3M L+525	19,973,600	19,719,678	19,574,128
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	6,528,135	6,503,667	6,528,135
Douglas Products and Packaging Company LLC (Revolver)	10/19/2022	Chemicals, Plastics and Rubber	8.00%		P+475	2,488,333	2,488,333	2,488,333
Douglas Products and Packaging Company LLC (Revolver) (9)	10/19/2022	Chemicals, Plastics and Rubber	—		—	1,902,843	—	—
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	3,950,887	3,935,718	3,950,887
Dr. Squatch, LLC	08/27/2026	Personal Products	7.00%		3M L+600	9,461,573	9,280,861	9,461,573
Dr. Squatch, LLC (Revolver) (7)	08/27/2026	Personal Products	7.00%		3M L+600	2,459,120	2,459,120	2,459,120
Dr. Squatch, LLC (Revolver) (7), (9)	08/27/2026	Personal Products	—		—	894,225	—	—
DRS Holdings III, Inc.	11/03/2025	Personal Products	6.75%		3M L+575	17,626,527	17,478,099	17,520,769
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426,470	—	(8,559)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	6.50%		3M L+550	3,275,696	3,220,537	3,223,285
ECL Entertainment, LLC	03/31/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750	5,242,885	5,192,642	5,321,528
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	5.75%		1M L+475	285,755	285,755	278,611
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	628,661	—	(15,717)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%		1M L+500	6,765,000	6,765,000	6,765,000
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000,000	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%		3M L+675	7,189,139	7,183,481	7,153,193
Findex Group Limited (5)(10)(11)	05/31/2024	Diversified Financial Services	5.10%		3M L+500	AUD 10,000,000	7,358,345	7,270,500
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		1M L+625	22,319,447	21,907,857	22,096,253
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—		—	3,733,280	—	(37,333)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	3,473,750	3,428,171	3,456,381
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—		—	1,071,429	—	214
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	6.75%		3M L+575	158,531	158,531	155,439
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—		—	706,182	—	(13,771)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		3M L+500	4,565,000	4,490,677	4,565,000
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—		—	400,000	—	—
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—		—	750,000	—	—
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.00%		3M L+600	9,801,984	9,801,984	9,800,000
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—		—	—	—	(35,825)
HW Holdco, LLC	12/10/2024	Media	6.75%		1M L+575	7,321,936	7,279,772	7,175,497
HW Holdco, LLC (Revolver) (9)	12/10/2024	Media	—		—	2,887,174	—	(28,872)
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—		—	1,451,613	—	(29,032)
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	7.00%		3M L+600	500,000	490,012	490,000
IDC Infusion Services, Inc. (9)	06/30/2023	Healthcare Equipment and Supplies	—		—	12,500,000	—	—
IDC Infusion Services, Inc. (Revolver) (9)	12/30/2026	Healthcare Equipment and Supplies	—		—	4,166,667	—	—
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	6.75%		3M L+600	4,507,009	4,417,617	4,416,869
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Professional Services	6.75%		3M L+600	238,439	238,439	233,671
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—		—	238,439	—	(4,769)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Imagine Acquisitionco, LLC	11/15/2027	Software	6.50%	3M L+550	4,008,612	$3,929,541	$3,928,440
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,656,603	—	(16,566)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,192,754	—	(23,855)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare Providers and Services	6.50%	3M L+550	3,482,388	3,399,755	3,395,328
Inception Fertility Ventures, LLC (9)	12/07/2023	Healthcare Providers and Services	—	—	9,185,272	—	(114,816)
Infolinks Media Buyco, LLC	11/01/2026	Media	7.00%	3M L+600	2,644,552	2,593,121	2,591,661
Infolinks Media Buyco, LLC- Unfunded Term Loan	11/01/2023	Media	—	—	968,644	—	(9,686)
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	3,244,904	3,227,166	3,244,904
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	533,525	533,525	533,525
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.50%	3M L+450	16,114,175	16,051,093	16,114,175
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	6.25%	3M L+550	18,105,120	17,971,638	18,014,594
Integrity Marketing Acquisition, LLC (7), (9)	07/09/2023	Insurance	—	—	3,841,538	—	9,604
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	642,857	642,857	630,000
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	785,714	—	(15,714)
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.00%	3M L+600	21,025,154	20,609,268	20,604,650
Kinetic Purchaser, LLC - (Revolver)	11/10/2026	Personal Products	7.00%	3M L+600	1,648,651	1,648,651	1,615,678
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	1,786,039	—	(35,721)
Lash OpCo, LLC	02/18/2027	Personal Products	8.00%	1M L+700	17,119,082	16,757,462	16,947,892
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	1,920,443	—	(19,204)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	1M L+750	9,512,965	9,480,648	9,065,855
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.50%	1M L+750	1,699,283	1,699,283	1,619,416
			(PIK 5.00%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	7.25%	3M L+625	3,775,397	3,701,297	3,699,889
Ledge Lounger, Inc. (Revolver)	11/09/2026	Leisure Products	7.25%	3M L+625	526,061	526,061	515,540
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	263,030	—	(5,261)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.75%	1M L+575	24,544,628	24,197,861	23,869,650
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	6.75%	1M L+575	666,480	666,480	648,152
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	1,832,819	—	(50,403)
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	7.25%	3M L+625	14,247,442	14,179,437	14,247,442
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	7.25%	3M L+625	516,105	516,105	516,105
Lucky Bucks, LLC	07/20/2027	Hotels, Restaurants and Leisure	6.25%	3M L+550	4,500,000	4,413,607	4,415,625
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	3,812,401	3,651,144	3,459,754
Management Consulting & Research, LLC	8/16/2027	Aerospace and Defense	7.00%	3M L+600	18,700,000	18,333,196	18,326,000
Management Consulting & Research, LLC (Revolver) (9)	8/16/2027	Aerospace and Defense	—	—	5,188,416	—	(103,768)
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	3M L+550	6,097,621	5,987,827	6,067,132
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	1,623,661	—	(8,118)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157,407	—	(11,574)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	6.50%	3M L+550	2,413,793	2,389,683	2,389,655
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	3,103,448	—	—
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,482,759	—	—
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,692,790	—	—
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	15,153,628	15,031,784	15,002,092
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—	2,869,470	—	(28,695)
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	1M L+500	604,461	602,768	604,461
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2022	Capital Equipment	6.00%	1M L+500	468,198	468,198	468,198
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2022	Capital Equipment	—	—	856,890	—	—
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	946,586	—	(5,679)
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	946,586	—	(15,145)
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,676,672	—	(16,767)
OIS Management Services, LLC	07/09/2026	Healthcare Equipment and Supplies	5.50%	3M L+450	5,098,111	5,047,323	5,047,130
OIS Management Services, LLC (Revolver) (7)	07/09/2026	Healthcare Equipment and Supplies	5.50%	3M L+450	444,444	444,444	440,000
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	3M L+625	8,929,288	8,762,330	8,773,023
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	6.25%	3M L+525	7,249,717	7,106,788	7,177,220
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	860,692	—	(8,607)
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	4,887,690	4,474,897	4,398,920
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	1M L+600	22,579,375	22,260,103	22,127,788
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	7.00%	1M L+600	2,483,871	2,483,871	2,434,194
Ox Two, LLC (Revolver) (7), (9)	05/18/2026	Construction and Building	—	—	903,226	—	(18,065)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	7.50%	3M L+650	6,156,436	6,049,751	6,048,698
PL Acquisitionco, LLC (Revolver)	11/09/2027	Textiles, Apparel and Luxury Goods	7.50%	3M L+650	610,612	610,612	599,926
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	1,679,182	—	(29,386)
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	642,366	640,601	642,366
PlayPower, Inc.	05/08/2026	Leisure Products	5.72%	1M L+575	3,468,324	3,444,191	3,387,408
PRA Events, Inc.	08/07/2025	Business Services	11.50%	1M L+1,050	3,250,039	2,816,020	3,136,287
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	7.25%	1M L+625	4,742,142	4,654,000	4,647,299
Quantic Electronics, LLC (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	2,809,953	—	(28,099)
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	669,972	—	(13,399)
Questex, LLC	09/09/2024	Media: Diversified and Production	6.00%	3M L+500	7,256,250	7,183,661	6,748,313
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.00%	3M L+500	718,085	718,085	667,819
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	478,723	—	(33,511)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	1,047,375	$1,047,375	$1,047,375
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	525,000	—	—
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	1,488,750	1,463,642	1,466,419
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,295,775	—	(19,437)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.25%	3M L+625	6,534,713	6,518,284	6,469,366
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	17,277,093	17,069,921	17,028,821
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	8,094,205	8,023,148	8,037,545
Riverpoint Medical, LLC (Revolver) (7), (9)	03/10/2025	Healthcare Equipment and Supplies	—	—	909,091	—	(6,364)
Riverside Assessments, LLC	03/10/2025	Professional Services	6.75%	3M L+575	15,474,375	15,275,291	15,319,631
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	7,526,789	7,429,129	7,413,888
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,292,683	—	(19,390)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	3,664,672	3,629,699	3,664,672
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	871,503	871,503	871,503
Sargent & Greenleaf Inc. (Revolver) (7),(9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	184,864	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	8.00%	1M L+700	13,411,280	13,313,113	12,975,413
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	8.00%	1M L+700	1,478,438	1,478,438	1,430,388
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	391,864	—	(12,736)
Sigma Defense Systems, LLC	12/18/2025	IT Services	9.50%	3M L+850	13,017,869	12,700,308	12,692,422
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	2,620,725	—	(65,518)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	8.50%	1M L+750	11,537,500	11,446,742	11,422,125
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,747,312	—	(17,473)
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.25%	1M L+450	1,952,988	1,952,988	1,879,751
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	6.75%		88,159	88,159	84,853
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	1,420,340	—	(53,263)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	107,751	—	(4,041)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	7.00%	3M L+600	33,333	33,333	33,333
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—	—	450,000	—	—
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%	3M L+575	5,972,701	5,917,760	5,972,701
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Professional Services	6.00%	3M L+500	14,860,313	14,723,214	14,860,313
Spear Education, LLC (7), (9)	02/26/2022	Professional Services	—	—	6,875,000	—	—
STV Group Incorporated	12/11/2026	Construction & Engineering	5.35%	1M L+525	4,751,892	4,713,780	4,728,132
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	499,294	490,724	499,294
TAC LifePort Purchaser, LLC (Revolver) (7), (9)	03/01/2026	Aerospace and Defense	—	—	1,302,326	—	—
TeleGuam Holdings, LLC	11/20/2025	Wireless Telecommunication Services	5.50%	1M L+450	3,118,449	3,095,290	3,087,264
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%	1M L+525	5,837,665	5,745,195	5,847,414
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.00%	3M L+600	4,958,556	4,893,314	4,908,971
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	4,820,188	4,730,406	4,916,591
The Bluebird Group LLC (Revolver) (7), (9)	07/27/2026	Professional Services	—	—	862,381	—	17,248
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	15,624,451	15,519,378	15,624,451
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—	—	2,733,889	—	(2,734)
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	911,296	—	(10,024)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.25%	3M L+525	4,900,000	4,865,865	4,753,000
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	6.75%	1M L+575	24,923,795	24,618,802	24,923,795
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—	—	1,303,813	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636,062	6,530,195	6,636,062
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,627,857	—	—
Tyto Athene, LLC	04/01/2028	IT Services	6.25%	1M L+550	12,739,804	12,563,592	12,644,255
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,039,799	—	(7,799)
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	3M L+450	18,065,444	17,978,310	17,975,117
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	2,933,333	—	(14,667)
Vision Purchaser Corporation	06/10/2025	Media	7.75%	3M L+675	14,212,480	14,021,143	14,070,355
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	9.75%	1M L+875	12,492,395	12,210,715	12,305,009
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+575	9,003,293	8,881,925	8,958,277
Wildcat Buyerco, Inc. Term Loan B (9)	02/15/2022	Electronic Equipment, Instruments, and Components	—	—	1,451,623	—	25,403
Wildcat Buyerco, Inc. Term Loan C (9)	05/11/2023	Electronic Equipment, Instruments, and Components	—	—	1,961,652	—	12,260
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	533,824	—	(7,046)
Zips Car Wash, LLC	03/01/2024	Automobiles	7.99%	3M L+675	18,458,089	18,203,563	18,088,924
Zips Car Wash, LLC (9)	03/01/2024	Automobiles	—	—	2,546,662	—	(25,467)
Total First Lien Secured Debt						851,126,092	842,291,665
Second Lien Secured Debt—0.8%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	15.00%	—	896,967	896,967	896,967
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC	11/30/24	Healthcare and Pharmaceuticals
			11.00%	—	2,752,289	2,727,439	2,752,289
			(PIK 11.00%)
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,326	150,000
Total Second Lien Secured Debt						3,771,732	3,799,256

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Preferred Equity— 1.7% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	6,720	$672,000	$672,000
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	21,870	—
(PT Network, LLC) (7), (8)
Imagine Topco, LP	—	Software	—	—	1,236,027	1,236,027	1,236,027
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835,000	896,853
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	2,018	2,018,400	2,348,389
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733,049	734,618
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	132,654	135,898
PT Network Intermediate Holdings, LLC (7),(8)	—	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	33	429,000	548,404
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323,421	1,237,495
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409,011	502,327
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	36,686	37,909
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	343,861	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	448,851	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670,283	—
Total Preferred Equity						9,310,113	8,349,920
Common Equity/Warrants— 18.3% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	74,667	191,160
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	244,998	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805,164	1,161,409
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437,500	351,000
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	—	13,603,960
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	7,401	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	612,281
(PRA Events, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200,000	—
(PT Network, LLC) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421,058	558,161
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120,000	132,289
Crash Champions Holdings, LLC (7),(8)	—	Automobiles	—	—	75	677,778	1,477,543
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	615,484	615,484	999,868
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	389,386	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	71,965	801,341
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251,156	317,150
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	8,672	867,188	2,371,856
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	2,330	—	—
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	143,663	2,312,217
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	226,555	7,663,802
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	437	437,371	733,245
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,584,864
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	19,184	3,342,015	4,550,858
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	324,675	431,818
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450,000	614,151
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,851,852	1,851,852	1,851,852
Icon Partners V C, L.P. (7)(8)	—	Internet Software and Services	—	—	648,148	—	—
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000,000	1,454,874
(Integrative Nutrition, LLC) (7), (8)
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573,082	702,301
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	110,105	5,394,886
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,698	316,433	2,648,880
(Walker Edison Furniture Company LLC) (7), (8)
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,734,775	1,734,775
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382,353	478,094
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	673,427
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	585,587	571,123
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	436,670
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	2,018	—	297,220
Meadowlark Title, LLC	—	Professional Services	—	—	819,231	819,231	819,231
MSpark, LLC (Mailsouth Inc.)	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287,502	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005,405	1,973,370
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,451,801	1,483,031
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	14,960	1,511,875
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,729,029	2,670,243
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	743,750	743,750
OHCP V BC COI, L.P. (8)	—	Distributors	—	—	506,250	—	—
Oral Surgery (ITC) Holdings, LLC (OIS Management Services, LLC) (7),(8)	—	Healthcare Equipment and Supplies	—	—	3,872	83,333	94,809
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	14,739	114,699
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,167,847	11,428,089
Pink Lily Holdco, LLC (PL Acquisitions, LLC)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,734,775	1,627,623
PT Network Intermediate Holdings, LLC (7),(8)	—	Healthcare and Pharmaceuticals	—	—	25	301,730	5,660,238
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	700	65,957	338,275
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24,000	40,378
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050,000	1,154,150

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—		—	64,634	$646,341	$553,446
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—		—	70	69,654	—
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—		—	360,103	360,103	360,103
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	500,000	629,856
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	—	1,243,271
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—		—	161,538	161,538	189,000
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—		—	488,372	488,372	503,023
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)	—	Media	—		—	215,326	215,326	215,326
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—		—	150,280	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	21,527	21,531	6,029
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—		—	749	749	644
UniTek Global Services, Inc. (7)	—	Telecommunications	—		—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—		—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—		—	400	400,000	412,768
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	2,240	223,995	411,037
Total Common Equity/Warrants							44,090,309	90,897,339
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							908,298,246	945,338,180
Investments in Non-Controlled, Affiliated Portfolio Companies—0.1% (3), (4)
Second Lien Secured Debt—0.1%
DBI Holdings, LLC, Term Loan B	02/02/2026	Business Services	11.00%	(6)	—	3,404,590	3,404,590	-
			(PIK 3.00%)
DBI Holding, LLC - 1.5 Lien Term Loan (7)	05/01/2023	Business Services	14.00%		—	2,189,596	2,189,596	640,457
			(PIK 14.00%)
Total Second Lien Secured Debt							5,594,186	640,457
Preferred Equity— 0.0% (6)
DBI Intermediate HoldCo LLC, Series A-1 (8)	—	Business Services	14.00%	(6)	—	9,488	7,040,844	-
DBI Intermediate HoldCo LLC, Series AA (8)	—	Business Services	—		—	9,800	9,414,271	-
Total Preferred Equity							16,455,115	—
Common Equity— 0.0% (6)
DBI Intermediate HoldCo LLC, Series B (8)	—	Business Services	—		—	1,489,508	330,791	—
Total Common Equity							330,791	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies							22,380,092	640,457
Investments in Controlled, Affiliated Portfolio Companies—47.0% (3), (4)
First Lien Secured Debt—36.7%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	3,472,075	3,472,075	3,472,075
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—		—	3,260,502	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	0.00%	(6)	—	25,541,622	19,046,876	25,949,579
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.13%		3M L+800	153,125,000	153,125,000	153,125,000
Total First Lien Secured Debt							175,643,951	182,546,654
Equity Interests—10.3%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—		—	349	—	3,156,172
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	65,625	65,625,000	48,140,079
Total Equity Interests							65,625,000	51,296,251
Total Investments in Controlled, Affiliated Portfolio Companies							241,268,951	233,842,905
Total Investments—237.2%							1,171,947,289	1,179,821,542
Cash and Cash Equivalents—12.3%
BlackRock Federal FD Institutional 30							24,902,575	24,902,575
BNY Mellon Cash							36,363,708	36,364,366
Total Cash and Cash Equivalents							61,266,283	61,266,941
Total Investments and Cash Equivalents—249.5%							$1,233,213,572	$1,241,088,483
Liabilities in Excess of Other Assets—(149.5)%								(743,682,995)
Net Assets—100.0%								$497,405,488

—————

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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2021, qualifying assets represent 81% of our total assets and non-qualifying assets represent 19% of our total assets.
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

December 31, 2021

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

In connection with the issuance of the 2023 Notes, we have dual listed our common stock on the Tel Aviv Stock Exchange or TASE.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by a diversified portfolio of the Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans.

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of December 31, 2021, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

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

During the three months ended December 31, 2021, we issued 270,066 shares of our Common Stock under the ATM Program at a weighted-average price of $13.03 per share, raising $3.5 million of gross proceeds. Net proceeds were $3.5 million after commissions to the Sales Agents on shares sold. As of December 31, 2021, we had $70.1 million available under the ATM Program.

Since inception of the ATM Program through December 31, 2021, we have issued 378,720 shares of our Common Stock at a weighted-average price of $13.00, raising $4.9 million of gross proceeds. Net proceeds were $4.8 million after commissions to the Sales Agents on shares sold. We incurred $0.4 million of legal and other offering costs associated with establishing the ATM Program.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

DECEMBER 31, 2021

(Unaudited)

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

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

We expect that there may not be readily available market values for many of the investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

management’s judgment, are likely to remain current. As of December 31, 2021, we had three portfolio companies on non-accrual, representing 2.9% and 2.5% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2021, we had two portfolio companies on non-accrual, representing 2.7% and 2.6% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three months ended December 31, 2021 and 2020, we recorded a provision for taxes of $0.1 million pertaining to federal excise tax.

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

PFLT Investment Holdings, LLC, a wholly-owned subsidiary of the Company (the “Taxable Subsidiary”), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements. The provision for taxes on unrealized appreciation on investments is the result of netting (i) an expected tax liability on the gain from the sale of an investment which is likely to be realized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards in the current year.

For the three months ended December 31, 2021, the Company recognized a provision for taxes of $(1.5) million on unrealized appreciation on investments related to the Taxable Subsidiary. For the three months ended December 31, 2020, the Company recognized a provision for taxes of zero on unrealized appreciation on investments related to the Taxable Subsidiary. As of December 31, 2021 and September 30, 2021, $1.5 million and zero, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities relating to unrealized gains on investments.

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

Capital transactions through offerings of our common stock are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

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

DECEMBER 31, 2021

(Unaudited)

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

Base Management Fee

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2022. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components— a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2021 and 2020, the Investment Adviser earned a base management fee of $2.9 million and $2.7 million respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2021 and 2020, the Investment Adviser earned $3.2 million and $1.8 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2021 and 2020, was zero.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2021 and 2020, we reimbursed the Investment Adviser approximately $0.1 million and $0.2 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2021 and 2020.

For the three months ended December 31, 2021 and 2020, we sold $122.7 million and zero in investments to PSSL at fair value, respectively, and recognized ($0.3)million and zero of net realized losses, respectively, for the same period.

For the three months ended December 31, 2021, we sold no investments to PTSF.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2021 and 2020 totaled $335.5 million and $68.5 million, respectively. Sales and repayments of investments for the three months ended December 31, 2021 and 2020 totaled $238.4 million and $109.6 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2021		September 30, 2021
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$873,645,043	$871,713,319	$795,263,521	$793,543,269
First lien in PSSL	153,125,000	153,125,000	140,875,000	140,875,000
Second lien	9,365,918	4,439,713	8,936,756	8,949,112
Equity	70,186,328	102,403,431	65,185,730	93,395,916
Equity interests in PSSL	65,625,000	48,140,079	60,375,000	44,856,115
Total investments	1,171,947,289	1,179,821,542	1,070,636,007	1,081,619,412
Cash and cash equivalents	61,266,283	61,266,942	49,825,527	49,825,527
Total investments and cash and cash equivalents	$1,233,213,572	$1,241,088,484	$1,120,461,534	$1,131,444,939

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2021 (1)	September 30, 2021 (1)
Personal Products	8%	7%
Professional Services	8	8
Media	7	9
High Tech Industries	6	4
IT Services	6	5
Aerospace and Defense	5	4
Capital Equipment	5	6
Commercial Services & Supplies	5	5
Media: Diversified and Production	5	5
Automobiles	4	2
Business Services	3	4
Construction and Building	3	3
Diversified Consumer Services	3	2
Electronic Equipment, Instruments, and Components	3	3
Healthcare Technology	3	4
Consumer Services	2	2
Diversified Financial Services	2	2
Healthcare and Pharmaceuticals	2	—
Healthcare Equipment and Supplies	2	2
Insurance	2	1
Media: Broadcasting and Subscription	2	2
Textiles, Apparel and Luxury Goods	2	—
Wholesale	2	2
Banking, Finance, Insurance & Real Estate	1	1
Building Products	1	1
Chemicals, Plastics and Rubber	1	2
Energy Equipment and Services	1	1
Financial Services	1	2
Hotels, Restaurants and Leisure	1	2
Leisure Products	1	—
Media: Advertising, Printing and Publishing	1	2
Construction & Engineering	—	1
Healthcare Providers and Services	—	1
Hotel, Gaming and Leisure	—	1
All Other	2	4
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Find I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2021 and September 30, 2021, PSSL had total assets of $683.0 million and $603.6 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $28.0 and $48.0 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2021 and September 30, 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $153.1 million (additional $17.2 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $65.6 million (additional $7.4 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

Additionally, PSSL has entered into a $225.0 million (increased from $155.0 million in October 2021) senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 250 basis points, or the PSSL Credit Facility 2, with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

DECEMBER 31, 2021

(Unaudited)

owned subsidiaries and us, PennantPark CLO II, Ltd. transferred to PSSL 100% of the Preferred Shares of PennantPark CLO II, Ltd. and 100% of the Class E Notes issued by PennantPark CLO II, Ltd.

Below is a summary of PSSL’s portfolio at fair value:

	December 31, 2021	September 30, 2021
Total investments	$641,673,287	$564,783,128
Weighted average cost yield on income producing investments	7.3%	7.1%
Number of portfolio companies in PSSL	80	74
Largest portfolio company investment	$19,012,000	$18,932,630
Total of five largest portfolio company investments	$86,261,851	$84,287,460

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2021:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1160.2%
Ad.net Acquisition, LLC	5/6/2026	Media	7.00%		3M L+600	8,955,000	$8,836,837	$8,955,000
Altamira Technologies, LLC	7/24/2025	Business Services	9.00%		3M L+700	5,450,124	5,309,857	5,109,491
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	4,927,427	4,875,528	4,927,427
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.25%		3M L+525	1,018,039	1,018,039	1,005,313
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	6.50%		1M L+550	2,217,197	2,217,197	2,189,482
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	6.25%		3M L+525	4,163,478	4,097,520	4,111,435
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,500,000	4,411,562	4,443,750
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	7.25%		1M L+625	15,536,977	15,481,065	15,226,237
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850	12,314,270	12,269,216	12,228,070
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%		3M L+450	2,646,667	2,640,086	2,642,697
CF512, Inc.	8/20/2026	Media	7.00%		3M L+600	4,987,500	4,889,449	4,937,625
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	5.50%		3M L+450	5,600,129	5,510,103	5,572,128
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	8.00%		3M L+450	9,394,789	9,353,387	9,112,945
Connatix Buyer, Inc.	7/13/2027	Media	6.25%		1M L+675	3,990,000	3,914,189	4,009,949
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	6.75%		3M L+575	2,126,250	2,095,933	2,104,988
Crash Champions, LLC	8/5/2025	Automobiles	6.00%		3M L+500	14,952,600	14,668,250	14,653,548
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		1M L+550	8,723,392	8,682,987	8,723,392
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		1M L+475	7,304,171	7,268,830	7,304,171
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%		1M L+575	9,975,000	9,784,645	9,975,000
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	6.75%		3M L+500	15,636,090	15,548,787	15,542,275
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	6.50%		1M L+500	10,368,010	10,190,306	10,202,122
ECL Entertainment, LLC	3/31/2028	Hotels, Restaurants and Leisure	8.25%		3M L+575	2,640,577	2,615,226	2,680,186
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.75%		3M L+575	4,994,355	4,994,355	4,869,496
Fairbanks More Defense	6/17/2028	Aerospace and Defense	5.50%		3M L+600	9,975,000	9,931,373	9,950,063
FlexPrint, LLC	1/2/2024	Commercial Services & Supplies	5.67%		1M L+625	4,769,595	4,735,907	4,769,595
Gantech Acquisition Corp.	5/14/2026	IT Services	7.25%		3M L+800	14,863,034	14,598,362	14,714,404
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	7.00%		3M L+600	3,957,563	3,938,664	3,937,775
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	6.75%		3M L+575	2,386,875	2,341,314	2,340,331
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		1M L+750	2,475,000	2,421,099	2,475,000
HW Holdco, LLC	12/10/2024	Media	6.75%		1M L+450	3,075,000	3,014,618	3,013,500
Imagine Acquisitionco, LLC	11/15/2027	Software	6.50%		3M L+475	5,404,356	5,298,045	5,296,269
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	6.50%		1M L+590	4,694,908	4,579,487	4,577,536
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	5.50%		3M L+625	11,529,369	11,495,522	11,529,369
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		3M L+600	19,400,000	19,169,616	19,012,000
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.00%		3M L+575	8,466,025	8,300,861	8,296,704
Lash OpCo, LLC	2/18/2027	Personal Products	8.00%		3M L+500	14,463,750	14,144,208	14,319,113
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+600	10,544,899	10,491,412	10,049,289
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	6.75%		3M L+575	10,679,529	10,487,737	10,385,842
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	6.25%		3M L+450	4,500,000	4,414,415	4,415,625
Management Consulting & Research, LLC	8/16/2027	Aerospace and Defense	7.00%		1M L+700	15,000,000	14,707,013	14,700,000
Marketplace Events, LLC - Super Priority First Lien Term Loan (3)(4)	9/30/2025	Media: Diversified and Production	6.25%		3M L+750	627,350	627,350	627,350
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production	0.00%		—	589,122	-	-
Marketplace Events, LLC (3)(4)	9/30/2026	Media: Diversified and Production	0.00%		—	4,688,685	3,441,474	4,688,685
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%		1M L+575	9,975,000	9,796,215	9,925,124
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	6.75%		1M L+550	7,462,500	7,324,842	7,387,875
MeritDirect, LLC	5/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+525	5,496,927	5,386,916	5,441,957
Mission Critical Electronics, Inc.	9/28/2022	Capital Equipment	6.00%		3M L+500	5,874,418	5,864,975	5,874,418
Municipal Emergency Services, Inc.	9/28/2027	Distributors	6.00%		3M L+500	3,491,250	3,423,253	3,435,390
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	6.50%		—	10,901,830	10,695,121	10,792,812
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.50%	(4)	—	14,512,500	14,449,995	14,149,688
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	5.50%		1M L+550	1,990,000	1,962,468	1,970,100
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	7.25%		3M L+575	14,882,143	14,603,405	14,621,705
Output Services Group, Inc.	3/27/2024	Business Services	5.50%		3M L+550	7,703,419	7,736,458	6,933,077
Ox Two, LLC	5/18/2026	Construction and Building	7.00%		3M L+500	4,962,500	4,893,094	4,863,250
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	5.18%		3M L+550	9,667,689	9,508,551	8,894,274
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	7.50%		1M L+550	8,300,024	8,158,174	8,154,774
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		1M L+475	1,573,750	1,566,163	1,573,750
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	5.72%		1M L+625	2,601,243	2,527,483	2,540,556
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%		1M L+450	3,952,053	3,875,185	3,873,013
Recteq, LLC	1/29/2026	Leisure Products	7.00%		3M L+600	4,962,500	4,879,117	4,888,063
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	6.50%		1M L+500	10,651,962	10,570,256	10,498,893
Sales Benchmark Index LLC	1/3/2025	Professional Services	7.75%		3M L+575	5,310,941	5,237,218	5,231,277
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		3M L+550	5,506,404	5,454,203	5,506,404
Schlesinger Global, Inc.	7/14/2025	Business Services	8.00%		3M L+600	11,814,827	11,843,002	11,430,845
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	9.50%		3M L+550	15,000,000	14,630,464	14,625,000
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	5.25%		3M L+600	12,535,172	12,433,898	12,065,103
Snak Club, LLC	7/19/2022	Beverage, Food and Tobacco	7.00%		1M L+550	4,344,306	4,326,142	4,344,306
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+700	5,875,772	5,841,539	5,875,772
STV Group Incorporated	12/11/2026	Construction and Building	5.35%		3M L+450	9,075,412	9,006,665	9,030,035
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%		1M L+600	4,654,618	4,575,450	4,654,618
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+575	10,308,377	10,285,422	10,205,294

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Teneo Holdings LLC	7/18/2025	Business Services	6.25%	1M L+900	2,303,594	$2,300,466	$2,307,441
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.00%	1M L+525	5,702,340	5,625,763	5,645,316
The Bluebird Group LLC	7/27/2026	Professional Services	8.00%	3M L+600	1,735,096	1,702,858	1,769,798
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	6.75%	1M L+450	13,292,785	13,286,182	13,292,785
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	6.50%	1M L+525	5,620,049	5,509,843	5,558,228
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+550	8,811,566	8,641,641	8,547,219
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	6.75%	3M L+700	8,536,695	8,568,268	8,536,695
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	7.25%	6M L+575	6,636,062	6,601,382	6,636,062
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	6.25%	6M L+550	15,667,608	15,522,347	15,550,101
UBEO, LLC	4/3/2024	Capital Equipment	5.50%	3M L+525	17,526,068	17,421,250	17,438,438
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	9.75%	1M L+575	12,492,395	12,206,891	12,305,009
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	6.75%	1M L+625	5,692,065	5,644,064	5,663,605
Zips Car Wash, LLC	3/1/2024	Automobiles	7.75%	1M L+550	17,000,000	16,676,420	16,660,000
Total First Lien Secured Debt						639,374,876	638,323,244
Second Lien Secured Debt - 5.3%
DBI Intermediate Holdco, LLC, Term Loan B (4)	02/02/2026	Business Services	11.00%	—	2,434,333	2,434,333	—
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000,000	2,951,246	2,925,000
Total Second Lien Secured Debt						5,385,579	2,925,000
Equity Securities - .8%
DBI Intermediate Holdco, LLC, Series A-1 (4)	—	Business Services	13.00%	—	6,784	5,034,310	—
DBI Intermediate Holdco, LLC, Series AA (4)	—	Business Services	—	—	7,007	6,731,347	—
DBI Intermediate Holdco, LLC, Series B (4)	—	Business Services	—	—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	425,043
Total Equity Securities						12,002,178	425,043
Total Investments - 1166.3%						656,762,633	641,673,287
Cash and Cash Equivalents - 64.7%
BlackRock Federal FD Institutional 30						35,578,940	35,582,572
Total Cash and Cash Equivalents						35,578,940	35,582,572
Total Investments and Cash Equivalents —1231.%						$692,341,573	$677,255,859
Liabilities in Excess of Other Assets — (1131.)%							(622,238,626)
Members' Equity—100.0%							$55,017,233

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1088.%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%	3M L+600	8,977,500	$8,851,554	$8,842,838
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%	3M L+700	5,525,093	5,375,682	5,179,775
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	5,720,691	5,653,291	5,663,484
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	1,020,636	1,020,636	1,010,430
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%	1M L+550	2,222,284	2,222,284	2,200,061
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	4,173,913	4,103,292	4,132,174
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%	3M L+575	4,511,364	4,419,019	4,421,136
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	1M L+625	12,879,690	12,868,714	12,879,690
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%	3M L+850	12,281,867	12,231,080	11,980,961
			P(IK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%	3M L+450	2,653,333	2,646,700	2,654,448
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%	3M L+450	5,614,627	5,518,856	5,530,408
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%	1M L+675	9,500,705	9,453,659	9,215,683
			P(IK 1.00%)
Connatix Buyer, Inc	07/13/2027	Media	6.25%	1M L+550	4,000,000	3,921,757	3,920,000
CoolSys, Inc	08/04/2028	Business Services	5.50%	1M L+475	1,909,091	1,890,159	1,913,864
Crane 1 Services Inc	08/16/2027	Commercial Services & Supplies	6.75%	1M L+575	2,131,579	2,100,271	2,110,264
Crash Champions, LLC	08/05/2025	Automobiles	6.00%	3M L+500	8,977,500	8,801,543	8,797,950
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.08%	1M L+500	3,228,001	3,111,026	3,186,037
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	8,746,050	8,694,764	8,746,050
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	7,323,008	7,278,084	7,323,008
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%	3M L+600	10,000,000	9,803,125	9,800,000
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%	1M L+625	15,675,682	15,584,366	15,565,952
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%	3M L+800	5,719,009	5,624,041	5,633,224
			P(IK 3.50%)
ECL Entertainment, LLC	03/312028	Hotels, Restaurants and Leisure	8.25%	1M L+750	2,647,212	2,621,341	2,706,774
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	4,994,355	4,994,355	4,894,468
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	10,000,000	9,954,660	10,000,000
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.02%	1M L+590	4,769,595	4,732,000	4,745,747
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%	3M L+625	14,925,000	14,648,015	14,626,500
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%	3M L+600	3,967,531	3,947,994	3,947,694
Graffiti Buyer, Inc	08/10/2027	Trding Companies & Distributors	6.75%	3M L+575	2,392,857	2,345,748	2,356,964
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	2,481,250	2,424,925	2,456,438
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	6,473,725	6,407,142	6,441,356
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+575	13,589,144	13,338,397	13,317,361
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%	3M L+450	11,566,905	11,527,975	11,566,905
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	19,450,000	19,192,725	18,932,630
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	3M L+750	10,491,277	10,435,348	9,833,474
			P(IK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.75%	1M L+575	5,706,549	5,605,574	5,706,549
Lucky Bucks, LLC	07/20/2027	Hotel, Gaming and Leisure	6.25%	1M L+550	4,500,000	4,411,012	4,424,085
Marketplace Events, LLC (3)(4)	09/30/2025	Media: Diversified and Production	6.25%	3M L+525	617,487	617,487	617,487
Super Priority First Lien Term Loan			P(IK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(4)	09/30/2025	Media: Diversified and Production	—	—	589,122	—	—
Marketplace Events LLC (4)	09/30/2026	Media: Diversified and Production	0.00%	—	4,614,973	3,441,474	4,614,973
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	1M L+550	10,000,000	9,812,779	9,900,000
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%	3M L+575	7,481,250	7,337,843	7,331,625
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%	3M L+550	5,531,856	5,411,520	5,476,537
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	3M L+500	5,889,949	5,877,013	5,889,949
NBH Group LLC	08/19/2026	Healthcare, Education & Culture	6.50%	3M L+550	10,901,830	10,687,200	10,683,794
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%	1M L+550	14,550,000	14,481,129	13,895,250
OIS Management Services LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%	1M L+475	1,995,000	1,965,911	1,965,075
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	1M L+625	14,919,643	14,631,178	14,658,549
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	7,743,419	7,732,934	7,046,511
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	3M L+600	4,975,000	4,901,154	4,875,500
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.12%	1M L+500	9,692,670	9,514,071	9,466,540
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	1,577,806	1,568,099	1,577,806
PlayPower, Inc.	05/8/2026	Consumer Goods: Durable	5.63%	3M L+550	3,805,440	3,719,648	3,735,687
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	4,975,000	4,887,511	4,925,250
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%	3M L+550	10,679,701	10,591,506	10,543,962
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	5,578,331	5,495,801	5,438,872
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	1M L+550	5,549,876	5,492,898	5,549,876
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	11,784,634	11,760,259	11,254,326
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.32%	3M L+450	12,576,323	12,458,672	12,450,560
Snak Club, LLC	07/19/2022	Beverage, Food and Tobacco	7.00%	1M L+600	4,388,056	4,361,678	4,388,056
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%	1M L+575	5,892,286	5,854,034	5,892,286

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,389,000	4,505,648	4,764,830
STV Group Incorporated	12/11/2026	Construction and Building	5.33%	1M L+525	9,075,412	9,003,666	9,030,035
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	4,950,000	4,860,463	4,948,403
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,337,380	10,312,931	10,234,006
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525	2,309,486	2,306,149	2,296,969
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.77%	3M L+550	5,713,461	5,633,702	5,656,327
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	1,743,846	1,709,872	1,732,860
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	6M L+575	13,383,253	13,375,955	13,383,253
The Vertex Companies, LLC	08/30/2027	Construction and Engineering	6.50%	6M L+550	5,634,134	5,523,212	5,528,647
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,834,066	8,654,973	8,569,044
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%	1M L+575	8,558,226	8,593,467	8,558,226
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636,062	6,598,947	6,636,062
Tyto Athene, LLC	08/27/2024	IT Services	6.25%	1M L+550	11,442,500	11,334,186	11,442,500
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	1M L+450	17,571,320	17,457,179	17,483,464
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	5.50%	1M L+450	11,030,410	10,848,799	10,975,256
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,437,500	12,141,939	11,971,094
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	5,705,549	5,655,884	5,678,016
Total First Lien Secured Debt						558,879,885	557,731,845
Second Lien Secured Debt - 10.5%
DBI Intermediate Holdco, LLC, Term Loan B (4)	02/02/2026	Business Services	11.00%	—	2,434,333	2,434,333	2,434,333
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000,000	2,946,584	2,940,000
Total Second Lien Secured Debt						5,380,917	5,374,333
Equity Securities - 3.3%
DBI Intermediate Holdco, LLC, Series A-1 (4)	—	Business Services	13.00%	—	6,784	5,034,310	—
DBI Intermediate Holdco, LLC, Series AA (4)	—	Business Services	—	—	7,007	6,731,347	1,314,706.0
DBI Intermediate Holdco, LLC, Series B (4)	—	Business Services	—	—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	362,244.0
Total Equity Securities						12,002,178	1,676,950
Total Investments - 1101.7%						576,262,980	564,783,128
Cash and Cash Equivalents - 55.3%
BlackRock Federal FD Institutional 30						28,190,894	28,190,894
US Bank Cash						195,787	182,647
Total Cash and Cash Equivalents						28,386,681	28,373,541
Total Investments and Cash Equivalents —1157.1%						$604,649,661	$593,156,669
Liabilities in Excess of Other Assets — (1057.1)%							(541,892,538)
Members' Equity—100.0%							$51,264,131

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
(4)
Non-income producing security

Below is the financial information for PSSL:

Consolidated Statements of Assets and Liabilities

	December 31, 2021
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$656,762,633 and $576,262,980, respectively)	$641,673,287	$564,783,128
Cash and cash equivalents (cost—$35,578,940 and $28,386,681, respectively)	35,582,572	28,373,541
Interest receivable	1,880,980	1,413,529
Receivable for investment sold	1,918,636	7,323,360
Prepaid expenses and other assets	1,897,782	1,665,633
Total assets	682,953,257	603,559,191
Liabilities
Payable for investments purchased	1,503,750	31,963,307
Credit facility payable	203,500,000	112,000,000
2032 Asset-backed debt, net (par—$246,000,000)	242,908,921	242,756,901
Notes payable to members	175,000,000	161,000,000
Interest payable on Credit Facility	1,831,907	1,740,807
Interest payable on notes to members	2,621,117	2,655,607
Accrued other expenses	570,329	178,438
Total liabilities	627,936,024	552,295,060
Members' equity	55,017,233	51,264,131
Total liabilities and members' equity	$682,953,257	$603,559,191

(1)
As of December 31, 2021and September 30, 2021, PSSL had unfunded commitments to fund investments of $0.6 million and $0.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Investment income:
Interest	$10,950,649	$6,747,939
Other income	871,056	155,384
Total investment income	11,821,705	6,903,323
Expenses:
Interest and expense on credit facility and asset-backed debt	3,173,664	1,416,006
Interest expense on notes to members	3,554,315	3,054,519
Administrative services expenses	300,000	300,000
Other general and administrative expenses	288,967	195,317
Total expenses	7,316,946	4,965,842
Net investment income	4,504,759	1,937,481
Realized and unrealized (loss) gain on investments and credit facility foreign currency translation currency translations:
Net realized loss on investments	(347,884)	(791,279)
Net change in unrealized (depreciation) appreciation on:
Investments	(3,203,772)	4,184,101
Credit facility foreign currency translation	—	(659,754)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	(3,203,772)	3,524,347
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(3,551,656)	2,733,068
Net increase in members' equity resulting from operations	$953,103	$4,670,549

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

DECEMBER 31, 2021

(Unaudited)

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at December 31, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$159,800,422	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	862,343,276	Market Comparable	Market Yield	5.5% - 12.7% (7.9%)
Second lien	3,542,746	Market Comparable	Market Yield	11.0% - 11.3% (11.%)
First lien	2,694,621	Enterprise Market Value	EBITDA multiple	1.8x
Second lien	896,967	Enterprise Market Value	EBITDA multiple	5.4x
Equity	85,580,455	Enterprise Market Value	EBITDA multiple	2.3x - 26.8x (13.4x)
Equity	5,394,886	Enterprise Market Value	DLOM	16.6%
Total Level 3 investments	$1,120,253,374
Long-Term Credit Facility	$256,670,500	Market Comparable	Market Yield	2.0%

Asset Category	Fair value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$177,480,425	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	754,003,640	Market Comparable	Market Yield	5.6% – 13.0% (7.5%)
Second lien	8,084,823	Market Comparable	Market Yield	11.0% – 14.0% (11.8%)
First lien	2,934,204	Enterprise Market Value	EBITDA multiple	1.8x
Second lien	864,289	Enterprise Market Value	EBITDA multiple	5.4x
Equity	70,252,783	Enterprise Market Value	EBITDA multiple	4.7x – 18.5x (11.5x)
Equity	7,569,161	Enterprise Market Value	DLOM	9.3%
Total Level 3 investments	$1,021,189,325
Long-Term Credit Facility	$218,851,500	Market Comparable	Market Yield	2.1%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility or Prior Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes::

	Fair Value at December 31, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,024,838,319	$—	$—	$1,024,838,319	$—
Second lien	4,439,713	—	—	4,439,713	—
Equity	150,543,510	—	—	90,975,342	59,568,168
Total investments	1,179,821,542	—	—	1,120,253,374	59,568,168
Cash and cash equivalents	61,266,942	61,266,942	—	—	—
Total investments and cash and cash equivalents	$1,241,088,484	$61,266,942	$—	$1,120,253,374	$59,568,168
Credit Facility payable	$256,670,500	$—	$—	$256,670,500	$—
2023 Notes payable	86,150,940	86,150,940	—	—	—
2026 Notes payable (2)	181,693,294	—	181,693,294	—	—
2031 Asset-Backed Debt(2)	225,654,887	—	—	225,654,887	—
Total debt	$750,169,621	$86,150,940	$181,693,294	$482,325,387	$—

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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three months ended December 31, 2021
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$934,418,269	$86,771,056	$1,021,189,325
Net realized losses	(86,946)	2,864,894	2,777,948
Net change in unrealized depreciation	(211,471)	(939,609)	(1,151,080)
Purchases, PIK interest, net discount accretion and non-cash exchanges	318,967,816	12,684,011	331,651,827
Sales, repayments and non-cash exchanges	(228,249,348)	(5,965,298)	(234,214,646)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,024,838,320	$95,415,054	$1,120,253,374
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$678,940	$(832,457)	$(153,517)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

	Three months ended December 31, 2020
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$968,615,748	$78,402,145	$1,047,017,893
Net realized losses	(810,853)	(1,102,977)	(1,913,830)
Net change in unrealized depreciation	8,161,152	12,217,125	20,378,277
Purchases, PIK interest, net discount accretion and non-cash exchanges	64,022,024	4,550,204	68,572,228
Sales, repayments and non-cash exchanges	(108,744,183)	(859,808)	(109,603,991)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$931,243,888	$93,206,689	$1,024,450,577
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$7,397,488	$12,347,478	$19,744,966

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3):

	Three months ended December 31,
Long-Term Credit Facility	2021	2020
Beginning Balance (cost – $219,400,000 and $308,598,500, respectively)	$218,851,500	$299,047,275
Net change in unrealized (depreciation) appreciation included in earnings	548,500	5,954,625
Borrowings	137,253,500	27,500,000
Repayments	(100,000,000)	(79,198,500)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $256,653,500 and $256,900,000, respectively)	$256,653,500	$253,303,400

As of December 31, 2021, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000,000	$7,236,501	7,253,501	1/1/22	17,000

As of September 30, 2021 we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three months ended December 31, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and the 2031 Asset-Backed Debt.

For the three months ended December 31, 2021 and 2020, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $3.6 million and $(4.0) million, respectively. As of December 31, 2021 and September 30, 2021, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $10.8 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2021 were as follows:

Name of Investment	Fair Value at September 30, 2021	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
DBI Holding, LLC	$7,432,896	$—	$—	$(6,792,439)	$640,457	$112,082	$—	$—
Country Fresh Holding Company Inc.	-	—	—	—	—	—	—	65,244
Total Non-Controlled Affiliates	$7,432,896	$—	$—	$(6,792,439)	$640,457	$112,082	$—	$65,244
Controlled Affiliates
Marketplace Events, LLC	$31,648,964	$54,585	$—	$874,277	$32,577,826	$55,011	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	185,731,115	17,500,000	—	(1,966,036)	201,265,079	3,110,278	2,800,000	—
Total Controlled Affiliates	$217,380,079	$17,554,585	$—	$(1,091,759)	$233,842,905	$3,165,289	$2,800,000	$—
Total Controlled and Non-Controlled Affiliates	$224,812,975	$17,554,585	$—	$(7,884,198)	$234,483,362	$3,277,371	$2,800,000	$65,244

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations:

	Three Months Ended December 31,
	2021	2020
Numerator for net increase in net assets resulting from operations	$14,433,107	$26,130,588
Denominator for basic and diluted weighted average shares	38,961,201	38,772,074
Basic and diluted net increase in net assets per share resulting from operations	$0.37	$0.67

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2021 and September 30, 2021, cash and cash equivalents consisted of money market funds in the amounts of $61.3 million and $49.8 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$12.62	$12.31
Net investment income (1)	0.33	0.26
Net change in realized and unrealized (loss) gain (1)	0.04	0.41
Net increase in net assets resulting from operations (1)	0.37	0.67
Distributions to stockholders (1), (2)	(0.29)	(0.29)
Net asset value, end of period	$12.70	$12.70
Per share market value, end of period	$12.77	$10.53
Total return *(3)	2.03%	28.51%
Shares outstanding at end of period	39,150,794	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.63%	4.38%
Ratio of debt related expenses to average net assets (5)	5.36%	4.43%
Ratio of total expenses to average net assets (5)	10.99%	8.81%
Ratio of net investment income to average net assets (5)	10.27%	8.39%
Net assets at end of period	$497,405,488	$492,350,939
Weighted average debt outstanding	$739,240,796	$649,905,940
Weighted average debt per share (1)	$18.97	$16.76
Asset coverage per unit (6)	$1,649	$1,792
Portfolio turnover ratio	19.94%	25.26%

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
Excludes debt-related costs.
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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2021 and 2020, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 3.6% and 3.3%, respectively. As of December 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2021 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 165% and 175%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $300 million as of December 31, 2021, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of December 31, 2021 and September 30, 2021, Funding I had $256.7 million and $219.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.4% and 2.3%, exclusive of the fee on undrawn commitments as of December 31, 2021 and September 30, 2021, respectively. As of December 31, 2021 and September 30, 2021, we had $43.3 million and $80.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2021, we were in compliance with the covenants relating to the Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $97.0 million and $117.8 million were outstanding as at December 31, 2021 and September 30, 2021, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee.

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

The 2023 Notes are general, unsecured obligations, rank equal in right of payment with all of PennantPark Floating Rate Capital Ltd.'s existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. The 2023 Notes are rated ilA- by S&P Global Ratings Maalot Ltd. and are listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements.

2026 Notes

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185.0 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both December 31, 2021 and September 30, 2021, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.6% and 2.6%, respectively. As of December 31, 2021 and September 30, 2021, the unamortized fees on the 2031 Asset-Backed Debt were $2.3 million and $2.5 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

DECEMBER 31, 2021

(Unaudited)

proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2021 and September 30, 2021, we had $172.7 million and $166.9 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $24.6 and $42.0 million to PSSL as of December 31, 2021 and September 30, 2021, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of December 31, 2021, and the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2021 and 2020, and cash flows for the three-month periods ended December 31, 2021 and 2020, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 17, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

February 9, 2022

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

The COVID-19 pandemic, including any worsening thereof, may have an adverse impact on certain sectors of the global economy. Particularly, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results as well as the future performance and financial results of our portfolio companies due to the risk of any sever adverse reactions to the vaccine, politicization of the vaccination process or general public skepticism of the safety and efficacy of the vaccine. While we are unable to predict the ultimate adverse effect of COVID-19, or any worsening thereof, on our results of operation, we have identified certain factors that are likely to affect market, economic and geopolitical conditions, and thereby may adversely affect our business, including:

•
U.S. and global economic recovery;
•
changes in interest rates, including LIBOR;
•
limited availability of credit, both in the United States and internationally;
•
disruptions to supply-chains and price volatility;
•
changes to existing laws and regulations, or the imposition of new laws and regulations; and
•
uncertainty regarding future governmental and regulatory policies.

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of December 31, 2021, we had three portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in additional portfolio investments being placed on non-accrual status in the future.

Additionally, as of December 31, 2021 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 165% and 175%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2021, our debt portfolio consisted of 99.9% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period ends in August 2024, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

LIBOR Developments

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is currently delayed until June 30, 2023. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines, or other reforms to LIBOR that may be enacted.

The effect of the establishment of alternative reference rates or other reforms to LIBOR or other reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are continuing uncertainties regarding the transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

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

At-the-Market Offering

On August 20, 2021, the Company entered into Equity Distribution Agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents (each, a “Sales Agent,” and together, the “Sales Agents”), in connection with the sale of shares of the Company’s Common Stock, par value $0.001 per share, with an aggregate offering price of up to $75 million. The Equity Distribution Agreements provide that the Company may offer and sell shares of the Common Stock from time to time through a Sales Agent in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, market conditions and the trading price of the Common Stock.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2021, our portfolio totaled $1,179.8 million, and consisted of $1,024.8 million of first lien secured debt (including $153.1 million in PSSL), $4.4 million of second lien secured debt and $150.5 million of preferred and common equity (including $48.1 million in PSSL). Our debt portfolio consisted of 99.9% variable-rate investments. As of December 31, 2021, we had three portfolio companies on non-accrual, representing 2.9% and 2.5% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $7.9 million. Our overall portfolio consisted of 115 companies with an average investment size of $10.3 million, had a weighted average yield on debt investments of 7.5%, and was invested 87% in first lien secured debt (including 13% in PSSL), less than 1% in second lien secured debt and 13% in preferred and common equity (including 4% in PSSL). As of December 31, 2021, 99.5% of the investments held by PSSL were first lien secured debt.

As of September 30, 2021, our portfolio totaled $1,081.6 million, and consisted of $934.4 million of first lien secured debt (including $140.9 million in PSSL), $8.9 million of second lien secured debt and $138.3 million of preferred and common equity (including $44.9 million in PSSL). Our debt portfolio consisted of 99% variable-rate investments. As of September 30, 2021, we had two portfolio companies on non-accrual, representing 2.7% and 2.6% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $11.0 million. Our overall portfolio consisted of 110 companies with an average investment size of $9.8 million, had a weighted average yield on debt investments of 7.4%, and was invested 86% in first lien secured debt (including 13% in PSSL), 1% in second lien secured debt and 13% in preferred and common equity (including 4% in PSSL). As of September 30, 2021, 99% of the investments held by PSSL were first lien secured debt.

For the three months ended December 31, 2021, we invested $335.1 million in 16 new and 36 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the three months ended December 31, 2021 totaled $238.4 million.

For the three months ended December 31, 2020, we invested $67.0 million in five new and 17 existing portfolio companies with a weighted average yield on debt investments of 7.6%. Sales and repayments of investments for the three months ended December 31, 2020 totaled $109.6 million.

PennantPark Senior Secured Loan Fund I LLC

As of December 31, 2021, PSSL’s portfolio totaled $641.7 million and consisted of 80 companies with an average investment size of $8.0 million and had a weighted average yield on debt investments of 7.3%. As of September 30, 2021, PSSL’s portfolio totaled $564.8 million and consisted of 74 companies with an average investment size of $7.6 million and had a weighted average yield on debt investments of 7.1%.

For the three months ended December 31, 2021, PSSL invested $129.6 million (including $122.7 million purchased from the Company) in 12 new and six existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the three months ended December 31, 2021 totaled $50.4 million.

For the three months ended December 31, 2020, PSSL invested $15.4 million (none of which was purchased from the Company) in zero new and five existing portfolio companies with a weighted average yield on debt investments of 7.8%. PSSL’s sales and repayments of investments for the three months ended December 31, 2020 totaled $30.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the three months from those disclosed in our 2021 Annual Report on Form 10-K.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three months ended December 31, 2021 and 2020, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three months ended December 31, 2021 and 2020, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $3.6 million and $(4.0) million, respectively. As of December 31, 2021 and September 30, 2021, the net unrealized depreciation on the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes totaled $10.8 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, our Credit Facility, the 2023 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Payment -in-kind, or PIK Interest

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for us to maintain our ability to be subject to tax as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends for federal income tax purposes, even though we may not have collected any cash with respect to interest on PIK securities.

Federal Income Taxes

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

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

PFLT Investment Holdings, LLC, a wholly-owned subsidiary of the Company (the “Taxable Subsidiary”), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements. The provision for taxes on unrealized appreciation of investments is the result of netting (i) an expected tax liability on the gain from the sale of an investment which is likely to be realized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards in the current year.

For the three months ended December 31, 2021, the Company recognized a provision for taxes of $(1.5) million on unrealized appreciation on investments related to the Taxable Subsidiary. For the three months ended December 31, 2020, the Company recognized a provision for taxes of zero on unrealized appreciation on investments related to the Taxable Subsidiary. As of December 31, 2021 and September 30, 2021, $1.5 million and zero, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities relating to unrealized gains on investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2021 and 2020.

Investment Income

Investment income for the three months ended December 31, 2021 was $26.3 million, which was attributable to $23.0 million from first lien secured debt and $3.3 million from other investments, respectively. This compares to investment income for the three months ended December 31, 2020 of $20.7 million, which was attributable to $18.7 million from first lien secured debt and $2.0 million from other investments, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to a increase the size of our portfolio.

Expenses

Expenses for the three months ended December 31, 2021 totaled $13.6 million. Base management fee for the same period totaled $2.9 million, incentive fee totaled $3.2 million, debt-related interest and expenses totaled $6.6 million and general and administrative expenses totaled $0.9 million. This compares to expenses for the three months ended December 31, 2020 which totaled $10.6 million. Base management fee for the same period totaled $2.7 million, incentive fee totaled $1.8 million, debt-related interest and expenses totaled $5.3 million and general and administrative expenses totaled $0.8 million. The increase in expenses for the three months ended December 31, 2021 compared to the same period in the prior year was primarily due to an increase in performance-based incentive fees and debt-related interest and expenses.

Net Investment Income

Net investment income totaled $12.7 million or $0.33 per share, for the three months ended December 31, 2021. Net investment income totaled $10.1 million or $0.26 per share, for the three months ended December 31, 2020.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2021 totaled $238.4 million, and net realized gains totaled $3.1 million. Sales and repayments of investments for the three months ended December 31, 2020 totaled $109.6 million and net realized losses totaled $2.8 million. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three months ended December 31, 2021, we reported net change in unrealized depreciation on investments of $3.5 million. For the three months ended December 31, 2020, we reported net change in unrealized appreciation on investments of $22.8 million. As of December 31, 2021and September 30, 2021, our net unrealized appreciation on investments totaled $7.9 million and $11.0 million, respectively. The net change in unrealized appreciation on our investments compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program.

For the December 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $3.6 million. For the three months ended December 31, 2020, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) of $(4.0) million. As of December 31, 2021 and September 30, 2021, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $10.8 million and $7.2 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $14.4 million or $0.37 per share for the three months ended December 31, 2021. This compares to a net change in net assets resulting from operations of $26.1 million or $0.67 for the three months ended December 31, 2020. The increase in the net change in net assets from operations for the three months ended December 31, 2021 compared to the same period in the prior year was due to our positive net investment income and net realized gains from investments.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of December 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2021 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 165% and 175%, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2021 and 2020, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.6% and 3.3%, respectively. As of December 31, 2021 and September 30, 2021, we had $43.3 million and $80.6 million of unused borrowing capacity under the Credit Facility or our Prior Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $300 million as of December 31, 2021 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of December 31, 2021 and September 30, 2021, Funding I borrowed $256.7 million and

$219.4 million under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.4% and 2.3%, exclusive of the fee on undrawn commitments as of December 31, 2021 and September 30, 2021, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2021, we were in compliance with the covenants relating to our Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

Our interest in Funding I (other than the management fee) is subordinate in priority of payment to every other obligation of Funding I and is subject to certain payment restrictions set forth in the Credit Facility. We may receive cash distributions on our equity interests in Funding I only after it has made all required payments of (1) cash interest and, if applicable, principal payments to the Lenders, (2) required administrative expenses and (3) claims of other unsecured creditors of Funding I. We cannot assure you that there will be sufficient funds available to make any distributions to us or that such distributions will meet our expectations from Funding I. The Investment Adviser has irrevocably directed that the management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $97.0 million and $117.8 million was outstanding as of December 31, 2021 and September 30, 2021, respectively.

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

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both December 31, 2021and September 30, 2021, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.6%.

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

On August 20, 2021, we entered into Equity Distribution Agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the Sales Agents, in connection with the sale of shares of our Common Stock, par value $0.001 per share , with an aggregate offering price of up to $75 million under the ATM Program. The Equity Distribution Agreements provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our Common Stock. .

During the three months ended December 31, 2021, we issued 270,066 shares of our Common Stock under the ATM Program at a weighted-average price of $13.03 per share, raising $3.5 million of gross proceeds. Net proceeds were $3.5 million after commissions to the Sales Agents on shares sold. As of December 31, 20211, we had $70.1 million available under the ATM Program.

Since inception of the ATM Program to December 31, 2021, we issued 378,720 shares of our Common Stock under the ATM Program at a weighted-average price of $13.00 , raising $4.9 million of gross proceeds. Net proceeds were $4.8 million after commissions to the Sales Agents on shares sold. We incurred $0.4 million of legal and other offering costs associated with establishing the ATM Program.

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

As of December 31, 2021 and September 30, 2021, we had cash equivalents of $61.3 million and $49.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $82.4 million for the three months ended December 31, 2021, and our financing activities provided cash of $93.2 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily due to the issuance of $85 million of our 2026 Add-on Notes and borrowings under our Credit Facility.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2021 and September 30, 2021, PSSL had total assets of $683.0 million and $603.6 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $28.0 and $48.0 million, respectively. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2021 and September 30, 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $153.1 million (additional $17.2 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $65.6 million (additional $7.4 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

Additionally, PSSL has entered into a $225.0 million (increased from $155.0 million in October 2021) senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 250 basis points, or the PSSL Credit Facility 2, with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

	December 31, 2021	September 30, 2021
Total investments	$641,673,287	$564,783,128
Weighted average cost yield on income producing investments	7.3%	7.1%
Number of portfolio companies in PSSL	80	74
Largest portfolio company investment	$19,012,000	$18,932,630
Total of five largest portfolio company investments	$86,261,851	$84,287,460

Below is a listing of PSSL’s individual investments as of December 31, 2021:

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1160.2%
Ad.net Acquisition, LLC	5/6/2026	Media	7.00%		3M L+600	8,955,000	$8,836,837	$8,955,000
Altamira Technologies, LLC	7/24/2025	Business Services	9.00%		3M L+700	5,450,124	5,309,857	5,109,491
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	4,927,427	4,875,528	4,927,427
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.25%		3M L+525	1,018,039	1,018,039	1,005,313
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	6.50%		1M L+550	2,217,197	2,217,197	2,189,482
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	6.25%		3M L+525	4,163,478	4,097,520	4,111,435
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,500,000	4,411,562	4,443,750
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	7.25%		1M L+625	15,536,977	15,481,065	15,226,237
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%		3M L+850	12,314,270	12,269,216	12,228,070
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%		3M L+450	2,646,667	2,640,086	2,642,697
CF512, Inc.	8/20/2026	Media	7.00%		3M L+600	4,987,500	4,889,449	4,937,625
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	5.50%		3M L+450	5,600,129	5,510,103	5,572,128
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	8.00%		3M L+450	9,394,789	9,353,387	9,112,945
Connatix Buyer, Inc.	7/13/2027	Media	6.25%		1M L+675	3,990,000	3,914,189	4,009,949
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	6.75%		3M L+575	2,126,250	2,095,933	2,104,988
Crash Champions, LLC	8/5/2025	Automobiles	6.00%		3M L+500	14,952,600	14,668,250	14,653,548
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		1M L+550	8,723,392	8,682,987	8,723,392
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		1M L+475	7,304,171	7,268,830	7,304,171
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%		1M L+575	9,975,000	9,784,645	9,975,000
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	6.75%		3M L+500	15,636,090	15,548,787	15,542,275
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	6.50%		1M L+500	10,368,010	10,190,306	10,202,122
ECL Entertainment, LLC	3/31/2028	Hotels, Restaurants and Leisure	8.25%		3M L+575	2,640,577	2,615,226	2,680,186
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.75%		3M L+575	4,994,355	4,994,355	4,869,496
Fairbanks More Defense	6/17/2028	Aerospace and Defense	5.50%		3M L+600	9,975,000	9,931,373	9,950,063
FlexPrint, LLC	1/2/2024	Commercial Services & Supplies	5.67%		1M L+625	4,769,595	4,735,907	4,769,595
Gantech Acquisition Corp.	5/14/2026	IT Services	7.25%		3M L+800	14,863,034	14,598,362	14,714,404
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	7.00%		3M L+600	3,957,563	3,938,664	3,937,775
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	6.75%		3M L+575	2,386,875	2,341,314	2,340,331
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		1M L+750	2,475,000	2,421,099	2,475,000
HW Holdco, LLC	12/10/2024	Media	6.75%		1M L+450	3,075,000	3,014,618	3,013,500
Imagine Acquisitionco, LLC	11/15/2027	Software	6.50%		3M L+475	5,404,356	5,298,045	5,296,269
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	6.50%		1M L+590	4,694,908	4,579,487	4,577,536
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	5.50%		3M L+625	11,529,369	11,495,522	11,529,369
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		3M L+600	19,400,000	19,169,616	19,012,000
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.00%		3M L+575	8,466,025	8,300,861	8,296,704
Lash OpCo, LLC	2/18/2027	Personal Products	8.00%		3M L+500	14,463,750	14,144,208	14,319,113
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%		3M L+600	10,544,899	10,491,412	10,049,289
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	6.75%		3M L+575	10,679,529	10,487,737	10,385,842
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	6.25%		3M L+450	4,500,000	4,414,415	4,415,625
Management Consulting & Research, LLC	8/16/2027	Aerospace and Defense	7.00%		1M L+700	15,000,000	14,707,013	14,700,000
Marketplace Events, LLC - Super Priority First Lien Term Loan (3)(4)	9/30/2025	Media: Diversified and Production	6.25%		3M L+750	627,350	627,350	627,350
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production	0.00%		—	589,122	-	-
Marketplace Events, LLC (3)(4)	9/30/2026	Media: Diversified and Production	0.00%		—	4,688,685	3,441,474	4,688,685
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%		1M L+575	9,975,000	9,796,215	9,925,124
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	6.75%		1M L+550	7,462,500	7,324,842	7,387,875
MeritDirect, LLC	5/23/2024	Media: Advertising, Printing & Publishing	6.50%		3M L+525	5,496,927	5,386,916	5,441,957
Mission Critical Electronics, Inc.	9/28/2022	Capital Equipment	6.00%		3M L+500	5,874,418	5,864,975	5,874,418
Municipal Emergency Services, Inc.	9/28/2027	Distributors	6.00%		3M L+500	3,491,250	3,423,253	3,435,390
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	6.50%		—	10,901,830	10,695,121	10,792,812
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.50%	(4)	—	14,512,500	14,449,995	14,149,688
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	5.50%		1M L+550	1,990,000	1,962,468	1,970,100
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	7.25%		3M L+575	14,882,143	14,603,405	14,621,705
Output Services Group, Inc.	3/27/2024	Business Services	5.50%		3M L+550	7,703,419	7,736,458	6,933,077
Ox Two, LLC	5/18/2026	Construction and Building	7.00%		3M L+500	4,962,500	4,893,094	4,863,250
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	5.18%		3M L+550	9,667,689	9,508,551	8,894,274
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	7.50%		1M L+550	8,300,024	8,158,174	8,154,774
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%		1M L+475	1,573,750	1,566,163	1,573,750
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	5.72%		1M L+625	2,601,243	2,527,483	2,540,556
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%		1M L+450	3,952,053	3,875,185	3,873,013
Recteq, LLC	1/29/2026	Leisure Products	7.00%		3M L+600	4,962,500	4,879,117	4,888,063
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	6.50%		1M L+500	10,651,962	10,570,256	10,498,893
Sales Benchmark Index LLC	1/3/2025	Professional Services	7.75%		3M L+575	5,310,941	5,237,218	5,231,277
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%		3M L+550	5,506,404	5,454,203	5,506,404
Schlesinger Global, Inc.	7/14/2025	Business Services	8.00%		3M L+600	11,814,827	11,843,002	11,430,845
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	9.50%		3M L+550	15,000,000	14,630,464	14,625,000
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	5.25%		3M L+600	12,535,172	12,433,898	12,065,103
Snak Club, LLC	7/19/2022	Beverage, Food and Tobacco	7.00%		1M L+550	4,344,306	4,326,142	4,344,306
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	6.75%		3M L+700	5,875,772	5,841,539	5,875,772
STV Group Incorporated	12/11/2026	Construction and Building	5.35%		3M L+450	9,075,412	9,006,665	9,030,035
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%		1M L+600	4,654,618	4,575,450	4,654,618
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%		1M L+575	10,308,377	10,285,422	10,205,294

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Teneo Holdings LLC	7/18/2025	Business Services	6.25%	1M L+900	2,303,594	$2,300,466	$2,307,441
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.00%	1M L+525	5,702,340	5,625,763	5,645,316
The Bluebird Group LLC	7/27/2026	Professional Services	8.00%	3M L+600	1,735,096	1,702,858	1,769,798
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	6.75%	1M L+450	13,292,785	13,286,182	13,292,785
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	6.50%	1M L+525	5,620,049	5,509,843	5,558,228
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+550	8,811,566	8,641,641	8,547,219
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	6.75%	3M L+700	8,536,695	8,568,268	8,536,695
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	7.25%	6M L+575	6,636,062	6,601,382	6,636,062
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	6.25%	6M L+550	15,667,608	15,522,347	15,550,101
UBEO, LLC	4/3/2024	Capital Equipment	5.50%	3M L+525	17,526,068	17,421,250	17,438,438
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	9.75%	1M L+575	12,492,395	12,206,891	12,305,009
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	6.75%	1M L+625	5,692,065	5,644,064	5,663,605
Zips Car Wash, LLC	3/1/2024	Automobiles	7.75%	1M L+550	17,000,000	16,676,420	16,660,000
Total First Lien Secured Debt						639,374,876	638,323,244
Second Lien Secured Debt - 5.3%
DBI Intermediate Holdco, LLC, Term Loan B (4)	02/02/2026	Business Services	11.00%	—	2,434,333	2,434,333	—
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000,000	2,951,246	2,925,000
Total Second Lien Secured Debt						5,385,579	2,925,000
Equity Securities - .8%
DBI Intermediate Holdco, LLC, Series A-1 (4)	—	Business Services	13.00%	—	6,784	5,034,310	—
DBI Intermediate Holdco, LLC, Series AA (4)	—	Business Services	—	—	7,007	6,731,347	—
DBI Intermediate Holdco, LLC, Series B (4)	—	Business Services	—	—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	425,043
Total Equity Securities						12,002,178	425,043
Total Investments - 1166.3%						656,762,633	641,673,287
Cash and Cash Equivalents - 64.7%
BlackRock Federal FD Institutional 30						35,578,940	35,582,572
Total Cash and Cash Equivalents						35,578,940	35,582,572
Total Investments and Cash Equivalents —1231.%						$692,341,573	$677,255,859
Liabilities in Excess of Other Assets — (1131.)%							(622,238,626)
Members' Equity—100.0%							$55,017,233

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

Below is a listing of PSSL’s individual investments as of September 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1088.%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%	3M L+600	8,977,500	$8,851,554	$8,842,838
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%	3M L+700	5,525,093	5,375,682	5,179,775
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	5,720,691	5,653,291	5,663,484
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	1,020,636	1,020,636	1,010,430
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%	1M L+550	2,222,284	2,222,284	2,200,061
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	4,173,913	4,103,292	4,132,174
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%	3M L+575	4,511,364	4,419,019	4,421,136
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	1M L+625	12,879,690	12,868,714	12,879,690
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%	3M L+850	12,281,867	12,231,080	11,980,961
			P(IK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%	3M L+450	2,653,333	2,646,700	2,654,448
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%	3M L+450	5,614,627	5,518,856	5,530,408
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%	1M L+675	9,500,705	9,453,659	9,215,683
			P(IK 1.00%)
Connatix Buyer, Inc	07/13/2027	Media	6.25%	1M L+550	4,000,000	3,921,757	3,920,000
CoolSys, Inc	08/04/2028	Business Services	5.50%	1M L+475	1,909,091	1,890,159	1,913,864
Crane 1 Services Inc	08/16/2027	Commercial Services & Supplies	6.75%	1M L+575	2,131,579	2,100,271	2,110,264
Crash Champions, LLC	08/05/2025	Automobiles	6.00%	3M L+500	8,977,500	8,801,543	8,797,950
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.08%	1M L+500	3,228,001	3,111,026	3,186,037
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	8,746,050	8,694,764	8,746,050
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	7,323,008	7,278,084	7,323,008
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%	3M L+600	10,000,000	9,803,125	9,800,000
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%	1M L+625	15,675,682	15,584,366	15,565,952
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%	3M L+800	5,719,009	5,624,041	5,633,224
			P(IK 3.50%)
ECL Entertainment, LLC	03/312028	Hotels, Restaurants and Leisure	8.25%	1M L+750	2,647,212	2,621,341	2,706,774
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	4,994,355	4,994,355	4,894,468
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	10,000,000	9,954,660	10,000,000
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.02%	1M L+590	4,769,595	4,732,000	4,745,747
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%	3M L+625	14,925,000	14,648,015	14,626,500
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%	3M L+600	3,967,531	3,947,994	3,947,694
Graffiti Buyer, Inc	08/10/2027	Trding Companies & Distributors	6.75%	3M L+575	2,392,857	2,345,748	2,356,964
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	2,481,250	2,424,925	2,456,438
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	6,473,725	6,407,142	6,441,356
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+575	13,589,144	13,338,397	13,317,361
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%	3M L+450	11,566,905	11,527,975	11,566,905
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	19,450,000	19,192,725	18,932,630
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	3M L+750	10,491,277	10,435,348	9,833,474
			P(IK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.75%	1M L+575	5,706,549	5,605,574	5,706,549
Lucky Bucks, LLC	07/20/2027	Hotel, Gaming and Leisure	6.25%	1M L+550	4,500,000	4,411,012	4,424,085
Marketplace Events, LLC (3)(4)	09/30/2025	Media: Diversified and Production	6.25%	3M L+525	617,487	617,487	617,487
Super Priority First Lien Term Loan			P(IK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(4)	09/30/2025	Media: Diversified and Production	—	—	589,122	—	—
Marketplace Events LLC (4)	09/30/2026	Media: Diversified and Production	0.00%	—	4,614,973	3,441,474	4,614,973
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	1M L+550	10,000,000	9,812,779	9,900,000
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%	3M L+575	7,481,250	7,337,843	7,331,625
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%	3M L+550	5,531,856	5,411,520	5,476,537
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	3M L+500	5,889,949	5,877,013	5,889,949
NBH Group LLC	08/19/2026	Healthcare, Education & Culture	6.50%	3M L+550	10,901,830	10,687,200	10,683,794
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%	1M L+550	14,550,000	14,481,129	13,895,250
OIS Management Services LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%	1M L+475	1,995,000	1,965,911	1,965,075
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	1M L+625	14,919,643	14,631,178	14,658,549
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	7,743,419	7,732,934	7,046,511
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	3M L+600	4,975,000	4,901,154	4,875,500
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.12%	1M L+500	9,692,670	9,514,071	9,466,540
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	1,577,806	1,568,099	1,577,806
PlayPower, Inc.	05/8/2026	Consumer Goods: Durable	5.63%	3M L+550	3,805,440	3,719,648	3,735,687
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	4,975,000	4,887,511	4,925,250
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%	3M L+550	10,679,701	10,591,506	10,543,962
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	5,578,331	5,495,801	5,438,872
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	1M L+550	5,549,876	5,492,898	5,549,876
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	11,784,634	11,760,259	11,254,326
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.32%	3M L+450	12,576,323	12,458,672	12,450,560
Snak Club, LLC	07/19/2022	Beverage, Food and Tobacco	7.00%	1M L+600	4,388,056	4,361,678	4,388,056
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%	1M L+575	5,892,286	5,854,034	5,892,286

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,389,000	4,505,648	4,764,830
STV Group Incorporated	12/11/2026	Construction and Building	5.33%	1M L+525	9,075,412	9,003,666	9,030,035
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	4,950,000	4,860,463	4,948,403
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,337,380	10,312,931	10,234,006
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525	2,309,486	2,306,149	2,296,969
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.77%	3M L+550	5,713,461	5,633,702	5,656,327
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	1,743,846	1,709,872	1,732,860
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	6M L+575	13,383,253	13,375,955	13,383,253
The Vertex Companies, LLC	08/30/2027	Construction and Engineering	6.50%	6M L+550	5,634,134	5,523,212	5,528,647
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,834,066	8,654,973	8,569,044
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%	1M L+575	8,558,226	8,593,467	8,558,226
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636,062	6,598,947	6,636,062
Tyto Athene, LLC	08/27/2024	IT Services	6.25%	1M L+550	11,442,500	11,334,186	11,442,500
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	1M L+450	17,571,320	17,457,179	17,483,464
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	5.50%	1M L+450	11,030,410	10,848,799	10,975,256
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,437,500	12,141,939	11,971,094
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	5,705,549	5,655,884	5,678,016
Total First Lien Secured Debt						558,879,885	557,731,845
Second Lien Secured Debt - 10.5%
DBI Intermediate Holdco, LLC, Term Loan B (4)	02/02/2026	Business Services	11.00%	—	2,434,333	2,434,333	2,434,333
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000,000	2,946,584	2,940,000
Total Second Lien Secured Debt						5,380,917	5,374,333
Equity Securities - 3.3%
DBI Intermediate Holdco, LLC, Series A-1 (4)	—	Business Services	13.00%	—	6,784	5,034,310	—
DBI Intermediate Holdco, LLC, Series AA (4)	—	Business Services	—	—	7,007	6,731,347	1,314,706.0
DBI Intermediate Holdco, LLC, Series B (4)	—	Business Services	—	—	1,065,021	236,521	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	362,244.0
Total Equity Securities						12,002,178	1,676,950
Total Investments - 1101.7%						576,262,980	564,783,128
Cash and Cash Equivalents - 55.3%
BlackRock Federal FD Institutional 30						28,190,894	28,190,894
US Bank Cash						195,787	182,647
Total Cash and Cash Equivalents						28,386,681	28,373,541
Total Investments and Cash Equivalents —1157.1%						$604,649,661	$593,156,669
Liabilities in Excess of Other Assets — (1057.1)%							(541,892,538)
Members' Equity—100.0%							$51,264,131
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
(4)
Non-income producing security.

Below is the financial information for PSSL:

Consolidated Statements of Assets and Liabilities

	December 31, 2021
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$656,762,633 and $576,262,980, respectively)	$641,673,287	$564,783,128
Cash and cash equivalents (cost—$35,578,940 and $28,386,681, respectively)	35,582,572	28,373,541
Interest receivable	1,880,980	1,413,529
Receivable for investment sold	1,918,636	7,323,360
Prepaid expenses and other assets	1,897,782	1,665,633
Total assets	682,953,257	603,559,191
Liabilities
Payable for investments purchased	1,503,750	31,963,307
Credit facility payable	203,500,000	112,000,000
2032 Asset-backed debt, net (par—$246,000,000)	242,908,921	242,756,901
Notes payable to members	175,000,000	161,000,000
Interest payable on Credit Facility	1,831,907	1,740,807
Interest payable on notes to members	2,621,117	2,655,607
Accrued other expenses	570,329	178,438
Total liabilities	627,936,024	552,295,060
Members' equity	55,017,233	51,264,131
Total liabilities and members' equity	$682,953,257	$603,559,191

(1) As of December 31, 2021 and September 30, 2021, PSSL had unfunded commitments to fund investments of $0.6 million and $0.6, respectively.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Investment income:
Interest	$10,950,649	$6,747,939
Other income	871,056	155,384
Total investment income	11,821,705	6,903,323
Expenses:
Interest and expense on credit facility and asset-backed debt	3,173,664	1,416,006
Interest expense on notes to members	3,554,315	3,054,519
Administrative services expenses	300,000	300,000
Other general and administrative expenses	288,967	195,317
Total expenses	7,316,946	4,965,842
Net investment income	4,504,759	1,937,481
Realized and unrealized (loss) gain on investments and credit facility foreign currency translation currency translations:
Net realized loss on investments	(347,884)	(791,279)
Net change in unrealized (depreciation) appreciation on:
Investments	(3,203,772)	4,184,101
Credit facility foreign currency translation	—	(659,754)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	(3,203,772)	3,524,347
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	(3,551,656)	2,733,068
Net increase in members' equity resulting from operations	$953,103	$4,670,549
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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

During the three months ended December 31, 2021 and 2020, we declared distributions of $0.285 per share for total distributions of $11.1 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, our debt portfolio consisted of 99.9% variable-rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(1,024)	$(0.03)
Up 1%	(1,688)	(0.04)
Up 2%	3,974	0.10
Up 3%	9,636	0.25
Up 4%	$15,298	$0.39

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed on November 17, 2021, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 9, 2022	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2022	By:	/s/ Richard Cheung
Richard Cheung
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)