Form 10-Q
period 2022-03-31
PennantPark Floating Rate Capital Ltd.
filed 2022-05-05
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PFLT	The New York Stock Exchange

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 4, 2022 was 41,313,145.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2022	September 30, 2021
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost— $901,437 and $824,542, respectively	$933,041	$856,806
Non-controlled, affiliated investments (cost— $ — and $22,380, respectively	—	7,433
Controlled, affiliated investments (cost— $265,824 and $223,714, respectively	259,571	217,380
Total investments (cost— $1,167,262 and $1,070,636, respectively	1,192,613	1,081,619
Cash and cash equivalents (cost—$50,053 and $49,825, respectively)	50,064	49,826
Interest receivable	5,316	5,446
Receivable for investments sold	38,542	33,966
Prepaid expenses and other assets	1,356	—
Total assets	1,287,891	1,170,856
Liabilities
Distributions payable	3,814	3,690
Payable for investments purchased	—	13,546
Credit Facility payable, at fair value (cost—$249,654 and $219,400, respectively) (See Notes 5 and 11)	249,910	218,852
2023 Notes payable, at fair value (par—$97,006 and $117,793, respectively) (See Notes 5 and 11)	88,275	111,114
2026 Notes payable, net (par—$185,000 and $100,000, respectively) (See Notes 5 and 11)	181,888	97,171
2031 Asset-Backed Debt, net (par—$228,000) (See Notes 5 and 11)	225,813	225,497
Interest payable on debt	6,975	5,455
Base management fee payable (See Note 3)	2,945	2,707
Performance-based incentive fee payable (See Note 3)	2,704	624
Deferred tax liability	5,340	—
Accrued other expenses	241	1,591
Total liabilities	767,904	680,245
Commitments and contingencies (See Note 12)
Net assets
Common stock, 41,209,566 and 38,880,728 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	41	39
Paid-in capital in excess of par value	568,869	538,815
Accumulated deficit	(48,924)	(48,242)
Total net assets	$519,986	$490,611
Total liabilities and net assets	$1,287,891	$1,170,856
Net asset value per share	$12.62	$12.62

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Investment income:
From non-controlled, non-affiliated investments:
Interest	$16,195	$13,725	$33,052	$29,026
Dividend	577	—	1,154	—
Other income	686	491	3,510	1,373
From non-controlled, affiliated investments:
Interest	—	183	112	280
Other income	—	102	—	123
From controlled, affiliated investments:
Interest	3,240	2,659	6,405	5,322
Dividend	3,938	2,275	6,738	3,850
Other Income	—	—	—	196
Total investment income	24,635	19,435	50,971	40,169
Expenses:
Base management fee (See Note 3)	2,945	2,634	5,841	5,350
Performance-based incentive fee (See Note 3)	2,704	1,302	5,885	3,064
Interest and expenses on debt (See Note 11)	6,705	4,781	13,344	10,122
Administrative services expenses (See Note 3)	144	300	287	600
Other general and administrative expenses	655	400	1,309	800
Expenses before provision for taxes	13,153	9,417	26,667	19,936
Provision for taxes on net investment income	100	100	200	200
Total expenses	13,253	9,517	26,867	20,136
Net investment income	11,382	9,918	24,104	20,032
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	6,920	474	9,993	(1,234)
Non-controlled and controlled, affiliated investments	(22,380)	—	(22,315)	(1,052)
Net realized gain (loss) on investments	(15,460)	474	(12,322)	(2,286)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(5,425)	12,151	(1,038)	34,688
Controlled and non-controlled, affiliated investments	22,913	(334)	15,029	(81)
Provision for taxes on unrealized appreciation on investments	(3,800)	—	(5,340)	—
Debt depreciation (appreciation) (See Note 5 and 11)	(2,363)	(10,535)	1,247	(14,549)
Net change in unrealized (depreciation) appreciation on investments and debt	11,324	1,282	9,897	20,058
Net realized and unrealized (loss) gain from investments and debt	(4,136)	1,755	(2,424)	17,772
Net increase in net assets resulting from operations	$7,246	$11,673	$21,679	$37,804
Net increase in net assets resulting from operations per common share (See Note 7)	$0.18	$0.30	$0.55	$0.98
Net investment income per common share	$0.29	$0.26	$0.61	$0.52

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net increase in net assets from operations:
Net investment income	$11,382	$9,918	$24,104	$20,032
Net realized gain (loss) on investments	(15,460)	474	(12,322)	(2,286)
Net change in unrealized (depreciation) appreciation on investments	17,487	11,817	13,990	34,607
Net change in provision for taxes on unrealized appreciation on investments	(3,800)	—	(5,340)	—
Net change in unrealized depreciation (appreciation) on debt	(2,363)	(10,535)	1,247	(14,549)
Net increase in net assets resulting from operations	7,246	11,673	21,679	37,804
Distributions to stockholders:
Distribution of net investment income	(11,255)	(11,050)	(22,361)	(22,100)
Total distributions to stockholders	(11,255)	(11,050)	(22,361)	(22,100)
Capital transactions
Public offering (See Note 1)	26,995	—	30,514	—
Offering costs	(405)	—	(458)	—
Net increase in net assets resulting from capital transactions	26,590	—	30,057	—
Net increase in net assets	22,581	623	29,375	15,704
Net assets:
Beginning of period	497,405	492,351	490,611	477,270
End of period	$519,986	$492,974	$519,986	$492,974
Capital share activity:
Shares issued from public offering	2,058,772	—	2,328,838	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$21,679	$37,804
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on investments	(13,990)	(34,607)
Net change in unrealized (depreciation) appreciation on debt	(1,247)	14,549
Net realized loss on investments	12,322	2,286
Net accretion of discount and amortization of premium	(2,337)	(1,355)
Purchases of investments	(448,352)	(227,201)
Payment-in-kind interest	(844)	(2,056)
Proceeds from dispositions of investments	342,226	281,670
Amortization of deferred financing costs	32	331
(Increase) decrease in interest receivable	129	855
Decrease in receivable for investments sold	(4,577)	—
Increase in prepaid expenses and other assets	(1,356)	173
(Decrease) increase in payable for investments purchased	(13,546)	46,669
Decrease in interest payable on debt	1,520	(575)
Increase (decrease) in base management fee payable	238	(143)
Increase (decrease) in performance-based incentive fee payable	2,081	(770)
Increase in deferred tax liability	5,340	—
(Decrease) increase in accrued other expenses	(1,349)	120
Net cash (used in) provided by operating activities	(102,030)	117,751
Cash flows from financing activities:
Proceeds from public offering	30,514	—
Offering costs	(458)	—
Distributions paid to stockholders	(22,238)	(22,100)
Repayment of 2023 Notes issuance (See Notes 5 and 11)	(20,787)	(20,787)
Proceeds from 2026 Notes issuance (See Notes 5 and 11)	84,333	96,841
Borrowings under Credit Facility (See Notes 5 and 11)	137,254	113,500
Repayments under Credit Facility (See Notes 5 and 11)	(107,000)	(275,199)
Net cash provided by (used in) financing activities	101,618	(107,745)
Net (decrease) increase in cash equivalents	(411)	10,007
Effect of exchange rate changes on cash	650	(946)
Cash and cash equivalents, beginning of period	49,826	57,512
Cash and cash equivalents, end of period	$50,064	$66,573
Supplemental disclosures:
Interest paid	$11,356	$10,366
Taxes paid	$1,733	$404
Non-cash exchanges and conversions	$22,380	$20,334

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—179.4% (3), (4)
First Lien Secured Debt—160.0%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	4,963	4,899	4,963
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/06/2026	Media	—		—	1,244	—	—
Altamira Technologies, LLC	07/24/2025	IT Services	9.00%		3M L+800	4,932	4,886	4,734
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	9.00%		3M L+800	575	575	552
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581	—	(63)
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	7,647	7,588	7,647
American Teleconferencing Services, Ltd.(7)	06/08/2023	Telecommunications	0.00%	(6)	—	7,986	7,915	-
American Teleconferencing Services, Ltd. (Revolver) (7)	12/08/2022	Telecommunications	0.00%	(6)	—	1,656	1,642	1,375
Any Hour Services	07/21/2027	Energy Equipment and Services	6.75%		3M L+575	9,978	9,852	9,978
Any Hour Services Term Loan I(7), (9)	07/21/2027	Energy Equipment and Services	—		—	314	—	3
Any Hour Services Term Loan II(7), (9)	01/14/2024	Energy Equipment and Services	—		—	3,824	—	38
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—		—	1,147	—	—
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	6,240	6,191	6,240
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	298	298	298
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.37%		1M L+525	19,989	19,821	19,989
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Diversified Consumer Services	6.25%		1M L+525	492	492	492
Apex Service Partners, LLC (Revolver) (7), (9)	07/29/2024	Diversified Consumer Services	—		—	1,353	—	—
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.71%		1M L+425	5,835	5,813	5,354
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.76%		3M L+575	8,913	8,780	8,802
Applied Technical Services, LLC (7), (9)	06/29/2022	Commercial Services & Supplies	—		—	4,578	—	(6)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	8.25%		3M L+475	191	191	189
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	1,082	—	(14)
Arcfield Acquisition Corp.	03/07/2028	Aerospace and Defense	6.50%		3M L+575	4,700	4,607	4,606
Arcfield Acquisition Corp. (Revolver) (9)	03/07/2028	Aerospace and Defense	—		—	887	—	—
Blackhawk Industrial Distribution, Inc. (9)	09/17/2024	Distributors	—		—	1,829	—	(14)
Blackhawk Industrial Distribution, Inc. (Revolver)	09/17/2024	Distributors	6.00%		3M L+425	183	183	180
Blackhawk Industrial Distribution, Inc. (9)	09/17/2024	Distributors	—		—	1,646	—	(25)
Broder Bros., Co.	12/02/2022	Textiles, Apparel and Luxury Goods	8.00%		3M L+700	3,657	3,657	3,657
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		3M L+625	44,331	43,950	43,888
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2022	High Tech Industries	—		—	4,065	—	(41)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%		3M L+850	3,018	3,005	2,994
			(PIK 9.50%)
CF512, Inc.	08/20/2026	Media	7.00%		3M L+600	8,139	8,016	8,057
CF512, Inc. (7), (9)	08/20/2026	Media	—		—	191	—	—
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—		—	955	—	(10)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.51%		3M L+450	1,589	1,585	1,589
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	711	—	(21)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.26%		3M L+525	7,614	7,592	7,614
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.26%		3M L+525	843	843	843
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	562	—	—
Connatix Buyer, Inc.	07/13/2027	Media	6.25%		3M L+550	3,980	3,907	4,000
Connatix Buyer, Inc. (7), (9)	01/13/2023	Media	—		—	2,105	—	32
Connatix Buyer, Inc. (Revolver) (7), (9)	07/13/2027	Media	—		—	1,234	—	—
Crane 1 Services, Inc. (7)	08/16/2023	Commercial Services & Supplies	6.75%		3M L+575	604	600	598
Crane 1 Services, Inc. (7), (9)	08/16/2023	Commercial Services & Supplies	—		—	292	—	(1)
Crane 1 Services, Inc. (Revolver) (7), (9)	08/16/2027	Commercial Services & Supplies	—		—	336	—	(3)
Crash Champions, LLC	08/05/2025	Automobiles	6.01%		3M L+525	19,921	19,688	19,423
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.76%		3M L+575	6,511	6,495	6,511
Douglas Products and Packaging Company LLC (Revolver)	10/19/2022	Chemicals, Plastics and Rubber	8.25%		P+475	1,917	1,917	1,917
Douglas Products and Packaging Company LLC (Revolver) (9)	10/19/2022	Chemicals, Plastics and Rubber	—		—	4,135	—	—
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.76%		3M L+575	3,941	3,931	3,941
Dr. Squatch, LLC	08/31/2027	Personal Products	7.01%		3M L+600	4,438	4,357	4,438
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—		—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Personal Products	6.75%		3M L+575	17,582	17,444	17,494
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426	—	(7)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	6.50%		3M L+550	3,267	3,218	3,212
ECL Entertainment, LLC	03/31/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750	5,230	5,181	5,252
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	5.75%		1M L+475	514	514	504
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	400	—	(8)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%		1M L+500	6,456	6,456	6,456
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.76%		3M L+675	7,189	7,156	7,009
Exigo Intermediate II, LLC (9)	03/15/2024	Software	—		—	2,758	—	—
Exigo Intermediate II, LLC (Revolver)	03/15/2027	Software	6.75%		3M L+575	138	138	138
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—		—	552	—	—
Findex Group Limited (5)(10)(11)	05/31/2024	Diversified Financial Services	4.59%		3M L+450	AUD 10,000	7,519	7,510
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		1M L+625	22,207	21,815	21,985
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	IT Services	7.25%		1M L+625	622	622	616
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—		—	3,111	—	(31)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	3,465	3,422	3,430
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—		—	1,071	—	(8)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	6.75%		3M L+575	274	274	266
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—		—	591	—	(16)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.26%		3M L+525	4,554	4,483	4,554
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—		—	400	—	—
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—		—	750	—	—
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.01%		3M L+600	4,988	4,891	4,888
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—		—	1,791	—	(36)
HW Holdco, LLC	12/10/2024	Media	6.75%		1M L+575	8,501	8,451	8,331
HW Holdco, LLC (9)	12/10/2024	Media	—		—	1,686	—	(17)
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—		—	1,452	—	(29)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	7.00%	3M L+600	2,999	2,966	2,939
IDC Infusion Services, Inc. (Revolver) (9)	12/30/2026	Healthcare Equipment and Supplies	—	—	4,167	—	(83)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	7.01%	3M L+600	4,496	4,410	4,428
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Professional Services	8.50%	3M L+500	95	95	94
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	382	—	(6)
Imagine Acquisitionco, LLC	11/15/2027	Software	6.50%	3M L+550	3,999	$3,923	$3,919
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(17)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(24)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare Providers and Services	6.50%	3M L+550	3,474	3,387	3,387
Inception Fertility Ventures, LLC (9)	12/07/2023	Healthcare Providers and Services	—	—	9,185	—	(115)
Infolinks Media Buyco, LLC	11/01/2026	Media	7.01%	3M L+600	2,638	2,589	2,638
Infolinks Media Buyco, LLC (9)	11/01/2023	Media	—	—	969	—	10
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	3,236	3,221	3,236
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	534	534	534
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.50%	3M L+450	16,062	16,007	16,062
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	6.25%	3M L+550	18,060	17,901	17,886
Integrity Marketing Acquisition, LLC (7), (9)	07/09/2023	Insurance	—	—	3,842	—	(8)
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	664	—	—
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	9.00%	1M L+800	643	643	636
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	786	—	(8)
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.00%	3M L+600	20,973	20,574	20,763
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	3,435	—	(34)
Lash OpCo, LLC	02/18/2027	Personal Products	8.01%	1M L+700	17,076	16,730	17,076
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	1,920	—	—
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.51%	1M L+750	9,538	9,510	9,319
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.51%	1M L+750	1,708	1,708	1,669
			(PIK 5.00%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	7.25%	3M L+625	3,766	3,691	3,728
Ledge Lounger, Inc. (Revolver)	11/09/2026	Leisure Products	7.25%	3M L+625	526	526	521
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	263	—	(3)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.50%	1M L+550	24,478	24,149	24,233
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	6.50%	1M L+550	666	666	660
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	1,833	—	(18)
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	7.25%	3M L+625	14,209	14,157	14,209
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	7.25%	3M L+625	516	516	516
Lucky Bucks, LLC	07/20/2027	Hotels, Restaurants and Leisure	6.25%	3M L+550	4,444	4,362	4,344
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	3,734	3,583	3,360
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	3M L+550	6,082	5,978	6,037
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	1,624	—	(12)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157	—	(12)
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	3,103	—	(31)
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	(95)
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(34)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	14,958	14,850	14,958
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—	2,869	—	—
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.01%	1M L+500	603	602	603
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2022	Capital Equipment	6.62%	1M L+500	645	645	645
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2022	Capital Equipment	—	—	680	—	—
Municipal Emergency Services, Inc. (7)	09/28/2027	Distributors	6.01%	3M L+500	275	273	266
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	671	—	(15)
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distributors	6.00%	3M L+500	142	142	137
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	805	—	(27)
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(8)
OIS Management Services, LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%	3M L+450	5,085	5,037	5,034
OIS Management Services, LLC (Revolver) (7)	07/09/2026	Healthcare Equipment and Supplies	5.75%	3M L+450	444	444	440
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	3M L+625	8,907	8,746	8,818
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	6.26%	3M L+525	7,232	7,095	7,232
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	—
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	4,875	4,504	4,290
Owl Acquisition, LLC	02/04/2028	Professional Services	6.75%	3M L+575	4,000	3,922	3,900
Ox Two, LLC	05/18/2026	Construction and Building	8.00%	1M L+700	22,523	22,219	22,072
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	8.00%	1M L+700	2,935	2,935	2,877
Ox Two, LLC (Revolver) (7), (9)	05/18/2026	Construction and Building	—	—	452	—	(9)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	7.51%	3M L+650	6,141	6,040	6,034
PL Acquisitionco, LLC (Revolver)	11/09/2027	Textiles, Apparel and Luxury Goods	8.00%	3M L+650	916	916	900
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	1,374	—	(24)
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.76%	3M L+575	641	639	641
PlayPower, Inc.	05/08/2026	Leisure Products	6.50%	1M L+575	3,459	3,436	3,262
PRA Events, Inc.	08/07/2025	Business Services	11.50%	1M L+1,050	3,317	2,885	3,317
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	7.01%	1M L+600	4,730	4,647	4,636
Quantic Electronics, LLC (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	2,810	—	(28)
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	670	—	(13)
Questex, LLC	09/09/2024	Media: Diversified and Production	6.00%	3M L+500	7,238	7,172	6,876
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.00%	3M L+500	479	479	455
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	718	—	(36)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	1,045	$1,045	$1,045
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	525	—	—
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	1,485	1,461	1,463
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(19)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	17,232	17,041	16,891
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	8,074	8,007	8,049
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	909	—	(3)
Riverside Assessments, LLC	03/10/2025	Professional Services	6.51%	3M L+550	15,435	15,250	15,435
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	7,527	7,436	7,527
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	—
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	3,626	3,594	3,626
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	1,056	1,056	1,056
Schlesinger Global, Inc.	07/14/2025	Professional Services	8.01%	1M L+700	13,405	13,315	13,271
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	7.01%	1M L+600	1,478	1,478	1,464
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	392	—	(4)
Sigma Defense Systems, LLC	12/18/2025	IT Services	9.50%	3M L+850	11,110	10,850	10,944
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	2,621	—	(39)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	7.50%	1M L+650	11,375	11,294	11,375
Signature Systems Holding Company (Revolver)	05/03/2024	Commercial Services & Supplies	7.50%	1M L+650	419	419	419
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,328	—	—
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.25%	1M L+450	1,944	1,944	1,891
Smile Brands Inc. (Revolver) (7)	10/14/2024	Healthcare and Pharmaceuticals	7.00%	1M L+350	59	59	57
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	1,450	—	(40)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	108	—	(3)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	7.00%	3M L+600	33	33	33
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—	—	450	—	—
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%	3M L+575	5,956	5,907	5,694
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	1,665	—	(73)
Spear Education, LLC	02/26/2025	Professional Services	6.25%	3M L+525	14,823	14,696	14,823
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	6.75%	3M L+575	2,029	1,999	1,997
Spendmend Holdings LLC (9)	03/01/2023	Healthcare Technology			2,971	—	(25)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	6.75%	3M L+575	119	119	117
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology			772	—	(12)
STV Group Incorporated	12/11/2026	Construction & Engineering	5.71%	1M L+525	4,752	4,715	4,609
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	7.01%	3M L+600	18,653	18,301	18,038
System Planning and Analysis, Inc. (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	5,188	—	(171)
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	497	489	497
TAC LifePort Purchaser, LLC (Revolver) (7), (9)	03/01/2026	Aerospace and Defense	—	—	1,302	—	—
TeleGuam Holdings, LLC	11/20/2025	Wireless Telecommunication Services	5.50%	1M L+450	3,109	3,087	3,078
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%	1M L+525	5,823	5,736	5,754
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.01%	3M L+600	4,946	4,885	4,897
The Bluebird Group LLC	07/27/2026	Professional Services	7.50%	3M L+650	6,329	6,213	6,456
The Bluebird Group LLC (Revolver) (7), (9)	07/27/2026	Professional Services	—	—	862	—	17
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	15,524	15,427	15,524
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—	—	2,734	—	(8)
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	911	—	(12)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.50%	3M L+550	4,888	4,855	4,741
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	7.00%	1M L+600	24,845	24,511	24,348
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—	—	661	—	(13)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,291	6,197	6,291
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	6.25%	1M L+550	12,708	12,538	12,390
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,040	—	(26)
UBEO, LLC	04/03/2024	Capital Equipment	5.51%	3M L+450	18,019	17,928	17,658
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	2,933	—	(73)
Vision Purchaser Corporation	06/10/2025	Media	7.25%	3M L+625	14,212	14,034	14,212
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	9.76%	1M L+875	12,555	12,287	12,367
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.76%	3M L+575	9,405	9,286	9,405
Wildcat Buyerco, Inc. Term Loan C (9)	05/11/2023	Electronic Equipment, Instruments, and Components	—	—	1,530	—	17
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	534	—	—
Zips Car Wash, LLC	03/01/2024	Automobiles	8.25%	3M L+725	19,843	19,604	19,644
Zips Car Wash, LLC (9)	03/01/2024	Automobiles	—	—	1,140	—	—
Total First Lien Secured Debt						841,412	831,765
Second Lien Secured Debt—0.2%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	15.00%	—	932	932	885
			(PIK 15.00%)
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150	147	150
Total Second Lien Secured Debt						1,079	1,035

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Preferred Equity— 1.6% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	6,720	$672	$672
Imagine Topco, LP	—	Software	8.00%	—	1,236,027	1,236	1,236
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835	923
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	2,018	2,018	2,415
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	982
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	139
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323	1,674
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409	417
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	37	41
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						8,859	8,499
Common Equity/Warrants— 17.6% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	75	219
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,203
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,438	576
Athletico Holdings, LLC	—	Healthcare Providers and Services	—	—	4,678	5,000	5,012
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	—	15,540
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	7,401	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	863
(PRA Events, Inc.) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	558
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	136
Crash Champions Holdings, LLC (7),(8)	—	Automobiles	—	—	75	678	1,529
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	615,484	615	1,101
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	389,386	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	72	767
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	317
Exigo, LLC	—	Software	—	—	541,667	542	542
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,083	759	1,707
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	9,488	—	—
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	144	2,277
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	7,544
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	437	437	704
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,308
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	19,184	3,342	4,638
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	377
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450	608
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,851,852	1,852	1,852
Icon Partners V C, L.P. (7)(8)	—	Internet Software and Services	—	—	648,148	—	—
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	1,268
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	751
ITC Infusion Co-invest, LP	—	Healthcare Equipment and Supplied	—	—	59,211	592	592
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	3,854
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,948	568	1,948
(Walker Edison Furniture Company LLC) (7), (8)
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,200
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	485
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	712
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,004
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	248
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	2,018	—	316
Meadowlark Title, LLC	—	Professional Services	—	—	819,231	819	819
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,288	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	1,894
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,450	1,278
North Haven Saints Equity Holdings, LP	—	Healthcare Technology	—	—	223,602	224	230
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	1,265
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,729	3,017
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	744
OHCP V BC COI, L.P. (8) (9)	—	Distributors	—	—	506,250	—	—
Oral Surgery (ITC) Holdings, LLC (7),(8)	—	Healthcare Equipment and Supplies	—	—	3,872	83	96
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	213
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	11,350
Pink Lily Holdco, LLC (PL Acquisitions, LLC)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	1,425
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	700	66	340
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	41
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,173

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—		—	64,634	$646	$677
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—		—	70	70	—
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—		—	360,103	360	360
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	500	630
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—		—	500	—	1,373
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—		—	161,538	162	187
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—		—	488,372	488	576
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)	—	Media	—		—	215,859	216	266
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—		—	149,747	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	21,527	22	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—		—	749	1	1
UniTek Global Services, Inc. (7)	—	Telecommunications	—		—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—		—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—		—	400	393	484
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	2,240	224	545
Total Common Equity/Warrants							50,087	91,742
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							901,437	933,041
Investments in Controlled, Affiliated Portfolio Companies—49.9% (3), (4)
First Lien Secured Debt—38.5%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	3,528	3,528	3,528
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—		—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	0.00%	(6)	—	26,364	19,047	26,364
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.25%		3M L+800	170,275	170,275	170,275
Total First Lien Secured Debt							192,849	200,167
Equity Interests—11.4%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—		—	349	—	4,000
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	72,975	72,975	55,405
Total Equity Interests							72,975	59,405
Total Investments in Controlled, Affiliated Portfolio Companies							265,824	259,571
Total Investments—229.4%							1,167,262	1,192,613
Cash and Cash Equivalents—9.6%
BlackRock Federal FD Institutional 30							27,211	27,211
BNY Mellon Cash							22,841	22,853
Total Cash and Cash Equivalents							50,053	50,064
Total Investments and Cash Equivalents—239.0%							$1,217,314	$1,242,676
Liabilities in Excess of Other Assets—(139.0)%								(722,690)
Net Assets—100.0%								$519,986

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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2022, qualifying assets represent 80% of our total assets and non-qualifying assets represent 20% of our total assets.
(11)
Par amount is denominated in Australian Dollars (AUD) as denoted.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—174.6% (3), (4)
First Lien Secured Debt—155.8%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Restaurants and Leisure	9.50%		1M L+800	5,996	$5,910	$6,101
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%		3M L+600	4,988	4,917	4,913
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	7.00%		3M L+600	212	212	208
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/06/2026	Media	—		—	1,033	—	(15)
Altamira Technologies, LLC	07/24/2025	IT Services	8.00%		3M L+700	5,069	5,016	4,752
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	8.00%		3M L+700	575	575	539
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581	—	(99)
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	8,905	8,818	8,816
American Teleconferencing Services, Ltd.(7)	09/09/2021	Telecommunications	0.00%	(6)	—	7,986	7,915	1,278
American Teleconferencing Services, Ltd. (Revolver) (7)	12/08/2022	Telecommunications	0.00%	(6)	—	1,656	1,642	1,656
Any Hour Services	07/21/2027	Energy Equipment and Services	6.75%		3M L+575	6,500	6,373	6,370
Any Hour Services (7), (9)	07/21/2027	Energy Equipment and Services	—		—	3,824	—	(38)
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—		—	1,147	—	(23)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	6,272	6,216	6,209
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%		1M L+550	300	300	297
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%		1M L+525	6,897	6,802	6,828
Apex Service Partners, LLC Term Loan C (7),(9)	01/31/2022	Diversified Consumer Services	—		—	13,179	—	(16)
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Diversified Consumer Services	6.25%		1M L+525	473	473	465
Apex Service Partners, LLC (Revolver) (7), (9)	07/29/2024	Diversified Consumer Services	—		—	1,372	—	(24)
API Technologies Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	4.33%		1M L+425	5,865	5,841	5,689
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%		3M L+575	4,963	4,863	4,863
Applied Technical Services, LLC (7), (9)	06/29/2022	Commercial Services & Supplies	—		—	8,567	—	(75)
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	1,273	—	(25)
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%		3M L+625	22,681	22,627	22,681
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2022	High Tech Industries	—		—	3,063	—	—
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.50%		3M L+850	3,002	2,985	2,928
			(PIK 9.50%)
Cano Health, LLC	11/23/2027	Healthcare and Pharmaceuticals	5.25%		1M L+450	2,653	2,647	2,654
CF512, Inc.	08/20/2026	Media	7.00%		3M L+600	10,500	10,293	10,290
CF512, Inc. (7), (9)	08/20/2026	Media	—		—	2,864	—	(29)
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—		—	955	—	(19)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	5.50%		3M L+450	1,597	1,593	1,573
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	711	—	(21)
Compex Legal Services, Inc.	02/09/2026	Professional Services	6.75%		3M L+575	7,653	7,530	7,566
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	6.75%		3M L+575	984	984	973
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	422	—	(5)
Confluent Health, LLC	06/24/2026	Health Providers and Services	5.08%		1M L+500	3,910	3,879	3,910
Connatix Buyer, Inc.	07/13/2027	Media	6.25%		3M L+550	4,000	3,921	3,920
Connatix Buyer, Inc. (7), (9)	01/13/2023	Media	—		—	2,105	—	(21)
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	6.25%		3M L+550	123	123	121
Connatix Buyer, Inc. (Revolver) (7), (9)	07/13/2027	Media	—		—	1,111	—	(22)
CoolSys, Inc.	08/04/2028	Commercial Services & Supplies	5.50%		3M L+475	1,909	1,890	1,914
CoolSys, Inc. (7), (9)	08/04/2028	Commercial Services & Supplies	—		—	848	—	2
Crane 1 Services, Inc. (7), (9)	08/16/2023	Commercial Services & Supplies	—		—	897	—	(2)
Crane 1 Services, Inc. (Revolver) (7), (9)	08/16/2027	Commercial Services & Supplies	—		—	336	—	(3)
Crash Champions, LLC	08/05/2025	Automobiles	5.85%		3M L+500	13,078	12,889	12,817
Crash Champions, LLC (7)(9)	05/14/2022	Automobiles	—		—	12,912	—	(129)
Digital Room Holdings, Inc.	05/22/2026	Media: Advertising, Printing and Publishing	5.08%		1M L+500	6,547	6,468	6,462
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	6,545	6,514	6,545
Douglas Products and Packaging Company LLC (Revolver)	10/19/2022	Chemicals, Plastics and Rubber	8.00%		P+475	2,927	2,927	2,927
Douglas Products and Packaging Company LLC (Revolver) (9)	10/19/2022	Chemicals, Plastics and Rubber	—		—	1,464	—	—
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%		3M L+575	3,961	3,942	3,961
Dr. Squatch, LLC	08/27/2026	Personal Products	7.00%		3M L+600	9,485	9,297	9,296
Dr. Squatch, LLC (Revolver) (7)	08/27/2026	Personal Products	7.00%		3M L+600	2,459	2,459	2,410
Dr. Squatch, LLC (Revolver) (7), (9)	08/27/2026	Personal Products	—		—	894	—	(18)
DRS Holdings III, Inc.	11/03/2025	Personal Products	7.25%		3M L+625	17,671	17,515	17,547
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426	—	(10)
East Valley Tourist Development Authority	03/07/2022	Hotel, Gaming and Leisure	9.00%		3M L+800	13,217	13,191	13,019
			(PIK 3.50%)
ECL Entertainment, LLC	03/31/2028	Hotels, Restaurants and Leisure	8.25%		1M L+750	5,256	5,205	5,374
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	914	—	(5)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%		1M L+500	6,951	6,951	6,951
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2022	Media: Diversified and Production	7.75%		3M L+675	7,189	7,180	7,153
Findex Group Limited (5)(10)(11)	05/31/2024	Diversified Financial Services	5.07%		3M L+500	AUD 10,000	7,323	7,151
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%		1M L+625	17,413	17,082	17,064
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	IT Services	7.25%		1M L+625	933	933	915
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—		—	2,800	—	(56)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%		3M L+600	3,483	3,435	3,465
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—		—	1,071	—	(5)
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—		—	865	—	(20)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%		3M L+500	3,474	3,397	3,439
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—		—	1,500	—	(15)
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—		—	750	—	(8)
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%		3M L+600	2,983	2,941	2,968
HW Holdco, LLC	12/10/2024	Media	5.50%		1M L+450	7,341	7,296	7,267
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	5.50%		1M L+450	523	523	517
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—		—	929	—	(9)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	6.75%		3M L+600	4,518	4,428	4,428
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—		—	477	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2021

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+600	13,144	$12,904	$12,881
IMIA Holdings, Inc. (Revolver) (7), (9)	04/09/2027	Aerospace and Defense	—	—	2,343	—	(47)
Innova Medical Ophthalmics Inc. (5), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	3,253	3,234	3,253
Innova Medical Ophthalmics Inc. (Revolver) (5), (7), (10)	04/13/2023	Capital Equipment	7.25%	3M L+625	534	534	534
Integrative Nutrition, LLC	09/29/2023	Consumer Services	5.50%	3M L+450	16,167	16,095	16,167
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	6.25%	3M L+550	3,170	3,147	3,154
Integrity Marketing Acquisition, LLC (7), (9)	07/09/2023	Insurance	—	—	18,822	—	47
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	643	643	626
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	786	—	(21)
Lash OpCo, LLC	02/18/2027	Personal Products	8.00%	1M L+700	31,662	30,960	31,029
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	8.00%	1M L+700	307	307	301
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	1,613	—	(32)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	1M L+750	9,487	9,453	8,892
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	8.50%	1M L+750	1,691	1,691	1,585
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	6.75%	1M L+575	29,607	29,160	29,607
Lightspeed Buyer Inc. (Revolver) (7), (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	—
Lombart Brothers, Inc.	04/13/2023	Capital Equipment	7.25%	3M L+625	14,285	14,208	14,285
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Capital Equipment	7.25%	3M L+625	516	516	516
Lucky Bucks, LLC	07/20/2027	Hotels, Restaurants and Leisure	6.25%	3M L+550	4,500	4,411	4,424
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	3,891	3,721	3,502
Magenta Buyer, LLC	07/31/2028	Software	5.75%	3M L+500	10,000	9,901	9,997
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	3M L+550	6,113	5,998	6,052
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	1,624	—	(16)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157	—	(23)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	25,250	25,029	24,997
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—	4,482	—	(45)
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	1M L+500	606	604	606
Mission Critical Electronics, Inc. (Revolver) (7)	09/28/2022	Capital Equipment	6.00%	1M L+500	468	468	468
Mission Critical Electronics, Inc. (Revolver) (7), (9)	09/28/2022	Capital Equipment	—	—	857	—	—
Municipal Emergency Services, Inc. (7)	09/28/2027	Distributors	6.00%	3M L+500	3,500	3,430	3,430
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	947	—	—
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	947	—	—
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(34)
OIS Management Services, LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%	3M L+475	3,195	3,156	3,147
OIS Management Services, LLC (7), (9)	07/09/2023	Healthcare Equipment and Supplies	—	—	1,911	—	(14)
OIS Management Services, LLC (Revolver) (7), (9)	07/09/2026	Healthcare Equipment and Supplies	—	—	444	—	(7)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	3M L+625	8,952	8,779	8,795
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	6.25%	3M L+525	7,268	7,124	7,123
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	—
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	4,900	4,448	4,459
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	1M L+600	22,636	22,296	22,184
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	7.00%	1M L+600	903	903	885
Ox Two, LLC (Revolver) (7), (9)	05/18/2026	Construction and Building	—	—	2,484	—	(50)
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	644	642	644
PlayPower, Inc.	05/08/2026	Leisure Products	5.70%	1M L+550	5,074	5,037	4,981
PRA Events, Inc.	08/07/2025	Business Services	11.50%	1M L+1,050	3,158	2,724	2,985
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	7.25%	1M L+625	8,716	8,583	8,542
Quantic Electronics, LLC (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	2,810	—	(28)
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	670	—	(13)
Questex, LLC	09/09/2024	Media: Diversified and Production	6.00%	3M L+500	7,275	7,195	6,839
Questex, LLC (Revolver)	09/09/2024	Media: Diversified and Production	6.00%	3M L+500	718	718	675
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	479	—	(29)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	6.75%	3M L+575	1,050	1,050	1,050
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	525	—	—
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	1,493	1,466	1,478
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(13)
Research Horizons, LLC	06/28/2022	Media: Advertising, Printing and Publishing	7.25%	3M L+625	6,719	6,694	6,652
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	17,322	17,099	17,102
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	6.00%	3M L+450	8,115	8,039	8,015
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	909	—	(11)
Riverside Assessments, LLC	03/10/2025	Professional Services	6.75%	3M L+575	16,174	15,950	15,769
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	7,906	7,796	7,708
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	(32)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	3,694	3,656	3,694
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%	1M L+550	528	528	528
Sargent & Greenleaf Inc. (Revolver) (7),(9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	528	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	8.00%	1M L+700	13,377	13,275	12,775
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	8.00%	1M L+700	1,181	1,181	1,128
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	691	—	(31)
Sigma Defense Systems, LLC	12/18/2025	IT Services	9.75%	3M L+875	805	787	791
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	837	—	(15)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	8.50%	1M L+750	11,700	11,598	11,583
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Commercial Services & Supplies	8.50%	1M L+750	419	419	415
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,328	—	(13)
Signature Systems Holding Company - Term Loan II	12/31/2021	Commercial Services & Supplies	8.50%	1M L+750	699	695	692

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2021

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.27%	1M L+450	1,962	$1,962	$1,942
Smile Brands Inc. (Revolver) (7), (9)	10/14/2024	Healthcare and Pharmaceuticals	—	—	1,616	—	(16)
Snak Club, LLC (Revolver) (7)	07/19/2021	Beverage, Food and Tobacco	7.00%	3M L+600	67	67	67
Snak Club, LLC (Revolver) (7), (9)	07/19/2021	Beverage, Food and Tobacco	—	—	428	—	—
Solutionreach, Inc.	01/17/2024	Healthcare Technology	6.75%	3M L+575	5,989	5,928	5,989
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	1,665	—	—
Spear Education, LLC	02/26/2025	Professional Services	6.00%	3M L+500	14,898	14,752	14,898
Spear Education, LLC (7), (9)	02/26/2022	Professional Services	—	—	6,875	—	—
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,988	4,871	5,415
STV Group Incorporated	12/11/2026	Construction & Engineering	5.33%	1M L+525	4,752	4,712	4,728
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	531	521	531
TAC LifePort Purchaser, LLC (Revolver) (7), (9)	03/01/2026	Aerospace and Defense	—	—	1,302	—	(0)
TeleGuam Holdings, LLC	11/20/2025	Wireless Telecommunication Services	5.50%	1M L+450	3,127	3,103	3,096
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.25%	1M L+525	5,853	5,754	5,821
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.00%	3M L+600	4,968	4,900	4,919
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	4,844	4,750	4,814
The Bluebird Group LLC (Revolver) (7), (9)	07/27/2026	Professional Services	—	—	862	—	(5)
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	15,725	15,633	15,725
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—	—	2,734	—	(24)
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	911	—	(17)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.25%	3M L+525	4,913	4,876	4,765
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	6.75%	1M L+575	24,987	24,663	24,987
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—	—	1,304	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636	6,524	6,636
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	6.25%	1M L+550	12,036	11,861	12,036
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,040	—	—
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	3M L+450	18,112	18,015	18,022
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	5.50%	3M L+450	1,467	1,467	1,459
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	1,467	—	(7)
Urology Management Associates, LLC	08/30/2024	Healthcare Providers and Services	5.50%	3M L+450	4,776	4,721	4,752
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,249	14,045	14,035
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,438	12,147	11,971
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	3,057	3,039	3,042
Wildcat Buyerco, Inc. (7), (9)	02/27/2022	Electronic Equipment, Instruments, and Components	—	—	2,491	—	16
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	534	—	(7)
Total First Lien Secured Debt						772,799	764,584
Second Lien Secured Debt—0.7%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	15.00%	—	864	864	864
					-	-	-
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC (7)	11/30/2024	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	2,343	2,331	2,343
			(PIK 11.00%)
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150	147	147
Total Second Lien Secured Debt						3,343	3,355
Preferred Equity— 1.3% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	6,720	672	672
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	1,458	22	—
(PT Network, LLC) (7), (8)
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835	872
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	960	1,232
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	926
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	133
PT Network Intermediate Holdings, LLC (7),(8)	—	Healthcare and Pharmaceuticals	11.00%	3M L+1,000	33	429	536
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323	1,628
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409	490
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	37	37
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						7,016	6,525
Common Equity/Warrants— 16.8% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	75	137
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,192
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,438	378
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	2,100	12,799
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	7,401	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	475
(PRA Events, Inc.) (7), (8)
CI (PTN) Investment Holdings II, LLC	—	Healthcare and Pharmaceuticals	—	—	13,333	200	—
(PT Network, LLC) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	423
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	120
Crash Champions Holdings, LLC (7),(8)	—	Automobiles	—	—	75	678	764

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2021

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	502,435	$502	$430
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	502,435	—	(73)
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	72	997
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	288
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	4,951	495	504
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	6,051	—	—
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	144	2,217
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	5,944
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	437	437	440
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,285
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	17,951	2,930	3,404
GCOM InvestCo LP (7), (8), (9)	—	IT Services	—	—	2,398	—	—
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	406
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450	613
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	1,950
(Integrative Nutrition, LLC) (7), (8)
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,040	496	552
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	110	7,569
JWC/UMA Holdings, L.P. (Urology Management Associates, LLC) (7)	—	Healthcare and Pharmaceuticals	—	—	1,000	1,000	1,667
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,381,741	—	4,795
(Walker Edison Furniture Company LLC) (7), (8)
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	382
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	621
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	674
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	341
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	960	—	224
MSpark, LLC (Mailsouth Inc.)	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,288	859
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	802,162	802	802
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,452	1,767
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	855
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,729	2,870
Oral Surgery (ITC) Holdings, LLC (OIS Management Services, LLC) (7),(8)	—	Healthcare Equipment and Supplies	—	—	3,872	83	83
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	15
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	15,321,693	15,322	15,574
PT Network Intermediate Holdings, LLC (7),(8)	—	Healthcare and Pharmaceuticals			25	295	2,485
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	700	66	365
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	21
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,253
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646	492
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	—
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500	630
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,178
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	162
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	488,372	488	545
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	22	62
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	1
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	400	405
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	398
Total Common Equity/Warrants						41,384	82,342
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						824,542	856,806
Investments in Non-Controlled, Affiliated Portfolio Companies—1.5% (3), (4)
Second Lien Secured Debt—1.1%
DBI Holdings, LLC, Term Loan B	02/02/2026	Business Services	11.00%	—	3,405	3,405	3,405
			(PIK 3.00%)
DBI Holding, LLC - 1.5 Lien Term Loan (7)	05/01/2023	Business Services	14.00%	—	2,190	2,190	2,190
			(PIK 14.00%)
Total Second Lien Secured Debt						5,594	5,594
Preferred Equity— 0.4% (6)
DBI Intermediate HoldCo LLC, Series A-1 (8)	—	Business Services	14.00%	—	9,488	7,041	-
DBI Intermediate HoldCo LLC, Series AA (8)	—	Business Services	—	—	9,800	9,414	1,839
Total Preferred Equity						16,455	1,839
Common Equity— 0.0% (6)
DBI Intermediate HoldCo LLC, Series B (8)	—	Business Services	—	—	1,489,508	331	—
Total Common Equity						331	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						22,380	7,433

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2021

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Controlled, Affiliated Portfolio Companies—44.3% (3), (4)
First Lien Secured Debt—34.6%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	3,417	$3,417	$3,417
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—		—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	0.00%	(6)	—	25,542	19,047	25,542
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.13%		3M L+800	140,875	140,875	140,875
Total First Lien Secured Debt							163,339	169,834
Equity Interests—9.7%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—		—	349	—	2,690
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	60,375	60,375	44,856
Total Equity Interests							60,375	47,546
Total Investments in Controlled, Affiliated Portfolio Companies							223,714	217,380
Total Investments—220.5%							1,070,636	1,081,619
Cash and Cash Equivalents—10.2%
BlackRock Federal FD Institutional 30							7,433	7,433
BNY Mellon Cash							42,392	42,392
Total Cash and Cash Equivalents							49,826	49,826
Total Investments and Cash Equivalents—230.6%							$1,120,462	$1,131,445
Liabilities in Excess of Other Assets—(130.6)%								(640,834)
Net Assets—100.0%								$490,611

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

March 31, 2022

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

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of March 31, 2022, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

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

During the six months ended March 31, 2022, we issued 2,328,838 shares of our Common Stock under the ATM Program at a weighted-average price of $13.10 per share, raising $30.5 million of gross proceeds. Net proceeds were $30.1 million after commissions to the Sales Agents on shares sold. As of March 31, 2022, we had $43.1 million available under the ATM Program.

Since inception of the ATM Program through March 31, 2022, we have issued 2,437,492 shares of our Common Stock at a weighted-average price of $13.09, raising $31.9 million of gross proceeds. Net proceeds were $31.4 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the ATM Program.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2022, we had two portfolio companies on non-accrual, representing 2.5% and 2.3% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2021, we had two portfolio companies on non-accrual, representing 2.7% and 2.6% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three and six months ended March 31, 2022 and 2021, we recorded a provision for taxes on net investment income of $0.1 million and $0.2 million, respectively, pertaining to federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. There were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

PFLT Investment Holdings, LLC, a wholly-owned subsidiary of the Company (the “Taxable Subsidiary”), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $3.8 million and $5.3 million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2021, the Company recognized a provision for taxes of zero on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2022 and September 30, 2021, $5.3 million and zero, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments. During the three and six months ended March 31, 2022, the Company paid $1.2 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in a $1.2 million prepaid tax asset as of March 31, 2022 included under prepaid expenses and other assets in the consolidated statement of assets and liabilities.

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

March 31, 2022

(Unaudited)

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

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2022, the Investment Adviser earned a base management fee of $2.9 million and $5.8 million respectively, from us. For the three and six months ended March 31, 2021, the Investment Adviser earned a base management fee of $2.6 million and $5.3 million, respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2022, the Investment Adviser earned $2.7 million and $5.9 million, respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2021, the Investment Adviser earned $1.3 million and $3.1 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2022 and 2021, was zero.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2022, we reimbursed the Investment Adviser approximately $0.4 million and $0.9 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2021, we reimbursed the Investment Adviser approximately $0.5 million and $0.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2022 and 2021.

For the three and six months ended March 31, 2022, we sold $57.7 million and $180.4 in investments to PSSL at fair value, respectively, and recognized $(0.2) million and $(0.5) million of net realized losses, respectively, for the same period. For both the three and six months ended March 31, 2021, we sold $125.2 million in investments to PSSL at fair value and recognized $0.3 million of net realized gains.

For the six months ended March 31, 2022, we sold no investments to PTSF.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2022 totaled $113.7 million and $449.2 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, for the three and six months ended March 31, 2021 totaled $160.8 million and $229.3 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2022 totaled $103.9 million and $342.2 million, respectively. For the same periods in the prior year, sales and repayments of investments for the three and six months ended March 31, 2021 totaled $172.1 million and $281.7 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	March 31, 2022		September 30, 2021
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$863,986	$861,657	$795,264	$793,543
First lien in PSSL	170,275	170,275	140,875	140,875
Second lien	1,079	1,035	8,937	8,949
Equity	58,946	104,240	65,186	93,396
Equity interests in PSSL	72,975	55,405	60,375	44,856
Total investments	1,167,262	1,192,613	1,070,636	1,081,619
Cash and cash equivalents	50,053	50,064	49,826	49,826
Total investments and cash and cash equivalents	$1,217,315	$1,242,676	$1,120,462	$1,131,445

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2022 (1)	September 30, 2021 (1)
Professional Services	8%	8%
Media	7	9
Personal Products	7	7
High Tech Industries	6	4
IT Services	6	5
Aerospace and Defense	5	4
Capital Equipment	5	6
Commercial Services & Supplies	5	5
Media: Diversified and Production	5	5
Automobiles	4	2
Business Services	3	4
Construction and Building	3	3
Diversified Consumer Services	3	2
Electronic Equipment, Instruments, and Components	3	3
Healthcare Technology	3	4
Consumer Services	2	2
Diversified Financial Services	2	2
Healthcare Equipment and Supplies	2	2
Insurance	2	1
Media: Broadcasting and Subscription	2	2
Air Freight and Logistics	1	—
Banking, Finance, Insurance & Real Estate	1	1
Building Products	1	1
Chemicals, Plastics and Rubber	1	2
Construction & Engineering	1	1
Consumer Finance	1	—
Energy Equipment and Services	1	1
Financial Services	1	2
Food Products	1	—
Healthcare and Pharmaceuticals	1	—
Healthcare Providers and Services	1	1
Hotels, Restaurants and Leisure	1	2
Leisure Products	1	—
Software	1	—
Textiles, Apparel and Luxury Goods	1	—
Wholesale	1	2
Healthcare and Pharmaceuticals	—	—
Hotel, Gaming and Leisure	—	1
Media: Advertising, Printing and Publishing	—	2
All Other	1	4
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Find I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2022 and September 30, 2021, PSSL had total assets of $729.0 million and $603.6 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $56.9 and $8.1million, respectively. As of March 31, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.2 million and the five largest investments totaled $86.2 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSSL was $18.9 million and the five largest investments totaled $83.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2022 and September 30, 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $170.3 million (additional $39.8 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $73.0 million (additional $17.1 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

March 31, 2022

(Unaudited)

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2022	September 30, 2021
Total investments	$704,958	$564,783
Weighted average cost yield on income producing investments	7.3%	7.1%
Number of portfolio companies in PSSL	87	74
Largest portfolio company investment	$19,157	$18,933
Total of five largest portfolio company investments	$86,192	$84,287

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

Below is a listing of PSSL’s individual investments as of March 31, 2022 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,107.9%
Ad.net Acquisition, LLC	5/6/2026	Media	7.00%	3M L+600	8,933	$8,820	$8,933
Altamira Technologies, LLC	7/24/2025	Business Services	9.00%	3M L+800	5,375	5,244	5,160
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	4,913	4,867	4,913
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.25%	3M L+525	1,015	1,015	1,015
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	6.50%	1M L+550	2,212	2,212	2,212
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	1.12%	3M L+525	4,153	4,082	4,153
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.76%	3M L+575	4,489	4,405	4,433
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	6.00%	SOFR + 5.00%	13,137	12,944	12,940
Broder Bros., Co.	12/2/2022	Consumer Products	8.00%	3M L+700	2,585	2,585	2,585
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	7.25%	1M L+625	15,236	15,169	15,083
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%	3M L+850	12,379	12,339	12,280
CF512, Inc.	8/20/2026	Media	7.00%	3M L+600	4,975	4,882	4,925
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	5.51%	3M L+450	5,586	5,503	5,586
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	8.00%	3M L+675	9,353	9,318	9,073
Connatix Buyer, Inc.	7/13/2027	Media	6.25%	1M L+550	3,980	3,908	4,000
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	6.75%	3M L+575	2,121	2,092	2,100
Crash Champions, LLC	8/5/2025	Automobiles	6.00%	3M L+500	14,918	14,644	14,545
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	1M L+575	8,701	8,674	8,701
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	1M L+575	7,285	7,262	7,285
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%	1M L+600	14,950	14,671	14,950
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	6.75%	3M L+575	15,596	15,511	15,519
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	6.50%	1M L+550	10,342	10,182	10,166
ECL Entertainment, LLC	3/31/2028	Hotels, Restaurants and Leisure	8.25%	3M L+750	2,634	2,609	2,645
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.75%	3M L+475	4,994	4,994	4,894
Exigo Intermediate II, LLC	3/15/2027	Software	6.75%	3M L+575	13,000	12,809	12,805
Fairbanks More Defense	6/17/2028	Aerospace and Defense	5.50%	3M L+475	9,950	9,908	9,805
FlexPrint, LLC	1/2/2024	Commercial Services & Supplies	6.14%	1M L+594	4,770	4,740	4,770
Gantech Acquisition Corp.	5/14/2026	IT Services	5.87%	3M L+625	14,788	14,556	14,640
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	7.00%	3M L+600	3,948	3,929	3,908
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	6.75%	3M L+575	2,381	2,327	2,315
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	2,469	2,418	2,469
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.01%	1M L+600	4,988	4,893	4,888
HW Holdco, LLC	12/10/2024	Media	6.00%	3M L+500	3,067	3,012	3,006
IDC Infusion Services, Inc	12/30/2026	Healthcre Equipment and supplies	7.00%	6M L+600	10,000	9,807	9,800
Imagine Acquisitionco, LLC	11/15/2027	Software	6.50%	3M L+550	5,391	5,283	5,283
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	6.50%	1M L+550	4,683	4,582	4,566
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	5.50%	3M L+450	11,492	11,463	11,492
ITI Holdings, Inc	3/3/2028	IT Services	6.25%	SOFR + 5.50%	4,000	3,931	3,930
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.00%	1M L+800	19,350	19,146	19,157
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.00%	3M L+600	8,445	8,286	8,360
Lash OpCo, LLC	2/18/2027	Personal Products	8.00%	1M L+700	14,428	14,119	14,428
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.51%	3M L+600	10,547	10,501	10,305
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	6.75%	3M L+575	10,657	10,449	10,550
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	6.25%	3M L+550	4,444	4,362	4,344
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	6.25%	3M L+525	637	637	637
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production		—	589	-	-
Marketplace Events, LLC (3), (4)	9/30/2026	Media: Diversified and Production	0.00%	—	4,764	3,441	4,764
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%	1M L+550	9,950	9,819	9,875
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	5.18%	1M L+550	7,444	7,325	7,369
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	6.50%	1M L+550	2,408	2,361	2,360
MeritDirect, LLC	5/23/2024	Media: Advertising, Printing & Publishing	6.50%	3M L+550	5,426	5,327	5,426
Mission Critical Electronics, Inc.	9/28/2022	Capital Equipment	6.00%	3M L+500	5,859	5,854	5,859
Municipal Emergency Services, Inc.	9/28/2027	Distributors	6.00%	3M L+500	3,483	3,418	3,368
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	6.50%	3M L+550	10,875	10,677	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.50%	3M L+650	14,513	14,456	14,367
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	5.75%	1M L+475	1,985	1,959	1,965
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	7.25%	3M L+625	14,845	14,576	14,696
Output Services Group, Inc.	3/27/2024	Business Services	5.50%	3M L+450	7,683	7,760	6,761
Owl Acquisition, LLC	2/4/2028	Professional Services	6.75%	3M L+575	4,000	3,922	3,900
Ox Two, LLC	5/18/2026	Construction and Building	8.00%	3M L+700	4,950	4,884	4,851
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	5.51%	3M L+500	9,643	9,348	8,871
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	7.50%	3M L+650	8,279	8,144	8,134
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	1M L+575	1,570	1,565	1,570
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	5.72%	3M L+550	2,594	2,508	2,447
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	3M L+625	3,942	3,863	3,863
Recteq, LLC	1/29/2026	Leisure Products	7.00%	3M L+600	4,950	4,871	4,876
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	6.50%	1M L+550	10,624	10,549	10,414
Sales Benchmark Index LLC	1/3/2025	Professional Services	7.75%	3M L+600	5,311	5,243	5,311
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	3M L+550	5,448	5,401	5,448
Schlesinger Global, Inc.	7/14/2025	Business Services	8.00%	3M L+600	11,809	11,896	11,691
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	9.50%	3M L+850	14,905	14,561	14,682

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	5.25%	3M L+475	12,507	$12,370	$12,163
Snak Club, LLC	7/19/2022	Beverage, Food and Tobacco	7.00%	1M L+600	4,301	4,291	4,301
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	6.75%	1M L+575	5,859	5,829	5,601
SpendmendHoldings, LLC	3/1/2028	Healthcare Technology	6.75%	3M L+575	2,971	2,928	2,923
STV Group Incorporated	12/11/2026	Construction and Building	5.61%	1M L+525	9,075	9,006	8,803
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	7.00%	3M L+600	14,963	14,675	14,469
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%	3M L+600	4,630	4,555	4,630
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,279	10,258	10,177
Teneo Holdings LLC	7/18/2025	Business Services	6.25%	1M L+525	2,298	2,295	2,270
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.00%	3M L+600	5,688	5,616	5,631
The Bluebird Group LLC	7/27/2026	Professional Services	7.50%	3M L+650	1,724	1,693	1,758
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	13,208	13,202	13,208
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	6.50%	1M L+550	5,606	5,500	5,533
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,789	8,629	8,525
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	7.00%	1M L+600	15,028	14,924	14,727
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	7.25%	3M L+625	6,291	6,262	6,291
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	6.25%	3M L+550	15,628	15,489	15,238
UBEO, LLC	4/3/2024	Capital Equipment	5.50%	3M L+450	17,481	17,375	17,131
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	9.75%	3M L+575	12,555	12,284	12,367
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	6.75%	3M L+575	5,678	5,632	5,678
Zips Car Wash, LLC	3/1/2024	Automobiles	7.75%	3M L+725	17,000	16,707	16,830

Total First Lien Secured Debt						702,338	701,494
Second Lien Secured Debt - 4.6%
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000	2,955	2,925
Total Second Lien Secured Debt						2,955	2,925
Equity Securities - 2.6%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	539
Total Equity Securities						-	539
Total Investments - 1,113.3%						705,293	704,958
Cash and Cash Equivalents - 32.2%
BlackRock Federal FD Institutional 30						20,373	20,383
Total Cash and Cash Equivalents						20,373	20,383
Total Investments and Cash Equivalents —1,145.5%						$725,666	$725,341
Liabilities in Excess of Other Assets — (1,045.5)%							(662,021)
Members' Equity—100.0%							$63,320

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2021 (Par and $ in thousands)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,088.%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%	3M L+600	8,978	$8,852	$8,843
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%	3M L+700	5,525	5,376	5,180
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	5,721	5,653	5,663
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	1,021	1,021	1,010
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%	1M L+550	2,222	2,222	2,200
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	4,174	4,103	4,132
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%	3M L+575	4,511	4,419	4,421
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	1M L+625	12,880	12,869	12,880
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%	3M L+850	12,282	12,231	11,981
			P(IK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%	3M L+450	2,653	2,647	2,654
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%	3M L+450	5,615	5,519	5,530
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%	1M L+675	9,501	9,454	9,216
			P(IK 1.00%)
Connatix Buyer, Inc	07/13/2027	Media	6.25%	1M L+550	4,000	3,922	3,920
CoolSys, Inc	08/04/2028	Business Services	5.50%	1M L+475	1,909	1,890	1,914
Crane 1 Services Inc	08/16/2027	Commercial Services & Supplies	6.75%	1M L+575	2,132	2,100	2,110
Crash Champions, LLC	08/05/2025	Automobiles	6.00%	3M L+500	8,978	8,802	8,798
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.08%	1M L+500	3,228	3,111	3,186
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	8,746	8,695	8,746
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	7,323	7,278	7,323
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%	3M L+600	10,000	9,803	9,800
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%	1M L+625	15,676	15,584	15,566
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%	3M L+800	5,719	5,624	5,633
			P(IK 3.50%)
ECL Entertainment, LLC	03/312028	Hotels, Restaurants and Leisure	8.25%	1M L+750	2,647	2,621	2,707
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	4,994	4,994	4,894
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	10,000	9,955	10,000
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.02%	1M L+590	4,770	4,732	4,746
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%	3M L+625	14,925	14,648	14,627
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%	3M L+600	3,968	3,948	3,948
Graffiti Buyer, Inc	08/10/2027	Trding Companies & Distributors	6.75%	3M L+575	2,393	2,346	2,357
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	2,481	2,425	2,456
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	6,474	6,407	6,441
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+575	13,589	13,338	13,317
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%	3M L+450	11,567	11,528	11,567
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	19,450	19,193	18,933
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	3M L+750	10,491	10,435	9,833
			P(IK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.75%	1M L+575	5,707	5,606	5,707
Lucky Bucks, LLC	07/20/2027	Hotel, Gaming and Leisure	6.25%	1M L+550	4,500	4,411	4,424
Marketplace Events, LLC (3)(4)	09/30/2025	Media: Diversified and Production	6.25%	3M L+525	617	617	617
Super Priority First Lien Term Loan			P(IK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(4)	09/30/2025	Media: Diversified and Production	—	—	589	—	—
Marketplace Events LLC (4)	09/30/2026	Media: Diversified and Production	0.00%	—	4,615	3,441	4,615
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	1M L+550	10,000	9,813	9,900
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%	3M L+575	7,481	7,338	7,332
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%	3M L+550	5,532	5,412	5,477
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	3M L+500	5,890	5,877	5,890
NBH Group LLC	08/19/2026	Healthcare, Education & Culture	6.50%	3M L+550	10,902	10,687	10,684
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%	1M L+550	14,550	14,481	13,895
OIS Management Services LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%	1M L+475	1,995	1,966	1,965
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	1M L+625	14,920	14,631	14,659
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	7,743	7,733	7,047
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	3M L+600	4,975	4,901	4,876
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.12%	1M L+500	9,693	9,514	9,467
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	1,578	1,568	1,578
PlayPower, Inc.	05/8/2026	Consumer Goods: Durable	5.63%	3M L+550	3,805	3,720	3,736
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	4,975	4,888	4,925
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%	3M L+550	10,680	10,592	10,544
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	5,578	5,496	5,439
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	1M L+550	5,550	5,493	5,550
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	11,785	11,760	11,254
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.32%	3M L+450	12,576	12,459	12,451
Snak Club, LLC	07/19/2022	Beverage, Food and Tobacco	7.00%	1M L+600	4,388	4,362	4,388
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%	1M L+575	5,892	5,854	5,892

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,389	4,506	4,765
STV Group Incorporated	12/11/2026	Construction and Building	5.33%	1M L+525	9,075	9,004	9,030
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	4,950	4,860	4,948
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,337	10,313	10,234
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525	2,309	2,306	2,297
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.77%	3M L+550	5,713	5,634	5,656
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	1,744	1,710	1,733
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	6M L+575	13,383	13,376	13,383
The Vertex Companies, LLC	08/30/2027	Construction and Engineering	6.50%	6M L+550	5,634	5,523	5,529
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,834	8,655	8,569
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%	1M L+575	8,558	8,593	8,558
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636	6,599	6,636
Tyto Athene, LLC	08/27/2024	IT Services	6.25%	1M L+550	11,443	11,334	11,443
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	1M L+450	17,571	17,457	17,483
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	5.50%	1M L+450	11,030	10,849	10,975
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,438	12,142	11,971
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	5,706	5,656	5,678
Total First Lien Secured Debt						558,880	557,732
Second Lien Secured Debt - 10.5%
DBI Intermediate Holdco, LLC, Term Loan B (4)	02/02/2026	Business Services	11.00%	—	2,434	2,434	2,434
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000	2,947	2,940
Total Second Lien Secured Debt						5,381	5,374
Equity Securities - 3.3%
DBI Intermediate Holdco, LLC, Series A-1 (4)	—	Business Services	13.00%	—	7	5,034	—
DBI Intermediate Holdco, LLC, Series AA (4)	—	Business Services	—	—	7	6,731	1,314.7
DBI Intermediate Holdco, LLC, Series B (4)	—	Business Services	—	—	1,065	237	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	0	—	362.2
Total Equity Securities						12,002	1,677
Total Investments - 1101.7%						576,263	564,783
Cash and Cash Equivalents - 55.3%
BlackRock Federal FD Institutional 30						28,191	28,191
US Bank Cash						196	183
Total Cash and Cash Equivalents						28,387	28,374
Total Investments and Cash Equivalents —1,157.1%						$604,650	$593,157
Liabilities in Excess of Other Assets — (1057.1)%							(541,893)
Members' Equity—100.0%							$51,264

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
(4)
Non-income producing security

Below is the financial information for PSSL:

Consolidated Statements of Assets and Liabilities
($ In thousands)
	March 31, 2022
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$705,293 and $576,263, respectively)	$704,958	$564,783
Cash and cash equivalents (cost—$20,373 and $28,387, respectively)	20,383	28,374
Interest receivable	2,014	1,414
Receivable for investment sold	—	7,323
Prepaid expenses and other assets	1,675	1,666
Total assets	729,030	603,559
Liabilities
Payable for investments purchased	38,542	31,963
Credit facility payable	184,500	112,000
2032 Asset-backed debt, net (par—$246,000)	243,061	242,757
Notes payable to members	194,600	161,000
Interest payable on Credit Facility	1,881	1,741
Interest payable on notes to members	2,889	2,656
Accrued other expenses	236	178
Total liabilities	665,710	552,295
Members' equity	63,320	51,264
Total liabilities and members' equity	$729,030	$603,559

(1)
As of March 31, 2022 and September 30, 2021, PSSL had unfunded commitments to fund investments of $0.6 and $0.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

Consolidated Statements of Operations
(Unaudited)
($ In thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Investment income:
Interest	$11,981	$8,305	$22,932	$15,053
Other income	149	96	1,020	251
Total investment income	12,130	8,401	23,951	15,304
Expenses:
Interest and expense on credit facility and asset-backed debt	3,673	2,533	6,847	3,949
Interest expense on notes to members	3,640	2,956	7,195	6,010
Administrative services expenses	300	300	600	600
Other general and administrative expenses	289	195	578	391
Total expenses	7,902	5,984	15,219	10,950
Net investment income	4,227	2,416	8,732	4,354
Realized and unrealized (loss) gain on investments and credit facility foreign currency translation currency translations:
Net realized loss on investments	(14,584)	(484)	(14,932)	(1,276)
Net change in unrealized (depreciation) appreciation on:
Investments	14,760	3,480	11,556	7,664
Credit facility foreign currency translation	—	171	—	(489)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	14,760	3,651	11,556	7,175
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	176	3,167	(3,376)	5,900
Net increase in members' equity resulting from operations	$4,403	$5,582	$5,356	$10,254

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

March 31, 2022

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at March 31, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$122,979	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	907,578	Market Comparable	Market Yield	6.3% - 14.4% (8.6%)
Second lien	150	Market Comparable	Market Yield	12.3%
First lien	1,375	Enterprise Market Value	EBITDA multiple	9.0x
Second lien	885	Enterprise Market Value	EBITDA multiple	5.9x
Equity	89,036	Enterprise Market Value	EBITDA multiple	3.9x - 23.3x (12.6x)
Equity	3,854	Enterprise Market Value	DLOM	16.6%
Total Level 3 investments	$1,125,858
Debt Category
Long-Term Credit Facility	$249,910	Market Comparable	Market Yield	2.3%

Asset Category	Fair value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$177,480	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	754,004	Market Comparable	Market Yield	5.6% – 13.0% (7.5%)
Second lien	8,085	Market Comparable	Market Yield	11.0% – 14.0% (11.8%)
First lien	2,934	Enterprise Market Value	EBITDA multiple	1.8x
Second lien	864	Enterprise Market Value	EBITDA multiple	5.4x
Equity	70,253	Enterprise Market Value	EBITDA multiple	4.7x – 18.5x (11.5x)
Equity	7,569	Enterprise Market Value	DLOM	9.3%
Total Level 3 investments	$1,021,189
Debt Category
Long-Term Credit Facility	$218,852	Market Comparable	Market Yield	2.1%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility or Prior Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at March 31, 2022
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,031,932	$—	$—	$1,031,932	$—
Second lien	1,035	—	—	1,035	—
Equity	159,646	—	—	92,891	66,755
Total investments	1,192,613	—	—	1,125,858	66,755
Cash and cash equivalents	50,064	50,064	—	—	—
Total investments and cash and cash equivalents	$1,242,676	$50,064	$—	$1,125,858	$66,755
Credit Facility payable	$249,910	$—	$—	$249,910	$—
2023 Notes payable	88,275	88,275	—	—	—
2026 Notes payable (2)	181,888	—	181,888	—	—
2031 Asset-Backed Debt(2)	225,813	—	—	225,813	—
Total debt	$745,886	$88,275	$181,888	$475,722	$—

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

	Fair Value at September 30, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$934,418	$—	$—	$934,418	$—
Second lien	8,949	—	—	8,949	—
Equity	138,252	—	—	77,822	60,430
Total investments	1,081,619	—	—	1,021,189	60,430
Cash and cash equivalents	49,826	49,826	—	—	—
Total investments and cash and cash equivalents	$1,131,445	$49,826	$—	$1,021,189	$60,430
Credit Facility payable	$218,852	$—	$—	$218,852	$—
2023 Notes payable	111,114	111,114	—	—	—
2026 Notes payable (2)	97,171	—	97,171	—	—
2031 Asset-Backed Debt(2)	225,497	—	—	225,497	—
Total debt	$652,633	$111,114	$97,171	$444,349	$—

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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) ($ in thousands):

	Six months ended March 31, 2022
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$934,418	$86,771	$1,021,189
Net realized losses	437	(13,118)	(12,681)
Net change in unrealized depreciation	(609)	17,098	16,489
Purchases, PIK interest, net discount accretion and non-cash exchanges	419,465	19,468	438,933
Sales, repayments and non-cash exchanges	(321,779)	(16,293)	(338,072)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,031,932	$93,926	$1,125,858
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$511	$16,874	$17,385

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

	Six months ended March 31, 2021
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$968,616	$78,402	$1,047,018
Net realized losses	(413)	(1,027)	(1,440)
Net change in unrealized depreciation	10,248	19,336	29,584
Purchases, PIK interest, net discount accretion and non-cash exchanges	217,674	12,466	230,140
Sales, repayments and non-cash exchanges	(280,157)	(1,513)	(281,670)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$915,968	$107,664	$1,023,632
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$8,579	$19,402	$27,981

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Six months ended March 31,
Long-Term Credit Facility	2022	2021
Beginning Balance (cost – $219,400 and $308,599, respectively)	$218,852	$299,047
Net change in unrealized (depreciation) appreciation included in earnings	805	8,857
Borrowings	137,254	113,500
Repayments	(107,000)	(275,199)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $249,654 and $146,900, respectively)	$249,910	$146,206

As of March 31, 2022, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	7,510	4/1/2022	256

As of September 30, 2021 we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three months ended March 31, 2022 and 2021. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and the 2031 Asset-Backed Debt.

For the three and six months ended March 31, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $1.2 million, respectively. For the three and six months ended March 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $10.5 million and $14.5 million, respectively. As of March 31, 2022 and September 30, 2021, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $8.5 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2022 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2021	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
DBI Holding, LLC	$7,433	$—	$(22,380)	$14,947	$—	$112	$—	$(22,380)
Country Fresh Holding Company Inc.	-	—	—	—	—	—	—	65
Total Non-Controlled Affiliates	$7,433	$—	$(22,380)	$14,947	$—	$112	$—	$(22,315)
Controlled Affiliates
Marketplace Events, LLC	$31,649	$110	$—	$2,132	$33,891	$110	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	185,731	42,000	—	(2,051)	225,680	6,296	6,738	—
Total Controlled Affiliates	$217,380	$42,110	$—	$81	$259,571	$6,405	$6,738	$—
Total Controlled and Non-Controlled Affiliates	$224,813	$42,110	$(22,380)	$15,029	$259,571	$6,517	$6,738	$(22,315)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator for net increase in net assets resulting from operations	$7,246	$11,673	$21,679	$37,804
Denominator for basic and diluted weighted average shares	39,533,349	38,772,074	39,244,132	38,772,074
Basic and diluted net increase in net assets per share resulting from operations	$0.18	$0.30	$0.55	$0.98

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2022 and September 30, 2021, cash and cash equivalents consisted of money market funds in the amounts of $50.1 million and $49.8 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Six Months Ended March 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$12.62	$12.31
Net investment income (1)	0.61	0.52
Net change in realized and unrealized (loss) gain (1)	(0.06)	0.46
Net increase in net assets resulting from operations (1)	0.55	0.98
Distributions to stockholders (1), (2)	(0.57)	(0.57)
Issuance of common stock	0.02	—
Net asset value, end of period	$12.62	$12.71
Per share market value, end of period	$13.51	$11.88
Total return *(3)	10.30%	47.92%
Shares outstanding at end of period	41,209,566	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.44%	4.12%
Ratio of debt related expenses to average net assets (5)	5.37%	4.16%
Ratio of total expenses to average net assets (5)	10.80%	8.28%
Ratio of net investment income to average net assets (5)	9.69%	8.24%
Net assets at end of period	$519,986	$492,974
Weighted average debt outstanding	$808,594	$600,760
Weighted average debt per share (1)	$20.60	$15.49
Asset coverage per unit (6)	$1,684	$1,825
Portfolio turnover ratio	28.72%	44.13%

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

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2022 and 2021, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 3.2% and 3.4%, respectively. As of March 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 168% and 175%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $300 million as of March 31, 2022, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of March 31, 2022 and September 30, 2021, Funding I had $249.7 million and $219.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.5% and 2.3%, exclusive of the fee on undrawn commitments as of March 31, 2022 and September 30, 2021, respectively. As of March 31, 2022 and September 30, 2021, we had $50.3 million and $80.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2022, we were in compliance with the covenants relating to the Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $97.0 million and $117.8 million were outstanding as at March 31, 2022 and September 30, 2021, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both March 31, 2022 and September 30, 2021, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7% and 2.6%, respectively. As of March 31, 2022 and September 30, 2021, the unamortized fees on the 2031 Asset-Backed Debt were $2.2 million and $2.5 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2022

(Unaudited)

proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2022 and September 30, 2021, we had $167.9 million and $166.9 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $56.8 and $42.0 million to PSSL as of March 31, 2022 and September 30, 2021, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC ("Nasdaq") effective at market close on April 13, 2022.

On May 2, 2022, the PSSL Credit Facility was amended to, among other things, to allow PSSL Subsidiary II to borrow up to $325.0 million (increased from $225.0 million) at any one time outstanding, subject to leverage and borrowing base restrictions.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of March 31, 2022, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended March 31, 2022 and 2021, and cash flows for the six-month periods ended March 31, 2022 and 2021, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 4, 2022

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

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of March 31, 2022, we had two portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in additional portfolio investments being placed on non-accrual status in the future.

Additionally, as of March 31, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 168% and 175%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2022, our debt portfolio consisted of 99.9% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period ends in August 2024, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

PORTFOLIO AND INVESTMENT ACTIVITYd

As of March 31, 2022, our portfolio totaled $1,192.6 million, and consisted of $1,031.9 million of first lien secured debt (including $170.3 million in PSSL), $1.0 million of second lien secured debt and $159.6 million of preferred and common equity (including $55.4 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of March 31, 2022, we had two portfolio companies on non-accrual, representing 2.5% and 2.3% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $25.4 million. Our overall portfolio consisted of 119 companies with an average investment size of $10.0 million, had a weighted average yield on debt investments of 7.5%, and was invested 87% in first lien secured debt (including 14% in PSSL), less than 1% in second lien secured debt and 13% in preferred and common equity (including 5% in PSSL). As of March 31, 2022, 99.5% of the investments held by PSSL were first lien secured debt.

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

For the three months ended March 31, 2022, we invested $113.2 million in seven new and 29 existing portfolio companies with a weighted average yield on debt investments of 7.2%. Sales and repayments of investments for the three months ended March 31, 2022 totaled $103.9 million. For the six months ended March 31, 2022, we invested $448.4 million in 23 new and 65 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the totaled $342.2 million.

For the three months ended March 31, 2021, we invested $160.2 million in four new and 17 existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the three months ended March 31, 2021 totaled $172.1 million. For the six months ended March 31, 2021, we invested $227.2 million in nine new and 34 existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the totaled $281.7 million.

PennantPark Senior Secured Loan Fund I LLC

As of March 31, 2022, PSSL’s portfolio totaled $705.0 million and consisted of 87 companies with an average investment size of $8.1 million and had a weighted average yield on debt investments of 7.4%. As of September 30, 2021, PSSL’s portfolio totaled $564.8 million and consisted of 74 companies with an average investment size of $7.6 million and had a weighted average yield on debt investments of 7.1%.

For the three months ended March 31, 2022, PSSL invested $67.5 million (including $57.7 million purchased from the Company) in nine new and two existing portfolio companies with a weighted average yield on debt investments of 7.2%. Sales and repayments of investments for the three months ended March 31, 2022 totaled $5.3 million. For the six months ended March 31, 2022, PSSL invested $197.1 million (including $180.4 million purchased from the Company) in 21 new and eight existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the six months ended March 31, 2022 totaled $55.7 million.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and six months ended March 31, 2022 and 2021, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three and six months ended March 31, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $1.2 million, respectively. For the three and six months ended March 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $10.5 million and $14.5 million, respectively. As of March 31, 2022 and September 30, 2021, the net unrealized depreciation on the Credit Facility as applicable, and the 2023 Notes totaled $8.5 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of our capital gains over capital losses), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for the preceding years that was not distributed during such years on which we did not incur any corporate income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

For both the three and six months ended March 31, 2022 and 2021, we recorded a provision for taxes on net investment income of $0.1 million and $0.2 million, respectively, pertaining to federal excise tax.

PFLT Investment Holdings, LLC, a wholly-owned subsidiary of the Company (the “Taxable Subsidiary”), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $3.8 million and $5.3 million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2021, the Company recognized a provision for taxes of zero on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2022 and September 30, 2021, $5.3 million and zero, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments. During the three and six months ended March 31, 2022, the Company paid $1.2 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in a $1.2 million prepaid tax asset as of March 31, 2022 included under prepaid expenses and other assets in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2022 and 2021.

Investment Income

Investment income for the three and six months ended March 31, 2022 was $24.6 million and $51.0 million, respectively, which was attributable to $19.9 million and $42.9 million from first lien secured debt and $4.7 million and $8.1 million from other investments, respectively. This compares to investment income for the three and six months ended March 31, 2021 was $19.4 million and $40.2 million, respectively, which was attributable to $16.6 million and $35.3 million from first lien secured debt and $2.9 million and $4.9 million from other investments, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to an increase the size of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2022 totaled $13.3 million and $26.9 million, respectively. Base management fee for the same periods totaled $2.9 million and $5.8 million, incentive fee totaled $2.7 million and $5.9 million, debt related interest and expenses totaled $6.7 million and $13.3 million and general and administrative expenses totaled $0.8 million and $1.6 million, respectively. Expenses for the three and six months ended March 31, 2021 totaled $9.5 million and $20.1 million, respectively. Base management fee for the same periods totaled $2.6 million and $5.3 million, incentive fee totaled $1.3 million and $3.1 million, debt related interest and expenses totaled $4.8 million and $10.1 million and general and administrative expenses totaled $0.7 million and $1.4 million, respectively. The increase in expenses for the three and six months ended March 31, 2022 compared to the same period in the prior year was primarily due to an increase in performance-based incentive fees and debt-related interest and expenses.

Net Investment Income

Net investment income totaled $11.4 million and $24.1 million, or $0.29 and $0.61 per share, for the three and six months ended March 31, 2022, respectively. Net investment income totaled $9.9 million and $20.0 million, or $0.26 and $0.52 per share, for the three and six months ended March 31, 2021, respectively.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2022 totaled $103.9 million and $342.2 million, respectively, and net realized losses totaled $15.5 million and $12.3 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2021 totaled $172.1 million and $281.7 million, respectively, and net realized gains (losses) totaled $0.5 million and ($2.3) million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and six months ended March 31, 2022, we reported net change in unrealized appreciation on investments of $17.5 million and $14.0 million, respectively. For the three and six months ended March 31, 2021, we reported net change in unrealized appreciation on investments of $11.8 million and $34.6 million, respectively. As of March 31, 2022 and September 30, 2021, our net unrealized appreciation on investments totaled $25.4 million and $11.0 million, respectively. The net change in unrealized appreciation on our investments compared to the same period in the prior year was primarily due to changes in the market conditions of our investments and the values at which they were held.

For the three and six months ended March 31, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $1.2 million, respectively. For the three and six months ended March 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) of $(10.5) million and $(14.5) million, respectively. As of March 31, 2022 and September 30, 2021, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $8.5 million and $7.2 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $7.2 million and $21.7 million, or $0.18 and $0.55 per share, respectively, for the three and six months ended March 31, 2022. Net increase in net assets resulting from operations totaled $11.7 million and $37.8 million, or $0.30 and $0.98 per share, respectively, for the three and six months ended March 31, 2021. The decrease in the net change in net assets from operations for the three and six months ended March 31, 2022 compared to the same period in the prior year was primarily due to a lower realized and unrealized change in our investment and debt.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 168% and 175%, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2022 and 2021, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.2% and 3.4%, respectively. As of March 31, 2022 and September 30, 2021, we had $50.3 million and $80.6 million of unused borrowing capacity under the Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $300 million as of March 31, 2022 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of March 31, 2022 and September 30, 2021, Funding I borrowed $249.7 million and $219.4 million under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 2.5% and 2.3%, exclusive of the fee on undrawn commitments as of March 31, 2022 and September 30, 2021, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2022, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $97.0 million and $117.8 million was outstanding as of March 31, 2022 and September 30, 2021, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both March 31, 2022 and September 30, 2021, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7%.

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

During the six months ended March 31, 2022, we issued 2,328,838 shares of our Common Stock under the ATM Program at a weighted-average price of $13.10 per share, raising $30.5 million of gross proceeds. Net proceeds were $30.1 million after commissions to the Sales Agents on shares sold. As of March 31, 2022, we had $43.1 million available under the ATM Program.

Since inception of the ATM Program through March 31, 2022, we have issued 2,437,492 shares of our Common Stock at a weighted-average price of $13.09, raising $31.9 million of gross proceeds. Net proceeds were $31.4 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the ATM Program.

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

As of March 31, 2022 and September 30, 2021, we had cash equivalents of $50.1 million and $49.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $102.0 million for the six months ended March 31, 2022, and our financing activities provided cash of $101.6 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily due to the issuance of $85 million of our 2026 Add-on Notes borrowings under our Credit Facility and proceeds from the ATM.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2022 and September 30, 2021, PSSL had total assets of $729.0 million and $603.6 million, respectively. As of the same dates, we and Kemper had remaining commitments to fund first lien secured debt and equity interests in PSSL in an aggregate amount of $56.9 and $8.1million, respectively. As of March 31, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.2 million and the five largest investments totaled $86.2 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSSL was $18.9 million and the five largest investments totaled $83.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2022 and September 30, 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $170.3 million (additional $39.8 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $73.0 million (additional $17.1 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2022	September 30, 2021
Total investments	$704,958	$564,783
Weighted average cost yield on income producing investments	7.3%	7.1%
Number of portfolio companies in PSSL	87	74
Largest portfolio company investment	$19,157	$18,933
Total of five largest portfolio company investments	$86,192	$84,287

Below is a listing of PSSL’s individual investments as of March 31, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,107.9%
Ad.net Acquisition, LLC	5/6/2026	Media	7.00%	3M L+600	8,933	$8,820	$8,933
Altamira Technologies, LLC	7/24/2025	Business Services	9.00%	3M L+800	5,375	5,244	5,160
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	4,913	4,867	4,913
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.25%	3M L+525	1,015	1,015	1,015
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	6.50%	1M L+550	2,212	2,212	2,212
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	1.12%	3M L+525	4,153	4,082	4,153
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.76%	3M L+575	4,489	4,405	4,433
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	6.00%	SOFR + 5.00%	13,137	12,944	12,940
Broder Bros., Co.	12/2/2022	Consumer Products	8.00%	3M L+700	2,585	2,585	2,585
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	7.25%	1M L+625	15,236	15,169	15,083
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%	3M L+850	12,379	12,339	12,280
CF512, Inc.	8/20/2026	Media	7.00%	3M L+600	4,975	4,882	4,925
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	5.51%	3M L+450	5,586	5,503	5,586
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	8.00%	3M L+675	9,353	9,318	9,073
Connatix Buyer, Inc.	7/13/2027	Media	6.25%	1M L+550	3,980	3,908	4,000
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	6.75%	3M L+575	2,121	2,092	2,100
Crash Champions, LLC	8/5/2025	Automobiles	6.00%	3M L+500	14,918	14,644	14,545
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	1M L+575	8,701	8,674	8,701
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	1M L+575	7,285	7,262	7,285
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%	1M L+600	14,950	14,671	14,950
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	6.75%	3M L+575	15,596	15,511	15,519
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	6.50%	1M L+550	10,342	10,182	10,166
ECL Entertainment, LLC	3/31/2028	Hotels, Restaurants and Leisure	8.25%	3M L+750	2,634	2,609	2,645
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.75%	3M L+475	4,994	4,994	4,894
Exigo Intermediate II, LLC	3/15/2027	Software	6.75%	3M L+575	13,000	12,809	12,805
Fairbanks More Defense	6/17/2028	Aerospace and Defense	5.50%	3M L+475	9,950	9,908	9,805
FlexPrint, LLC	1/2/2024	Commercial Services & Supplies	6.14%	1M L+594	4,770	4,740	4,770
Gantech Acquisition Corp.	5/14/2026	IT Services	5.87%	3M L+625	14,788	14,556	14,640
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	7.00%	3M L+600	3,948	3,929	3,908
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	6.75%	3M L+575	2,381	2,327	2,315
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	2,469	2,418	2,469
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.01%	1M L+600	4,988	4,893	4,888
HW Holdco, LLC	12/10/2024	Media	6.00%	3M L+500	3,067	3,012	3,006
IDC Infusion Services, Inc	12/30/2026	Healthcre Equipment and supplies	7.00%	6M L+600	10,000	9,807	9,800
Imagine Acquisitionco, LLC	11/15/2027	Software	6.50%	3M L+550	5,391	5,283	5,283
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	6.50%	1M L+550	4,683	4,582	4,566
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	5.50%	3M L+450	11,492	11,463	11,492
ITI Holdings, Inc	3/3/2028	IT Services	6.25%	SOFR + 5.50%	4,000	3,931	3,930
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.00%	1M L+800	19,350	19,146	19,157
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.00%	3M L+600	8,445	8,286	8,360
Lash OpCo, LLC	2/18/2027	Personal Products	8.00%	1M L+700	14,428	14,119	14,428
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.51%	3M L+600	10,547	10,501	10,305
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	6.75%	3M L+575	10,657	10,449	10,550
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	6.25%	3M L+550	4,444	4,362	4,344
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	6.25%	3M L+525	637	637	637
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production		—	589	-	-
Marketplace Events, LLC (3), (4)	9/30/2026	Media: Diversified and Production	0.00%	—	4,764	3,441	4,764
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%	1M L+550	9,950	9,819	9,875
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	5.18%	1M L+550	7,444	7,325	7,369
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	6.50%	1M L+550	2,408	2,361	2,360
MeritDirect, LLC	5/23/2024	Media: Advertising, Printing & Publishing	6.50%	3M L+550	5,426	5,327	5,426
Mission Critical Electronics, Inc.	9/28/2022	Capital Equipment	6.00%	3M L+500	5,859	5,854	5,859
Municipal Emergency Services, Inc.	9/28/2027	Distributors	6.00%	3M L+500	3,483	3,418	3,368
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	6.50%	3M L+550	10,875	10,677	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.50%	3M L+650	14,513	14,456	14,367
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	5.75%	1M L+475	1,985	1,959	1,965
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	7.25%	3M L+625	14,845	14,576	14,696
Output Services Group, Inc.	3/27/2024	Business Services	5.50%	3M L+450	7,683	7,760	6,761
Owl Acquisition, LLC	2/4/2028	Professional Services	6.75%	3M L+575	4,000	3,922	3,900
Ox Two, LLC	5/18/2026	Construction and Building	8.00%	3M L+700	4,950	4,884	4,851
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	5.51%	3M L+500	9,643	9,348	8,871
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	7.50%	3M L+650	8,279	8,144	8,134
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	1M L+575	1,570	1,565	1,570
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	5.72%	3M L+550	2,594	2,508	2,447
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	3M L+625	3,942	3,863	3,863
Recteq, LLC	1/29/2026	Leisure Products	7.00%	3M L+600	4,950	4,871	4,876
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	6.50%	1M L+550	10,624	10,549	10,414
Sales Benchmark Index LLC	1/3/2025	Professional Services	7.75%	3M L+600	5,311	5,243	5,311
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	3M L+550	5,448	5,401	5,448
Schlesinger Global, Inc.	7/14/2025	Business Services	8.00%	3M L+600	11,809	11,896	11,691
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	9.50%	3M L+850	14,905	14,561	14,682

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	5.25%	3M L+475	12,507	$12,370	$12,163
Snak Club, LLC	7/19/2022	Beverage, Food and Tobacco	7.00%	1M L+600	4,301	4,291	4,301
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	6.75%	1M L+575	5,859	5,829	5,601
SpendmendHoldings, LLC	3/1/2028	Healthcare Technology	6.75%	3M L+575	2,971	2,928	2,923
STV Group Incorporated	12/11/2026	Construction and Building	5.61%	1M L+525	9,075	9,006	8,803
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	7.00%	3M L+600	14,963	14,675	14,469
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%	3M L+600	4,630	4,555	4,630
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,279	10,258	10,177
Teneo Holdings LLC	7/18/2025	Business Services	6.25%	1M L+525	2,298	2,295	2,270
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.00%	3M L+600	5,688	5,616	5,631
The Bluebird Group LLC	7/27/2026	Professional Services	7.50%	3M L+650	1,724	1,693	1,758
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	6.75%	3M L+575	13,208	13,202	13,208
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	6.50%	1M L+550	5,606	5,500	5,533
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,789	8,629	8,525
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	7.00%	1M L+600	15,028	14,924	14,727
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	7.25%	3M L+625	6,291	6,262	6,291
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	6.25%	3M L+550	15,628	15,489	15,238
UBEO, LLC	4/3/2024	Capital Equipment	5.50%	3M L+450	17,481	17,375	17,131
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	9.75%	3M L+575	12,555	12,284	12,367
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	6.75%	3M L+575	5,678	5,632	5,678
Zips Car Wash, LLC	3/1/2024	Automobiles	7.75%	3M L+725	17,000	16,707	16,830

Total First Lien Secured Debt						702,338	701,494
Second Lien Secured Debt - 4.6%
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000	2,955	2,925
Total Second Lien Secured Debt						2,955	2,925
Equity Securities - 2.6%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	539
Total Equity Securities						-	539
Total Investments - 1,113.3%						705,293	704,958
Cash and Cash Equivalents - 32.2%
BlackRock Federal FD Institutional 30						20,373	20,383
Total Cash and Cash Equivalents						20,373	20,383
Total Investments and Cash Equivalents —1,145.5%						$725,666	$725,341
Liabilities in Excess of Other Assets — (1,045.5)%							(662,021)
Members' Equity—100.0%							$63,320

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

Below is a listing of PSSL’s individual investments as of September 30, 2021 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,088.%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%	3M L+600	8,978	$8,852	$8,843
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%	3M L+700	5,525	5,376	5,180
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	5,721	5,653	5,663
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	1,021	1,021	1,010
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%	1M L+550	2,222	2,222	2,200
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	4,174	4,103	4,132
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%	3M L+575	4,511	4,419	4,421
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	1M L+625	12,880	12,869	12,880
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%	3M L+850	12,282	12,231	11,981
			P(IK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%	3M L+450	2,653	2,647	2,654
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%	3M L+450	5,615	5,519	5,530
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%	1M L+675	9,501	9,454	9,216
			P(IK 1.00%)
Connatix Buyer, Inc	07/13/2027	Media	6.25%	1M L+550	4,000	3,922	3,920
CoolSys, Inc	08/04/2028	Business Services	5.50%	1M L+475	1,909	1,890	1,914
Crane 1 Services Inc	08/16/2027	Commercial Services & Supplies	6.75%	1M L+575	2,132	2,100	2,110
Crash Champions, LLC	08/05/2025	Automobiles	6.00%	3M L+500	8,978	8,802	8,798
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.08%	1M L+500	3,228	3,111	3,186
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	8,746	8,695	8,746
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	7,323	7,278	7,323
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%	3M L+600	10,000	9,803	9,800
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%	1M L+625	15,676	15,584	15,566
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%	3M L+800	5,719	5,624	5,633
			P(IK 3.50%)
ECL Entertainment, LLC	03/312028	Hotels, Restaurants and Leisure	8.25%	1M L+750	2,647	2,621	2,707
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	4,994	4,994	4,894
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	10,000	9,955	10,000
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.02%	1M L+590	4,770	4,732	4,746
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%	3M L+625	14,925	14,648	14,627
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%	3M L+600	3,968	3,948	3,948
Graffiti Buyer, Inc	08/10/2027	Trding Companies & Distributors	6.75%	3M L+575	2,393	2,346	2,357
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	2,481	2,425	2,456
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	6,474	6,407	6,441
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+575	13,589	13,338	13,317
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%	3M L+450	11,567	11,528	11,567
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	19,450	19,193	18,933
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	3M L+750	10,491	10,435	9,833
			P(IK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.75%	1M L+575	5,707	5,606	5,707
Lucky Bucks, LLC	07/20/2027	Hotel, Gaming and Leisure	6.25%	1M L+550	4,500	4,411	4,424
Marketplace Events, LLC (3)(4)	09/30/2025	Media: Diversified and Production	6.25%	3M L+525	617	617	617
Super Priority First Lien Term Loan			P(IK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(4)	09/30/2025	Media: Diversified and Production	—	—	589	—	—
Marketplace Events LLC (4)	09/30/2026	Media: Diversified and Production	0.00%	—	4,615	3,441	4,615
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	1M L+550	10,000	9,813	9,900
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%	3M L+575	7,481	7,338	7,332
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%	3M L+550	5,532	5,412	5,477
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	3M L+500	5,890	5,877	5,890
NBH Group LLC	08/19/2026	Healthcare, Education & Culture	6.50%	3M L+550	10,902	10,687	10,684
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%	1M L+550	14,550	14,481	13,895
OIS Management Services LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%	1M L+475	1,995	1,966	1,965
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	1M L+625	14,920	14,631	14,659
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	7,743	7,733	7,047
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	3M L+600	4,975	4,901	4,876
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.12%	1M L+500	9,693	9,514	9,467
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	1,578	1,568	1,578
PlayPower, Inc.	05/8/2026	Consumer Goods: Durable	5.63%	3M L+550	3,805	3,720	3,736
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	4,975	4,888	4,925
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%	3M L+550	10,680	10,592	10,544
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	5,578	5,496	5,439
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	1M L+550	5,550	5,493	5,550
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	11,785	11,760	11,254
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.32%	3M L+450	12,576	12,459	12,451
Snak Club, LLC	07/19/2022	Beverage, Food and Tobacco	7.00%	1M L+600	4,388	4,362	4,388
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%	1M L+575	5,892	5,854	5,892

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,389	4,506	4,765
STV Group Incorporated	12/11/2026	Construction and Building	5.33%	1M L+525	9,075	9,004	9,030
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	4,950	4,860	4,948
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,337	10,313	10,234
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525	2,309	2,306	2,297
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.77%	3M L+550	5,713	5,634	5,656
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	1,744	1,710	1,733
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	6M L+575	13,383	13,376	13,383
The Vertex Companies, LLC	08/30/2027	Construction and Engineering	6.50%	6M L+550	5,634	5,523	5,529
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,834	8,655	8,569
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%	1M L+575	8,558	8,593	8,558
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636	6,599	6,636
Tyto Athene, LLC	08/27/2024	IT Services	6.25%	1M L+550	11,443	11,334	11,443
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	1M L+450	17,571	17,457	17,483
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	5.50%	1M L+450	11,030	10,849	10,975
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,438	12,142	11,971
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	5,706	5,656	5,678
Total First Lien Secured Debt						558,880	557,732
Second Lien Secured Debt - 10.5%
DBI Intermediate Holdco, LLC, Term Loan B (4)	02/02/2026	Business Services	11.00%	—	2,434	2,434	2,434
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000	2,947	2,940
Total Second Lien Secured Debt						5,381	5,374
Equity Securities - 3.3%
DBI Intermediate Holdco, LLC, Series A-1 (4)	—	Business Services	13.00%	—	7	5,034	—
DBI Intermediate Holdco, LLC, Series AA (4)	—	Business Services	—	—	7	6,731	1,314.7
DBI Intermediate Holdco, LLC, Series B (4)	—	Business Services	—	—	1,065	237	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	0	—	362.2
Total Equity Securities						12,002	1,677
Total Investments - 1101.7%						576,263	564,783
Cash and Cash Equivalents - 55.3%
BlackRock Federal FD Institutional 30						28,191	28,191
US Bank Cash						196	183
Total Cash and Cash Equivalents						28,387	28,374
Total Investments and Cash Equivalents —1,157.1%						$604,650	$593,157
Liabilities in Excess of Other Assets — (1057.1)%							(541,893)
Members' Equity—100.0%							$51,264
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

Below is the financial information for PSSL:

Consolidated Statements of Assets and Liabilities
($ In thousands)
	March 31, 2022
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$705,293 and $576,263, respectively)	$704,958	$564,783
Cash and cash equivalents (cost—$20,373 and $28,387, respectively)	20,383	28,374
Interest receivable	2,014	1,414
Receivable for investment sold	—	7,323
Prepaid expenses and other assets	1,675	1,666
Total assets	729,030	603,559
Liabilities
Payable for investments purchased	38,542	31,963
Credit facility payable	184,500	112,000
2032 Asset-backed debt, net (par—$246,000)	243,061	242,757
Notes payable to members	194,600	161,000
Interest payable on Credit Facility	1,881	1,741
Interest payable on notes to members	2,889	2,656
Accrued other expenses	236	178
Total liabilities	665,710	552,295
Members' equity	63,320	51,264
Total liabilities and members' equity	$729,030	$603,559

(1) As of March 31, 2022 and September 30, 2021, PSSL had unfunded commitments to fund investments of zero million and $0.6, respectively.

Consolidated Statements of Operations
(Unaudited)
($ In thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Investment income:
Interest	$11,981	$8,305	$22,932	$15,053
Other income	149	96	1,020	251
Total investment income	12,130	8,401	23,951	15,304
Expenses:
Interest and expense on credit facility and asset-backed debt	3,673	2,533	6,847	3,949
Interest expense on notes to members	3,640	2,956	7,195	6,010
Administrative services expenses	300	300	600	600
Other general and administrative expenses	289	195	578	391
Total expenses	7,902	5,984	15,219	10,950
Net investment income	4,227	2,416	8,732	4,354
Realized and unrealized (loss) gain on investments and credit facility foreign currency translation currency translations:
Net realized loss on investments	(14,584)	(484)	(14,932)	(1,276)
Net change in unrealized (depreciation) appreciation on:
Investments	14,760	3,480	11,556	7,664
Credit facility foreign currency translation	—	171	—	(489)
Net change in unrealized (depreciation) appreciation on investments and credit facility foreign currency translations	14,760	3,651	11,556	7,175
Net realized and unrealized (loss) gain from investments and credit facility foreign currency translations	176	3,167	(3,376)	5,900
Net increase in members' equity resulting from operations	$4,403	$5,582	$5,356	$10,254
(1)
Currently, no management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statements of Operations.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Recent Developments

On May 2, 2022, the PSSL Credit Facility was amended to, among other things, to allow PSSL Subsidiary II to borrow up to $325.0 million (increased from $225.0 million) at any one time outstanding, subject to leverage and borrowing base restrictions.

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

During the three and six months ended March 31, 2022, we declared distributions of $0.285 and $0.57 per share, respectively, for total distributions of $11.3 and $22.4 million, respectively. During the three and six months ended March 31, 2021, we declared distributions of $0.285 and $0.57 per share, respectively, for total distributions of $11.1 and $22.1 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(693)	$(0.02)
Up 1%	2,460	0.06
Up 2%	8,231	0.20
Up 3%	14,002	0.34
Up 4%	$19,773	$0.48

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on the Company's portfolio and the value of your investment in the Company.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022. Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanction on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company's portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

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

14.1*	Joint Code of Ethics of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 4, 2022	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Richard Cheung
Richard Cheung
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)