Form 10-Q
period 2022-06-30
PennantPark Floating Rate Capital Ltd.
filed 2022-08-03
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 3, 2022 was 41,345,638.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2022	September 30, 2021
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost— $924,233 and $824,542, respectively	$944,658	$856,806
Non-controlled, affiliated investments (cost— $ — and $22,380, respectively	—	7,433
Controlled, affiliated investments (cost— $294,469 and $223,714, respectively	281,784	217,380
Total investments (cost— $1,218,702 and $1,070,636, respectively	1,226,442	1,081,619
Cash and cash equivalents (cost—$40,632 and $49,825, respectively)	40,616	49,825
Interest receivable	6,209	5,446
Receivable for investments sold	6,609	33,966
Prepaid expenses and other assets	11,278	—
Total assets	1,291,154	1,170,856
Liabilities
Distributions payable	3,928	3,690
Payable for investments purchased	9,800	13,546
Credit Facility payable, at fair value (cost—$259,277 and $219,400, respectively) (See Notes 5 and 10)	253,443	218,851
2023 Notes payable, at fair value (par—$97,006 and $117,793, respectively) (See Notes 5 and 10)	94,717	111,114
2026 Notes payable, net (par—$185,000 and $100,000, respectively) (See Notes 5 and 10)	182,082	97,171
2031 Asset-Backed Debt, net (par—$228,000) (See Notes 5 and 10)	225,970	225,497
Interest payable on debt	4,500	5,455
Base management fee payable (See Note 3)	3,062	2,707
Performance-based incentive fee payable (See Note 3)	2,576	624
Deferred tax liability	5,340	—
Accrued other expenses	823	1,590
Total liabilities	786,241	680,245
Commitments and contingencies (See Note 11)
Net assets
Common stock, 41,345,638 and 38,880,728 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	41	39
Paid-in capital in excess of par value	570,663	538,814
Accumulated deficit	(65,791)	(48,242)
Total net assets	$504,913	$490,611
Total liabilities and net assets	$1,291,154	$1,170,856
Net asset value per share	$12.21	$12.62

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Investment income:
From non-controlled, non-affiliated investments:
Interest	$16,701	$14,495	$49,753	$43,521
Dividend	577	—	1,731	—
Other income	285	1,161	3,795	2,534
From non-controlled, affiliated investments:
Interest	—	—	112	280
Other income	—	—	—	122
From controlled, affiliated investments:
Interest	4,228	2,931	10,633	8,253
Dividend	3,938	2,319	10,675	6,169
Other Income	—	—	—	195
Total investment income	25,729	20,906	76,699	61,074
Expenses:
Base management fee (See Note 3)	3,062	2,622	8,904	7,972
Performance-based incentive fee (See Note 3)	2,576	1,652	8,461	4,716
Interest and expenses on debt (See Note 10)	7,369	5,903	20,713	16,025
Administrative services expenses (See Note 3)	144	150	431	750
Other general and administrative expenses	655	200	1,964	1,000
Expenses before provision for taxes	13,806	10,527	40,473	30,463
Provision for taxes on net investment income	100	100	300	300
Total expenses	13,906	10,627	40,773	30,763
Net investment income	11,823	10,279	35,926	30,311
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	701	7,614	10,694	6,380
Non-controlled and controlled, affiliated investments	—	(20,588)	(22,315)	(21,640)
Net realized gain (loss) on investments	701	(12,974)	(11,621)	(15,260)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(11,204)	(6,281)	(12,243)	28,407
Controlled and non-controlled, affiliated investments	(6,431)	20,451	8,597	20,370
Provision for taxes on unrealized appreciation on investments	—	—	(5,340)	—
Debt (appreciation) depreciation (See Note 5 and 10)	26	3,232	1,273	(11,317)
Net change in unrealized (depreciation) appreciation on investments and debt	(17,609)	17,402	(7,713)	37,460
Net realized and unrealized (loss) gain from investments and debt	(16,908)	4,428	(19,334)	22,200
Net increase (decrease) in net assets resulting from operations	$(5,085)	$14,707	$16,592	$52,511
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$(0.12)	$0.38	$0.42	$1.35
Net investment income per common share	$0.29	$0.27	$0.90	$0.78

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets from operations:
Net investment income	$11,823	$10,279	$35,926	$30,311
Net realized gain (loss) on investments	701	(12,974)	(11,621)	(15,260)
Net change in unrealized appreciation (depreciation) on investments	(17,635)	14,170	(3,646)	48,777
Net change in provision for taxes on unrealized appreciation on investments	—	—	(5,340)	—
Net change in unrealized (appreciation) depreciation on debt	26	3,232	1,273	(11,317)
Net increase (decrease) in net assets resulting from operations	(5,085)	14,707	16,592	52,511
Distributions to stockholders:
Distribution of net investment income	(11,780)	(11,050)	(34,141)	(33,150)
Total distributions to stockholders	(11,780)	(11,050)	(34,141)	(33,150)
Capital transactions
Public offering (See Note 1)	1,820	—	32,336	—
Offering costs	(28)	—	(486)	—
Net increase in net assets resulting from capital transactions	1,792	—	31,850	—
Net increase (decrease) in net assets	(15,073)	3,657	14,300	19,361
Net assets:
Beginning of period	519,986	492,974	490,611	477,270
End of period	$504,913	$496,631	$504,912	$496,631
Capital share activity:
Shares issued from public offering	136,072	—	2,464,910	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$16,593	$52,511
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	3,645	(48,777)
Net change in unrealized (depreciation) appreciation on debt	(1,273)	11,317
Net realized loss on investments	11,621	15,260
Net accretion of discount and amortization of premium	(2,920)	(1,927)
Purchases of investments	(553,106)	(475,456)
Payment-in-kind interest	(1,203)	(2,589)
Proceeds from dispositions of investments	397,184	565,539
Amortization of deferred financing costs	385	646
(Increase) decrease in interest receivable	(1,913)	(2,646)
Decrease (increase) in receivable for investments sold	27,357	(11,954)
(Decrease) increase in prepaid expenses and other assets	(10,127)	173
(Decrease) increase in payable for investments purchased	(3,746)	23,477
Decrease in interest payable on debt	(955)	(503)
Increase (decrease) in base management fee payable	355	(155)
Increase (decrease) in performance-based incentive fee payable	1,952	(419)
Increase in deferred tax liability	5,340	—
(Decrease) in accrued other expenses	(768)	(66)
Net cash (used in) provided by operating activities	(111,578)	124,431
Cash flows from financing activities:
Proceeds from public offering	32,336	—
Offering costs	(485)	—
Distributions paid to stockholders	(33,904)	(33,150)
Repayment of 2023 Notes issuance (See Notes 5 and 10)	(20,787)	(20,787)
Proceeds from 2026 Notes issuance (See Notes 5 and 10)	84,333	96,841
Borrowings under Credit Facility (See Notes 5 and 10)	147,254	255,500
Repayments under Credit Facility (See Notes 5 and 10)	(107,000)	(430,699)
Net cash provided by (used in) financing activities	101,747	(132,295)
Net decrease in cash equivalents	(9,832)	(7,864)
Effect of exchange rate changes on cash	622	(945)
Cash and cash equivalents, beginning of period	49,826	57,512
Cash and cash equivalents, end of period	$40,616	$48,703
Supplemental disclosures:
Interest paid	$(20,610)	$15,883
Taxes paid	$2,557	$405
Non-cash exchanges and conversions	$50,352	$20,491

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—187.1% (3), (4)
First Lien Secured Debt—166.7%
Ad.net Acquisition, LLC	05/06/2026	Media	8.25%		3M L+600	4,950	4,890	4,950
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/06/2026	Media	—		—	1,244	—	—
Altamira Technologies, LLC	07/24/2025	IT Services	9.24%		3M L+800	4,863	4,821	4,632
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	10.25%		3M L+800	575	575	548
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581	—	(75)
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%		3M L+550	7,624	7,574	7,624
American Teleconferencing Services, Ltd.(7)	06/08/2023	Telecommunications	0.00%	(6)	—	7,986	7,915	-
American Teleconferencing Services, Ltd. (Revolver) (7)	12/08/2022	Telecommunications	0.00%	(6)	—	1,656	1,642	994
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	8.65%		3M L+625	14,140	13,974	14,069
Any Hour Services	07/21/2027	Energy Equipment and Services	6.55%		3M L+525	13,103	12,961	12,972
Any Hour Services Term Loan II(7), (9)	01/14/2024	Energy Equipment and Services	—		—	979	—	—
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—		—	1,147	—	(11)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.72%		1M L+525	6,224	6,179	6,193
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	7.75%		1M L+550	297	297	295
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.80%		1M L+525	12,938	12,832	12,874
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Diversified Consumer Services	6.72%		1M L+525	369	369	367
Apex Service Partners, LLC (Revolver) (7), (9)	07/31/2025	Diversified Consumer Services	—		—	1,476	—	(7)
API Holding III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	5.92%		1M L+425	5,820	5,799	5,165
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.00%		3M L+575	6,680	6,574	6,596
Applied Technical Services, LLC (7), (9)	8/23/2022	Commercial Services & Supplies	—		—	2,819	—	(4)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	9.50%		3M L+475	509	509	503
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	764	—	(10)
Arcfield Acquisition Corp. (Revolver) (9)	03/07/2028	Aerospace and Defense	—		—	887	—	(22)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	6.85%		1M L+525	10,000	9,800	9,800
Blackhawk Industrial Distribution, Inc. (7),(9)	09/17/2024	Distributors	—		—	3,258	—	(16)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distributors	7.20%		3M L+500	274	274	272
Blackhawk Industrial Distribution, Inc. (9)	09/17/2024	Distributors	—		—	2,469	—	(25)
Broder Bros., Co.	12/02/2022	Textiles, Apparel and Luxury Goods	7.39%		3M L+600	3,427	3,427	3,427
By Light Professional IT Services, LLC	05/16/2024	High Tech Industries	7.25%		3M L+625	43,570	43,097	43,135
By Light Professional IT Services, LLC (Revolver)	05/16/2024	High Tech Industries	7.91%		3M L+625	877	877	868
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2024	High Tech Industries	—		—	3,189	—	(32)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	9.74%		3M L+850	3,025	3,014	3,001
			(PIK 9.50%)
Cartessa Aesthetics, LLC	05/13/2028	Distributors	8.05%		1M L+600	23,000	22,542	22,540
Cartessa Aesthetics, LLC (Revolver) (7)	05/13/2028	Distributors	8.05%		1M L+600	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7)(9)	05/13/2028	Distributors	—			927	-	-
CF512, Inc.	08/20/2026	Media	7.39%		3M L+600	8,125	8,008	8,003
CF512, Inc. (7), (9)	08/20/2026	Media	—		—	191	—	(1)
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—		—	955	—	(14)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	6.75%		3M L+450	1,585	1,581	1,585
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	8.00%		1M L+675	320	320	309
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	391	—	(14)
Compex Legal Services, Inc.	02/09/2026	Professional Services	7.48%		3M L+525	8,058	8,029	8,026
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	7.50%		3M L+525	843	843	840
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	562	—	(2)
Connatix Buyer, Inc.	07/13/2027	Media	6.91%		3M L+550	3,970	3,900	3,901
Connatix Buyer, Inc. (7), (9)	01/13/2023	Media	—		—	2,105	—	(16)
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—		—	1,234	—	(22)
Crane 1 Services, Inc. (7)	08/16/2027	Commercial Services & Supplies	7.98%		3M L+575	893	887	880
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	7.98%		3M L+575	67	67	66
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—		—	269	—	(4)
Crash Champions, LLC	08/05/2025	Automobiles	7.20%		3M L+525	19,871	19,655	19,772
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%		3M L+575	6,494	6,486	6,494
Douglas Products and Packaging Company LLC (Revolver)	10/19/2022	Chemicals, Plastics and Rubber	9.46%		P+475	3,006	3,006	3,006
Douglas Products and Packaging Company LLC (Revolver) (9)	10/19/2022	Chemicals, Plastics and Rubber	—		—	3,046	—	—
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%		3M L+575	3,931	3,925	3,931
Dr. Squatch, LLC	08/31/2027	Personal Products	8.00%		3M L+600	4,439	4,363	4,439
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal Products	7.50%		3M L+600	671	671	671
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—		—	2,683	—	—
DRS Holdings III, Inc.	11/03/2025	Personal Products	7.42%		3M L+575	17,156	17,029	16,658
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426	—	(41)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	7.15%		3M L+550	3,259	3,215	3,191
ECL Entertainment, LLC	05/01/2028	Hotels, Restaurants and Leisure	9.75%		1M L+750	5,217	5,169	5,083
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	6.44%		1M L+475	686	686	672
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	229	—	(5)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.00%		1M L+500	6,146	6,146	6,146
eCommission Financial Services, Inc. (Revolver) (7), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	6.12%		1M L+500	2,500	2,500	2,500
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—			2,500	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	9.00%		3M L+675	7,170	7,134	6,991
Exigo Intermediate II, LLC (9)	03/15/2024	Software	—		—	2,758	—	(21)
Exigo Intermediate II, LLC (Revolver)	03/15/2027	Software	7.42%		3M L+575	138	138	136
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—		—	552	—	(8)
Findex Group Limited (5)(10)(11)	05/31/2024	Diversified Financial Services	6.19%		3M L+450	AUD 10,000	7,377	6,877
Gantech Acquisition Corp.	05/14/2026	IT Services	7.92%		1M L+625	22,094	21,723	21,653
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—		—	3,733	—	(75)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.51%		3M L+600	3,435	3,395	3,332
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—		—	1,071	—	(8)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	7.43%		3M L+575	303	303	294
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—		—	562	—	(15)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	7.25%		3M L+500	4,443	4,379	4,399
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—		—	400	—	(4)
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	6.12%		3M L+500	280	280	277

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—		470	—	(5)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	8.25%	3M L+600	4,975	4,882	4,876
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	(36)
HW Holdco, LLC	12/10/2024	Media	6.00%	1M L+500	8,479	8,434	8,310
HW Holdco, LLC (9)	12/10/2024	Media	—	—	1,686	—	(17)
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	6.67%	1M L+500	116	116	114

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	7.21%	3M L+600	2,991	$2,964	$2,961
IDC Infusion Services, Inc. (Revolver) (9)	12/30/2026	Healthcare Equipment and Supplies	—	—	4,167	—	(42)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	8.02%	3M L+600	4,484	4,399	4,417
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Professional Services	9.52%	3M L+500	131	131	129
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	346	—	(5)
Imagine Acquisitionco, LLC	11/15/2027	Software	6.50%	3M L+550	3,989	3,916	3,869
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(33)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(36)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare Providers and Services	9.08%	3M L+700	14,991	14,700	14,616
Infolinks Media Buyco, LLC	11/01/2026	Media	8.00%	3M L+575	2,631	2,585	2,631
Infolinks Media Buyco, LLC (9)	11/01/2023	Media	—	—	969	—	10
Integrative Nutrition, LLC	09/29/2023	Consumer Services	7.00%	3M L+450	15,688	15,644	15,688
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	7.58%	SOFR+575	15,846	15,711	15,694
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	664	—	(13)
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	9.67%	1M L+800	714	714	708
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	714	—	(6)
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.75%	3M L+600	17,471	17,152	17,122
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	3,435	—	(69)
Lash OpCo, LLC	02/18/2027	Personal Products	9.25%	1M L+700	10,537	10,338	10,432
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	9.38%	1M L+700	599	599	593
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—		1,321	—	(13)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	1M L+750	9,564	9,538	9,315
			(PIK 5.00%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	9.70%	1M L+750	1,716	1,716	1,672
			(PIK 5.00%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	7.25%	3M L+625	3,757	3,685	3,719
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	789	—	(8)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	7.42%	1M L+575	24,407	24,096	23,919
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	7.42%	1M L+575	666	666	653
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	1,833	—	(37)
Lucky Bucks, LLC	07/20/2027	Hotels, Restaurants and Leisure	6.25%	3M L+550	4,386	4,309	3,992
MAG DS Corp.	04/01/2027	Aerospace and Defense	7.75%	1M L+550	3,724	3,580	3,388
Mars Acquisition Holdings Corp.	05/14/2026	Media	7.17%	3M L+550	6,067	5,968	6,006
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	1,624	—	(16)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157	—	(12)
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	3,103	—	(47)
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	(142)
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(42)
MeritDirect, LLC	05/23/2024	Media	7.75%	3M L+550	14,763	14,668	14,689
MeritDirect, LLC (Revolver) (7), (9)	05/23/2024	Media	—	—	2,869	—	(14)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	7.20%	SOFR +500	3,440	3,420	3,399
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—		883	—	(7)
Mission Critical Electronics, Inc. (Revolver) (7)	03/28/2024	Capital Equipment	6.88%	1M L+500	689	689	681
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	636	—	(8)
Municipal Emergency Services, Inc. (7)	09/28/2027	Distributors	7.25%	3M L+500	355	352	341
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	592	—	(17)
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distributors	7.25%	3M L+500	142	142	137
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	805	—	(31)
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(8)
OIS Management Services, LLC	07/09/2026	Healthcare Equipment and Supplies	6.95%	SOFR + 475	1,980	1,955	1,950
OIS Management Services, LLC (Revolver) (7), (9)	07/09/2026	Healthcare Equipment and Supplies	—	—	444	—	(7)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.92%	3M L+625	8,884	8,729	8,707
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	7.50%	3M L+525	7,213	7,082	7,213
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	—
Output Services Group, Inc.	03/27/2024	Business Services	6.01%	1M L+450	4,862	4,535	3,987
Owl Acquisition, LLC	02/04/2028	Professional Services	6.75%	3M L+575	4,000	3,880	3,880
Ox Two, LLC	05/18/2026	Construction and Building	9.32%	1M L+700	25,838	25,485	25,321
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	9.32%	1M L+700	3,387	3,387	3,319
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	8.17%	3M L+650	6,126	6,029	6,018
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(40)
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575	639	638	639
PlayPower, Inc.	05/08/2026	Leisure Products	7.75%	1M L+550	3,449	3,427	2,992
PRA Events, Inc.	08/07/2025	Business Services	12.75%	1M L+1,050	3,331	2,907	3,297
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	8.38%	1M L+600	5,369	5,284	5,262
Quantic Electronics, LLC (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	2,159	—	(22)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	7.57%	1M L+600	145	145	142
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—		525	—	(10)
Questex, LLC	09/09/2024	Media: Diversified and Production	6.70%	3M L+500	7,218	7,158	6,893
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	1,197	—	(54)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	6.51%		3M L+550	1,042	$1,042	$1,042
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—		—	525	—	—
Recteq, LLC	01/29/2026	Leisure Products	8.25%		3M L+600	1,481	1,459	1,444
Recteq, LLC (Revolver) (7)	01/29/2026	Leisure Products	8.25%		3M L+600	432	432	421
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—			864	—	(22)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%		3M L+550	17,187	17,013	16,156
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	7.74%		3M L+575	7,980	7,919	7,781
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—	909	—	(23)
Riverside Assessments, LLC	03/10/2025	Professional Services	8.45%		3M L+625	15,396	15,226	15,088
Sales Benchmark Index LLC	01/03/2025	Professional Services	8.25%		3M L+600	7,484	7,401	7,484
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—		—	1,293	—	—
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	7.15%		1M L+550	3,588	3,559	3,552
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	7.00%		1M L+550	1,056	1,056	1,046
Schlesinger Global, Inc.	07/14/2025	Professional Services	8.70%		SOFR + 500	14,578	14,478	14,359
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	8.58%		1M L+600	1,485	1,485	1,463
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—	385	—	(6)
Sigma Defense Systems, LLC	12/18/2025	IT Services	10.75%		3M L+850	11,040	10,796	10,874
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	10.75%		3M L+850	996	996	981
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—			1,625	—	(24)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	8.75%		1M L+650	10,520	10,454	10,467
Signature Systems Holding Company (Revolver)	05/03/2024	Commercial Services & Supplies	8.75%		1M L+650	978	978	974
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—		—	769	—	(4)
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	6.32%		1M L+450	1,936	1,936	1,882
Smile Brands Inc. (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	1,508	—	(41)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	108	—	(3)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	7.42%		3M L+575	5,757	5,716	5,538
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—	1,665	—	(63)
Spear Education, LLC	02/26/2025	Professional Services	6.75%		3M L+525	14,785	14,671	14,785
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	7.38%		SOFR + 575	2,024	1,995	1,971
Spendmend Holdings LLC (9)	03/01/2023	Healthcare Technology	—			2,971	—	(55)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	7.38%		3M L+575	119	119	116
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—			772	—	(20)
STV Group Incorporated	12/11/2026	Construction & Engineering	6.92%		1M L+525	4,752	4,717	4,681
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	8.83%		SOFR+600	18,607	18,269	18,309
System Planning and Analysis, Inc. (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—		—	5,188	—	(83)
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	8.25%		3M L+600	475	467	473
TAC LifePort Purchaser, LLC (Revolver) (7), (9)	03/01/2026	Aerospace and Defense	—		—	1,302	—	(5)
TeleGuam Holdings, LLC	11/20/2025	Wireless Telecommunication Services	8.25%		1M L+350	3,100	3,080	3,100
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	6.85%		1M L+525	5,808	5,727	5,692
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	8.12%		3M L+600	4,934	4,876	4,884
The Bluebird Group LLC	07/27/2026	Professional Services	8.75%		3M L+650	6,297	6,187	6,360
The Bluebird Group LLC (Revolver) (7), (9)	07/27/2026	Professional Services	—		—	862	—	9
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	7.22%		3M L+575	15,316	15,208	15,163
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	7.01%		1M L+550	2,094	2,073	2,056
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—			640	—	(5)
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—		—	911	—	(16)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	6.50%		3M L+550	4,875	4,845	4,729
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	7.67%		1M L+600	24,783	24,422	24,287
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—		—	661	—	(13)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.76%		1M L+625	5,468	5,392	5,441
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—		—	2,628	—	(13)
Tyto Athene, LLC	04/01/2028	IT Services	6.47%		1M L+550	12,676	12,512	11,991
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—		—	1,040	—	(56)
UBEO, LLC	04/03/2024	Capital Equipment	6.75%		3M L+450	17,972	17,888	17,613
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—		—	2,933	—	(73)
Unique Indoor Comfort, LLC	05/24/2027	Diversified Consumer Services	7.45%		3M L + 525	4,988	4,914	4,913
Unique Indoor Comfort, LLC Term Loan (7)	05/24/2027	Diversified Consumer Services	—			20,000	—	(100)
Unique Indoor Comfort, LLC (Revolver) (7), (9)	05/24/2027	Diversified Consumer Services	—			2,000	—	(30)
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	11.00%		1M L+875	12,619	12,363	12,240
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	7.83%		3M L+575	9,020	8,898	8,778
Wildcat Buyerco, Inc. Term Loan C (9)	05/11/2023	Electronic Equipment, Instruments, and Components	—		—	937	—	(4)
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronic Equipment, Instruments, and Components	6.99%		3M L+575	64	64	60
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—			470	—	(27)
Zips Car Wash, LLC	03/01/2024	Automobiles	8.27%		3M L+725	20,857	20,635	20,439
Zips Car Wash, LLC (9)	03/01/2024	Automobiles	—		—	104	—	(1)
Total First Lien Secured Debt							858,691	841,848
Second Lien Secured Debt—0.1%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	0.00%	(6)	—	965	965	512
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.12%		3M L+1,000	150	148	149
Total Second Lien Secured Debt							1,113	661

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Preferred Equity— 1.6% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	6,720	$672	$726
Imagine Topco, LP	—	Software	8.00%	—	1,236,027	1,236	1,148
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835	949
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	2,018	2,018	2,476
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	1,011
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	141
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323	1,727
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409	112
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	37	40
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						8,859	8,330
Common Equity/Warrants— 18.6% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	75	163
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,107
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,438	594
Athletico Holdings, LLC	—	Healthcare Providers and Services	—	—	4,678	5,000	5,012
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	21,908	—	17,197
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	7,401	—	—
Cartessa Aesthetics, LLC	—	Distributors	—	—	1,437,500	1,438	1,438
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	882
(PRA Events, Inc.) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	499
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	146
Crash Champions Holdings, LLC (7),(8)	—	Automobiles	—	—	75	678	1,321
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	615,484	602	1,120
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	389,386	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	65	737
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	331
Exigo, LLC	—	Software	—	—	541,667	542	542
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,083	711	2,428
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	9,488	—	—
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	144	2,659
(The Infosoft Group, LLC) (7)						—	—
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	7,682
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	437	437	674
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,496
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	19,184	3,342	4,334
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	360
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450	497
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	100
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,851,852	1,852	2,036
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	648,148	—	—
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	901
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	702
ITC Infusion Co-invest, LP	—	Healthcare Equipment and Supplied	—	—	59,211	592	738
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	2,721
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,948	568	—
(Walker Edison Furniture Company LLC) (7), (8)
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,409
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	525
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	769
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	950
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	76
MeritDirect Holdings, LP (7), (8)	—	Media	—	—	2,018	—	322
Meadowlark Title, LLC	—	Professional Services	—	—	819,231	819	746
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,288	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	1,772
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,450	671
North Haven Saints Equity Holdings, LP	—	Healthcare Technology	—	—	223,602	224	221
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	521
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,729	3,051
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	605
OHCP V BC COI, L.P. (8) (9)	—	Distributors	—	—	506,250	—	(94)
Oral Surgery (ITC) Holdings, LLC (7),(8)	—	Healthcare Equipment and Supplies	—	—	3,872	83	93
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	275
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	10,553
Pink Lily Holdco, LLC (PL Acquisitions, LLC)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	1,286
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	340
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	25	24
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,279

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	$646	$680
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	250	250	250
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	—
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	329
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500	630
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,368
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	145
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	488,372	488	533
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)	—	Media	—	—	216,925	217	319
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	148,681	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	386	457
WCP IvyRehab QP CF Feeder, LP	—	Healthcare Providers and Services	—	—	3,762,257	3,762	3,762
WCP IvyRehab QP CF Feeder, LP (9)	—	Healthcare Providers and Services	—	—	237,743	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	535
Total Common Equity/Warrants						55,570	93,819
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						924,233	944,658
Investments in Controlled, Affiliated Portfolio Companies—55.8% (3), (4)
First Lien Secured Debt—43.7%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.69%	3M L+525	3,582	3,582	3,582
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	6.69%	3M L+525	26,771	19,200	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	9.10%	3M L+800	190,181	190,181	190,181
Total First Lien Secured Debt						212,963	220,534
Equity Interests—12.1%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	2,495
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	81,506	81,506	58,755
Total Equity Interests						81,506	61,250
Total Investments in Controlled, Affiliated Portfolio Companies						294,469	281,784
Total Investments—242.9%						1,218,702	1,226,442
Cash and Cash Equivalents—8.0%
BlackRock Federal FD Institutional 30						24,433	24,433
BNY Mellon Cash						16,199	16,183
Total Cash and Cash Equivalents						40,632	40,616
Total Investments and Cash Equivalents—250.9%						$1,259,334	$1,267,058
Liabilities in Excess of Other Assets—(150.9)%							(762,145)
Net Assets—100.0%							$504,913

—————

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L”, Secured Overnight Financing Rate or "SOFR", or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2022, qualifying assets represent 78% of our total assets and non-qualifying assets represent 22% of our total assets.
(11)
Par amount is denominated in Australian Dollars (AUD) as denoted.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(in thousands, except share data)

Issuer Name	x	Maturity	x	Industry	x	Current Coupon	x	Basis Point Spread Above Index (1)	x	Par / Shares	x	Cost	x	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—174.6% (3), (4)
First Lien Secured Debt—155.8%
18 Freemont Street Acquisition, LLC		08/11/2025		Hotels, Restaurants and Leisure		9.50%		1M L+800		5,996		$5,910		$6,101
Ad.net Acquisition, LLC		05/06/2026		Media		7.00%		3M L+600		4,988		4,917		4,913
Ad.net Acquisition, LLC (Revolver) (7)		05/06/2026		Media		7.00%		3M L+600		212		212		208
Ad.net Acquisition, LLC (Revolver) (7), (9)		05/06/2026		Media		—		—		1,033		—		(15)
Altamira Technologies, LLC		07/24/2025		IT Services		8.00%		3M L+700		5,069		5,016		4,752
Altamira Technologies, LLC (Revolver) (7)		07/24/2025		IT Services		8.00%		3M L+700		575		575		539
Altamira Technologies, LLC (Revolver) (7), (9)		07/24/2025		IT Services		—		—		1,581		—		(99)
American Insulated Glass, LLC		12/21/2023		Building Products		6.50%		3M L+550		8,905		8,818		8,816
American Teleconferencing Services, Ltd.(7)		09/09/2021		Telecommunications		0.00%	(6)	—		7,986		7,915		1,278
American Teleconferencing Services, Ltd. (Revolver) (7)		12/08/2022		Telecommunications		0.00%	(6)	—		1,656		1,642		1,656
Any Hour Services		07/21/2027		Energy Equipment and Services		6.75%		3M L+575		6,500		6,373		6,370
Any Hour Services (7), (9)		07/21/2027		Energy Equipment and Services		—		—		3,824		—		(38)
Any Hour Services (Revolver) (7), (9)		07/21/2027		Energy Equipment and Services		—		—		1,147		—		(23)
Apex Service Partners, LLC		07/31/2025		Diversified Consumer Services		6.25%		1M L+525		6,272		6,216		6,209
Apex Service Partners, LLC Term Loan B		07/31/2025		Diversified Consumer Services		6.50%		1M L+550		300		300		297
Apex Service Partners, LLC Term Loan C		07/31/2025		Diversified Consumer Services		6.25%		1M L+525		6,897		6,802		6,828
Apex Service Partners, LLC Term Loan C (7),(9)		01/31/2022		Diversified Consumer Services		—		—		13,179		—		(16)
Apex Service Partners, LLC (Revolver) (7)		07/29/2024		Diversified Consumer Services		6.25%		1M L+525		473		473		465
Apex Service Partners, LLC (Revolver) (7), (9)		07/29/2024		Diversified Consumer Services		—		—		1,372		—		(24)
API Technologies Corp.		05/11/2026		Electronic Equipment, Instruments, and Components		4.33%		1M L+425		5,865		5,841		5,689
Applied Technical Services, LLC		12/29/2026		Commercial Services & Supplies		6.75%		3M L+575		4,963		4,863		4,863
Applied Technical Services, LLC (7), (9)		06/29/2022		Commercial Services & Supplies		—		—		8,567		—		(75)
Applied Technical Services, LLC (Revolver) (7), (9)		12/29/2026		Commercial Services & Supplies		—		—		1,273		—		(25)
By Light Professional IT Services, LLC		05/16/2022		High Tech Industries		7.25%		3M L+625		22,681		22,627		22,681
By Light Professional IT Services, LLC (Revolver) (9)		05/16/2022		High Tech Industries		—		—		3,063		—		—
Cadence Aerospace, LLC (7)		11/14/2023		Aerospace and Defense		9.50%		3M L+850		3,002		2,985		2,928
						(PIK 9.50%)
Cano Health, LLC		11/23/2027		Healthcare and Pharmaceuticals		5.25%		1M L+450		2,653		2,647		2,654
CF512, Inc.		08/20/2026		Media		7.00%		3M L+600		10,500		10,293		10,290
CF512, Inc. (7), (9)		08/20/2026		Media		—		—		2,864		—		(29)
CF512, Inc. (Revolver) (7), (9)		08/20/2026		Media		—		—		955		—		(19)
CHA Holdings, Inc.		04/10/2025		Environmental Industries		5.50%		3M L+450		1,597		1,593		1,573
Challenger Performance Optimization, Inc. (Revolver) (7), (9)		08/31/2023		Business Services		—		—		711		—		(21)
Compex Legal Services, Inc.		02/09/2026		Professional Services		6.75%		3M L+575		7,653		7,530		7,566
Compex Legal Services, Inc. (Revolver) (7)		02/07/2025		Professional Services		6.75%		3M L+575		984		984		973
Compex Legal Services, Inc. (Revolver) (7), (9)		02/07/2025		Professional Services		—		—		422		—		(5)
Confluent Health, LLC		06/24/2026		Health Providers and Services		5.08%		1M L+500		3,910		3,879		3,910
Connatix Buyer, Inc.		07/13/2027		Media		6.25%		3M L+550		4,000		3,921		3,920
Connatix Buyer, Inc. (7), (9)		01/13/2023		Media		—		—		2,105		—		(21)
Connatix Buyer, Inc. (Revolver) (7)		07/13/2027		Media		6.25%		3M L+550		123		123		121
Connatix Buyer, Inc. (Revolver) (7), (9)		07/13/2027		Media		—		—		1,111		—		(22)
CoolSys, Inc.		08/04/2028		Commercial Services & Supplies		5.50%		3M L+475		1,909		1,890		1,914
CoolSys, Inc. (7), (9)		08/04/2028		Commercial Services & Supplies		—		—		848		—		2
Crane 1 Services, Inc. (7), (9)		08/16/2023		Commercial Services & Supplies		—		—		897		—		(2)
Crane 1 Services, Inc. (Revolver) (7), (9)		08/16/2027		Commercial Services & Supplies		—		—		336		—		(3)
Crash Champions, LLC		08/05/2025		Automobiles		5.85%		3M L+500		13,078		12,889		12,817
Crash Champions, LLC (7)(9)		05/14/2022		Automobiles		—		—		12,912		—		(129)
Digital Room Holdings, Inc.		05/22/2026		Media: Advertising, Printing and Publishing		5.08%		1M L+500		6,547		6,468		6,462
Douglas Products and Packaging Company LLC		10/19/2022		Chemicals, Plastics and Rubber		6.75%		3M L+575		6,545		6,514		6,545
Douglas Products and Packaging Company LLC (Revolver)		10/19/2022		Chemicals, Plastics and Rubber		8.00%		P+475		2,927		2,927		2,927
Douglas Products and Packaging Company LLC (Revolver) (9)		10/19/2022		Chemicals, Plastics and Rubber		—		—		1,464		—		—
Douglas Sewer Intermediate, LLC		10/19/2022		Chemicals, Plastics and Rubber		6.75%		3M L+575		3,961		3,942		3,961
Dr. Squatch, LLC		08/27/2026		Personal Products		7.00%		3M L+600		9,485		9,297		9,296
Dr. Squatch, LLC (Revolver) (7)		08/27/2026		Personal Products		7.00%		3M L+600		2,459		2,459		2,410
Dr. Squatch, LLC (Revolver) (7), (9)		08/27/2026		Personal Products		—		—		894		—		(18)
DRS Holdings III, Inc.		11/03/2025		Personal Products		7.25%		3M L+625		17,671		17,515		17,547
DRS Holdings III, Inc. (Revolver) (7), (9)		11/03/2025		Personal Products		—		—		1,426		—		(10)
East Valley Tourist Development Authority		03/07/2022		Hotel, Gaming and Leisure		9.00%		3M L+800		13,217		13,191		13,019
						(PIK 3.50%)
ECL Entertainment, LLC		03/31/2028		Hotels, Restaurants and Leisure		8.25%		1M L+750		5,256		5,205		5,374
ECM Industries, LLC (Revolver) (9)		12/23/2025		Electronic Equipment, Instruments, and Components		—		—		914		—		(5)
eCommission Financial Services, Inc. (10)		10/05/2023		Banking, Finance, Insurance & Real Estate		6.00%		1M L+500		6,951		6,951		6,951
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)		10/05/2023		Banking, Finance, Insurance & Real Estate		—		—		5,000		—		—
Efficient Collaborative Retail Marketing Company, LLC		06/15/2022		Media: Diversified and Production		7.75%		3M L+675		7,189		7,180		7,153
Findex Group Limited (5)(10)(11)		05/31/2024		Diversified Financial Services		5.07%		3M L+500		AUD 10,000		7,323		7,151
Gantech Acquisition Corp.		05/14/2026		IT Services		7.25%		1M L+625		17,413		17,082		17,064
Gantech Acquisition Corp. (Revolver) (7)		05/14/2026		IT Services		7.25%		1M L+625		933		933		915
Gantech Acquisition Corp. (Revolver) (7), (9)		05/14/2026		IT Services		—		—		2,800		—		(56)
Global Holdings InterCo LLC		03/16/2026		Diversified Financial Services		7.00%		3M L+600		3,483		3,435		3,465
Graffiti Buyer, Inc. (7), (9)		08/10/2023		Trading Companies & Distributors		—		—		1,071		—		(5)
Graffiti Buyer, Inc. (Revolver) (7), (9)		08/10/2027		Trading Companies & Distributors		—		—		865		—		(20)
Hancock Roofing and Construction L.L.C.		12/31/2026		Insurance		6.00%		3M L+500		3,474		3,397		3,439
Hancock Roofing and Construction L.L.C. (7), (9)		12/31/2022		Insurance		—		—		1,500		—		(15)
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)		12/31/2026		Insurance		—		—		750		—		(8)
Holdco Sands Intermediate, LLC		12/19/2025		Aerospace and Defense		7.50%		3M L+600		2,983		2,941		2,968
HW Holdco, LLC		12/10/2024		Media		5.50%		1M L+450		7,341		7,296		7,267
HW Holdco, LLC (Revolver) (7)		12/10/2024		Media		5.50%		1M L+450		523		523		517
HW Holdco, LLC (Revolver) (7), (9)		12/10/2024		Media		—		—		929		—		(9)
IG Investments Holdings, LLC (7)		09/22/2028		Professional Services		6.75%		3M L+600		4,518		4,428		4,428
IG Investments Holdings, LLC (Revolver) (7), (9)		09/22/2027		Professional Services		—		—		477		—		—

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2021

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Controlled, Affiliated Portfolio Companies—44.3% (3), (4)
First Lien Secured Debt—34.6%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	6.25%		3M L+525	3,417	$3,417	$3,417
			(PIK 6.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—		—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	0.00%	(6)	—	25,542	19,047	25,542
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	8.13%		3M L+800	140,875	140,875	140,875
Total First Lien Secured Debt							163,339	169,834
Equity Interests—9.7%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—		—	349	—	2,690
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—		—	60,375	60,375	44,856
Total Equity Interests							60,375	47,546
Total Investments in Controlled, Affiliated Portfolio Companies							223,714	217,380
Total Investments—220.5%							1,070,636	1,081,619
Cash and Cash Equivalents—10.2%
BlackRock Federal FD Institutional 30							7,433	7,433
BNY Mellon Cash							42,392	42,392
Total Cash and Cash Equivalents							49,825	49,825
Total Investments and Cash Equivalents—230.6%							$1,120,461	$1,131,444
Liabilities in Excess of Other Assets—(130.6)%								(640,833)
Net Assets—100.0%								$490,611

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC effective at market close on April 13, 2022.

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

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of June 30, 2022, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

On August 20, 2021, we entered into equity distribution agreements (together, the “Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, par value $0.001 per share (the “Common Stock”), with an aggregate offering price of up to $75 million under an at-the-market offering (the “ATM Program”). On May 5, 2022, we amended the Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Equity Distribution Agreements, as amended, provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our Common Stock.

During the three months ended June 30, 2022, we issued 136,072 shares of our Common Stock under the ATM Program at a weighted-average price of $13.38 per share, raising $1.8 million of gross proceeds. Net proceeds were $1.8 million after commissions to the Sales Agents on shares sold. During the nine months ended June 30, 2022, we issued 2,464,910 shares of our Common Stock under the ATM Program at a weighted-average price of $13.12 per share, raising $32.3 million of gross proceeds. Net proceeds were $31.9 million after commissions to the Sales Agents on shares sold. As of June 30, 2022, we had $41.3 million available under the ATM Program.

Since inception of the ATM Program through June 30, 2022, we have issued 2,573,564 shares of our Common Stock at a weighted-average price of $13.11, raising $33.7 million of gross proceeds. Net proceeds were $33.2 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the ATM Program.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, or the Commodity Exchange Act, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the novel coronavirus (“COVID-19”), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2021, we had two portfolio companies on non-accrual, representing 2.7% and 2.6% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three and nine months ended June 30, 2022 and 2021, we recorded a provision for taxes on net investment income of $0.1 million and $0.3 million, respectively, pertaining to federal excise tax.

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

For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of zero and $5.3 million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2021, the Company recognized a provision for taxes of zero on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2022 and September 30, 2021, $5.3 million and zero, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments. During the three and nine months ended June 30, 2022, the Company paid zero and $1.2 million, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in a $1.2 million prepaid tax asset as of June 30, 2022 included under prepaid expenses and other assets in the consolidated statement of assets and liabilities.

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

(d) Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, may be distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains but may also include certain tax-qualified dividends and/or a return of capital.

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

June 30, 2022

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

In June 2022, the FASB issued Accounting Standards Update, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2022, the Investment Adviser earned a base management fee of $3.1 million and $8.9 million respectively, from us. For the three and nine months ended June 30, 2021, the Investment Adviser earned a base management fee of $2.6 million and $7.9 million, respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2022, the Investment Adviser earned $2.6 million and $8.5 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2021, the Investment Adviser earned $1.7 million and $4.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

fees. For the three and nine months ended June 30, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2022 and 2021, was zero.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2022, we reimbursed the Administrator approximately $(0.3) million and $0.6 million, respectively, including expenses the Administrator incurred for services described above. For the three and nine months ended June 30, 2021, we reimbursed the Administrator approximately $0.1 million and $0.8 million, respectively, including expenses the Administrator, for services described above.

On July 1, 2022, the Administration Agreement with the Administrator was amended to clarify that the Administrator may be reimbursed by the Company for certain (i) tax and general legal advice and/or services provided to the Company by in-house professionals of the Administrator related to ongoing operations of the Company; and (ii) transactional legal advice and/or services provided to the Company or portfolio companies by in-house professionals of the Administrator on matters related to potential or actual investments and transactions, including tax structuring and/or due diligence.

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2022 and 2021.

For the three and nine months ended June 30, 2022, we sold $16.8 million and $197.2 in investments to PSSL at fair value, respectively, and recognized $(0.1) million and $(0.6) million of net realized losses, respectively, for the same period. For the three and nine months ended June 30, 2021, we sold $98.9 million and $224.1 million in investments to PSSL at fair value, respectively, and recognized $0.3 million and $0.6 million of net realized gains, respectively.

For the three and nine months ended June 30, 2022, we sold no investments to PTSF. For the three and nine months ended June 30, 2021, we sold $81.4 Million in investments to PTSF at fair value and recognized $0.4 million of net realized gains.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2022 totaled $105.1 million and $554.3 million, respectively. Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2021 totaled $248.8 million and $478.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2022 totaled $55.0 million and $397.2 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2021 totaled $283.3 million and $565.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	June 30, 2022		September 30, 2021
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$881,473	$872,201	$795,263	$793,543
First lien in PSSL	190,181	190,181	140,875	140,875
Second lien	1,113	661	8,937	8,949
Equity	64,429	104,644	65,186	93,396
Equity interests in PSSL	81,506	58,755	60,375	44,856
Total investments	1,218,702	1,226,442	1,070,636	1,081,619
Cash and cash equivalents	40,632	40,616	49,825	49,825
Total investments and cash and cash equivalents	$1,259,334	$1,267,058	$1,120,461	$1,131,445

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	June 30, 2022 (1)	September 30, 2021 (1)
Professional Services	8%	8%
Media	7	9
High Tech Industries	6	4
IT Services	6	5
Personal Products	6	7
Commercial Services & Supplies	5	5
Media: Diversified and Production	5	5
Aerospace and Defense	4	4
Automobiles	4	2
Capital Equipment	4	6
Business Services	3	4
Construction and Building	3	3
Distributors	3	—
Diversified Consumer Services	3	2
Electronic Equipment, Instruments, and Components	3	3
Healthcare Technology	3	4
Chemicals, Plastics and Rubber	2	2
Consumer Services	2	2
Diversified Financial Services	2	2
Healthcare Equipment and Supplies	2	2
Healthcare Providers and Services	2	1
Insurance	2	1
Media: Broadcasting and Subscription	2	2
Air Freight and Logistics	1	—
Banking, Finance, Insurance & Real Estate	1	1
Building Products	1	1
Construction & Engineering	1	1
Consumer Finance	1	—
Energy Equipment and Services	1	1
Financial Services	1	2
Hotels, Restaurants and Leisure	1	2
Internet Software and Services	1	—
Leisure Products	1	—
Software	1	—
Textiles, Apparel and Luxury Goods	1	—
Wholesale	1	2
Hotel, Gaming and Leisure	—	1
Media: Advertising, Printing and Publishing	—	2
All Other	—	4
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2022 and September 30, 2021, PSSL had total assets of $790.3 million and $603.6 million, respectively. As of June 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.1 million and the five largest investments totaled $86.6 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSSL was $18.9 million and the five largest investments totaled $84.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2022 and September 30, 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $190.2 million (additional $19.9 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $81.5 million (additional $8.5 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

In May 2022 PSSL has entered into a $325.0 million (increased from $225.0 million in May 2022) senior secured revolving credit facility which bears interest at daily simple SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2022	September 30, 2021
Total investments	$746,819	$564,783
Weighted average cost yield on income producing investments	8.2%	7.1%
Number of portfolio companies in PSSL	89	74
Largest portfolio company investment	$19,126	$18,933
Total of five largest portfolio company investments	$86,629	$84,287

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

Below is a listing of PSSL’s individual investments as of June 30, 2022 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,107.3%
Ad.net Acquisition, LLC	5/6/2026	Media	8.25%	3M L+600	8,910	$8,804	$8,910
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	7.22%	3M L+600	10,000	9,806	9,800
Altamira Technologies, LLC	7/24/2025	Business Services	9.24%	3M L+800	5,300	5,178	5,048
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+525	4,898	4,859	4,898
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,013	1,013	1,008
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	7.75%	3M L+625	2,207	2,207	2,196
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	6.78%	3M L+525	11,143	11,073	11,087
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.00%	3M L+575	8,443	8,333	8,337
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	7.44%	SOFR + 575	4,688	4,597	4,571
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	7.20%	SOFR + 500	15,330	15,110	15,176
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+850	2,432	2,432	2,432
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	7.25%	3M L+625	14,974	14,913	14,824
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.74%	3M L+325	12,380	12,346	12,281
CF512, Inc.	8/20/2026	Media	7.58%	3M L+600	4,963	4,875	4,888
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	6.75%	3M L+450	5,571	5,495	5,571
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	8.00%	1M L+575	9,377	9,347	9,049
Connatix Buyer, Inc.	7/13/2027	Media	6.91%	3M L+550	3,970	3,901	3,901
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	6.75%	1M L+575	2,116	2,088	2,084
Crash Champions, LLC	8/5/2025	Automobiles	7.20%	3M L+500	14,880	14,623	14,806
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575	8,678	8,664	8,678
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575	7,267	7,255	7,267
Dr. Squatch, LLC	8/31/2027	Personal Products	8.00%	3M L+600	14,900	14,634	14,900
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	7.42%	1M L+575	15,218	15,138	14,777
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	7.15%	1M L+550	10,316	10,173	10,099
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	9.75%	3M L+750	2,627	2,603	2,560
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	6.32%	3M L+450	4,987	4,987	4,887
Exigo Intermediate II, LLC	3/15/2027	Software	7.42%	1M L+575	12,968	12,783	12,773
Fairbanks More Defense	6/17/2028	Aerospace and Defense	7.63%	3M L+475	9,925	9,884	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	7.92%	3M L+625	14,713	14,489	14,419
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	7.00%	3M L+600	3,914	3,897	3,797
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	8.00%	3M L+575	2,375	2,321	2,310
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	7.25%	1M L+525	2,392	2,345	2,368
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	8.25%	3M L+600	4,975	4,883	4,876
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,060	3,009	2,998
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	7.00%	3M L+600	9,975	9,820	9,875
Imagine Acquisitionco, LLC	11/15/2027	Software	6.91%	1M L+550	5,377	5,270	5,216
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.81%	3M L+700	16,662	16,289	16,245
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	7.00%	3M L+575	11,225	11,201	11,225
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	SOFR + 575	6,000	5,913	5,942
ITI Holdings, Inc.	3/3/2028	IT Services	7.08%	SOFR + 550	3,990	3,924	3,910
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.67%	1M L+625	19,300	19,124	19,126
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.75%	3M L+600	11,872	11,685	11,635
Lash OpCo, LLC	2/18/2027	Personal Products	9.25%	3M L+700	14,391	14,097	14,247
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,576	10,535	10,301
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	7.52%	3M L+575	10,638	10,452	10,425
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	6.25%	3M L+550	4,386	4,309	3,992
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	6.69%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production		—	589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	6.69%	1M L+525	4,837	3,469	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	7.17%	1M L+550	9,925	9,800	9,826
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	6.75%	3M L+575	7,425	7,309	7,351
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	7.75%	3M L+650	2,402	2,357	2,342
MeritDirect, LLC	5/23/2024	Media: Advertising, Printing & Publishing	7.75%	3M L+550	5,355	5,267	5,328
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	7.20%	SOFR+500	5,844	5,842	5,774
Municipal Emergency Services, Inc.	9/28/2027	Distributors	7.25%	3M L+500	3,474	3,412	3,342
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	6.25%	1M L+550	10,847	10,659	10,793
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.50%	3M L+500	14,513	14,462	14,259
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	6.95%	SOFR+475	5,073	5,017	4,996
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	7.92%	1M L+625	14,807	14,548	14,511
Output Services Group, Inc.	3/27/2024	Business Services	6.01%	3M L+425	7,663	7,784	6,284
Owl Acquisition, LLC	2/4/2028	Professional Services	6.75%	3M L+575	4,000	3,925	3,880
Ox Two, LLC	5/18/2026	Construction and Building	9.32%	3M L+600	4,938	4,875	4,839
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	6.57%	1M L+500	9,618	9,340	8,656
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	8.17%	1M L+650	8,259	8,130	8,114
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575	1,566	1,563	1,566
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	7.75%	3M L+550	2,587	2,502	2,244
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.50%	1M L+625	3,932	3,854	3,854
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	8.20%	SOFR+600	4,988	4,914	4,788
Recteq, LLC	1/29/2026	Leisure Products	8.25%	3M L+600	4,938	4,863	4,814
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	6.50%	3M L+550	10,596	10,528	9,961
Sales Benchmark Index LLC	1/3/2025	Professional Services	8.25%	3M L+600	5,281	5,218	5,281

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sargent & Greenleaf Inc.	1/27/2021	Wholesale	7.15%	3M L+550	5,390	$5,348	$5,337
Schlesinger Global, Inc.	2/13/2020	Business Services	8.70%	SOFR+500	11,832	11,976	11,654
Sigma Defense Systems, LLC	12/29/2021	Aerospace and Defense	10.75%	1M L+850	14,810	14,486	14,588
Smile Brands Inc.	7/31/2022	Healthcare and Pharmaceuticals	5.62%	3M L+450	12,480	12,356	12,137
Solutionreach, Inc.	11/5/2019	Healthcare and Pharmaceuticals	7.42%	1M L+575	5,663	5,638	5,448
Spendmend Holdings LLC	3/23/2022	Healthcare Technology	7.38%	SOFR+575	2,964	2,922	2,887
STV Group Incorporated	6/8/2021	Construction and Building	6.92%	3M L+525	9,075	9,008	8,939
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	12/3/2021	Aerospace and Defense	8.83%	SOFR+600	14,925	14,645	14,686
TAC LifePort Purchaser, LLC	3/17/2021	Aerospace and Defense	8.25%	1M L+600	4,424	4,356	4,406
TeleGuam Holdings, LLC	6/8/2021	Telecommunications	8.25%	3M L+450	10,248	10,228	10,248
Teneo Holdings LLC	1/27/2021	Business Services	6.85%	3M L+625	2,292	2,289	2,246
The Aegis Technologies Group, LLC	1/27/2021	Aerospace and Defense	8.06%	3M L+500	5,674	5,606	5,617
The Bluebird Group LLC	8/26/2021	Professional Services	8.75%	1M L+700	1,715	1,686	1,732
The Infosoft Group, LLC	5/26/2021	Media: Broadcasting and Subscription	7.19%	3M L+525	13,030	13,025	12,900
The Vertex Companies, LLC	12/20/2021	Construction and Engineering	7.17%	1M L+550	5,592	5,489	5,491
TPC Canada Parent, Inc. and TPC US Parent, LLC	2/7/2020	Consumer Goods: Non-Durable	6.97%	3M L+475	8,767	8,618	8,504
TVC Enterprises, LLC	5/6/2022	Diversified Consumer Services	7.67%	3M L+550	14,990	14,887	14,690
TWS Acquisition Corporation	7/17/2019	Diversified Consumer Services	8.76%	3M L+625	5,468	5,448	5,441
Tyto Athene, LLC (New Issue)	10/21/2021	IT Services	6.47%	3M L+550	15,589	15,455	14,747
UBEO, LLC	11/6/2018	Capital Equipment	6.75%	3M L+450	17,436	17,340	17,087
Walker Edison Furniture Company LLC	6/9/2021	Wholesale	11.00%	3M L+575	12,619	12,361	12,240
Wildcat Buyerco, Inc.	7/31/2022	Electronic Equipment, Instruments, and Components	7.95%	SOFR+550	8,575	8,532	8,345
Zips Car Wash, LLC	12/29/2021	Automobiles	8.25%	3M L+725	17,000	16,741	16,660

Total First Lien Secured Debt						749,409	743,558
Second Lien Secured Debt - 4.4%
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	10.75%	3M L+850	3,000	2,959	2,925
Total Second Lien Secured Debt						2,959	2,925
Equity Securities - .9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	336
Total Equity Securities						-	336
Total Investments - 1,112.2%						752,368	746,819
Cash and Cash Equivalents - 58.4%
BlackRock Federal FD Institutional 30						39,197	39,190
Total Cash and Cash Equivalents						39,197	39,190
Total Investments and Cash Equivalents —1,170.5%						$791,565	$786,009
Liabilities in Excess of Other Assets — (1,070.5)%							(718,859)
Members' Equity—100.0%							$67,149

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L”, Secured Overnight Financing Rate or "SOFR", or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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

June 30, 2022

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

June 30, 2022

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
(4)
Non-income producing security

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	June 30, 2022
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$752,368 and $576,263, respectively)	$746,819	$564,783
Cash and cash equivalents (cost—$39,197 and $28,387, respectively)	39,190	28,374
Interest receivable	2,282	1,414
Receivable for investment sold	—	7,323
Prepaid expenses and other assets	2,038	1,665
Total assets	790,328	603,559
Liabilities
Payable for investments purchased	6,609	31,963
Credit facility payable	249,500	112,000
2032 Asset-backed debt, net (par—$246,000)	243,213	242,757
Notes payable to members	217,350	161,000
Interest payable on Credit Facility	2,662	1,741
Interest payable on notes to members	3,662	2,656
Accrued other expenses	183	178
Total liabilities	723,179	552,295
Members' equity	67,149	51,263
Total liabilities and members' equity	$790,328	$603,559

(1)
As of June 30, 2022 and September 30, 2021, PSSL had unfunded commitments to fund investments of $0.6 million and $0.6 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Interest	$13,535	$8,688	$36,467	$23,741
Other income	65	506	1,084	757
Total investment income	13,600	9,194	37,551	24,498
Expenses:
Interest and expense on credit facility and asset-backed debt	4,667	2,623	11,514	6,589
Interest expense on notes to members	4,510	3,289	11,704	9,283
Administrative services expenses	300	300	900	900
Other general and administrative expenses	289	227	867	617
Total expenses	9,766	6,439	24,985	17,389
Net investment income	3,834	2,755	12,566	7,109
Realized and unrealized (loss) gain on investments and credit facility foreign currency translation currency translations:
Net realized loss on investments	(24)	(3,403)	(14,956)	(4,679)
Net change in unrealized appreciation (depreciation) on:
Investments	(5,232)	1,920	6,325	9,584
Credit facility foreign currency translation	—	—	—	(489)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	(5,232)	1,920	6,325	9,095
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	(5,256)	(1,483)	(8,631)	4,416
Net increase (decrease) in members' equity resulting from operations	$(1,422)	$1,272	$3,935	$11,525

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

June 30, 2022

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at June 30, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$101,193	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	961,189	Market Comparable	Market Yield	7.4% - 21.8% (10.1%)
Second lien	149	Market Comparable	Market Yield	13.5%
Second lien	512	Enterprise Market Value	EBITDA multiple	5.3x
Equity	89,875	Enterprise Market Value	EBITDA multiple	3.4x - 21.5x (12.5x)
Equity	4,217	Enterprise Market Value	DLOM	11.8%
Total Level 3 investments	$1,157,135
Debt Category
Long-Term Credit Facility	$253,443	Market Comparable	Market Yield	2.9%

Asset Category	Fair value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$177,480	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	754,004	Market Comparable	Market Yield	5.6% – 13.0% (7.5%)
Second lien	8,085	Market Comparable	Market Yield	11.0% – 14.0% (11.8%)
First lien	2,934	Enterprise Market Value	EBITDA multiple	1.8x
Second lien	864	Enterprise Market Value	EBITDA multiple	5.4x
Equity	70,253	Enterprise Market Value	EBITDA multiple	4.7x – 18.5x (11.5x)
Equity	7,569	Enterprise Market Value	DLOM	9.3%
Total Level 3 investments	$1,021,189
Debt Category
Long-Term Credit Facility	$218,852	Market Comparable	Market Yield	2.1%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility or Prior Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at June 30, 2022
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,062,382	$—	$—	$1,062,382	$—
Second lien	661	—	—	661	—
Equity	163,399	—	—	94,092	69,307
Total investments	1,226,442	—	—	1,157,135	69,307
Cash and cash equivalents	40,616	40,616	—	—	—
Total investments and cash and cash equivalents	$1,267,058	$40,616	$—	$1,157,135	$69,307
Credit Facility payable	$253,443	$—	$—	$253,443	$—
2023 Notes payable	94,717	94,717	—	—	—
2026 Notes payable (2)	182,082	—	182,082	—	—
2031 Asset-Backed Debt(2)	225,970	—	—	225,970	—
Total debt	$756,212	$94,717	$182,082	$479,413	$—

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

($ in thousands):

	Nine months ended June 30, 2022
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$934,418	$86,771	$1,021,189
Net realized losses	1,124	(13,106)	(11,982)
Net change in unrealized depreciation	(7,553)	12,411	4,858
Purchases, PIK interest, net discount accretion and non-cash exchanges	539,028	25,045	564,073
Sales, repayments and non-cash exchanges	(404,635)	(16,368)	(421,003)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,062,382	$94,753	$1,157,135
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(5,627)	$12,170	$6,543

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

	Nine months ended June 30, 2021
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$968,616	$78,402	$1,047,018
Net realized losses	(3,798)	(10,617)	(14,415)
Net change in unrealized depreciation	14,440	30,405	44,845
Purchases, PIK interest, net discount accretion and non-cash exchanges	448,247	25,199	473,446
Sales, repayments and non-cash exchanges	(544,240)	(21,298)	(565,538)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$883,265	$102,091	$985,356
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$11,044	$29,006	$40,050

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Nine months ended June 30,
Long-Term Credit Facility	2022	2021
Beginning Balance (cost – $219,400 and $308,599, respectively)	$218,852	$299,047
Net change in unrealized (depreciation) appreciation included in earnings	(5,663)	9,218
Borrowings	147,254	255,500
Repayments	(107,000)	(430,699)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $259,277 and $133,400, respectively)	$253,443	$133,066

As of June 30, 2022, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	6,877	7/1/2022	(377)

As of September 30, 2021 we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2022 and 2021. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and the 2031 Asset-Backed Debt.

For the three and nine months ended June 30, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of less than $0.1 million and $1.3 million, respectively. For the three and nine months ended June 30, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $3.2 million and $(11.3) million, respectively. As of June 30, 2022 and September 30, 2021, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $8.5 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2022 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2021	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
DBI Holding, LLC	$7,433	$—	$(22,380)	$14,947	$—	$112	$—	$(22,380)
Country Fresh Holding Company Inc.	-	—	—	—	—	—	—	65
Total Non-Controlled Affiliates	$7,433	$—	$(22,380)	$14,947	$—	$112	$—	$(22,315)
Controlled Affiliates
Marketplace Events, LLC	$31,649	$317	$—	$882	$32,847	$392	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	185,731	70,438	—	(7,232)	248,937	10,241	10,675	—
Total Controlled Affiliates	$217,380	$70,754	$—	$(6,350)	$281,784	$10,633	$10,675	$—
Total Controlled and Non-Controlled Affiliates	$224,813	$70,754	$(22,380)	$8,597	$281,784	$10,745	$10,675	$(22,315)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator for net increase in net assets resulting from operations	$(5,085)	$14,707	$16,592	$52,511
Denominator for basic and diluted weighted average shares	41,334,234	38,772,074	39,940,832	38,772,074
Basic and diluted net increase in net assets per share resulting from operations	$(0.12)	$0.38	$0.42	$1.35

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2022 and September 30, 2021, cash and cash equivalents consisted of money market funds in the amounts of $40.6 million and $49.8 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2022

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Nine Months Ended June 30,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$12.62	$12.31
Net investment income (1)	0.90	0.78
Net change in realized and unrealized (loss) gain (1)	(0.48)	0.58
Net increase in net assets resulting from operations (1)	0.42	1.36
Distributions to stockholders (1), (2)	(0.86)	(0.86)
Issuance of common stock	0.03	—
Net asset value, end of period	$12.21	$12.81
Per share market value, end of period	$11.48	$12.72
Total return *(3)	-4.08%	62.85%
Shares outstanding at end of period	41,345,638	38,772,074
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.33%	4.01%
Ratio of debt related expenses to average net assets (5)	5.50%	4.36%
Ratio of total expenses to average net assets (5)	10.83%	8.37%
Ratio of net investment income to average net assets (5)	9.54%	8.25%
Net assets at end of period	$504,913	$496,632
Weighted average debt outstanding	$762,376	$623,132
Weighted average debt per share (1)	$19.09	$16.07
Asset coverage per unit (6)	$1,656	$1,845
Portfolio turnover ratio	33.07%	61.24%

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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2022 and 2021, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 3.7% and 3.4%, respectively. As of June 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 166% and 175%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $300 million as of June 30, 2022, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of June 30, 2022 and September 30, 2021, Funding I had $259.3 million and $219.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.3% and 2.3%, exclusive of the fee on undrawn commitments as of June 30, 2022 and September 30, 2021, respectively. As of June 30, 2022 and September 30, 2021, we had $40.7 million and $80.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2022, we were in compliance with the covenants relating to the Credit Facility.

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

June 30, 2022

(Unaudited)

interest and, if applicable, principal to the Lenders, (2) administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $97.0 million and $117.8 million were outstanding as at June 30, 2022 and September 30, 2021, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee.

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

2026 Notes

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185.0 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both June 30, 2022 and September 30, 2021, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7% and 2.6%, respectively. As of June 30, 2022 and September 30, 2021, the unamortized fees on the 2031 Asset-Backed Debt were $2.0 million and $2.5 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2022 and September 30, 2021, we had $164.5 million and $166.9 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $28.4 and $42.0 million to PSSL as of June 30, 2022 and September 30, 2021, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of June 30, 2022, and the related consolidated statements of operations and changes in net assets for the three and nine months ended June 30, 2022 and 2021, and cash flows for the nine-month periods ended June 30, 2022 and 2021, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

New York, New York

August 3, 2022

Awareness Letter of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and its Subsidiaries for the periods ended ended June 30, 2022 and 2021, as indicated in our report dated August 3, 2022; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is incorporated by reference in Registration Statement No. 333-235532 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 3, 2022

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

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

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. As of June 30, 2022, we had two portfolio companies on non-accrual status, and the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in additional portfolio investments being placed on non-accrual status in the future.

Additionally, as of June 30, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 166% and 175%, respectively. Our Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2022, our debt portfolio consisted of 99.9% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Credit Facility currently bears interest at LIBOR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period ends in August 2024, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

At-the-Market Offering

On August 20, 2021, the Company entered into Equity Distribution Agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents (each, a “Sales Agent,” and together, the “Sales Agents”), in connection with the sale of shares of the Company’s Common Stock, par value $0.001 per share, with an aggregate offering price of up to $75 million. On May 5, 2022, we amended the Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Equity Distribution Agreements provide that the Company may offer and sell shares of the Common Stock from time to time through a Sales Agent in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, market conditions and the trading price of the Common Stock.

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

•
costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

Generally, during periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2022, our portfolio totaled $1,226.4 million, and consisted of $1,062.4 million of first lien secured debt (including $190.2 million in PSSL), $0.7 million of second lien secured debt and $163.4 million of preferred and common equity (including $58.8 million in PSSL). Our debt portfolio consisted of 100.0% variable-rate investments. As of June 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $7.7 million. Our overall portfolio consisted of 123 companies with an average investment size of $10.0 million, had a weighted average yield on debt investments of 8.5%, and was invested 87% in first lien secured debt (including 16% in PSSL), less than 1% in second lien secured debt and 13% in preferred and common equity (including 5% in PSSL). As of June 30, 2022, 100.0% of the investments held by PSSL were first lien secured debt.

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

For the three months ended June 30, 2022, we invested $104.8 million in six new and 39 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the three months ended June 30, 2022 totaled $55.0 million. For the nine months ended June 30, 2022, we invested $553.1 million in 29 new and 104 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the nine months ended June 30, 2022 totaled $397.2 million.

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

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2022, PSSL’s portfolio totaled $746.8 million and consisted of 89 companies with an average investment size of $8.4 million and had a weighted average yield on debt investments of 8.2%. As of September 30, 2021, PSSL’s portfolio totaled $564.8 million and consisted of 74 companies with an average investment size of $7.6 million and had a weighted average yield on debt investments of 7.1%.

For the three months ended June 30, 2022, PSSL invested $31.5 million (including $16.8 million purchased from the Company) in four new and seven existing portfolio companies with a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the three months ended June 30, 2022 totaled $13.5 million. For the nine months ended June 30, 2022, PSSL invested $228.6 million (including $225.2 million purchased from the Company) in 25 new and 15 existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the nine months ended June 30, 2022 totaled $69.2 million.

For the three months ended June 30, 2021, PSSL invested $133.7 million (including $98.9 million purchased from the Company) in six new and 15 existing portfolio companies with a weighted average yield on debt investments of 7.0%. Sales and repayments of investments for the three months ended June 30, 2021 totaled $88.8 million. For the nine months ended June 30, 2021, PSSL invested $277.8 million (including $224.1 million purchased from the Company) in 30 new and 26 existing portfolio companies with a weighted average yield on debt investments of 7.2%. Sales and repayments of investments for the nine months ended June 30, 2021 totaled $163.1 million.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2023 Notes. We elected to use the fair value option for our Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and nine months ended June 30, 2022 and 2021, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three and nine months ended June 30, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $0.1 million and $1.2 million, respectively. For the three and nine months ended June 30, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $3.2 million and $(11.3) million, respectively. As of June 30, 2022 and September 30, 2021, the net unrealized depreciation on the Credit Facility as applicable, and the 2023 Notes totaled $8.5 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Federal Income Taxes

We have elected to be treated and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

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

For both the three and nine months ended June 30, 2022 and 2021, we recorded a provision for taxes on net investment income of $0.1 million and $0.3 million, respectively, pertaining to federal excise tax.

PFLT Investment Holdings, LLC, a wholly-owned subsidiary of the Company (the “Taxable Subsidiary”), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of zero and $5.3 million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2021, the Company recognized a provision for taxes of zero on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2022 and September 30, 2021, $5.3 million and zero, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments. During the three and nine months ended June 30, 2022, the Company paid zero and $1.2 million, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in a $1.2 million prepaid tax asset as of June 30, 2022 included under prepaid expenses and other assets in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2022 and 2021.

Investment Income

Investment income for the three and nine months ended June 30, 2022 was $25.7 million and $76.7 million, respectively, which was attributable to $21.1 million and $64.0 million from first lien secured debt and $4.6 million and $12.7 million from other investments, respectively. This compares to investment income for the three and nine months ended June 30, 2021 was $20.9 million and $61.1 million, respectively, which was attributable to $18.2 million and $53.5 million from first lien secured debt and $2.7 million and $7.6 million from other investments, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to an increase the size of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2022 totaled $13.9 million and $40.8 million, respectively. Base management fee for the same periods totaled $3.1 million and $8.9 million, performance-based incentive fee totaled $2.6 million and $8.5 million, debt related interest and expenses totaled $7.4 million and $20.7 million and general and administrative expenses totaled $0.8 million and $2.4 million, respectively. This compares to expenses for the three and nine months ended June 30, 2021 totaled $10.6 million and $30.8 million, respectively. Base management fee for the same periods totaled $2.6 million and $8.0 million, incentive fee totaled $1.7 million and $4.7 million, debt related interest and expenses totaled $5.9 million and $16.0 million and general and administrative expenses totaled $0.4 million and $1.8 million, respectively. The increase in expenses for the three and nine months ended June 30, 2022 compared to the same period in the prior year was primarily due to an increase in performance-based incentive fees and debt-related interest and expenses.

Net Investment Income

Net investment income totaled $11.8 million and $35.9 million, or $0.29 and $0.90 per share, for the three and nine months ended June 30, 2022, respectively. Net investment income totaled $10.3 million and $30.3 million, or $0.27 and $0.78 per share, for the three and nine months ended June 30, 2021, respectively. The increase in net investment income compared to the same periods in the prior year was primarily due to an increase the size of our portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2022 totaled $55.0 million and $397.2 million, respectively, and net realized gains (losses) totaled $0.7 million and $(11.6) million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2021 totaled $283.3 million and $565.5 million, respectively, and net realized losses totaled $13.0 million and $15.3 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and nine months ended June 30, 2022, we reported net change in unrealized depreciation on investments of $17.7 million and $3.7 million, respectively. For the three and nine months ended June 30, 2021, we reported net change in unrealized appreciation on investments of $14.2 million and $48.8 million, respectively. As of June 30, 2022 and September 30, 2021, our net unrealized appreciation on investments totaled $7.7 million and $11.0 million, respectively. The net change in unrealized appreciation on our investments compared to the same period in the prior year was primarily due to changes in the market conditions of our investments and the values at which they were held.

For the three and nine months ended June 30, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of less than $0.1 million and $1.3 million, respectively. For the three and nine months ended June 30, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $3.2 million and $(11.3) million, respectively. As of June 30, 2022 and September 30, 2021, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $8.5 million and $7.2 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net (decrease) increase in net assets resulting from operations totaled $(5.1) million and $16.6 million, or $(0.12) and $0.42 per share, respectively, for the three and nine months ended June 30, 2022. Net increase in net assets resulting from operations totaled $14.7 million and $52.5 million, or $0.38 and $1.35 per share, respectively, for the three and nine months ended June 30, 2021. The decrease in the net change in net assets from operations for the three and nine months ended June 30, 2022 compared to the same period in the prior year was primarily due to a lower realized and unrealized change in our investment and debt.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 166% and 175%, respectively.

The annualized weighted average cost of debt for the nine months ended June 30, 2022 and 2021, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 3.7% and 3.4%, respectively. As of June 30, 2022 and September 30, 2021, we had $40.7 million and $80.6 million of unused borrowing capacity under the Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $300 million as of June 30, 2022 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above LIBOR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of June 30, 2022 and September 30, 2021, Funding I borrowed $259.3 million and $219.4 million under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 3.3% and 2.3%, exclusive of the fee on undrawn commitments as of June 30, 2022 and September 30, 2021, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2022, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $97.0 million and $117.8 million was outstanding as of June 30, 2022 and September 30, 2021, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031

Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both June 30, 2022 and September 30, 2021, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 2.7%.

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

During the three months ended June 30, 2022, we issued 136,072 shares of our Common Stock under the ATM Program at a weighted-average price of $13.38 per share, raising $1.8 million of gross proceeds. Net proceeds were $1.8 million after commissions to the Sales Agents on shares sold. During the nine months ended June 30, 2022, we issued 2,464,910 shares of our Common Stock under the ATM Program at a weighted-average price of $13.12 per share, raising $32.3 million of gross proceeds. Net proceeds were $31.9 million after commissions to the Sales Agents on shares sold. As of June 30, 2022, we had $41.3 million available under the ATM Program.

Since inception of the ATM Program through June 30, 2022, we have issued 2,573,564 shares of our Common Stock at a weighted-average price of $13.11, raising $33.7 million of gross proceeds. Net proceeds were $33.2 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the ATM Program.

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

As of June 30, 2022 and September 30, 2021, we had cash equivalents of $40.6 million and $49.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $111.6 million for the nine months ended June 30, 2022, and our financing activities provided cash of $101.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily due to the issuance of $85 million of our 2026 Add-on Notes borrowings under our Credit Facility.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2022 and September 30, 2021, PSSL had total assets of $790.3 million and $603.6 million, respectively. As of June 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.1 million and the five largest investments totaled $86.6 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSSL was $18.9 million and the five largest investments totaled $84.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2022 and September 30, 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $190.2 million (additional $19.9 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $81.5 million (additional $8.5 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

In May 2022 PSSL has entered into a $325.0 million (increased from $225.0 million in May 2022) senior secured revolving credit facility which bears interest at daily simple SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2022	September 30, 2021
Total investments	$746,819	$564,783
Weighted average cost yield on income producing investments	8.2%	7.1%
Number of portfolio companies in PSSL	89	74
Largest portfolio company investment	$19,126	$18,933
Total of five largest portfolio company investments	$86,629	$84,287

Below is a listing of PSSL’s individual investments as of June 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,107.3%
Ad.net Acquisition, LLC	5/6/2026	Media	8.25%	3M L+600	8,910	$8,804	$8,910
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	7.22%	3M L+600	10,000	9,806	9,800
Altamira Technologies, LLC	7/24/2025	Business Services	9.24%	3M L+800	5,300	5,178	5,048
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+525	4,898	4,859	4,898
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,013	1,013	1,008
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	7.75%	3M L+625	2,207	2,207	2,196
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	6.78%	3M L+525	11,143	11,073	11,087
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.00%	3M L+575	8,443	8,333	8,337
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	7.44%	SOFR + 575	4,688	4,597	4,571
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	7.20%	SOFR + 500	15,330	15,110	15,176
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+850	2,432	2,432	2,432
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	7.25%	3M L+625	14,974	14,913	14,824
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.74%	3M L+325	12,380	12,346	12,281
CF512, Inc.	8/20/2026	Media	7.58%	3M L+600	4,963	4,875	4,888
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	6.75%	3M L+450	5,571	5,495	5,571
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	8.00%	1M L+575	9,377	9,347	9,049
Connatix Buyer, Inc.	7/13/2027	Media	6.91%	3M L+550	3,970	3,901	3,901
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	6.75%	1M L+575	2,116	2,088	2,084
Crash Champions, LLC	8/5/2025	Automobiles	7.20%	3M L+500	14,880	14,623	14,806
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575	8,678	8,664	8,678
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575	7,267	7,255	7,267
Dr. Squatch, LLC	8/31/2027	Personal Products	8.00%	3M L+600	14,900	14,634	14,900
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	7.42%	1M L+575	15,218	15,138	14,777
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	7.15%	1M L+550	10,316	10,173	10,099
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	9.75%	3M L+750	2,627	2,603	2,560
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	6.32%	3M L+450	4,987	4,987	4,887
Exigo Intermediate II, LLC	3/15/2027	Software	7.42%	1M L+575	12,968	12,783	12,773
Fairbanks More Defense	6/17/2028	Aerospace and Defense	7.63%	3M L+475	9,925	9,884	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	7.92%	3M L+625	14,713	14,489	14,419
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	7.00%	3M L+600	3,914	3,897	3,797
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	8.00%	3M L+575	2,375	2,321	2,310
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	7.25%	1M L+525	2,392	2,345	2,368
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	8.25%	3M L+600	4,975	4,883	4,876
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,060	3,009	2,998
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	7.00%	3M L+600	9,975	9,820	9,875
Imagine Acquisitionco, LLC	11/15/2027	Software	6.91%	1M L+550	5,377	5,270	5,216
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.81%	3M L+700	16,662	16,289	16,245
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	7.00%	3M L+575	11,225	11,201	11,225
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	SOFR + 575	6,000	5,913	5,942
ITI Holdings, Inc.	3/3/2028	IT Services	7.08%	SOFR + 550	3,990	3,924	3,910
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.67%	1M L+625	19,300	19,124	19,126
Kinetic Purchaser, LLC	11/10/2027	Personal Products	7.75%	3M L+600	11,872	11,685	11,635
Lash OpCo, LLC	2/18/2027	Personal Products	9.25%	3M L+700	14,391	14,097	14,247
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,576	10,535	10,301
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	7.52%	3M L+575	10,638	10,452	10,425
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	6.25%	3M L+550	4,386	4,309	3,992
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	6.69%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production		—	589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	6.69%	1M L+525	4,837	3,469	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	7.17%	1M L+550	9,925	9,800	9,826
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	6.75%	3M L+575	7,425	7,309	7,351
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	7.75%	3M L+650	2,402	2,357	2,342
MeritDirect, LLC	5/23/2024	Media: Advertising, Printing & Publishing	7.75%	3M L+550	5,355	5,267	5,328
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	7.20%	SOFR+500	5,844	5,842	5,774
Municipal Emergency Services, Inc.	9/28/2027	Distributors	7.25%	3M L+500	3,474	3,412	3,342
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	6.25%	1M L+550	10,847	10,659	10,793
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.50%	3M L+500	14,513	14,462	14,259
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	6.95%	SOFR+475	5,073	5,017	4,996
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	7.92%	1M L+625	14,807	14,548	14,511
Output Services Group, Inc.	3/27/2024	Business Services	6.01%	3M L+425	7,663	7,784	6,284
Owl Acquisition, LLC	2/4/2028	Professional Services	6.75%	3M L+575	4,000	3,925	3,880
Ox Two, LLC	5/18/2026	Construction and Building	9.32%	3M L+600	4,938	4,875	4,839
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	6.57%	1M L+500	9,618	9,340	8,656
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	8.17%	1M L+650	8,259	8,130	8,114
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.00%	3M L+575	1,566	1,563	1,566
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	7.75%	3M L+550	2,587	2,502	2,244
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.50%	1M L+625	3,932	3,854	3,854
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	8.20%	SOFR+600	4,988	4,914	4,788
Recteq, LLC	1/29/2026	Leisure Products	8.25%	3M L+600	4,938	4,863	4,814
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	6.50%	3M L+550	10,596	10,528	9,961
Sales Benchmark Index LLC	1/3/2025	Professional Services	8.25%	3M L+600	5,281	5,218	5,281

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sargent & Greenleaf Inc.	1/27/2021	Wholesale	7.15%	3M L+550	5,390	$5,348	$5,337
Schlesinger Global, Inc.	2/13/2020	Business Services	8.70%	SOFR+500	11,832	11,976	11,654
Sigma Defense Systems, LLC	12/29/2021	Aerospace and Defense	10.75%	1M L+850	14,810	14,486	14,588
Smile Brands Inc.	7/31/2022	Healthcare and Pharmaceuticals	5.62%	3M L+450	12,480	12,356	12,137
Solutionreach, Inc.	11/5/2019	Healthcare and Pharmaceuticals	7.42%	1M L+575	5,663	5,638	5,448
Spendmend Holdings LLC	3/23/2022	Healthcare Technology	7.38%	SOFR+575	2,964	2,922	2,887
STV Group Incorporated	6/8/2021	Construction and Building	6.92%	3M L+525	9,075	9,008	8,939
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	12/3/2021	Aerospace and Defense	8.83%	SOFR+600	14,925	14,645	14,686
TAC LifePort Purchaser, LLC	3/17/2021	Aerospace and Defense	8.25%	1M L+600	4,424	4,356	4,406
TeleGuam Holdings, LLC	6/8/2021	Telecommunications	8.25%	3M L+450	10,248	10,228	10,248
Teneo Holdings LLC	1/27/2021	Business Services	6.85%	3M L+625	2,292	2,289	2,246
The Aegis Technologies Group, LLC	1/27/2021	Aerospace and Defense	8.06%	3M L+500	5,674	5,606	5,617
The Bluebird Group LLC	8/26/2021	Professional Services	8.75%	1M L+700	1,715	1,686	1,732
The Infosoft Group, LLC	5/26/2021	Media: Broadcasting and Subscription	7.19%	3M L+525	13,030	13,025	12,900
The Vertex Companies, LLC	12/20/2021	Construction and Engineering	7.17%	1M L+550	5,592	5,489	5,491
TPC Canada Parent, Inc. and TPC US Parent, LLC	2/7/2020	Consumer Goods: Non-Durable	6.97%	3M L+475	8,767	8,618	8,504
TVC Enterprises, LLC	5/6/2022	Diversified Consumer Services	7.67%	3M L+550	14,990	14,887	14,690
TWS Acquisition Corporation	7/17/2019	Diversified Consumer Services	8.76%	3M L+625	5,468	5,448	5,441
Tyto Athene, LLC (New Issue)	10/21/2021	IT Services	6.47%	3M L+550	15,589	15,455	14,747
UBEO, LLC	11/6/2018	Capital Equipment	6.75%	3M L+450	17,436	17,340	17,087
Walker Edison Furniture Company LLC	6/9/2021	Wholesale	11.00%	3M L+575	12,619	12,361	12,240
Wildcat Buyerco, Inc.	7/31/2022	Electronic Equipment, Instruments, and Components	7.95%	SOFR+550	8,575	8,532	8,345
Zips Car Wash, LLC	12/29/2021	Automobiles	8.25%	3M L+725	17,000	16,741	16,660

Total First Lien Secured Debt						749,409	743,558
Second Lien Secured Debt - 4.4%
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	10.75%	3M L+850	3,000	2,959	2,925
Total Second Lien Secured Debt						2,959	2,925
Equity Securities - .9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	336
Total Equity Securities						-	336
Total Investments - 1,112.2%						752,368	746,819
Cash and Cash Equivalents - 58.4%
BlackRock Federal FD Institutional 30						39,197	39,190
Total Cash and Cash Equivalents						39,197	39,190
Total Investments and Cash Equivalents —1,170.5%						$791,565	$786,009
Liabilities in Excess of Other Assets — (1,070.5)%							(718,859)
Members' Equity—100.0%							$67,149

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
(4)
Non-income producing security.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	June 30, 2022
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$752,368 and $576,263, respectively)	$746,819	$564,783
Cash and cash equivalents (cost—$39,197 and $28,387, respectively)	39,190	28,374
Interest receivable	2,282	1,414
Receivable for investment sold	—	7,323
Prepaid expenses and other assets	2,038	1,665
Total assets	790,328	603,559
Liabilities
Payable for investments purchased	6,609	31,963
Credit facility payable	249,500	112,000
2032 Asset-backed debt, net (par—$246,000)	243,213	242,757
Notes payable to members	217,350	161,000
Interest payable on Credit Facility	2,662	1,741
Interest payable on notes to members	3,662	2,656
Accrued other expenses	183	178
Total liabilities	723,179	552,295
Members' equity	67,149	51,263
Total liabilities and members' equity	$790,328	$603,559

(1) As of June 30, 2022 and September 30, 2021, PSSL had unfunded commitments to fund investments of $0.6 million and $0.6 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Interest	$13,535	$8,688	$36,467	$23,741
Other income	65	506	1,084	757
Total investment income	13,600	9,194	37,551	24,498
Expenses:
Interest and expense on credit facility and asset-backed debt	4,667	2,623	11,514	6,589
Interest expense on notes to members	4,510	3,289	11,704	9,283
Administrative services expenses	300	300	900	900
Other general and administrative expenses	289	227	867	617
Total expenses	9,766	6,439	24,985	17,389
Net investment income	3,834	2,755	12,566	7,109
Realized and unrealized (loss) gain on investments and credit facility foreign currency translation currency translations:
Net realized loss on investments	(24)	(3,403)	(14,956)	(4,679)
Net change in unrealized appreciation (depreciation) on:
Investments	(5,232)	1,920	6,325	9,584
Credit facility foreign currency translation	—	—	—	(489)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	(5,232)	1,920	6,325	9,095
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	(5,256)	(1,483)	(8,631)	4,416
Net increase (decrease) in members' equity resulting from operations	$(1,422)	$1,272	$3,935	$11,525
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

During the three and nine months ended June 30, 2022, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $11.8 and $34.1 million, respectively. During the three and nine months ended June 30, 2021, we declared distributions of $0.285 and $0.855 per share, respectively, for total distributions of $11.1 and $33.2 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

In June 2022, the FASB issued Accounting Standards Update, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(4,460)	$(0.11)
Up 1%	6,966	0.17
Up 2%	13,281	0.32
Up 3%	19,596	0.47
Up 4%	$25,911	$0.63

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

10.1*	Amended and Restated Administration Agreement between the Registrant and PennantPark Investment Administration LLC, dated July 1, 2022

10.2*	Equity Distribution Agreement – JMP Securities LLC

10.3*	Equity Distribution Agreement – Raymond James & Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 3, 2022	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)