Form 10-K
period 2022-09-30
PennantPark Floating Rate Capital Ltd.
filed 2022-11-17
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00891

PENNANTPARK FLOATING RATE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

MARYLAND	27-3794690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue Miami, Florida	33139
(Address of principal executive offices)	(Zip Code)

(786) 297-9500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PFLT	The New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2022 based on the closing price on that date of $13.51 on The New York Stock Exchange was approximately $619.4 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 45,345,638 shares of the Registrant’s common stock outstanding as of November 17, 2022.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:

•
our ability to remain in compliance with the financial and operational covenants of the Credit Facility, as well as the risks associated with our wholly owned subsidiary, Funding I, and the restrictions imposed on Funding I by the Credit Facility;

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

•
the use of leverage to fund our investments, including the indebtedness resulting from the Credit Facility, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

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

•
changes to political, economic or industry conditions or conditions affecting the financial and capital markets, including changes caused by the ongoing invasion of Ukraine by Russia and the United Kingdom's withdrawal from the European Union, that could cause volatility or prolonged disruption of the capital markets and impact the value of our assets;

•
the novel coronavirus ("COVID-19") pandemic and its effect on our results of operations and the operations of our portfolio companies;

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

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Prior Credit Facility. On August 12, 2021, we terminated the Prior Credit Facility, and Funding I, as borrower, entered into the Credit Facility, which provides the ability for Funding I to borrow up to $366 million (increased from $300 million in September 2022). The Credit Facility is secured by all of the assets of Funding I.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $17.1 billion in 628 companies with more than 200 different financial sponsors through its managed funds, which includes investments by the Company totaling $5.0 billion in 451 companies.

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

Leverage

As of September 30, 2022, we maintained a $366 million (increased from $300 million in September 2022) Credit Facility, which matures in August 2026, with the Lenders. The Credit Facility currently bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period ends in August 2024, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points. The Credit Facility is secured by all of the assets held by Funding I, under which we had $168.8 million outstanding as of September 30, 2022. The Credit Facility had a weighted average interest rate of 4.9%, exclusive of the fee on undrawn commitments as of September 30, 2022 . The Credit Facility had a weighted average interest rate of 2.3%, exclusive of the fee on undrawn commitments as of September 30, 2021. As of September 30, 2022 and 2021, we had $197.2 million and $80.6 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 140% and 170% of our net assets, or approximately 60% to 65% of our managed assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing.

As of September 30, 2022 and 2021 we had $97.0 million and $117.8 million in aggregate principal amount of 2023 Notes outstanding, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee. The 2023 Notes pay interest at a rate of 4.3% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

In March 2021, and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. As of September 30, 2022 and 2021, we had $185.0 million and $100.0 million in aggregate principal amount of 2026 Notes outstanding, respectively. The 2026 Notes were issued pursuant to the Base Indenture, dated March 23, 2021 (the “Base Indenture”), between the Company and American Stock Transfer & Trust Company, LLC (the “Trustee”), as supplemented by the First Supplemental Indenture, dated March 23, 2021, between the Company and the Trustee. The 2026 Notes are due on April 1, 2026 and may be redeemed in whole or in part at the Company’s option. The 2026 Notes bear interest at a rate of 4.25% per year payable semi-annually on April 1 and October 1 of each year. The 2026 Notes are the Company’s direct unsecured obligations and rank pari passu in right of payment with the Company’s current and future unsecured unsubordinated indebtedness, senior to any of the Company’s future indebtedness that expressly states it is subordinated in right of payment to the 2026 Notes, effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured, but to which the Company subsequently grant security) to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. As of both September 30, 2022 and 2021, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 4.6% and 2.6%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of September 30, 2022, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2022 and 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 178% and 175%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Our Corporate Information

Our administrative and principal executive offices are located at 1691 Michigan Avenue, Miami, Florida. Our common stock is quoted on The New York Stock Exchange, under the symbol “PFLT.” Our phone number is (786) 297-9500, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. In addition, the SEC maintains an Internet website at www.sec.gov that contains material that we file with the SEC on the Electronic Data Gathering, Analysis and Retrieval, or EDGAR, Database.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2022 (1)	Portfolio Company	2021 (1)
By Light Professional IT Services, LLC	5%	By Light Professional IT Services, LLC	4%
Marketplace Events LLC	3	Lilly Lashes	4
Ox Two, LLC	3	Marketplace Events LLC	4
GCOM Software LLC	3	Lightspeed Buyer Inc.	3
TVC Enterprises, LLC	3	MeritDirect, LLC	3
Lightspeed Buyer Inc.	3	Ox Two, LLC	3
Kinetic Purchaser, LLC	2	TVC Enterprises, LLC	3
Apex Service Partners, LLC	2	GCOM Software LLC	2
Cartessa Aesthetics, LLC	2	Lombart Brothers, Inc.	2
UBEO, LLC	2	UBEO, LLC	2

Industry	2022 (1)	Industry	2021 (1)
Professional Services	9%	Media	9%
Media	7	Professional Services	8
Personal Products	7	Personal Products	7
IT Services	6	Capital Equipment	6
High Tech Industries	5	Commercial Services & Supplies	5
Media: Diversified and Production	5	IT Services	5
Commercial Services & Supplies	5	Media: Diversified and Production	5
Aerospace and Defense	4	Business Services	4
Capital Equipment	4	Healthcare Technology	4
Healthcare Technology	4	High Tech Industries	4

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2022, 2021, and 2020, the Investment Adviser earned a base management fee of $11.9 million, $10.7 million and $11.4 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2022, 2021, and 2020, the Investment Adviser earned $11.6 million, $5.3 million and $9.3 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2022, 2021, and 2020, we accrued an incentive fee on capital gains of approximately zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2022, 2021, and 2020 was zero, respectively.

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

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 1691 Michigan Avenue, Miami, Florida 33139.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2022. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2023. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2022, 2021 and 2020, we reimbursed the Investment Adviser approximately $0.6 million, $1.1 million and $1.6 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

On July 1, 2022, the Administration Agreement with the Administrator was amended to clarify that the Administrator may be reimbursed by the Company for certain (i) tax and general legal advice and/or services provided to the Company by in-house professionals of the Administrator related to ongoing operations of the Company; and (ii) transactional legal advice and/or services provided to the Company or portfolio companies by in-house professionals of the Administrator or its affiliates on matters related to potential or actual investments and transactions, including tax structuring and/or due diligence.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2023. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2022 and 2021, PSSL had total assets of $796.8 million and $603.6 million, respectively. PSSL’s portfolio consisted of debt investments in 95 portfolio companies as of September 30, 2022. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSSL was $18.9 million and the five largest investments totaled $84.3 million

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2022 and 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of September 30, 2022 and 2021, our investment made in PSSL consisted of first lien secured debt of $190.2 million (additional $19.9 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $81.5 million (additional $8.5 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

Proxy Voting Records

You may obtain information about how we voted proxies, free of charge, by calling us collect at (786) 297-9500 or by making a written request for proxy voting information to: Richard T. Allorto Jr., Chief Financial Officer and Treasurer, 1691 Michigan Ave, Miami, Florida 33139.

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

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov, filed as an exhibit to our annual report on Form 10-K (File No. 814-00891) filed on November 16, 2022.

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

For example:

•
pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A. Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, our 2023 Notes or any securities we may issue, may decline, and an investor may lose all or part of an investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are subject to various covenants under Funding I’s Credit Facility which, if not complied with, could result in reduced availability and/or mandatory prepayments under Funding I’s Credit Facility, our 2023 Notes, the 2026 Notes and our 2031 Asset-Backed Debt.

In addition to the asset coverage ratio requirements, the Credit Facility contains various covenants applicable to Funding I, which restricts our ability to borrow funds, and the deed of trust governing our 2023 Notes, the indenture governing our 2026 Notes and the indenture governing our 2031 Asset-Backed Debt contain various covenants which, if not complied with, could accelerate repayment of the 2023 Notes, the 2026 Notes and the 2031 Asset-Backed Debt, respectively. For example, the Credit Facility’s income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall. This could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense on the Credit Facility, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

If general interest rates continue to rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, continued rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as any increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

The pending discontinuation and replacement of LIBOR may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.

In July 2017, the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published on a representative basis, and it is anticipated that after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published on a representative basis. Although some settings of U.S. dollar LIBOR continue to be published, there is no assurance that LIBOR will continue to exist as a representative rate until June 30, 2023, or at any time thereafter. Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR, the replacement of LIBOR with any alternative reference rate, such as SOFR (or an alternative reference rate based on SOFR) or any other changes or reforms to LIBOR could have an adverse impact on the market value of and/or transferability of any floating-rate debt securities in our portfolio or issued by us. In addition, certain statutory regimes which cause a legislative transaction away from LIBOR to an alternative reference rate may apply, e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act to certain floating-rate debt securities in our portfolio or issued by us and could have a material and adverse impact on the value or liquidity of those instruments.

The IRS has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

Our business depends on the communications and information systems, including financial and accounting systems, of the Investment Adviser, the Administrator and our external service providers. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies, material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may not replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been or are affiliated.

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

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the 90% Income Test, the Diversification Tests, and the Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or are deemed to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year an amount at least equal to the Excise Tax Avoidance Requirement.

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

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was enacted which amended the 1940 Act to decrease this percentage from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity) for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On April 5, 2018, our board of directors approved such reduction. As such, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirement, which may increase the risk of investing in us. Under the 200% minimum asset coverage ratio, we were permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity and, under the 150% minimum asset coverage ratio, we are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a)(2) of the 1940 Act permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1-to-1 to a maximum of 2-to-1. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage.

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

We have indebtedness outstanding pursuant to the Credit Facility, 2023 Notes, 2026 Notes and the 2031 Asset-Backed Debt and expect in the future to borrow additional amounts under the Credit Facility or other debt securities, subject to market availability, and, may increase the size of the Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with the Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to the Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As noted above, on April 5, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduction of our asset coverage ratio. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% to 150%, so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us.

As of September 30, 2022 and 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 178% and 175%, respectively. Since our leverage was 128% and 138% of our net assets as of September 30, 2022 and 2021, respectively, we would have to receive an annual return of at least 2.2% and 1.8%, respectively, to cover annual interest payments.

As of September 30, 2022, we had outstanding borrowings of $168.8 million under the Credit Facility, $97.0 million outstanding under our 2023 Notes, $185.0 million under our 2026 Notes, and $228.0 million outstanding under the 2031 Asset-Backed Debt. Our consolidated debt outstanding was $678.8 million and had a weighted average annual interest rate at the time of 4.5%, exclusive of the fees on the undrawn commitment on the Credit Facility. This example is for illustrative purposes only, and actual interest rates on the Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2022 of 54.7% of total assets (including such borrowed funds), at the current interest rate at the time of 3.9%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	0%	5.0%	10.0%
Corresponding return to common stockholders (2)	(28.2)%	(16.6)%	(5.0)%	6.6%	18.3%

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

As a result of any issuance of debt securities and borrowings under the Credit Facility, the 2023 Notes, the 2026 Notes and the 2031 Asset-Backed Debt, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

Our Credit Facility expires in August 2026. We utilize proceeds from the Credit Facility to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under the Credit Facility. This means that we will have to extend the maturity of the Credit Facility or refinance our indebtedness under the Credit Facility in order to avoid selling investments at maturity of the Credit Facility, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance the Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under the Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers. We, along with our Investment Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to the Credit Facility, future decreases of fair value of our debt is expected to have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as the Credit Facility. This is expected to mitigate volatility in our earnings and NAV. As a result, results for any period should not be relied upon as being indicative of future performance.

We may in the future issue securities for which there is no public market and for which we expect no public market to develop.

In order to raise additional capital, we may issue debt or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on The New York Stock Exchange and the TASE, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Act or implementing its regulations or any repeal or revision thereto will have on our business, financial condition and results of operations.

The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has impacted the BDC space. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down Funding I’s Credit Facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or recession or an operational problem that affects our counterparties or us, and could materially damage our business.

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

RISKS RELATING TO OUR INVESTMENTS

Our investments in prospective portfolio companies may be risky, and an investor could lose all or part of an investment.

We intend to invest primarily in floating rate loans, which may consist of first lien secured debt, second lien secured debt, subordinated debt and selected equity investments issued by U.S. middle-market companies.

1.
Floating Rate Loans: The floating rate loans we invest in are usually rated below investment grade or may also be unrated. Investments in floating rate loans rated below investment grade are considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could reduce our NAV and income distributions. An economic downturn would generally lead to a higher default rate by portfolio companies. A rloating rate loan may lose significant market value before a default occurs and we may experience losses due to the inherent illiquidity of the investments. Moreover, any specific collateral used to secure a floating rate loan may decline in value or become illiquid, which would adversely affect the floating rate loan’s fair value. Floating rate loans are subject to a number of risks, including liquidity risk and the risk of investing in below investment grade, variable-rate securities.

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

Because we generally do not hold controlling equity interests in our portfolio companies, we are not in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Because we generally do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the market value of our investments.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and economic and political developments. We may employ hedging techniques such as using the Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

The Company has adopted updated policies and procedures in compliance with Rule 18f-4. The Company expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and the Company’s Investors.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The New York Stock Exchange at $9.60 and $12.79 on September 30, 2022 and 2021, respectively. Our NAV per share was $11.62 and $12.62 as of the same dates, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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
•
loss of a major funding source.

Since our initial listing on The Nasdaq Global Select Market to our voluntarily withdrawal of the principal listing of common shares from the Nasdaq Stock Market LLC effective at market close on April 13, 2022 and subsequent listing and trading of the Company's common stock on the New York Stock Exchange, which commenced April 14, 2022, our shares of common stock have traded at a wide range of prices. We can offer no assurance that our shares of common stock will not display similar volatility in future periods.

We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations under the Credit Facility or any future credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment selection criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

The 2023 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2023 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of September 30, 2022, we had $168.8 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2023 Notes to the extent of the value of such assets.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facility, or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2023 Notes and substantially decrease the market value of the 2023 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to the Credit Facility, or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2023 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act (commonly known as “FATCA”) provisions of the Code. This U.S. withholding tax may apply to certain payments of interest on the 2023 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any notes are held, the holder could be subject to this 30% U.S. withholding tax in respect of any interest paid on the notes. Proposed Treasury Regulations, if finalized in their present form, would eliminate the application of this 30% U.S. withholding tax in respect of payments of certain gross proceeds. Pursuant to these proposed Treasury Regulations, we and any other applicable withholding agent may (but are not required to) rely on this proposed change to FACTA withholding until final regulations are issued or until such proposed Treasury Regulations are rescinded. Holders of the 2023 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the 2023 Notes.

It may be difficult to obtain and enforce civil judgments against us and our directors, officers and experts.

We are a Maryland corporation and our principal executive offices are located in Miami, Florida. All of our assets are located outside of Israel. As a result, even though the deed of trust for the 2023 Notes is governed by Israeli law and any disputes thereunder are stipulated to be adjudicated in Israeli courts, holders of the 2023 Notes may have difficulty enforcing in Israel judgments they may obtain in an Israeli court against us.

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

The 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of September 30, 2022, we had

$168.8 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2026 Notes to the extent of the value of such assets.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facility, the 2023 Notes, the 2031 Asset-Backed Debt or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders or holders under the Credit Facility, the 2023 Notes, the 2031 Asset-Backed Debt or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders or holders under the agreements relating to the Credit Facility, the 2023 Notes, the 2031 Asset-Backed Debt or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility, the 2023 Notes, the 2031 Asset-Backed Debt or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders or holders having secured obligations, including the lenders or holders under the Credit Facility and the 2031 Asset-Backed Debt, could proceed against the collateral securing such debt. Because the Credit Facility, the 2023 Notes and the 2031 Asset-Backed Debt have, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

GENERAL RISK FACTORS

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on the Company's portfolio and the value of any investment in the Company.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company's portfolio and the value of any investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

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

United Kingdom’s Withdrawal from the European Union.

The U.K. ceased to be a member of the EU with effect from January 31, 2020 (such departure from the EU, “Brexit”). On December 24, 2020, a trade agreement was concluded between the EU and the U. K. (the “TCA”), which formally took effect on May 1, 2021, and now governs the relationship between the U.K. and EU.

Although the TCA covers many issues, it is silent on items such as financial services equivalence. As such, there remains uncertainty as to the scope, nature and terms of the relationship between the U.K. and the EU and the effect and implications of the TCA.

The actual and potential consequences of Brexit, and the associated uncertainty, have adversely affected, and for the foreseeable future may adversely affect, economic and market conditions in the U.K., in the EU and its member states and elsewhere, and may also contribute to uncertainty and instability in global financial markets, which could adversely affect our business, financial results and results of operations and those of our portfolio companies. There may be detrimental implications for the value of the Company’s investments. This may be due to, among other things: (i) increased uncertainty and volatility in U.K., EU and other financial markets; (ii) fluctuations in asset values; (iii) fluctuations in exchange rates; (iv) increased illiquidity of investments located, listed or traded within the U.K., the EU or elsewhere; (v) changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or (vi) changes in legal and regulatory regimes to which the Company or certain of the Company’s assets and/or service providers are or become subject.

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

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio requirements for a BDC, as defined under the 1940 Act. Declining portfolio values negatively impact our ability to borrow additional funds under the Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments and could materially damage our business, financial condition and results of operations.

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

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock or our 2026 Notes fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2022, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Global Stock Market effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange and the TASE under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for each full quarterly period within the fiscal years ended September 30, 2022 and 2021.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices		of High Sale	of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2022
Fourth quarter	$11.62	$13.19	$9.60	14%	(17)%	$0.285
Third quarter	12.21	14.20	10.45	16	(14)	0.285
Second quarter	12.62	13.56	12.23	7	(3)	0.285
First quarter	12.70	13.80	12.23	9	(4)	0.285
Year Ended September 30, 2021
Fourth quarter	$12.62	$13.41	$12.51	6%	(1)%	$0.285
Third quarter	12.81	13.19	11.94	3	(7)	0.285
Second quarter	12.71	12.63	10.46	(1)	(18)	0.285
First quarter	12.70	10.96	7.80	(14)	(39)	0.285

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the New York Stock Exchange at $9.60 and the Nasdaq Global Select Market at $12.79 on September 30, 2022 and 2021, respectively. Our NAV per share was $11.62 and $12.62 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2022, we had 37 stockholders of record.
Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2022.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2022.

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

In January 2023, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, for our fiscal and taxable years ended September 30, 2022 and 2021 from ordinary income (including short-term gains), if any, totaled $46.7 million , or $1.14 per share , and $44.2 million, or $1.14 per share, based on the weighted average shares outstanding for the respective periods. Additionally, for both years ended September 30, 2022 and 2021, we did not pay any distributions from long-term capital gains.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index (the "S&P Index") and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2017, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

PFLT
S&P 500
Russell 2000
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is being provided to update, as of September 30, 2022, certain information in our registration statement on Form N-2 (File No. 333-235532), most recently declared effective by the SEC on January 29, 2020. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(3)
Management fees	2.35%	(4)
Incentive fees	2.29%	(5)
Interest on borrowed funds	5.85%	(6)
Acquired fund fees and expenses	7.35%	(7)
Other expenses	0.71%	(8)
Total estimated annual expenses	18.55%	(9)

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

(3)
Net assets attributable to common shares equals average net assets for the fiscal year ended September 30, 2022.
(4)
The contractual management fee is calculated at an annual rate of 1.00% of our average adjusted gross assets on September 30, 2022. The contractual management fee is calculated at an annual rate of 1.00% of our average adjusted gross assets on September 30, 2022.
(5)
The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2022. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2022. For more detailed information about the incentive fee, please see “Item 1. Business—Investment Management Agreement” and “Item 1. Business—Investment Advisory Fees”.
(6)
As of September 30, 2022, we had $168.8 million in borrowings outstanding under the Credit Facility, $97.0 million outstanding under our 2023 Notes, $185.0 million outstanding under of 2026 Notes and $228.0 million outstanding under the 2031 Asset-Backed Debt. We may use proceeds of an offering of securities under any applicable registration statement to repay outstanding obligations under the Credit Facility. After completing any such offering, we may continue to borrow under the Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense, amendment costs incurred on the Credit Facility, and debt issuance costs, if any, for the fiscal year ended September 30, 2022 and we caution you that our actual interest expense in the future will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the amount provided in this table.
(7)
Our stockholders indirectly bear 87.5% of the expenses of our investment in PSSL. No management fee is charged by PennantPark Investment Advisers in connection with PSSL. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSSL fees and operating expenses are based on our share of the actual fees and operating expenses of PSSL for the fiscal year ended September 30, 2022. Expenses for PSSL may fluctuate over time and may be substantially higher or lower in the future.
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
(9)
“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of average net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 7.47% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.0% sales load (underwriting discounts and commissions) and offering expenses totaling 0.50%, (2) total net estimated annual expenses of 16.26% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$183	$431	$626	$952
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$191	$449	$647	$965

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

None

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•
our future operating results;

•
our business prospects and the prospects of our prospective portfolio companies, including as a result of the pandemic caused by COVID-19 or any future worsening there of;

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the COVID-19 pandemic or any future worsening there of;

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

•
increasing levels of inflation, and its impact on us and our portfolio companies;

•
the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•
the impact of future legislation and regulation on our business and our portfolio companies; and

•
the impact of the ongoing invasion of Ukraine by Russia, United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) and other world economic and political issues.

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

At-the-Market Offering

On August 20, 2021, the Company entered into equity distribution agreements (together, as amended from time to time, the "Equity Distribution Agreements") with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents (each, a "Sales Agent," and together, the "Sales Agents"), in connection with the sale of shares of our Common Stock with an aggregate offering price of up to $75 million under an at-the-market offering. On May 5, 2022, we amended the Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Equity Distribution Agreements, as amended, provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our Common Stock.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2022, our portfolio totaled $1,164.3 million and consisted of $1,009.6 million of first lien secured debt (including $190.2 million in PSSL), $0.1million of second lien secured debt and $154.5 million of preferred and common equity (including $49.4 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $8.7 million. Our overall portfolio consisted of 125 companies with an average investment size of $9.3 million, had a weighted average yield on debt investments of 10.0%, and was invested 87% in first lien secured debt (including 16% in PSSL), less than 1% in second lien secured debt and 13% in preferred and common equity (including 4% in PSSL). As of September 30, 2022, 99% of the investments held by PSSL were first lien secured debt.

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

For the year ended September 30, 2022, we invested $607.8 million in 34 new and 129 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the same period totaled $495.2 million.

For the year ended September 30, 2021, we invested $661.1 million in 35 new and 68 existing portfolio companies with a weighted average yield on debt investments of 7.4%. Sales and repayments of investments for the same period totaled $702.1 million.

PennantPark Senior Secured Loan Fund I LLC

As of September 30, 2022, PSSL’s portfolio totaled $754.7 million, consisted of 95 companies with an average investment size of $8.0 million and had a weighted average yield on debt investments of 9.6%. As of September 30, 2021, PSSL’s portfolio totaled $564.8 million, consisted of 74 companies with an average investment size of $7.6 million and had a weighted average yield on debt investments of 7.1%.

For the year ended September 30, 2022, PSSL invested $278.8 million (of which $270.6 million was purchased from the Company) in 34 new and 20 existing portfolio companies with a weighted average yield on debt investments of 8.1%. PSSL’s sales and repayments of investments for the same period totaled $102.4 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt and the Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Our 2023 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards of directors can satisfy their valuation obligations and requires, among other things, the board of directors to periodically assess material valuation risks and take steps to manage those risks. The rule also permit boards of directors, subject to board oversight and certain other conditions, to designate the fund’s investment adviser to perform fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. We came into compliance with Rule 2a-5 under the 1940 Act before the compliance date. While our board of directors has not elected to designate the Investment Adviser as the valuation designee at this time, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 under the 1940 Act.

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt and the Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and $2.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2022 and 2021, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the years September 30, 2022 and 2021, the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(4.9) million and $(11.6) million, respectively. As of September 30, 2022 and 2021, the net unrealized depreciation on the Credit Facility or Prior Credit Facility, as applicable, the 2023 Notes totaled $2.3 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, the Credit Facility, the 2023 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

For the years ended September 30, 2022, 2021 and 2020, we recorded a provision for taxes on net investment income of $0.4 million, $0.4 million, and $0.4 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PFLT Investment Holdings, LLC, a wholly-owned subsidiary of the Company) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the years ended September 30, 2022, 2021 and 2020, the Company recognized a provision for taxes of $4.6 million, zero and zero, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of September 30, 2022 and 2021, $4.6 million and zero, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the years ended September 30, 2022 and 2021, the Company paid $1.2 million and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary which were offset by subsequently realized losses, resulting in a $1.2 million prepaid tax asset as of September 30, 2022 included under prepaid expenses and other assets in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2022 and 2021. For information regarding results of operations for the year ended September 30, 2020, see the Company's Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021.

Investment Income

Investment income for the year ended September 30, 2022 was $105.5 million and was attributable to $89.1 million from first lien secured debt and $16.4 million from other investments. The increase in investment income compared to the same periods in the prior year was primarily due to an increase in the size of our portfolio as well as the increase in LIBOR and SOFR indices.

Investment income for the year ended September 30, 2021 was $82.7 million and was attributable to $72.1 million from first lien secured debt and $10.6 million from other investments.

Expenses

Expenses for the year ended September 30, 2022 totaled $56.9 million. Base management fee for the same period totaled $11.9 million, incentive fee totaled $11.6 million, debt related interest and expenses totaled $29.8 million (including $0.4 million attributable to fees associated with the upsizing of the credit facility), general and administrative expenses totaled $3.2 million and provision for taxes totaled $0.4 million. The increase in expenses compared to the prior year was primarily due to a decrease in management fees under our Investment Management Agreement with the Investment Advisor and debt related interest and expenses.

Expenses for the year ended September 30, 2021 totaled $43.1 million. Base management fee for the same period totaled $10.7 million, incentive fee totaled $5.3 million, debt related interest and expenses totaled $24.5 million (including $2.9 million attributable to fees associated with entering into the New Credit Facility amendment fees) general and administrative expenses totaled $2.1 million and provision for taxes totaled $0.4 million.

Net Investment Income

Net investment income totaled $48.6 million, or $1.18 per share, and $39.6 million, or $1.02 per share, for the years ended September 30, 2022 and 2021, respectively. The increase in net investment income compared to the prior year was primarily due to an increase in the size of our portfolio as well as the increase in LIBOR and SOFR indices.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2022 and 2021 totaled $495.2 million and $702.1 million, respectively. Net realized losses totaled $(11.1) million and $12.8 million for the same periods, respectively. The change in realized gains (losses) was primarily due to changes in market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under “Forward-Looking Statements”.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the years ended September 30, 2022 and 2021, we reported net change in unrealized appreciation (depreciation) on investments of $(24.5) million and $41.3 million, respectively. As of September 30, 2022 and 2021, our net unrealized appreciation (depreciation) on investments totaled $(13.1) million and $11.0 million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2022 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under the “Forward-Looking Statements" section above.

For the year ended September 30, 2022 and 2021, the Credit Facility or Prior Credit Facility, as applicable, and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(4.9) million and $(11.6) million and, respectively. As of September 30, 2022 and 2021, our net unrealized depreciation on the Credit Facility or our Prior Credit Facility, as applicable, and the 2023 Notes totaled $2.3 million and $7.2 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2022 compared to the prior year was primarily due to changes in the capital markets, with the economic instability negatively affecting the value, as further discussed above under “Forward-Looking Statements”.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $3.5 million, or $0.08 per share, and $56.5 million, or $1.46 per share, for the years ended September 30, 2022 and 2021, respectively. The decrease in net assets from operations for the year ended September 30, 2022 compared to the prior year was primarily due to depreciation of the portfolio primarily driven by changes in market conditions, as discussed above under “Forward-Looking Statements”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. For information regarding liquidity and capital resources for the year ended September 30, 2020, see the Company's Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 18, 2021.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2022 and 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 178%% and 175%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2022 and 2021, inclusive of the fee on the undrawn commitment on the Credit Facility or Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 4.5% and 3.9%, respectively. As of September 30, 2022 and 2021, we had

$197.2 million and $80.6 million of unused borrowing capacity under the Credit Facility or our Prior Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $366 million as of September 30, 2022, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of September 30, 2022 and 2021, Funding I had $168.8 million and $219.4 million of outstanding borrowings under the Credit Facility or the Prior Credit Facility, as applicable, respectively. The Credit Facility or the Prior Credit Facility, as applicable, had a weighted average interest rate of 4.5% and 2.3%, exclusive of the fee on undrawn commitments, as of September 30, 2022 and 2021, respectively.

During the revolving period, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2026. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2022, we were in compliance with the covenants relating to the Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee, of which $97.0 million and $117.8 million was outstanding as of September 30, 2022 and September 30, 2021, respectively.

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

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both September 30, 2022 and 2021, the Company had $228.0 million, respectively, of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 4.6% and 2.6%, respectively.

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

On August 20, 2021, we entered into equity distribution agreements (together, as may be amended from time to time, the “Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents (each, a “Sales Agent,” and together, the “Sales Agents”), in connection with the sale of shares of our common stock, par value $0.001 per share (the “Common Stock”), with an aggregate offering price of up to $75 million under an at-the-market offering (the “ATM Program”). On May 5, 2022, we amended the Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Equity Distribution Agreements provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our Common Stock.

During the years ended September 30, 2022, and 2021we issued 2,464,910 and 108,654 shares of our Common Stock, respectively, under the ATM Program at a weighted-average price of $13.12 and $12.91 per share, respectively, raising $32.3 million and $1.4 million of gross proceeds, respectively. For the same time period, net proceeds were $31.9 million and $1.4 million, respectively, after commissions to the Sales Agents on shares sold. We incurred $0.1 million and $0.4 million , respectively, of legal and other offering costs associated with establishing the ATM Program. As of September 30, 2022, and 2021, we had $41.3 million and $73.6 million available under the ATM Program.

Since inception of the ATM Program through September 30, 2022, we issued 2,573,564 shares of our Common Stock under the ATM Program at a weighted-average price of $13.11, raising $33.7 million of gross proceeds. Net proceeds were $33.2 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the ATM Program.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

As of September 30, 2022 and 2021, we had cash equivalents of $47.9 million and $49.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $50.0 million for the year ended September 30, 2022, and our financing activities provided cash of $47.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for paying down the Credit Facility and paying distributions to stockholders.

Our operating activities provided cash of $49.6 million for the year ended September 30, 2021, and our financing activities used cash of $56.3 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for paying down the Credit Facility and paying distributions to stockholders.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2022, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Average Market Value Per Unit (3)
Credit Facility
Fiscal 2022	$168,830	$1,776	N/A
Fiscal 2021	219,400	1,746	N/A
Fiscal 2020	308,599	1,677	N/A
Fiscal 2019	265,308	1,786	N/A
Fiscal 2018	333,728	2,122	N/A
Fiscal 2017	253,783	2,780	N/A
Fiscal 2016	232,908	2,601	N/A
Fiscal 2015	29,600	13,598	N/A
Fiscal 2014	146,400	2,469	N/A
Fiscal 2013	99,600	3,109	N/A
2023 Notes
Fiscal 2022	$97,006	$1,776
Fiscal 2021	117,793	1,746	N/A
Fiscal 2020	138,580	1,677	N/A
Fiscal 2019	138,580	1,786	N/A
Fiscal 2018	138,580	2,122	N/A
2026 Notes
Fiscal 2022	$185,000	$1,776	N/A
Fiscal 2021	100,000	1,746	N/A
2031 Asset-Backed Debt
Fiscal 2022	$228,000	$1,776	N/A
Fiscal 2021	228,000	1,746	N/A
Fiscal 2020	228,000	1,677	N/A
Fiscal 2019	228,000	1,786	N/A

(1)	Total cost of each class of senior securities outstanding at the end of the period presented in thousands (000s).

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2022 and 2021, PSSL had total assets of $796.8 million and $603.6 million, respectively. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSSL was $18.9 million and the five largest investments totaled $84.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2022 and 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $190.2 million (additional $19.9 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $81.5 million (additional $8.5 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

In May 2022 PSSL entered into a $325.0 million (increased from $225.0 million in May 2022) senior secured revolving credit facility which bears interest at daily simple SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2022	September 30, 2021
Total investments	$754,722	$564,783
Weighted average cost yield on income producing investments	9.6%	7.1%
Number of portfolio companies in PSSL	95	74
Largest portfolio company investment	$19,250	$18,933
Total of five largest portfolio company investments	$86,872	$84,287

Below is a listing of PSSL’s individual investments as of September 30, 2022 (par and $ in thousands):

Issuer Name	Maturity		Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,330.4%
Ad.net Acquisition, LLC	5/6/2026	Media	9.67%	3M L+600	8,888	$8,788	$8,821
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	8.22%	SOFR+600	9,975	9,790	9,576
Altamira Technologies, LLC	7/24/2025	Business Services	10.81%	3M L+800	5,225	5,113	5,042
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%	3M L+550	4,883	4,851	4,883
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	9.67%	3M L+550	5,284	5,208	5,284
Any Hour Services	7/21/2027	Professional Services	8.33%	3M L+525	3,510	3,441	3,440
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+625	2,202	2,202	2,191
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	7.86%	3M L+525	11,115	11,050	11,059
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.76%	3M L+575	8,421	8,317	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	8.99%	SOFR + 575	4,677	4,588	4,583
Beta Plus Technologies, Inc.	7/1/2029	Business Services	7.76%	SOFR + 525	5,000	4,903	4,900
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	8.62%	SOFR + 500	15,293	15,102	14,956
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+600	2,417	2,417	2,417
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	9.20%	1M L+662	14,822	14,771	14,674
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	11.31%	3M L+325	12,412	12,385	12,288
			(PIK 11.31%)
Cartessa Aesthetics, LLC	5/13/2028	Distributors	9.55%	SOFR + 600	6,484	6,359	6,386
CF512, Inc.	8/20/2026	Media	9.08%	3M L+600	4,950	4,866	4,876
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	8.17%	3M L+450	5,557	5,487	5,557
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	9.27%	1M L+575	9,271	9,247	8,993
			(PIK 1.00%)
Connatix Buyer, Inc.	7/13/2027	Media	8.42%	3M L+550	3,907	3,842	3,810
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.39%	3M L+575	2,110	2,084	2,089
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	8,655	8,653	8,655
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	7,248	7,246	7,248
Dr. Squatch, LLC	8/31/2027	Personal Products	9.42%	3M L+575	14,862	14,610	14,639
DRI Holding Inc.	12/21/2028	Media	8.37%	1M L+525	1,832	1,680	1,643
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	8.87%	1M L+575	15,179	15,103	14,693
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	8.62%	1M L+550	10,278	10,151	10,031
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	10.62%	3M L+750	2,621	2,598	2,581
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	7.82%	3M L+475	4,974	4,974	4,738
Exigo Intermediate II, LLC	3/15/2027	Software	8.87%	1M L+575	12,935	12,759	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	8.39%	3M L+475	10,300	10,238	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	9.37%	1M L+625	14,638	14,427	14,199
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	8.74%	3M L+600	3,904	3,888	3,728
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.17%	3M L+550	2,369	2,320	2,274
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	1M L+500	2,392	2,347	2,356
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,874	4,863
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,052	3,006	3,014
Icon Partners III, LP	5/11/2028	Automobiles	7.55%	3M L+450	2,327	1,997	1,701
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.20%	SOFR+700	9,950	9,833	9,502
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	1M L+550	5,364	5,261	5,230
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	16,620	16,309	16,454
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	8.42%	3M L+475	11,187	11,168	10,963
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	1M L+550	5,966	5,885	5,906
ITI Holdings, Inc.	3/3/2028	IT Services	8.67%	SOFR + 550	3,980	3,917	3,900
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	19,250	19,103	19,250
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	16,830	16,451	16,494
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,355	14,074	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,578	10,539	10,335
			(PIK 2.00%)
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.04%	3M L+575	10,598	10,428	10,254
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	8.31%	3M L+550	4,331	4,258	3,183
Magenta Buyer, LLC	7/31/2028	Software	7.87%	1M L+475	2,695	2,539	2,425
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	8.19%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	8.19%	1M L+525	4,837	3,527	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	8.62%	1M L+550	9,900	9,782	9,851
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	8.56%	3M L+575	7,406	7,296	7,332
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+500	5,000	4,902	4,900
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+650	2,396	2,353	2,372
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	8.70%	SOFR+500	5,829	5,817	5,759
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,465	3,405	3,264
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	7.80%	1M L+550	10,820	10,641	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.75%	3M L+500	14,363	14,319	14,111
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	8.40%	SOFR+475	5,060	4,991	5,060
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	9.37%	1M L+625	14,598	14,353	14,160
Output Services Group, Inc.	3/27/2024	Business Services	9.80%	3M L+425	7,682	7,676	5,838
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,990	3,918	3,890
Ox Two, LLC	5/18/2026	Construction and Building	9.81%	3M L+600	4,925	4,866	4,827
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	8.07%	1M L+500	9,593	9,234	7,674
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	9.62%	1M L+650	8,238	8,111	8,032
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	1,562	1,561	1,562
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,580	2,500	2,309
Pragmatic Institute, LLC	7/6/2028	Education	9.30%	SOFR+575	11,250	11,056	11,138
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.41%	1M L+625	4,845	4,755	4,729
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense		1M L+625	1,888	-	-
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	1/29/2026	Leisure Products	9.92%	3M L+600	4,925	4,856	4,753
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,564	12,354	11,291

Below is a listing of PSSL’s individual investments as of September 30, 2022 (continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	9.67%	3M L+600	5,013	$4,960	$4,963
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	8.62%	3M L+550	5,240	5,202	5,187
Schlesinger Global, Inc.	7/14/2025	Business Services	10.27%	SOFR+500	11,847	11,829	11,551
			(PIK 0.50%)
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,716	14,411	14,421
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,917	11,807	11,470
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,647	5,625	5,511
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,956	2,916	2,873
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,011	8,985
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	14,888	14,623	14,649
Teneo Holdings LLC	7/18/2025	Business Services	8.38%	3M L+625	2,786	2,757	2,623
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%	3M L+500	5,659	5,600	5,603
The Bluebird Group LLC	7/27/2026	Professional Services	10.67%	1M L+700	1,707	1,679	1,724
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	8.47%	3M L+525	12,957	12,952	12,859
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	8.62%	1M L+550	5,578	5,479	5,550
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	8.30%	3M L+475	8,744	8,604	8,482
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	8.87%	3M L+550	14,952	14,871	14,578
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	8.76%	3M L+625	5,468	5,450	5,441
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	7.76%	3M L+550	15,550	15,421	14,446
UBEO, LLC	4/3/2024	Capital Equipment	8.17%	3M L+450	17,390	17,305	17,129
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	SOFR+525	4,975	4,880	4,866
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.42%	3M L+575	12,684	12,438	8,473
			(PIK 3.0%)
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	9.45%	SOFR+550	8,546	8,506	8,261
Zips Car Wash, LLC	3/1/2024	Automobiles	10.35%	3M L+725	16,957	16,711	16,533

Total First Lien Secured Debt						767,316	751,627
Second Lien Secured Debt - 5.0%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	12.17%	3M L+850	3,000	2,963	2,955
Total Second Lien Secured Debt						2,963	2,955
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	139
Total Equity Securities						—	139
Total Investments - 1,335.9%						770,280	754,722
Cash and Cash Equivalents - 59.7%
BlackRock Federal FD Institutional 30						33,725	33,705
Total Cash and Cash Equivalents						33,725	33,705
Total Investments and Cash Equivalents —1,329.0%						$804,005	$788,427
Liabilities in Excess of Other Assets — (1,229.0)%							(731,931)
Members' Equity—100.0%							$56,496

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
(3)
Non-income producing security.

Below is a listing of PSSL’s individual investments as of September 30, 2021 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,088.%
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%	3M L+600	8,978	$8,852	$8,843
Altamira Technologies, LLC	07/24/2025	Business Services	8.00%	3M L+700	5,525	5,376	5,180
American Insulated Glass, LLC	12/21/2023	Building Products	6.50%	3M L+550	5,721	5,653	5,663
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	1,021	1,021	1,010
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	6.50%	1M L+550	2,222	2,222	2,200
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	6.25%	3M L+525	4,174	4,103	4,132
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	6.75%	3M L+575	4,511	4,419	4,421
By Light Professional IT Services, LLC	05/16/2022	High Tech Industries	7.25%	1M L+625	12,880	12,869	12,880
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	9.50%	3M L+850	12,282	12,231	11,981
			P(IK 9.50%)
Cano Health	11/23/2027	Healthcare, Education & Childcare	5.25%	3M L+450	2,653	2,647	2,654
CHA Holdings, Inc.	04/10/2025	Construction and Engineering	5.50%	3M L+450	5,615	5,519	5,530
Challenger Performance Optimization, Inc.	08/31/2023	Business Services	8.00%	1M L+675	9,501	9,454	9,216
			P(IK 1.00%)
Connatix Buyer, Inc	07/13/2027	Media	6.25%	1M L+550	4,000	3,922	3,920
CoolSys, Inc	08/04/2028	Business Services	5.50%	1M L+475	1,909	1,890	1,914
Crane 1 Services Inc	08/16/2027	Commercial Services & Supplies	6.75%	1M L+575	2,132	2,100	2,110
Crash Champions, LLC	08/05/2025	Automobiles	6.00%	3M L+500	8,978	8,802	8,798
Digital Room Holdings, Inc.	05/22/2026	Commercial Services & Supplies	5.08%	1M L+500	3,228	3,111	3,186
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	8,746	8,695	8,746
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	7,323	7,278	7,323
Dr. Squatch, LLC	8/27/2026	Personal Products	7.00%	3M L+600	10,000	9,803	9,800
DRS Holdings III, Inc.	11/03/2025	Consumer Goods: Durable	7.25%	1M L+625	15,676	15,584	15,566
East Valley Tourist Development Authority	03/07/2022	Hotels, Restaurants and Leisure	9.00%	3M L+800	5,719	5,624	5,633
			P(IK 3.50%)
ECL Entertainment, LLC	03/312028	Hotels, Restaurants and Leisure	8.25%	1M L+750	2,647	2,621	2,707
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	5.50%	1M L+450	4,994	4,994	4,894
Fairbanks More Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	10,000	9,955	10,000
FlexPrint, LLC	01/02/2024	Commercial Services & Supplies	6.02%	1M L+590	4,770	4,732	4,746
Gantech Acquisition Corp.	05/14/2026	IT Services	7.25%	3M L+625	14,925	14,648	14,627
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	7.00%	3M L+600	3,968	3,948	3,948
Graffiti Buyer, Inc	08/10/2027	Trding Companies & Distributors	6.75%	3M L+575	2,393	2,346	2,357
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	2,481	2,425	2,456
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	6,474	6,407	6,441
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+575	13,589	13,338	13,317
Integrative Nutrition, LLC	09/29/2023	Diversified Consumer Services	5.50%	3M L+450	11,567	11,528	11,567
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	19,450	19,193	18,933
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	8.50%	3M L+750	10,491	10,435	9,833
			P(IK 1.00%)
Lightspeed Buyer Inc.	02/3/2026	Healthcare Providers and Services	6.75%	1M L+575	5,707	5,606	5,707
Lucky Bucks, LLC	07/20/2027	Hotel, Gaming and Leisure	6.25%	1M L+550	4,500	4,411	4,424
Marketplace Events, LLC (3)(4)	09/30/2025	Media: Diversified and Production	6.25%	3M L+525	617	617	617
Super Priority First Lien Term Loan			P(IK 6.25%)
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(4)	09/30/2025	Media: Diversified and Production	—	—	589	—	—
Marketplace Events LLC (4)	09/30/2026	Media: Diversified and Production	0.00%	—	4,615	3,441	4,615
Mars Acquisition Holdings Corp.	05/14/2026	Media	6.50%	1M L+550	10,000	9,813	9,900
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	6.75%	3M L+575	7,481	7,338	7,332
MeritDirect, LLC	05/23/2024	Media: Advertising, Printing & Publishing	6.50%	3M L+550	5,532	5,412	5,477
Mission Critical Electronics, Inc.	09/28/2022	Capital Equipment	6.00%	3M L+500	5,890	5,877	5,890
NBH Group LLC	08/19/2026	Healthcare, Education & Culture	6.50%	3M L+550	10,902	10,687	10,684
New Milani Group LLC	06/06/2024	Consumer Goods: Non-Durable	6.50%	1M L+550	14,550	14,481	13,895
OIS Management Services LLC	07/09/2026	Healthcare Equipment and Supplies	5.75%	1M L+475	1,995	1,966	1,965
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	7.25%	1M L+625	14,920	14,631	14,659
Output Services Group, Inc.	03/27/2024	Business Services	5.50%	1M L+450	7,743	7,733	7,047
Ox Two, LLC	05/18/2026	Construction and Building	7.00%	3M L+600	4,975	4,901	4,876
PH Beauty Holdings III, Inc.	09/29/2025	Wholesale	5.12%	1M L+500	9,693	9,514	9,467
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	6.75%	3M L+575	1,578	1,568	1,578
PlayPower, Inc.	05/8/2026	Consumer Goods: Durable	5.63%	3M L+550	3,805	3,720	3,736
Recteq, LLC	01/29/2026	Leisure Products	7.00%	3M L+600	4,975	4,888	4,925
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Diversified Consumer Services	6.50%	3M L+550	10,680	10,592	10,544
Sales Benchmark Index LLC	01/03/2025	Professional Services	7.75%	3M L+600	5,578	5,496	5,439
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	7.00%	1M L+550	5,550	5,493	5,550
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	11,785	11,760	11,254
Smile Brands Inc.	10/14/2024	Healthcare and Pharmaceuticals	5.32%	3M L+450	12,576	12,459	12,451
Snak Club, LLC	07/19/2022	Beverage, Food and Tobacco	7.00%	1M L+600	4,388	4,362	4,388
Solutionreach, Inc.	01/17/2024	Healthcare and Pharmaceuticals	6.75%	1M L+575	5,892	5,854	5,892

Below is a listing of PSSL’s individual investments as of September 30, 2021 (continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,389	$4,506	$4,765
STV Group Incorporated	12/11/2026	Construction and Building	5.33%	1M L+525	9,075	9,004	9,030
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	4,950	4,860	4,948
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,337	10,313	10,234
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525	2,309	2,306	2,297
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.77%	3M L+550	5,713	5,634	5,656
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	1,744	1,710	1,733
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	6M L+575	13,383	13,376	13,383
The Vertex Companies, LLC	08/30/2027	Construction and Engineering	6.50%	6M L+550	5,634	5,523	5,529
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,834	8,655	8,569
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%	1M L+575	8,558	8,593	8,558
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636	6,599	6,636
Tyto Athene, LLC	08/27/2024	IT Services	6.25%	1M L+550	11,443	11,334	11,443
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	1M L+450	17,571	17,457	17,483
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	5.50%	1M L+450	11,030	10,849	10,975
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,438	12,142	11,971
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	5,706	5,656	5,678
Total First Lien Secured Debt						558,880	557,732
Second Lien Secured Debt - 10.5%
DBI Intermediate Holdco, LLC, Term Loan B (4)	02/02/2026	Business Services	11.00%	—	2,434	2,434	2,434
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000	2,947	2,940
Total Second Lien Secured Debt						5,381	5,374
Equity Securities - 3.3%
DBI Intermediate Holdco, LLC, Series A-1 (4)	—	Business Services	13.00%	—	7	5,034	—
DBI Intermediate Holdco, LLC, Series AA (4)	—	Business Services	—	—	7	6,731	1,315
DBI Intermediate Holdco, LLC, Series B (4)	—	Business Services	—	—	1,065	237	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	0	—	362
Total Equity Securities						12,002	1,677
Total Investments - 1,101.7%						576,263	564,783
Cash and Cash Equivalents - 55.3%
BlackRock Federal FD Institutional 30						28,191	28,191
US Bank Cash						196	183
Total Cash and Cash Equivalents						28,387	28,374
Total Investments and Cash Equivalents —1,157.1%						$604,650	$593,157
Liabilities in Excess of Other Assets — (1,057.1)%							(541,893)
Members' Equity—100.0%							$51,264

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	September 30, 2022	September 30, 2021
Assets
Investments at fair value (cost—$770,280 and $576,263, respectively)	$754,722	$564,783
Cash and cash equivalents (cost—$33,725 and $28,387, respectively)	33,705	28,374
Interest receivable	3,025	1,414
Receivable for investment sold	3,637	7,323
Prepaid expenses and other assets	1,722	1,665
Total assets	796,811	603,559
Liabilities
Credit facility payable	259,500	112,000
2032 Asset-backed debt, net (par—$246,000)	243,365	242,757
Notes payable to members	217,350	161,000
Payable for investments purchased	10,414	31,963
Interest payable on notes to members	4,719	2,656
Interest payable on Credit Facility and asset backed debt	3,817	1,741
Accrued expenses	1,150	178
Total liabilities	740,315	552,295
Commitments and contingencies (See Note 11)
Members' equity	56,496	51,264
Total liabilities and members' equity	$796,811	$603,559

(1)
As of both September 30, 2022 and 2021, PSSL had $2.5 million and $0.6 million unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Year Ended September 30,
	2022	2021
Investment income:
Interest	$53,006	$33,364
Other income	1,188	982
Total investment income	54,194	34,346
Expenses:
Interest and expense on credit facility and asset-backed debt	18,410	9,649
Interest expense on notes to members	17,468	12,635
Administrative services expenses	1,835	1,200
General and administrative expenses	1,156	906
Total expenses	38,869	24,390
Net investment income	15,325	9,956
Realized and unrealized gain (loss) on investments and credit facility foreign currency translation:
Net realized loss on investments	(14,948)	(4,732)
Net change in unrealized appreciation (depreciation) on:
Investments	(3,695)	3,377
Credit facility foreign currency translation	—	(489)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	(3,695)	2,888
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	(18,643)	(1,844)
Net increase (decrease) in members' equity resulting from operations	$(3,318)	$8,112
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

During both years ended September 30, 2022 and 2021, we declared distributions of $1.14 per share for total distributions of $46.7 million and $44.2 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statement and disclosures.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(6,654)	$(0.15)
Up 1%	6,849	0.15
Up 2%	13,622	0.30
Up 3%	20,395	0.45
Up 4%	$27,168	$0.60

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or the Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital, Ltd. (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Floating Rate Capital, Ltd. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2022. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

PennantPark Investment’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of PennantPark Investment, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on such assessment management has determined that, as of September 30, 2022, we do not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness was identified in our internal control over financial reporting relating to procedures to ensure the timely transmission of portfolio company financial information to our independent valuation services providers. Although this material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. We have begun the process of, and we are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate this material weakness. Our internal control remediation efforts include the following:

•
Enhancing existing controls to ensure the timely transmission of all relevant portfolio company financial information to our independent valuation service providers;
•
Enhancing policies and procedures to demonstrate a commitment to improving our overall control environment;
•
We believe our planned actions to enhance our processes and controls will address the material weakness, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2022 and 2021, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $1.10 billion as of September 30, 2022. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $167.6 million as of September 30, 2022. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value may require significant management judgment or estimation.

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

New York, New York

November 17, 2022

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2022	September 30, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$882,570 and $824,542, respectively)	$893,249	$856,806
Non-controlled, affiliated investments (cost— zero and $22,380, respectively)	—	7,433
Controlled, affiliated investments (cost— $294,787 and $223,714, respectively)	271,005	217,380
Total of investments (cost—$1,177,357 and $1,070,636, respectively)	1,164,254	1,081,619
Cash and cash equivalents (cost—$47,917 and $49,826, respectively)	47,880	49,826
Interest receivable	7,543	5,446
Receivable for investments sold	3,441	33,965
Prepaid expenses and other assets	748	—
Total assets	1,223,866	1,170,856
Liabilities
Distributions payable	4,308	3,690
Payable for investments purchased	—	13,546
Credit Facility payable, at fair value (cost—$168,830 and $219,400, respectively) (See Notes 5 and 11)	167,563	218,851
2023 Notes payable, at fair value (par—$97,006 and $117,793, respectively) (See Notes 5 and 11)	96,812	111,114
2026 Notes payable, net (par—$185,000 and $100,000, respectively) (See Notes 5 and 11)	182,276	97,171
2031 Asset-Backed Debt, net (par—$228,000) (See Notes 5 and 11)	226,128	225,497
Interest payable on debt	8,163	5,455
Base management fee payable (See Note 3)	3,027	2,707
Performance-based incentive fee payable (See Note 3)	3,164	624
Accrued other expenses	765	1,590
Deferred tax liability	4,568	—
Total liabilities	696,774	680,245
Commitments and contingencies (See Note 12)
Net assets
Common stock, 45,345,638 and 38,880,728 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	45	39
Paid-in capital in excess of par value	618,028	538,814
Accumulated deficit	(90,981)	(48,242)
Total net assets	$527,092	$490,611
Total liabilities and net assets	$1,223,866	$1,170,856
Net asset value per share	$11.62	$12.62

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2022	2021	2020
Investment income:
From non-controlled, non-affiliated investments:
Interest	$68,413	$56,878	$73,251
Dividend	2,308	—	—
Other income	4,278	4,153	3,565
From non-controlled, affiliated investments:
Interest	112	1,309	883
Other income	—	123	36
From controlled, affiliated investments:
Interest	16,724	11,241	11,801
Dividend	13,650	8,794	5,950
Other Income	—	196	—
Total investment income	105,485	82,694	95,486
Expenses:
Base management fee (See Note 3)	11,930	10,678	11,428
Performance-based incentive fee (See Note 3)	11,625	5,341	9,300
Interest and expenses on debt (See Note 11)	29,755	21,650	27,108
Administrative services expenses (See Note 3)	575	900	1,400
Other general and administrative expenses	2,618	1,201	2,465
Expenses before amendment costs, debt issuance costs and provision for taxes	56,503	39,770	51,701
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 11)	—	2,898	—
Provision for taxes	400	400	400
Total expenses	56,903	43,068	52,101
Net investment income	48,582	39,626	43,385
Realized and unrealized (loss) gain on investments and debt:
Net realized loss on:
Non-controlled, non-affiliated investments	11,209	24,613	(6,999)
Non-controlled and controlled, affiliated investments	(22,315)	(37,409)	(5,683)
Net realized loss on investments	(11,106)	(12,796)	(12,682)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(22,009)	30,881	(7,390)
Controlled and non-controlled, affiliated investments	(2,503)	10,414	(19,077)
Provision for taxes on unrealized appreciation on investments	(4,568)	—	—
Debt depreciation (appreciation) (See Note 5 and 11)	(4,943)	(11,609)	14,177
Net change in unrealized (depreciation) appreciation on investments and debt	(34,023)	29,686	(12,290)
Net realized and unrealized (loss) gain from investments and debt	(45,129)	16,890	(24,972)
Net increase in net assets resulting from operations	$3,453	$56,516	$18,413
Net increase in net assets resulting from operations per common share (See Note 7)	$0.08	$1.46	$0.47
Net investment income per common share	$1.18	$1.02	$1.12

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

	Years Ended September 30,
	2022	2021	2020
Net increase in net assets from operations:
Net investment income	$48,582	$39,626	$43,385
Net realized loss on investments	(11,106)	(12,796)	(12,682)
Net change in unrealized depreciation (appreciation) on investments	(24,512)	41,295	(26,467)
Net change in provision for taxes on unrealized appreciation on investments	(4,568)	—	—
Net change in unrealized depreciation (appreciation) on debt	(4,943)	(11,609)	14,177
Net increase in net assets resulting from operations	3,453	56,516	18,413
Distributions to stockholders:
Distribution of net investment income	(46,685)	(44,207)	(44,200)
Distribution of realized gains	—	—	—
Total distributions to stockholders	(46,685)	(44,207)	(44,200)
Capital transactions
Public offering (See Note 1)	81,936	1,403	—
Offering costs	(2,223)	(371)	—
Net increase in net assets resulting from capital transactions	79,713	1,032	—
Net increase (decrease) in net assets	36,481	13,341	(25,787)
Net assets:
Beginning of year	490,611	477,270	503,057
End of year	$527,092	$490,611	$477,270
Capital share activity:
Shares issued from public offering	6,464,910	108,654	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,453	$56,516	$18,413
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (depreciation) appreciation on investments	24,512	(41,295)	26,467
Net change in unrealized (depreciation) appreciation on debt	4,943	11,609	(14,177)
Provision for taxes on unrealized appreciation on investments	4,568	-	-
Net realized loss on investments	11,106	12,796	12,682
Net accretion of discount and amortization of premium	(4,194)	(3,243)	(1,666)
Purchases of investments	(607,765)	(661,112)	(436,704)
Payment-in-kind interest	(1,389)	(3,020)	(2,488)
Proceeds from dispositions of investments	495,191	702,129	396,866
Amortization of deferred financing costs	737	961	544
(Increase) decrease in interest receivable	(2,097)	(1,772)	219
Decrease (increase) in receivable for investments sold	30,525	(33,966)	2,998
(Increase) decrease in prepaid expenses and other assets	(748)	173	(134)
(Decrease) increase in payable for investments purchased	(13,546)	9,746	(8,234)
Increase in interest payable on debt	2,708	1,853	326
Increase (Decrease) in base management fee payable	320	(70)	48
Increase (Decrease) in performance-based incentive fee payable	2,540	(1,448)	(461)
(Decrease) increase in accrued other expenses	(826)	(285)	360
Net cash (used in) provided by operating activities	(49,962)	49,572	(4,941)
Cash flows from financing activities:
Public offering	81,936	1,403	—
Offering costs	(1,973)	(364)	—
Distributions paid to stockholders	(46,067)	(44,207)	(44,200)
Repayment of 2023 Notes (See Notes 5 and 11)	(20,787)	(20,787)	—
Proceeds from 2026 Notes issuance (See Notes 5 and 11)	84,333	96,841	—
Borrowings under Credit Facility (See Notes 5 and 11)	147,254	346,500	265,000
Repayments under Credit Facility (See Notes 5 and 11)	(197,000)	(435,699)	(221,709)
Net cash provided by (used in) financing activities	47,696	(56,313)	(909)
Net decrease in cash and cash equivalents	(2,266)	(6,741)	(5,850)
Effect of exchange rate changes on cash	320	(945)	24
Cash and cash equivalents, beginning of year	49,826	57,512	63,338
Cash and cash equivalents, end of year	$47,880	$49,826	$57,512
Supplemental disclosures:
Interest paid	$26,091	$18,837	$26,238
Taxes paid	$1,167	$405	$502
Non-cash exchanges and conversions	$50,352	$20,491	$8,026

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—169.5% (3), (4)
First Lien Secured Debt—149.7%
Ad.net Acquisition, LLC	05/06/2026	Media	9.67%		3M L+600	4,938	$4,882	$4,900
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/06/2026	Media	—		—	1,244	—	(9)
Altamira Technologies, LLC	07/24/2025	IT Services	10.81%		3M L+800	4,794	4,756	4,626
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	11.67%		3M L+800	575	575	555
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581	—	(55)
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%		3M L+550	7,601	7,559	7,601
American Teleconferencing Services, Ltd.(7)	06/08/2023	Telecommunications	0.00%	(6)	—	7,986	7,915	90
American Teleconferencing Services, Ltd. (Revolver) (7)	12/08/2022	Telecommunications	0.00%	(6)	—	1,656	1,642	17
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	9.85%		3M L+625	14,104	13,951	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	9.17%		3M L+550	14,568	14,486	14,568
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7), (9)	05/23/2024	Media	—		—	2,869	—	—
Any Hour Services	07/21/2027	Energy Equipment and Services	7.43%		3M L+525	10,536	10,432	10,326
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—		—	1,147	—	(23)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	6.72%		1M L+525	6,208	6,166	6,177
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	9.67%		1M L+550	296	296	295
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	7.75%		1M L+525	12,906	12,814	12,841
Apex Service Partners, LLC (Revolver) (7), (9)	07/31/2025	Diversified Consumer Services	—		—	1,845	—	(9)
API Holding III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	7.92%		1M L+425	5,805	5,785	5,050
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	9.42%		3M L+575	7,147	7,040	6,968
Applied Technical Services, LLC (Unfunded Term Loan)	04/21/2023	Commercial Services & Supplies	—		—	2,298	—	(32)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	10.25%		3M L+475	255	255	248
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	1,018	—	(25)
Arcfield Acquisition Corp. (Revolver) (9)	03/07/2028	Aerospace and Defense	—		—	887	—	(18)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	7.76%		1M L+525	5,000	4,901	4,900
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distributors	8.33%		3M L+500	25	25	25
Blackhawk Industrial Distribution, Inc. (7),(9)	09/17/2024	Distributors	—		—	3,232	—	(40)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distributors	8.87%		3M L+500	549	549	533
Blackhawk Industrial Distribution, Inc. (9)	09/17/2024	Distributors	—		—	2,195	—	(62)
Broder Bros., Co.	12/02/2022	Textiles, Apparel and Luxury Goods	7.39%		3M L+600	3,405	3,405	3,405
By Light Professional IT Services, LLC	05/16/2024	High Tech Industries	9.26%		3M L+625	27,533	27,331	27,257
By Light Professional IT Services, LLC (Revolver)	05/16/2024	High Tech Industries	9.75%		3M L+663	877	877	868
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2024	High Tech Industries	—		—	3,189	—	(32)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	11.31%		3M L+850	3,033	3,024	3,003
			(PIK 9.50%)
Cartessa Aesthetics, LLC	05/13/2028	Distributors	9.55%		1M L+600	16,459	16,143	16,212
Cartessa Aesthetics, LLC (Revolver) (7)	05/13/2028	Distributors	9.55%		1M L+600	511	511	503
Cartessa Aesthetics, LLC (Revolver) (7)(9)	05/13/2028	Distributors	—			927	-	(14)
CF512, Inc.	08/20/2026	Media	9.28%		3M L+600	8,098	7,988	7,976
CF512, Inc. (7), (9)	08/20/2026	Media	—		—	191	—	(1)
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—		—	955	—	(14)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	8.17%		3M L+450	1,581	1,577	1,581
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	9.27%		1M L+675	357	357	346
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	356	—	(11)
Compex Legal Services, Inc.	02/09/2026	Professional Services	8.83%		3M L+525	8,038	8,010	8,038
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	8.92%		3M L+525	773	773	773
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	633	—	—
Connatix Buyer, Inc.	07/13/2027	Media	8.42%		3M L+550	3,907	3,841	3,810
Connatix Buyer, Inc. (7), (9)	01/13/2023	Media	—		—	2,105	—	(32)
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—		—	1,234	—	(30)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	9.39%		3M L+575	891	885	882
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	8.87%		3M L+575	224	224	222
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—		—	112	—	(1)
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%		3M L+575	6,477	6,476	6,477
Douglas Products and Packaging Company LLC (Revolver)	10/19/2022	Chemicals, Plastics and Rubber	11.00%		P+475	2,627	2,627	2,627
Douglas Products and Packaging Company LLC (Revolver) (9)	10/19/2022	Chemicals, Plastics and Rubber	—		—	3,425	—	—
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%		3M L+575	3,920	3,920	3,920
Dr. Squatch, LLC	08/31/2027	Personal Products	9.42%		3M L+600	4,428	4,356	4,362
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal Products	8.95%		3M L+600	1,118	1,118	1,101
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—		—	2,236	—	(34)
DRS Holdings III, Inc.	11/03/2025	Personal Products	8.87%		3M L+575	17,111	16,993	16,564
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426	—	(46)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	8.62%		3M L+550	3,247	3,208	3,169
ECL Entertainment, LLC	05/01/2028	Hotels, Restaurants and Leisure	10.62%		1M L+750	5,203	5,158	5,125
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	8.00%		1M L+475	514	514	490
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	400	—	(19)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	7.63%		1M L+500	5,837	5,837	5,837
eCommission Financial Services, Inc. (Revolver) (7), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	7.63%		1M L+500	2,500	2,500	2,500
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	2,500	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	10.42%		3M L+675	7,150	7,123	6,936
Exigo Intermediate II, LLC (9)	03/15/2024	Software	—		—	2,758	—	(41)
Exigo Intermediate II, LLC (Revolver)	03/15/2027	Software	8.87%		3M L+575	138	138	135
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—		—	552	—	(12)
Findex Group Limited (5)(10)(11)	05/31/2024	Diversified Financial Services	7.17%		3M L+450	AUD 10,000	7,399	6,430
Gantech Acquisition Corp.	05/14/2026	IT Services	9.37%		1M L+625	21,982	21,632	21,322
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	IT Services	9.37%		1M L+625	249	249	241
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—		—	3,484	—	(105)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	8.74%		3M L+600	3,427	3,388	3,273

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—	—	1,071	$-	$(24)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	8.92%	3M L+575	418	418	401
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	447	—	(18)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	3M L+500	4,441	4,378	4,374
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—	—	400	—	(6)
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	7.82%	3M L+500	270	270	266
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—		480	—	(7)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,872	4,863
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	(36)
HW Holdco, LLC	12/10/2024	Media	6.00%	1M L+500	8,457	8,416	8,352
HW Holdco, LLC (9)	12/10/2024	Media	—	—	1,686	—	(4)
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,452	—	(18)
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.44%	3M L+700	5,723	5,616	5,506
IDC Infusion Services, Inc. (Revolver) (9)	12/30/2026	Healthcare Equipment and Supplies	—	—	4,167	—	(188)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	9.45%	3M L+600	4,473	4,390	4,429
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	—	(5)
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	3M L+550	3,979	3,909	3,879
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(25)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(30)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare Providers and Services	10.13%	3M L+715	14,954	14,711	14,804
Infolinks Media Buyco, LLC	11/01/2026	Media	9.42%	3M L+575	2,625	2,581	2,625
Infolinks Media Buyco, LLC (9)	11/01/2023	Media	—	—	969	—	10
Integrative Nutrition, LLC	09/29/2023	Consumer Services	8.42%	3M L+450	15,636	15,600	15,323
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	7.58%	SOFR+550	15,825	15,697	15,667
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	8.25%	3M L+550	133	133	130
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	532	—	(11)
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	17,428	17,120	17,079
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	9.67%	3M L+600	3,435	3,435	3,366
Lash OpCo, LLC	02/18/2027	Personal Products	11.17%	1M L+700	10,511	10,323	10,300
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	9.38%	1M L+700	599	599	587
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—		1,321	—	(26)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.95%	1M L+750	9,565	9,542	9,345
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	9.95%	1M L+750	1,721	1,721	1,681
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	9.92%	3M L+625	3,747	3,683	3,691
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	789	—	(12)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	8.87%	1M L+575	24,357	24,065	23,566
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	8.87%	1M L+575	1,083	1,083	1,048
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	1,416	—	(46)
Lucky Bucks, LLC	07/20/2027	Hotels, Restaurants and Leisure	8.31%	3M L+550	4,331	4,258	3,183
MAG DS Corp.	04/01/2027	Aerospace and Defense	9.17%	1M L+550	3,714	3,576	3,379
Mars Acquisition Holdings Corp.	05/14/2026	Media	8.62%	3M L+550	6,052	5,958	6,022
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	1,624	—	(8)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157	—	(12)
MDI Buyer, Inc. - Unfunded Term Loan	07/25/2028	Commodity Chemicals	—	—	1,804	—	(18)
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	773	—	(8)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+550	1,319	1,306	1,305
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,782	—	—
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	—
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(17)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	8.03%	SOFR +500	3,430	3,395	3,389
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	883	—	(7)
Mission Critical Electronics, Inc. (Revolver) (7)	03/28/2024	Capital Equipment	6.67%	1M L+500	557	557	550
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	769	—	(9)
Municipal Emergency Services, Inc. (7)	09/28/2027	Distributors	8.67%	3M L+500	354	351	334
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	592	—	(29)
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distributors	8.67%	3M L+500	142	142	134
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	805	—	(47)
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
OIS Management Services, LLC	07/09/2026	Healthcare Equipment and Supplies	9.45%	SOFR + 575	1,975	1,951	1,975
OIS Management Services, LLC (Revolver) (7), (9)	07/09/2026	Healthcare Equipment and Supplies	—	—	444	—	—
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	9.37%	3M L+625	8,759	8,612	8,496
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	8.92%	3M L+525	7,195	7,069	7,195
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	—
Output Services Group, Inc.	03/27/2024	Business Services	9.80%	1M L+675	4,874	4,592	3,704
Owl Acquisition, LLC	02/04/2028	Professional Services	8.41%	3M L+575	3,990	3,874	3,890
Ox Two, LLC	05/18/2026	Construction and Building	9.81%	1M L+700	25,772	25,440	25,257
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	9.81%	1M L+700	2,484	2,484	2,434
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	903	—	(18)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	9.62%	3M L+650	6,110	6,015	5,958
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(57)
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	637	637	637
PlayPower, Inc.	05/08/2026	Leisure Products	9.17%	1M L+550	3,440	3,419	3,078

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
PRA Events, Inc.	08/07/2025	Business Services	14.17%		1M L+1,050	3,323	$2,903	$3,323
			(PIK 10.50%)
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—		—	2,290	—	—
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	9.30%		3M L+575	305	305	302
Pragmatic Institute, LLC (Revolver) (9)	07/06/2028	Professional Services	—		—	1,221	—	(12)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	9.92%		1M L+600	4,706	4,632	4,612
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	9.51%		1M L+600	268	268	263
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—		—	402	—	(8)
Questex, LLC	09/09/2024	Media: Diversified and Production	7.45%		3M L+500	7,200	7,146	7,056
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—		—	1,197	—	(24)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	7.75%		3M L+550	1,040	1,040	1,040
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—		—	525	—	—
Recteq, LLC	01/29/2026	Leisure Products	9.92%		3M L+600	1,478	1,457	1,426
Recteq, LLC (Revolver) (7)	01/29/2026	Leisure Products	9.92%		3M L+600	360	360	347
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—			936	—	(33)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	8.84%		3M L+550	17,142	16,985	15,406
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	8.65%		3M L+575	7,980	7,924	7,781
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—	909	—	(23)
Riverside Assessments, LLC	03/10/2025	Professional Services	9.95%		3M L+625	15,356	15,201	15,049
Sales Benchmark Index LLC	01/03/2025	Professional Services	9.67%		3M L+600	7,105	7,034	7,034
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—		—	1,293	—	(13)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	8.62%		1M L+550	3,487	3,462	3,452
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	8.28%		1M L+550	1,048	1,048	1,037
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—		—	9	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	10.27%		SOFR + 700	14,560	14,467	14,196
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	10.14%		1M L+600	1,487	1,487	1,450
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—	385	—	(10)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	9.41%		3M L+575	6,940	6,836	6,836
Sigma Defense Systems, LLC	12/18/2025	IT Services	12.17%		3M L+850	10,969	10,742	10,750
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	12.17%		3M L+850	996	996	976
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—			1,625	—	(32)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	10.17%		1M L+650	10,358	10,301	10,280
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—		—	1,747	—	(13)
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.42%		1M L+450	2,462	2,462	2,370
Smile Brands Inc. (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	1,508	—	(57)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	108	—	(4)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	8.87%		3M L+575	5,740	5,705	5,602
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—	1,665	—	(40)
Spear Education, LLC	02/26/2025	Professional Services	9.42%		3M L+575	14,747	14,642	14,747
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	8.63%		SOFR + 575	3,216	3,179	3,126
Spendmend Holdings LLC (9)	03/01/2023	Healthcare Technology	—		—	1,771	—	(36)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	8.63%		3M L+575	119	119	116
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—		—	772	—	(22)
STV Group Incorporated	12/11/2026	Construction & Engineering	8.37%		1M L+525	4,752	4,718	4,704
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	8.73%		SOFR+600	18,560	18,237	18,263
System Planning and Analysis, Inc. (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—		—	5,188	—	(83)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	8.38%		1M L+525	5,793	5,718	5,455
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%		3M L+600	4,921	4,868	4,872
The Bluebird Group LLC	07/27/2026	Professional Services	10.67%		3M L+700	6,265	6,162	6,328
The Bluebird Group LLC (Revolver) (7), (9)	07/27/2026	Professional Services	—		—	862	—	9
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	8.51%		3M L+575	15,229	15,120	15,115
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	8.18%		1M L+550	2,159	2,122	2,148
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—		—	573	—	3
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	8.26%		1M L+550	182	182	181
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—		—	729	—	(4)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	7.78%		3M L+550	4,863	4,834	4,717
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	8.87%		1M L+600	24,721	24,378	24,103
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—		—	661	—	(17)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.76%		1M L+625	5,468	5,398	5,441
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—		—	2,628	—	(13)
Tyto Athene, LLC	04/01/2028	IT Services	7.76%		1M L+550	12,644	12,487	11,746
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—		—	1,040	—	(74)
UBEO, LLC	04/03/2024	Capital Equipment	7.60%		3M L+450	17,926	17,860	17,657
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	9.00%		3M L+275	587	587	578
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—		—	2,347	—	(35)
Unique Indoor Comfort, LLC	05/24/2027	Diversified Consumer Services	8.95%		3M L + 525	9,217	9,126	9,014
Unique Indoor Comfort, LLC Term Loan (7)	05/24/2027	Diversified Consumer Services	—		—	10,760	—	(129)
Unique Indoor Comfort, LLC (Revolver) (7), (9)	05/24/2027	Diversified Consumer Services	—		—	2,000	—	(44)
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	12.42%		1M L+875	12,684	12,434	8,474
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	9.38%		3M L+575	9,853	9,717	9,532
Wildcat Buyerco, Inc. (Revolver) (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	534	—	(34)
Zips Car Wash, LLC	03/01/2024	Automobiles	10.30%		3M L+725	13,428	13,284	13,092
Total First Lien Secured Debt							815,742	789,107
Second Lien Secured Debt—0%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	0.00%	(6)	—	1,001	965	-
			(PIK 15.00%)
QuantiTech LLC	02/04/2027	Aerospace and Defense	12.68%		3M L+1,000	150	148	147
Total Second Lien Secured Debt							1,113	147

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Preferred Equity— 1.6% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	6,720	$672	$747
Imagine Topco, LP	—	Software	8.00%	—	1,236,027	1,236	1,170
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835	976
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	2,018	2,537
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	1,042
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	144
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323	1,674
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409	116
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	37	40
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						8,859	8,446
Common Equity/Warrants— 18.1% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	75	98
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,127
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,438	906
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	—	480
Athletico Holdings, LLC	—	Healthcare Providers and Services	—	—	4,678	5,000	4,758
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	101
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,090	193	18,085
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	3,223	—	—
Cartessa Aesthetics, LLC	—	Distributors	—	—	1,437,500	1,438	1,499
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	1,651
(PRA Events, Inc.) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	459
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	140
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	615,484	602	1,255
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	389,386	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	65	633
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	348
Exigo, LLC	—	Software	—	—	541,667	542	478
Express Wash Topco, LLC	—	Automobiles	—	—	20,000	100	102
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,083	711	2,142
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	9,488	—	—
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	144	2,471
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	7,030
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	496
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,558
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	19,184	3,342	4,626
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	377
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450	477
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	87
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,851,852	1,852	1,989
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	648,148	—	—
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	54
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	754
ITC Infusion Co-invest, LP	—	Healthcare Equipment and Supplies	—	—	81,313	813	857
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	5,232
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,948	568	—
(Walker Edison Furniture Company LLC) (7), (8)
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,458
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	643
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	961
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	800
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	255
MDI Aggregator, LP	—	Commodity Chemicals	—	—	668,747	670	669
Meadowlark Title, LLC	—	Professional Services	—	—	819,231	819	901
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,288	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	1,505
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,450	279
North Haven Saints Equity Holdings, LP	—	Healthcare Technology	—	—	223,602	224	237
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	310
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,729	2,917
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	636
OHCP V BC COI, L.P. (8) (9)	—	Distributors	—	—	506,250	—	(73)
Oral Surgery (ITC) Holdings, LLC (7),(8)	—	Healthcare Equipment and Supplies	—	—	3,872	83	231
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	261
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,892
Pink Lily Holdco, LLC (PL Acquisitions, LLC)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	914

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Pragmatic Institute, LLC (	—	Professional Services	—	—	610,583	$611	$611
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	352
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	25	24
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,091
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646	634
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	296
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	—
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	373
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500	680
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,463
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	160
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	488,372	488	621
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)	—	Media	—	—	216,925	209	366
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	148,681	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	378	454
WCP IvyRehab QP CF Feeder, LP	—	Healthcare Providers and Services	—	—	3,762,257	3,762	3,762
WCP IvyRehab QP CF Feeder, LP (9)	—	Healthcare Providers and Services	—	—	237,743	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	596
Total Common Equity/Warrants						56,856	95,549
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						882,570	893,249
Investments in Controlled, Affiliated Portfolio Companies—51.4% (3), (4)
First Lien Secured Debt—41.8%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	8.19%	3M L+525	3,582	3,582	3,582
			(PIK 5.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	8.19%	3M L+525	26,771	19,518	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	10.71%	3M L+800	190,181	190,181	190,182
Total First Lien Secured Debt						213,281	220,535
Equity Interests—9.6%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	1,036
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	81,506	81,506	49,434
Total Equity Interests						81,506	50,470
Total Investments in Controlled, Affiliated Portfolio Companies						294,787	271,005
Total Investments—220.9%						1,177,357	1,164,254
Cash and Cash Equivalents—9.1%
BlackRock Federal FD Institutional 30						38,209	38,209
BNY Mellon Cash						9,707	9,671
Total Cash and Cash Equivalents						47,916	47,880
Total Investments and Cash Equivalents—230.0%						$1,225,273	$1,212,134
Liabilities in Excess of Other Assets—(130.0)%							(685,042)
Net Assets—100.0%							$527,092

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR or “E,” , or Secured Overnight Financing Rate, or "SOFR", or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M L, 3M L, or 6M L, respectively)at the borrower’s option. All securities are subject to a LIBOR, SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any..
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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2022, qualifying assets represent 81% of our total assets and non-qualifying assets represent 19% of our total assets.
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SEPTEMBER 30, 2022

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

We have entered into an investment management agreement, or the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, or the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $366 million at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 11.

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

In March 2021 and October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5% respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP, ("PTSF") , an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of September 30, 2021, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

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

During the years ended September 30, 2022, and 2021 we issued 2,464,910 and 108,654 shares of our Common Stock, respectively, under the ATM Program at a weighted-average price of $13.12 and $12.91 per share, respectively, raising $32.3 million and $1.4 million of gross proceeds, respectively. For the same time period, net proceeds were $31.9 million and $1.4 million, respectively, after commissions to the Sales Agents on shares sold. We incurred $0.1 million and $0.4 million, respectively, of legal and other offering costs associated with establishing the ATM Program. As of September 30, 2022, and 2021, we had $41.3 million and $73.6 million available under the ATM Program.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

Since inception of the ATM Program through September 30, 2022, we issued 2,573,564 shares of our Common Stock under the ATM Program at a weighted-average price of $13.11, raising $33.7 million of gross proceeds. Net proceeds were $33.2 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the ATM Program.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, or the Commodity Exchange Act, and, therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

SEPTEMBER 30, 2022

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2021, we had two portfolio companies on non-accrual, representing 2.7% and 2.6% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the years ended September 30, 2022, 2021 ,and 2020, we recorded a provision for taxes on net investment income of $0.4 million, $0.4 million and $0.4 million, respectively, pertaining to federal excise tax.

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

The Taxable Subsidiary is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the year ended September 30, 2022, the Company recognized a provision for taxes of $4.6 million on unrealized appreciation on investments by the Taxable Subsidiary. For the year ended September 30, 2021, the Company recognized a provision for taxes of zero on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of September 30, 2022 and 2021, $4.6 million and zero, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the year ended September 30, 2022, the Company paid $1.2 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary which were offset by subsequent realized losses, resulting in a $1.2 million prepaid tax asset as of September 30, 2022 included under prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities.

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements of assets and liabilities to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

Capital transactions through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

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

SEPTEMBER 30, 2022

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statement and disclosures.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2022, 2021,and 2020, the Investment Adviser earned a base management fee of $11.9 million, $10.7 million, and $11.4, respectively, from us.

Incentive Fee

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2022, 2021, and 2020, the Investment Adviser earned $11.6 million, $5.3 million, and $9.3 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2022, 2021, and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for but, not payable, under GAAP on our unrealized and realized capital gains for the years ended September 30, 2022, 2021, and 2020 was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2022. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2022, 2021, and 2020, we reimbursed the Administrator approximately $0.6 million, $1.1 million, and $1.6 million , respectively, including expenses the Administrator incurred for services described above.

On July 1, 2022, the Administration Agreement with the Administrator was amended to clarify that the Administrator may be reimbursed by the Company for certain (i) tax and general legal advice and/or services provided to the Company by in-house professionals of the Administrator related to ongoing operations of the Company; and (ii) transactional legal advice and/or services provided to the Company or portfolio companies by in-house professionals of the Administrator or its affiliates on matters related to potential or actual investments and transactions, including tax structuring and/or due diligence.

(c) Other Related Party Transactions

During the years ended September 30, 2022, 2021, and 2020, the Company made no purchases from and sold zero, zero, and $15.0 million in total, respectively, of investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Net realized losses on those sales for the same periods amounted to zero, zero, and $1.0 million, respectively.

For the years ended September 30, 2022, 2021, and 2020, we sold $275.6 million, $285.8 million, and $86.7 million of investments, respectively, in investments to PSSL at fair value and recognized $0.8 million, $0.4 million, and $0.5 million of net realized gains (loss) for the same periods, respectively.

For the years ended September 30, 2022 and 2021, we sold zero and $81.4 million, respectively, in investments to PTSF at fair value and recognized zero million and $0.5 million, respectively of net realized gains.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2022, 2021, and 2020 totaled $609.2 million, $664.1 million, and $439.2 million, respectively. Sales and repayments of investments for the same years totaled $495.2 million, $702.1 million, and $396.9 million, respectively.

Investments and cash and cash equivalents consisted of the following (in thousands):

	September 30, 2022		September 30, 2021
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$838,842	$819,461	$795,263	$793,543
First lien in PSSL	190,181	190,181	140,875	140,875
Second lien	1,113	147	8,937	8,949
Equity	65,715	105,031	65,186	93,396
Equity interests in PSSL	81,506	49,434	60,375	44,856
Total investments	1,177,357	1,164,254	1,070,636	1,081,619
Cash and cash equivalents	47,917	47,880	49,826	49,826
Total investments and cash and cash equivalents	$1,225,274	$1,212,134	$1,120,462	$1,131,445

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2022 (1)	September 30, 2021 (1)
Professional Services	9%	8%
Media	7	9
Personal Products	7	7
IT Services	6	5
Commercial Services & Supplies	5	5
High Tech Industries	5	4
Media: Diversified and Production	5	5
Aerospace and Defense	4	4
Capital Equipment	4	6
Diversified Consumer Services	4	2
Healthcare Technology	4	4
Business Services	3	4
Construction and Building	3	3
Electronic Equipment, Instruments, and Components	3	3
Healthcare Providers and Services	3	1
Chemicals, Plastics and Rubber	2	2
Consumer Services	2	2
Distributors	2	—
Diversified Financial Services	2	2
Healthcare Equipment and Supplies	2	2
Insurance	2	1
Media: Broadcasting and Subscription	2	2
Air Freight and Logistics	1	0
Automobiles	1	2
Banking, Finance, Insurance & Real Estate	1	1
Building Products	1	1
Energy Equipment and Services	1	1
Financial Services	1	2
Food Products	1	0
Hotels, Restaurants and Leisure	1	2
Leisure Products	1	0
Textiles, Apparel and Luxury Goods	1	—
Wholesale	1	2
Construction & Engineering	0	1
Hotel, Gaming and Leisure	0	1
Media: Advertising, Printing and Publishing	0	2
All Other	3	4
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2022 and 2021, PSSL had total assets of $796.8 million and $603.6 million, respectively. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSSL was $18.9 million and the five largest investments totaled $84.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2022 and 2021, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $190.2 million (additional $19.9 million unfunded) and $140.9 million (additional $29.4 million unfunded), respectively, and equity interests of $81.5 million (additional $8.5 million unfunded) and $60.4 million (additional $12.6 million unfunded), respectively.

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

In May 2022 PSSL entered into a $325.0 million (increased from $225.0 million in May 2022) senior secured revolving credit facility which bears interest at daily simple SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2022	September 30, 2021
Total investments	$754,722	$564,783
Weighted average cost yield on income producing investments	9.6%	7.1%
Number of portfolio companies in PSSL	95	74
Largest portfolio company investment	$19,250	$18,933
Total of five largest portfolio company investments	$86,872	$84,287

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

Below is a listing of PSSL’s individual investments as of September 30, 2022 (par and $ in thousands):

Issuer Name	Maturity		Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,330.4%
Ad.net Acquisition, LLC	5/6/2026	Media	9.67%	3M L+600	8,888	$8,788	$8,821
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	8.22%	SOFR+600	9,975	9,790	9,576
Altamira Technologies, LLC	7/24/2025	Business Services	10.81%	3M L+800	5,225	5,113	5,042
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%	3M L+550	4,883	4,851	4,883
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	9.67%	3M L+550	5,284	5,208	5,284
Any Hour Services	7/21/2027	Professional Services	8.33%	3M L+525	3,510	3,441	3,440
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+625	2,202	2,202	2,191
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	7.86%	3M L+525	11,115	11,050	11,059
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.76%	3M L+575	8,421	8,317	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	8.99%	SOFR + 575	4,677	4,588	4,583
Beta Plus Technologies, Inc.	7/1/2029	Business Services	7.76%	SOFR + 525	5,000	4,903	4,900
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	8.62%	SOFR + 500	15,293	15,102	14,956
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+600	2,417	2,417	2,417
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	9.20%	1M L+662	14,822	14,771	14,674
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	11.31%	3M L+325	12,412	12,385	12,288
			(PIK 11.31%)
Cartessa Aesthetics, LLC	5/13/2028	Distributors	9.55%	SOFR + 600	6,484	6,359	6,386
CF512, Inc.	8/20/2026	Media	9.08%	3M L+600	4,950	4,866	4,876
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	8.17%	3M L+450	5,557	5,487	5,557
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	9.27%	1M L+575	9,271	9,247	8,993
			(PIK 1.00%)
Connatix Buyer, Inc.	7/13/2027	Media	8.42%	3M L+550	3,907	3,842	3,810
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.39%	3M L+575	2,110	2,084	2,089
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	8,655	8,653	8,655
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	7,248	7,246	7,248
Dr. Squatch, LLC	8/31/2027	Personal Products	9.42%	3M L+575	14,862	14,610	14,639
DRI Holding Inc.	12/21/2028	Media	8.37%	1M L+525	1,832	1,680	1,643
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	8.87%	1M L+575	15,179	15,103	14,693
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	8.62%	1M L+550	10,278	10,151	10,031
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	10.62%	3M L+750	2,621	2,598	2,581
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	7.82%	3M L+475	4,974	4,974	4,738
Exigo Intermediate II, LLC	3/15/2027	Software	8.87%	1M L+575	12,935	12,759	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	8.39%	3M L+475	10,300	10,238	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	9.37%	1M L+625	14,638	14,427	14,199
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	8.74%	3M L+600	3,904	3,888	3,728
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.17%	3M L+550	2,369	2,320	2,274
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	1M L+500	2,392	2,347	2,356
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,874	4,863
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,052	3,006	3,014
Icon Partners III, LP	5/11/2028	Automobiles	7.55%	3M L+450	2,327	1,997	1,701
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.20%	SOFR+700	9,950	9,833	9,502
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	1M L+550	5,364	5,261	5,230
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	16,620	16,309	16,454
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	8.42%	3M L+475	11,187	11,168	10,963
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	1M L+550	5,966	5,885	5,906
ITI Holdings, Inc.	3/3/2028	IT Services	8.67%	SOFR + 550	3,980	3,917	3,900
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	19,250	19,103	19,250
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	16,830	16,451	16,494
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,355	14,074	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,578	10,539	10,335
			(PIK 2.00%)
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.04%	3M L+575	10,598	10,428	10,254
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	8.31%	3M L+550	4,331	4,258	3,183
Magenta Buyer, LLC	7/31/2028	Software	7.87%	1M L+475	2,695	2,539	2,425
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	8.19%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	8.19%	1M L+525	4,837	3,527	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	8.62%	1M L+550	9,900	9,782	9,851
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	8.56%	3M L+575	7,406	7,296	7,332
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+500	5,000	4,902	4,900
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+650	2,396	2,353	2,372
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	8.70%	SOFR+500	5,829	5,817	5,759
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,465	3,405	3,264
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	7.80%	1M L+550	10,820	10,641	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.75%	3M L+500	14,363	14,319	14,111
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	8.40%	SOFR+475	5,060	4,991	5,060
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	9.37%	1M L+625	14,598	14,353	14,160
Output Services Group, Inc.	3/27/2024	Business Services	9.80%	3M L+425	7,682	7,676	5,838
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,990	3,918	3,890
Ox Two, LLC	5/18/2026	Construction and Building	9.81%	3M L+600	4,925	4,866	4,827
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	8.07%	1M L+500	9,593	9,234	7,674
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	9.62%	1M L+650	8,238	8,111	8,032
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	1,562	1,561	1,562
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,580	2,500	2,309
Pragmatic Institute, LLC	7/6/2028	Education	9.30%	SOFR+575	11,250	11,056	11,138
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.41%	1M L+625	4,845	4,755	4,729
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense		1M L+625	1,888	-	-
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	1/29/2026	Leisure Products	9.92%	3M L+600	4,925	4,856	4,753
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,564	12,354	11,291

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	9.67%	3M L+600	5,013	$4,960	$4,963
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	8.62%	3M L+550	5,240	5,202	5,187
Schlesinger Global, Inc.	7/14/2025	Business Services	10.27%	SOFR+500	11,847	11,829	11,551
			(PIK 0.50%)
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,716	14,411	14,421
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,917	11,807	11,470
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,647	5,625	5,511
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,956	2,916	2,873
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,011	8,985
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	14,888	14,623	14,649
Teneo Holdings LLC	7/18/2025	Business Services	8.38%	3M L+625	2,786	2,757	2,623
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%	3M L+500	5,659	5,600	5,603
The Bluebird Group LLC	7/27/2026	Professional Services	10.67%	1M L+700	1,707	1,679	1,724
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	8.47%	3M L+525	12,957	12,952	12,859
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	8.62%	1M L+550	5,578	5,479	5,550
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	8.30%	3M L+475	8,744	8,604	8,482
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	8.87%	3M L+550	14,952	14,871	14,578
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	8.76%	3M L+625	5,468	5,450	5,441
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	7.76%	3M L+550	15,550	15,421	14,446
UBEO, LLC	4/3/2024	Capital Equipment	8.17%	3M L+450	17,390	17,305	17,129
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	SOFR+525	4,975	4,880	4,866
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.42%	3M L+575	12,684	12,438	8,473
			(PIK 3.0%)
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	9.45%	SOFR+550	8,546	8,506	8,261
Zips Car Wash, LLC	3/1/2024	Automobiles	10.35%	3M L+725	16,957	16,711	16,533

Total First Lien Secured Debt						767,316	751,627
Second Lien Secured Debt - 5.0%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	12.17%	3M L+850	3,000	2,963	2,955
Total Second Lien Secured Debt						2,963	2,955
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	139
Total Equity Securities						—	139
Total Investments - 1,335.9%						770,280	754,722
Cash and Cash Equivalents - 59.7%
BlackRock Federal FD Institutional 30						33,725	33,705
Total Cash and Cash Equivalents						33,725	33,705
Total Investments and Cash Equivalents —1,329.0%						$804,005	$788,427
Liabilities in Excess of Other Assets — (1,229.0)%							(731,931)
Members' Equity—100.0%							$56,496

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

Below is a listing of PSSL’s individual investments as of September 30, 2021 (Par and $ in thousands):

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

Below is a listing of PSSL’s individual investments as of September 30, 2021 (Par and $ in thousands)(continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Restaurants and Leisure	11.00%	1M L+900	4,389	$4,506	$4,765
STV Group Incorporated	12/11/2026	Construction and Building	5.33%	1M L+525	9,075	9,004	9,030
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	4,950	4,860	4,948
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	10,337	10,313	10,234
Teneo Holdings LLC	07/18/2025	Business Services	6.25%	1M L+525	2,309	2,306	2,297
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	6.77%	3M L+550	5,713	5,634	5,656
The Bluebird Group LLC	07/27/2026	Professional Services	8.00%	3M L+700	1,744	1,710	1,733
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	6.75%	6M L+575	13,383	13,376	13,383
The Vertex Companies, LLC	08/30/2027	Construction and Engineering	6.50%	6M L+550	5,634	5,523	5,529
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	6.25%	3M L+525	8,834	8,655	8,569
TVC Enterprises, LLC	03/26/2026	Diversified Consumer Services	6.75%	1M L+575	8,558	8,593	8,558
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	7.25%	1M L+625	6,636	6,599	6,636
Tyto Athene, LLC	08/27/2024	IT Services	6.25%	1M L+550	11,443	11,334	11,443
UBEO, LLC	04/03/2024	Capital Equipment	5.50%	1M L+450	17,571	17,457	17,483
Urology Management Associates, LLC	08/30/2024	Healthcare and Pharmaceuticals	5.50%	1M L+450	11,030	10,849	10,975
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	6.75%	1M L+575	12,438	12,142	11,971
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	6.00%	3M L+500	5,706	5,656	5,678
Total First Lien Secured Debt						558,880	557,732
Second Lien Secured Debt - 10.5%
DBI Intermediate Holdco, LLC, Term Loan B (4)	02/02/2026	Business Services	11.00%	—	2,434	2,434	2,434
			P(IK 9.00%)
Inventus Power, Inc.	09/29/2024	Consumer Goods: Durable	9.50%	3M L+850	3,000	2,947	2,940
Total Second Lien Secured Debt						5,381	5,374
Equity Securities - 3.3%
DBI Intermediate Holdco, LLC, Series A-1 (4)	—	Business Services	13.00%	—	7	5,034	—
DBI Intermediate Holdco, LLC, Series AA (4)	—	Business Services	—	—	7	6,731	1,315
DBI Intermediate Holdco, LLC, Series B (4)	—	Business Services	—	—	1,065	237	—
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	0	—	362
Total Equity Securities						12,002	1,677
Total Investments - 1,101.7%						576,263	564,783
Cash and Cash Equivalents - 55.3%
BlackRock Federal FD Institutional 30						28,191	28,191
US Bank Cash						196	183
Total Cash and Cash Equivalents						28,387	28,374
Total Investments and Cash Equivalents —1,157.1%						$604,650	$593,157
Liabilities in Excess of Other Assets — (1,057.1)%							(541,893)
Members' Equity—100.0%							$51,264
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
(4)
Non-income producing security.
Below are the consolidated statements of assets and liabilities for PSSL (in thousands):

	September 30, 2022	September 30, 2021
Assets
Investments at fair value (cost—$770,280 and $576,263, respectively)	$754,722	$564,783
Cash and cash equivalents (cost—$33,725 and $28,387, respectively)	33,705	28,374
Interest receivable	3,025	1,414
Receivable for investment sold	3,637	7,323
Prepaid expenses and other assets	1,722	1,665
Total assets	796,811	603,559
Liabilities
Credit facility payable	259,500	112,000
2032 Asset-backed debt, net (par—$246,000)	243,365	242,757
Notes payable to members	217,350	161,000
Payable for investments purchased	10,414	31,963
Interest payable on notes to members	4,719	2,656
Interest payable on Credit Facility and asset backed debt	3,817	1,741
Accrued expenses	1,150	178
Total liabilities	740,315	552,295
Commitments and contingencies (See Note 11)
Members' equity	56,496	51,264
Total liabilities and members' equity	$796,811	$603,559
(1)
As of both September 30, 2022 and 2021, PSSL had $2.5 million and $0.6 million unfunded commitments to fund investments, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

Below are the consolidated statements of operations for PSSL (in thousands):

	Year Ended September 30,
	2022	2021
Investment income:
Interest	$53,006	$33,364
Other income	1,188	982
Total investment income	54,194	34,346
Expenses:
Interest and expense on credit facility and asset-backed debt	18,410	9,649
Interest expense on notes to members	17,468	12,635
Administrative services expenses	1,835	1,200
General and administrative expenses	1,156	906
Total expenses	38,869	24,390
Net investment income	15,325	9,956
Realized and unrealized gain (loss) on investments and credit facility foreign currency translation:
Net realized loss on investments	(14,948)	(4,732)
Net change in unrealized appreciation (depreciation) on:
Investments	(3,695)	3,377
Credit facility foreign currency translation	—	(489)
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	(3,695)	2,888
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	(18,643)	(1,844)
Net increase (decrease) in members' equity resulting from operations	$(3,318)	$8,112
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt and the Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Our 2023 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt and the Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$70,363	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	930,806	Market Comparable	Market Yield	8.2% - 21% (10.9%)
First lien	8,473	Enterprise Market Value	EBITDA multiple	14.0
Second lien	147	Market Comparable	Market Yield	0.147
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Equity	89,906	Enterprise Market Value	EBITDA multiple	3.3x - 21.4x (12.5x)
Equity	5,232	Enterprise Market Value	DLOM	11.8%
Total Level 3 investments	$1,104,927
Long-Term Credit Facility	$167,563	Market Comparable	Market Yield	2.5%

Asset Category	Fair value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$177,480	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	754,004	Market Comparable	Market Yield	5.6% – 13.0% (7.5%)
Second lien	8,085	Market Comparable	Market Yield	11.0% – 14.0% (11.8%)
First lien	2,934	Enterprise Market Value	EBITDA multiple	1.8x
Second lien	864	Enterprise Market Value	EBITDA multiple	5.4x
Equity	70,253	Enterprise Market Value	EBITDA multiple	4.7x – 18.5x (11.5x)
Equity	7,569	Enterprise Market Value	DLOM	9.3%
Total Level 3 investments	$1,021,189
Long-Term Credit Facility	$218,851	Market Comparable	Market Yield	2.1%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility or Prior Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at September 30, 2022
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,009,642	$—	$—	$1,009,642	$—
Second lien	147	—	—	147	—
Equity	154,465	—	—	95,138	59,327
Total investments	1,164,254	—	—	1,104,927	59,327
Cash and cash equivalents	47,880	47,880	—	—	—
Total investments and cash and cash equivalents	$1,212,134	$47,880	$—	$1,104,927	$59,327
Credit Facility payable	$167,563	$—	$—	$167,563	$—
2023 Notes payable	96,812	96,812	—	—	—
2026 Notes payable (2)	182,276	—	182,276	—	—
2031 Asset-Backed Debt(2)	226,128	—	—	226,128	—
Total debt	$672,779	$96,812	$182,276	$393,691	$—

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

	Fair Value at September 30, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$934,418	$—	$—	$934,418	$—
Second lien	8,949	—	—	8,949	—
Equity	138,252	—	—	77,822	60,430
Total investments	1,081,619	—	—	1,021,189	60,430
Cash and cash equivalents	49,826	49,826	—	—	—
Total investments and cash and cash equivalents	$1,131,445	$49,826	$—	$1,021,189	$60,430
Credit Facility payable	$218,851	$—	$—	$218,851	$—
2023 Notes payable	111,114	111,114	—	—	—
2026 Notes payable (2)	97,171	—	97,171	—	—
2031 Asset-Backed Debt(2)	225,497	—	—	225,497	—
Total debt	$652,633	$111,114	$97,171	$444,348	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30, 2022
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$934,419	$86,770	$1,021,189
Net realized losses	894	(12,358)	(11,464)
Net change in unrealized depreciation	(17,661)	11,655	(6,006)
Purchases, PIK interest, net discount accretion and non-cash exchanges	593,144	27,048	620,192
Sales, repayments and non-cash exchanges	(501,154)	(17,830)	(518,984)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,009,642	$95,285	$1,104,927
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(15,247)	$11,584	$(3,663)

	Year Ended September 30, 2021
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$968,616	$78,402	$1,047,018
Net realized losses	(3,731)	(8,220)	(11,951)
Net change in unrealized appreciation	16,326	26,124	42,450
Purchases, PIK interest, net discount accretion and non-cash exchanges	630,324	15,477	645,801
Sales, repayments and non-cash exchanges	(677,116)	(25,013)	(702,129)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$934,419	$86,770	$1,021,189
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$10,313	$30,025	$40,338

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3) ($ in thousands):

	Years Ended September 30,
Long-Term Credit Facility	2022	2021
Beginning Balance (cost – $219,400 and $308,599, respectively)	$218,851	$299,047
Net change in unrealized (depreciation) appreciation included in earnings	(1,542)	9,003
Borrowings	147,254	346,500
Repayments	(197,000)	(435,699)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $168,830 and $219,400, respectively)	$167,563	$218,851

As of September 30, 2022, we had outstanding non-U.S. dollar borrowings on our Prior Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below ($ in thousands):

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	$6,430	10/1/22	(824)

As of September 30, 2021 we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.4 million, $2.9 million and zero relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2022, 2021, and 2020, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and 2031 Asset-Backed Debt.

For the years ended September 30, 2022, 2021, and 2020, the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(4.9) million, $(11.6) million, and $14.2 million, respectively. As of September 30, 2022 and 2021 , the net unrealized depreciation on the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes totaled $1.5 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2022 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2021	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Non-Controlled Affiliates
DBI Holding, LLC	$7,433	$—	$(22,380)	$14,947	$—	$112	$—	$(22,380)
Country Fresh Holding Company Inc.	—	—	—	—	—	—	—	65
Total Non-Controlled Affiliates	$7,433	$—	$(22,380)	$14,947	$—	$112	$—	$(22,315)
Controlled Affiliates
Marketplace Events, LLC	$31,649	$636	$—	$(895)	$31,390	$1,439	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	185,731	70,438	—	(16,554)	239,615	15,285	13,650	—
Total Controlled Affiliates	$217,380	$71,074	$—	$(17,450)	$271,005	$16,724	$13,650	$—
Total Controlled and Non-Controlled Affiliates	$224,813	$71,074	$(22,380)	$(2,503)	$271,005	$16,836	$13,650	$(22,315)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations:

	Years Ended September 30,
	2022	2021	2020
Numerator for net increase in net assets resulting from operations	$3,453	$56,516	$18,413
Denominator for basic and diluted weighted average shares	41,060,541	38,776,831	38,772,074
Basic and diluted net increase in net assets per share resulting from operations	$0.08	$1.46	$0.47

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

As of September 30, 2022 and 2021, the cost of investments for federal income tax purposes approximates amortized cost reported in the Consolidated Schedule of Investments.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

The following amounts were reclassified for tax purposes (in thousands):

	Years Ended September 30,
	2022	2021	2020
Decrease in paid-in capital	$(492)	$(369)	$(481)
Decrease in accumulated net realized loss	1,118	(292)	(263)
Increase in undistributed net investment income	(625)	661	745

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2022	2021	2020
Net increase in net assets resulting from operations	$3,453	$56,516	$18,413
Net realized loss on investments	11,106	12,796	12,682
Net change in unrealized depreciation (appreciation) on investments and debt	34,023	(29,686)	12,290
Other book-to-tax differences	(549)	3,153	(2,424)
Other non-deductible expenses	993	846	757
Taxable income before dividends paid deduction	$49,026	$43,625	$41,718

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows (in thousands):

	As of September 30,
	2022	2021	2020
Undistributed ordinary income – tax basis	$11,141	$8,415	$8,474
Short-term realized loss carried forward	(24,655)	(6,452)	(8,274)
Long-term realized loss carried forward	(65,977)	(59,136)	(40,147)
Distributions payable and other book to tax differences	3,933	(9,669)	(9,887)
Net unrealized appreciation (depreciation) of investments and debt	(15,423)	18,600	(11,087)
Total accumulated deficit – book basis	$(90,981)	$(48,242)	$(60,920)

The tax characteristics of distributions declared are as follows (in thousands):

	Years Ended September 30,
	2022	2021	2020
Ordinary income (including short-term gains, if any)	$46,685	$44,207	$44,200
Long-term capital gain	—	—	—
Total distributions	$46,685	$44,207	$44,200
Total distributions per share based on weighted average shares	$1.14	$1.14	$1.14

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2022 and 2021, cash and cash equivalents consisted of money market funds in the amounts of $47.9 million and $49.8 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30 ($ in thousands, except share and per share data):

	2022	2021	2020	2019	2018
Per Share Data:
Net asset value, beginning of year	$12.62	$12.31	$12.97	$13.82	$14.10
Net investment income (1)	1.18	1.02	1.12	1.17	0.81
Net change in realized and unrealized (loss) gain (1)	(1.10)	0.44	(0.65)	(0.88)	0.06
Net increase in net assets resulting from operations (1)	0.08	1.46	0.47	0.29	0.87
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.14)	(1.14)	(1.14)	(1.14)	(1.03)
Distribution of realized gains	—	—	—	—	(0.11)
Total distributions to stockholders	(1.14)	(1.14)	(1.14)	(1.14)	(1.14)
(Dilutive) effect of common stock issuance
and acquisition of MCG (1)	0.06	—	—	—	(0.01)
Net asset value, end of year	$11.62	$12.62	$12.31	$12.97	$13.82
Per share market value, end of year	$9.60	$12.79	$8.44	$11.60	$13.15
Total return (3)	(17.76)%	66.47%	(17.15)%	(3.20)%	(1.29)%
Shares outstanding at end of year	45,345,638	38,880,728	38,772,074	38,772,074	38,772,074
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.34%	3.77%	5.19%	3.94%	3.01%
Ratio of debt related expenses to average net assets (5)	5.85%	5.00%	5.63%	5.21%	4.73%
Ratio of total expenses to average net assets (5)	11.19%	8.77%	10.82%	9.15%	7.74%
Ratio of net investment income to average net assets (5)	9.55%	8.07%	9.00%	8.76%	5.81%
Net assets at end of year	$527,092	$490,611	$477,270	$503,057	$535,842
Weighted average debt outstanding	$698,765	$622,739	$737,209	$512,135	$354,322
Weighted average debt per share (1)	$17.06	$16.06	$19.01	$13.21	$9.25
Asset coverage per unit (6)	$1,784	$1,746	$1,677	$1,786	$2,122
Portfolio turnover ratio	45.03%	62.58%	35.08%	52.64%	47.15%

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2022, 2021,and 2020, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 4.5%, 3.9% and 3.7%, respectively. As of September 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2022 and 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 178% and 175%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders was $366.0 million as of September 30, 2022, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of September 30, 2022 and 2021, Funding I had $168.8 million and $219.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 4.7% and 2.3%, exclusive of the fee on undrawn commitments as of September 30, 2022 and 2021, respectively. As of September 30, 2022 and 2021, we had $197.2 million and $80.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

During the revolving period, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2026. The Credit Facility is secured by all of the assets of Funding I. Both we and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2022, we were in compliance with the covenants relating to the Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $97.0 million and $117.8 million were outstanding as at September 30, 2022 and 2021, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee.

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

2026 Notes

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185.0 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all of our existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2022

2031 Asset-Backed Debt

In September 2019, the Company completed the $301.4 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2031 Asset-Backed Debt was issued by the Securitization Issuer. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Loans maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The annualized interest on the 2031 Asset-Backed Debt will be paid, to the extent of funds available. The reinvestment period of the Debt Securitization ends on October 15, 2023 and the 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of September 30, 2022 and 2021, the Company had $228.0 million, respectively, 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 4.6% and 2.6%, respectively. As of September 30, 2022 and 2021, the unamortized fees on the 2031 Asset-Backed Debt were $1.9 million and $2.5 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2022 and 2021, we had $150.6 million and $166.9 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $28.4 million and $42.0 million to PSSL as of September 30, 2022 and 2021, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2022, PennantPark Senior Secured Loan Fund I LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PennantPark Senior Secured Loan Fund I LLC for the years ended September 30, 2022, 2021, and 2020 are being filed herewith as Exhibit 99.3 and Exhibit 99.4.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company’s internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Notwithstanding the material weakness, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K for a description of a material weakness identified by Management.

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.1

Amended and Restated Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 814-00736), filed on August 3, 2022).

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

10.13	Equity Distribution Agreement - JMP Securities LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 814-00736), filed on August 3, 2022).

10.14	Equity Distribution Agreement - Raymond James & Associates, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 814-00736), filed on August 3, 2022).

10.15

Underwriting Agreement, dated August 8, 2022, among PennantPark Floating Rate Capital Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC, and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and Truist Securities, Inc., as representatives of the several underwriters named on Schedule A thereto (Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 814-00891), filed on August 11, 2022).

10.16

First Amendment to Revolving Credit and Security Agreement, dated September 15, 2022, among PennantPark Floating Rate Funding I, LLC, PennantPark Investment Advisers, LLC, the lenders from time to time party thereto, Truist Bank, as administrative agent and swingline lender, U.S. Bank National Association, as collateral agent, custodian, collateral administrator and backup collateral manager (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00891), filed on September 21, 2022).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Privacy Policy of the Registrant.

99.2*	Report of RSM US LLP on Senior Securities Table

99.3*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2022 and 2021.

99.4*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2021 and 2020.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2022.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 17, 2022
Arthur H. Penn

/s/ RICHARD T. ALLORTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 17, 2022
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	November 17, 2022
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 17, 2022
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 17, 2022
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 17, 2022
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR.	Director	November 17, 2022
José A. Briones