Form 10-Q
period 2022-12-31
PennantPark Floating Rate Capital Ltd.
filed 2023-02-08
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 8, 2023 was 49,681,815.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

r

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

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost— $872,780 and $882,570, respectively)	$870,741	$893,249
Controlled, affiliated investments (cost— $308,245 and $294,787, respectively)	280,396	271,005
Total investments (cost— $1,181,025 and $1,177,357, respectively)	1,151,137	1,164,254
Cash and cash equivalents (cost—$52,944 and $47,917, respectively)	52,935	47,880
Interest receivable	8,736	7,543
Receivable for investments sold	12,353	3,441
Distributions receivable	577	—
Prepaid expenses and other assets	945	748
Total assets	1,226,683	1,223,866
Liabilities
Distributions payable	4,316	4,308
Payable for investments purchased	9,990	—
Credit Facility payable, at fair value (cost—$199,654 and $168,830, respectively) (See Notes 5 and 10)	197,688	167,563
2023 Notes payable, at fair value (par—$76,219 and $97,006, respectively) (See Notes 5 and 10)	73,833	96,812
2026 Notes payable, net (par—$185,000) (See Notes 5 and 10)	182,471	182,276
2031 Asset-Backed Debt, net (par—$228,000) (See Notes 5 and 10)	226,286	226,128
Interest payable on debt	6,075	8,163
Base management fee payable (See Note 3)	2,931	3,027
Performance-based incentive fee payable (See Note 3)	3,433	3,164
Deferred tax liability	5,293	4,568
Accrued other expenses	837	765
Total liabilities	713,153	696,774
Commitments and contingencies (See Note 11)
Net assets
Common stock, 45,431,815 and 45,345,638 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	45	45
Paid-in capital in excess of par value	619,019	618,028
Accumulated deficit	(105,534)	(90,981)
Total net assets	$513,530	$527,092
Total liabilities and net assets	$1,226,683	$1,223,866
Net asset value per share	$11.30	$11.62

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Investment income:
From non-controlled, non-affiliated investments:
Interest	$20,735	$16,858
Dividend	577	577
Other income	142	2,823
From non-controlled, affiliated investments:
Interest	—	112
Other income	—	—
From controlled, affiliated investments:
Interest	6,909	3,165
Dividend	2,975	2,800
Other Income	—	—
Total investment income	31,338	26,335
Expenses:
Base management fee (See Note 3)	2,931	2,896
Performance-based incentive fee (See Note 3)	3,433	3,180
Interest and expenses on debt (See Note 10)	9,858	6,639
Administrative services expenses (See Note 3)	144	144
Other general and administrative expenses	706	655
Expenses before provision for taxes	17,072	13,514
Provision for taxes on net investment income	534	100
Total expenses	17,606	13,614
Net investment income	13,732	12,721
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	63	3,073
Non-controlled and controlled, affiliated investments	—	65
Net realized gain (loss) on investments	63	3,138
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(12,693)	4,387
Controlled and non-controlled, affiliated investments	(4,064)	(7,884)
Provision for taxes on unrealized appreciation (depreciation) on investments	(725)	(1,540)
Debt (appreciation) depreciation (See Note 5 and 10)	2,067	3,611
Net change in unrealized appreciation (depreciation) on investments and debt	(15,415)	(1,426)
Net realized and unrealized gain (loss) from investments and debt	(15,352)	1,712
Net increase (decrease) in net assets resulting from operations	$(1,620)	$14,433
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$(0.04)	$0.37
Net investment income per common share	$0.30	$0.33

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Net increase (decrease) in net assets from operations:
Net investment income	$13,732	$12,721
Net realized gain on investments	63	3,138
Net change in unrealized depreciation on investments	(16,757)	(3,497)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	(725)	(1,540)
Net change in unrealized depreciation on debt	2,067	3,611
Net increase (decrease) in net assets resulting from operations	(1,620)	14,433
Distributions to stockholders:
Distribution of net investment income	(12,932)	(11,106)
Total distributions to stockholders	(12,932)	(11,106)
Capital transactions
Public offering (See Note 1)	995	3,520
Offering costs	(5)	(53)
Net increase in net assets resulting from capital transactions	990	3,467
Net increase (decrease) in net assets	(13,562)	6,794
Net assets:
Beginning of period	527,092	490,611
End of period	$513,530	$497,405
Capital share activity:
Shares issued from public offering	86,177	270,066

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,620)	$14,433
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on investments	16,757	3,497
Net change in unrealized depreciation on debt	(2,067)	(3,611)
Net realized loss on investments	(63)	(3,138)
Net accretion of discount and amortization of premium	(944)	(1,358)
Purchases of investments	(65,587)	(335,103)
Payment-in-kind interest	(56)	(441)
Proceeds from dispositions of investments	62,998	238,369
Accretion (amortization) of deferred financing costs	352	(320)
(Increase) or Decrease in:
Interest receivable	(1,193)	(291)
Distribution receivable	(577)	—
Receivable for investments sold	(8,912)	15,536
Prepaid expenses and other assets	(197)	(96)
Increase or (Decrease) in:
Payable for investments purchased	9,990	(12,487)
Interest payable on debt	(2,088)	(1,440)
Base management fee payable	(96)	189
Performance-based incentive fee payable	269	2,557
Deferred tax liability	725	1,540
Accrued other expenses	72	(222)
Net cash provided by (used in) operating activities	7,763	(82,386)
Cash flows from financing activities:
Proceeds from public offering	995	3,520
Offering costs	(15)	(53)
Distributions paid to stockholders	(12,924)	(11,078)
Repayment of 2023 notes payable (See Notes 5 and 10)	(20,787)	(20,787)
Proceeds from 2026 notes issuance (See Notes 5 and 10)	—	84,333
Borrowings under Credit Facility (See Notes 5 and 10)	30,000	137,253
Repayments under Credit Facility (See Notes 5 and 10)	—	(100,000)
Net cash provided by (used in) financing activities	(2,731)	93,188
Net increase (decrease) in cash and cash equivalents	5,032	10,802
Effect of exchange rate changes on cash	23	639
Cash and cash equivalents, beginning of period	47,880	49,826
Cash and cash equivalents, end of period	$52,935	$61,267
Supplemental disclosures:
Interest paid	$11,594	$7,931
Taxes paid	$5	$183

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—169.6% (3), (4)
First Lien Secured Debt—149.6%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.12%		3M L+650	359	$354	$354
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/21/2024	Commercial Services & Supplies	—		—	1,698	—	—
A1 Garage Merger Sub, LLC LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—		—	748	—	—
Ad.net Acquisition, LLC	05/06/2026	Media	10.84%		3M L+600	4,925	4,873	4,888
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	10.84%		3M L+600	996	996	988
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/06/2026	Media	—		—	249	—	(2)
Altamira Technologies, LLC	07/24/2025	IT Services	10.24%		3M L+600	4,725	4,691	4,642
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	10.73%		3M L+600	575	575	565
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581	—	(28)
American Insulated Glass, LLC	12/21/2023	Building Products	9.25%		3M L+550	7,579	7,545	7,579
American Teleconferencing Services, Ltd.(7)	06/08/2023	Telecommunications	0.00%	(6)	—	7,986	7,915	90
American Teleconferencing Services, Ltd. (Revolver) (7)	01/31/2023	Telecommunications	0.00%	(6)	—	1,656	1,642	17
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	10.98%		3M L+625	14,067	13,928	13,786
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	10.23%		3M L+550	14,372	14,304	14,372
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7), (9)	05/23/2024	Media	—		—	2,869	—	—
Any Hour Services	07/21/2027	Energy Equipment and Services	9.54%		3M L+525	10,501	10,414	10,212
Any Hour Services (Revolver) (7)	07/21/2027	Energy Equipment and Services	10.17%		3M L+585	229	229	223
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—		—	918	—	(25)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	9.46%		1M L+525	6,208	6,169	6,177
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	9.67%		1M L+550	296	296	295
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	9.59%		1M L+525	12,923	12,847	12,859
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Diversified Consumer Services	9.99%		1M L+525	1,153	1,153	1,147
Apex Service Partners, LLC (Revolver) (7), (9)	07/31/2025	Diversified Consumer Services	—		—	692	—	(3)
API Holding III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	8.98%		1M L+425	5,790	5,771	4,574
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.47%		3M L+575	7,325	7,222	7,142
Applied Technical Services, LLC (Unfunded Term Loan)	04/21/2023	Commercial Services & Supplies	—		—	2,100	—	(29)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	12.25%		3M L+475	382	382	372
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	891	—	(22)
Arcfield Acquisition Corp. (Revolver) (9)	03/07/2028	Aerospace and Defense	—		—	887	—	(18)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	8.99%		1M L+525	5,000	4,904	4,950
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distributors	9.18%		3M L+500	213	212	209
Blackhawk Industrial Distribution, Inc. (7),(9)	09/17/2024	Distributors	—		—	3,045	—	(38)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distributors	10.06%		3M L+500	823	823	780
Blackhawk Industrial Distribution, Inc. (9)	09/17/2024	Distributors	—		—	1,920	—	(100)
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	10.73%		3M L+600	3,389	3,389	3,389
By Light Professional IT Services, LLC	05/16/2024	High Tech Industries	10.79%		3M L+625	27,252	27,077	26,979
By Light Professional IT Services, LLC (Revolver)	05/16/2024	High Tech Industries	10.92%		3M L+663	3,419	3,419	3,385
By Light Professional IT Services, LLC (Revolver) (9)	05/16/2024	High Tech Industries	—		—	646	—	(6)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	12.92%		3M L+850	3,042	3,035	2,987
			(PIK 9.50%)
Cartessa Aesthetics, LLC	05/13/2028	Distributors	10.58%		1M L+600	13,176	12,932	13,044
Cartessa Aesthetics, LLC (Revolver) (7)	05/13/2028	Distributors	10.58%		1M L+600	511	511	505
Cartessa Aesthetics, LLC (Revolver) (7)(9)	05/13/2028	Distributors	—			927	-	(9)
CF512, Inc.	08/20/2026	Media	10.75%		3M L+600	8,077	7,976	7,916
CF512, Inc. (7), (9)	08/20/2026	Media	—		—	191	—	(2)
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—		—	955	—	(19)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	9.23%		3M L+450	1,577	1,573	1,577
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	10.82%		1M L+675	358	357	345
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	356	—	(12)
Compex Legal Services, Inc.	02/09/2026	Professional Services	9.97%		3M L+525	8,017	7,991	7,993
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	9.61%		3M L+525	703	703	701
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	703	—	(2)
Connatix Buyer, Inc.	07/13/2027	Media	10.14%		3M L+550	3,897	3,834	3,771
Connatix Buyer, Inc. (7), (9)	01/13/2023	Media	—		—	2,105	—	(47)
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—		—	1,234	—	(40)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	9.75%		3M L+575	889	883	880
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	10.48%		3M L+575	202	202	200
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—		—	135	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal Products	10.48%		3M L+600	4,417	4,349	4,351
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal Products	10.46%		3M L+600	1,118	1,118	1,101
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—		—	2,236	—	(34)
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	10.47%		3M L+575	16,533	16,368	16,004
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426	—	(46)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	9.89%		3M L+550	3,239	3,205	3,187
ECL Entertainment, LLC	05/01/2028	Hotels, Restaurants and Leisure	11.88%		1M L+750	5,190	5,146	5,173
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	9.50%		1M L+475	343	343	327
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	572	—	(27)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	9.17%		1M L+500	5,528	5,528	5,528
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000	—	—
EDS Buyer, LLC	12/22/2028	Electronic Equipment, Instruments, and Components	10.91%		3M L+625	9,000	8,865	8,865
EDS Buyer, LLC - Unfunded Term Loan	12/22/2028	Electronic Equipment, Instruments, and Components	—		—	6,750	—	—
EDS Buyer, LLC. (Revolver) (7), (9)	12/22/2028	Electronic Equipment, Instruments, and Components	—		—	2,025	—	—
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	11.13%		3M L+675	7,131	7,112	6,739
Exigo Intermediate II, LLC (9)	03/15/2024	Software	—		—	2,758	—	(34)
Exigo Intermediate II, LLC (Revolver)	03/15/2027	Software	10.13%		3M L+575	138	138	135
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—		—	552	—	(11)
Findex Group Limited (5)(10)(11)	05/31/2024	Diversified Financial Services	7.68%		3M L+450	AUD 10,000	7,431	6,782
Gantech Acquisition Corp.	05/14/2026	IT Services	10.63%		1M L+625	21,869	21,541	21,213
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	IT Services	10.63%		1M L+625	1,244	1,244	1,207
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—		—	2,489	—	(75)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	10.19%		3M L+600	3,418	3,382	3,264

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.23%	3M L+550	209	$207	$202
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—	—	862	—	(19)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	10.16%	3M L+575	348	348	334
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	516	—	(21)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.23%	3M L+550	4,438	4,362	4,349
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	9.79%	3M L+550	160	160	157
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	590	—	(12)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,950	4,863	4,851
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	(36)
HW Holdco, LLC	12/10/2024	Media	6.00%	1M L+500	8,392	8,355	8,287
HW Holdco, LLC (9)	12/10/2024	Media	—	—	1,686	—	(4)
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,452	—	(18)
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	11.47%	3M L+700	5,709	5,609	5,550
IDC Infusion Services, Inc. (Revolver) (9)	12/30/2026	Healthcare Equipment and Supplies	—	—	4,167	—	(146)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	10.38%	3M L+600	4,462	4,381	4,395
IG Investments Holdings, LLC (Revolver)	09/22/2027	Professional Services	10.39%	3M L+600	191	191	188
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	286	—	(4)
Imagine Acquisitionco, LLC	11/15/2027	Software	10.14%	3M L+550	3,969	3,901	3,849
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(33)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(36)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare Providers and Services	11.94%	3M L+715	14,916	14,739	14,618
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Commercial Services & Supplies	0.00%	—	3,230	—	—
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	0.00%	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.23%	3M L+575	2,618	2,577	2,618
Infolinks Media Buyco, LLC (9)	11/01/2023	Media	—	—	969	—	10
Integrative Nutrition, LLC	09/29/2023	Consumer Services	9.48%	3M L+450	15,583	15,556	15,272
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	10.81%	SOFR+550	15,785	15,667	15,548
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	10.77%	3M L+550	229	229	224
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	436	—	(9)
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.73%	3M L+600	17,384	17,089	16,949
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	10.73%	3M L+600	3,435	3,435	3,349
Lash OpCo, LLC	02/18/2027	Personal Products	11.17%	1M L+700	10,484	10,308	10,274
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	11.57%	1M L+700	784	784	768
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—		1,137	—	(23)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	10.23%	1M L+565	9,543	9,522	9,409
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	10.23%	1M L+565	1,721	1,721	1,697
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	10.98%	3M L+625	3,738	3,682	3,663
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Leisure Products	10.98%	3M L+625	263	263	258
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	526	—	(11)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	9.88%	1M L+575	24,295	24,022	23,688
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	9.88%	1M L+575	1,083	1,083	1,056
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	1,416	—	(35)
Lucky Bucks, LLC	07/20/2027	Hotels, Restaurants and Leisure	10.43%	3M L+550	4,275	4,206	2,426
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.23%	1M L+550	3,704	3,573	3,370
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.23%	3M L+550	8,794	8,654	8,706
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	2,435	—	(24)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157	—	(12)
MDI Buyer, Inc. - Unfunded Term Loan	07/25/2028	Commodity Chemicals	10.36%	3M L+600	2,057	2,034	2,012
MDI Buyer, inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	10.26%	3M L+600	237	237	232
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	536	—	(7)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.73%	3M L+550	1,315	1,302	1,302
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,782	—	—
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	—
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(17)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	8.09%	SOFR +500	3,600	3,570	3,585
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	707	—	-
Mission Critical Electronics, Inc. (Revolver) (7)	03/28/2024	Capital Equipment	11.50%	1M L+400	265	265	264
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	1,060	—	(4)
Municipal Emergency Services, Inc. (7)	09/28/2027	Distributors	8.91%	3M L+500	675	668	648
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	271	—	(8)
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distributors	—	—	632	—	(16)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	(51)
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distributors	10.29%	3M L+500	568	568	545
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	379	—	(15)
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	10.63%	3M L+625	8,736	8,596	8,474
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	9.98%	3M L+525	7,177	7,057	7,177
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	—
Output Services Group, Inc.	06/27/2026	Business Services	11.30%	1M L+675	4,880	4,439	3,660
Owl Acquisition, LLC	02/04/2028	Professional Services	8.41%	3M L+575	3,980	3,868	3,881
Ox Two, LLC	05/18/2026	Construction and Building	10.84%	1M L+700	25,707	25,396	24,936
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	10.84%	1M L+700	2,710	2,710	2,628
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	677	—	(20)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	10.88%	3M L+650	6,095	6,003	5,942
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(57)
PlayPower, Inc.	05/08/2026	Leisure Products	12.00%	1M L+450	3,430	3,411	2,984

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
PRA Events, Inc.	08/07/2025	Business Services	15.23%		1M L+1,050	3,323	$2,903	$3,323
			(PIK 10.50%)
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—		—	2,290	—	—
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	10.33%		3M L+575	305	305	302
Pragmatic Institute, LLC (Revolver) (9)	07/06/2028	Professional Services	—		—	1,221	—	(12)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	10.32%		1M L+600	6,705	6,619	6,571
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Electronic Equipment, Instruments, and Components	—		—	783	-	(8)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	10.84%		1M L+600	536	536	525
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—		—	134	—	(3)
Questex, LLC	09/09/2024	Media: Diversified and Production	8.98%		3M L+500	7,181	7,135	7,038
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—		—	1,197	—	(24)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	9.42%		3M L+550	1,037	1,037	1,037
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—		—	525	—	—
Recteq, LLC	01/29/2026	Leisure Products	10.98%		3M L+600	1,474	1,454	1,422
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—		—	1,296	—	(45)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	8.84%		3M L+550	17,097	16,957	12,670
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	9.73%		3M L+575	7,980	7,929	7,773
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—	909	—	(24)
Riverside Assessments, LLC	03/10/2025	Professional Services	10.48%		3M L+625	15,317	15,177	15,049
Sales Benchmark Index LLC	01/03/2025	Professional Services	10.73%		3M L+600	7,105	7,041	7,069
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—		—	1,293	—	(6)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	9.89%		1M L+550	3,449	3,427	3,397
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	10.27%		1M L+550	1,048	1,048	1,032
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—		—	9	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	10.92%		SOFR + 700	14,541	14,456	14,178
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	10.92%		1M L+600	1,489	1,489	1,451
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—	382	—	(10)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.73%		3M L+575	1,935	1,907	1,906
Sigma Defense Systems, LLC	12/18/2025	IT Services	13.23%		3M L+850	10,898	10,688	10,680
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	13.23%		3M L+850	1,048	1,048	1,027
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—			1,572	—	(31)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	11.23%		1M L+650	10,195	10,148	10,195
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—		—	1,747	—	—
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	8.35%		1M L+450	2,456	2,456	2,364
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	8.89%		1M L+450	558	558	537
Smile Brands Inc. (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	950	—	(36)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	108	—	(4)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	10.13%		3M L+575	5,723	5,695	5,568
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—	1,665	—	(45)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	10.17%		SOFR + 575	3,208	3,173	3,103
Spendmend Holdings LLC (9)	03/01/2023	Healthcare Technology	—		—	1,771	—	(45)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	10.17%		3M L+575	119	119	115
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—		—	772	—	(25)
STV Group Incorporated	12/11/2026	Construction & Engineering	9.67%		1M L+525	4,752	4,720	4,728
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	10.94%		SOFR+600	18,513	18,205	18,272
System Planning and Analysis, Inc. (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—		—	5,188	—	(67)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	9.59%		1M L+525	5,778	5,710	5,547
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	10.70%		3M L+600	4,909	4,859	4,860
The Bluebird Group LLC	07/27/2026	Professional Services	11.72%		3M L+700	6,234	6,136	6,115
The Bluebird Group LLC (Revolver) (7), (9)	07/27/2026	Professional Services	—		—	862	—	(16)
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	10.42%		3M L+575	15,143	15,036	15,029
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	9.79%		1M L+550	2,154	2,118	2,108
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—		—	573	—	(6)
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	9.79%		1M L+550	182	182	178
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—		—	729	—	(15)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	9.24%		3M L+550	4,850	4,824	4,718
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	10.13%		1M L+600	24,267	23,948	23,660
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—		—	661	—	(17)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.46%		1M L+625	5,468	5,403	5,468
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—		—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	9.25%		1M L+550	12,612	12,461	11,427
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—		—	1,040	—	(98)
UBEO, LLC	04/03/2024	Capital Equipment	9.23%		3M L+450	17,926	17,880	17,657
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—		—	2,933	—	(44)
Unique Indoor Comfort, LLC	05/24/2027	Diversified Consumer Services	9.90%		3M L + 525	15,578	15,365	15,173
Unique Indoor Comfort, LLC Term Loan (7)	05/24/2027	Diversified Consumer Services	—		—	4,360	—	(70)
Unique Indoor Comfort, LLC (Revolver) (7), (9)	05/24/2027	Diversified Consumer Services	—		—	2,000	—	(52)
Walker Edison Furniture Company LLC (6)	03/31/2027	Wholesale	—		—	12,684	12,440	6,410
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	10.48%		3M L+575	9,828	9,704	9,508
Wildcat Buyerco, Inc. (Revolver)	02/27/2026	Electronic Equipment, Instruments, and Components	10.09%		3M L+585	107	107	100
Wildcat Buyerco, Inc. (Revolver) (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	427	—	(27)
Zips Car Wash, LLC	03/01/2024	Automobiles	11.63%		3M L+725	13,394	13,276	13,092
Total First Lien Secured Debt							802,187	768,488
Second Lien Secured Debt—0%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	0.00%	(6)	—	1,040	965	-
QuantiTech LLC	02/04/2027	Aerospace and Defense	14.29%		3M L+1,000	150	148	147
Total Second Lien Secured Debt							1,113	147

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Preferred Equity— 1.7% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	6,720	$672	$761
Imagine Topco, LP	—	Software	8.00%	—	1,236,027	1,236	1,166
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835	977
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	2,018	2,598
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	794
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	147
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323	1,975
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409	133
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	37	41
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						8,859	8,592
Common Equity/Warrants— 18.2% (6)
A1 Garage Equity, LLC (8)	—	Commercial Services & Supplies	—	—	647,943	648	648
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	75	92
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,187
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437	1,327
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	—	392
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—	—	4,678	5,000	3,783
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	103
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,090	177	17,283
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	3,223	—	—
Cartessa Aesthetics, LLC (8)	—	Distributors	—	—	1,437,500	1,437	1,596
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	1,836
(PRA Events, Inc.) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	391
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	166
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	615,484	602	1,213
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	389,386	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	65	740
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	372
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,125
Exigo, LLC (8)	—	Software	—	—	541,667	542	577
Express Wash Topco, LLC	—	Automobiles	—	—	20,000	100	93
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,083	697	2,107
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	9,488	—	(1)
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	144	2,412
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	7,553
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	503
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,680
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	19,184	3,342	4,919
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	529
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450	378
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	51
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,851,852	1,852	1,649
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	648,148	—	(71)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	50
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—	—	1,218,045	1,218	1,218
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	790
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—	—	116,032	1,160	1,160
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	837
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,948	568	—
(Walker Edison Furniture Company LLC) (7), (8)
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,260
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	918
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	909
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,068
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	281
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,077	1,116
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	806	737
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	1,531
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,448	206
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	219
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,697	3,054
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	635
OHCP V BC COI, L.P. (9)	—	Distributors	—	—	506,250	—	(74)
ORL Holdco, Inc. (7)(8)	—	Consumer Finance	—	—	1,474	15	184
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,028
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	903

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2022

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	$611	$570
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	250,000	250	254
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	345
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	24
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,050
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646	631
Seaway Topco, LP (8)		Chemicals, Plastics and Rubber	—	—	296	296	298
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	377
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	253
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500	680
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,312
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	170
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	488,372	488	689
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8)	—	Media	—	—	217,991	209	433
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	147,616	—	—
TPC Holding Company, LP (5),(7),(8),(10)	—	Food Products	—	—	21,527	21	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	3
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	378	406
WCP IvyRehab QP CF Feeder, LP (8)	—	Healthcare Providers and Services	—	—	3,762,257	3,696	3,620
WCP IvyRehab QP CF Feeder, LP (8),(9)	—	Healthcare Providers and Services	—	—	237,743	—	(6)
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	742
Total Common Equity/Warrants						60,620	93,514
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						872,779	870,741
Investments in Controlled, Affiliated Portfolio Companies—54.6% (3), (4)
First Lien Secured Debt—44.7%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	9.90%	3M L+525	3,582	3,582	3,582
			(PIK 5.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	9.90%	3M L+525	26,771	19,851	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	12.24%	3M L+800	199,369	199,369	199,369
Total First Lien Secured Debt						222,802	229,722
Equity Interests—9.9%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	2,379
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	85,444	85,444	48,295
Total Equity Interests						85,444	50,674
Total Investments in Controlled, Affiliated Portfolio Companies						308,246	280,396
Total Investments—224.2%						1,181,025	1,151,137
Cash and Cash Equivalents—10.3%
BlackRock Federal FD Institutional 30						44,200	44,200
BNY Mellon Cash						8,744	8,735
Total Cash and Cash Equivalents						52,944	52,935
Total Investments and Cash Equivalents—234.5%						$1,233,969	$1,204,072
Liabilities in Excess of Other Assets—(134.5)%							(690,542)
Net Assets—100.0%							$513,530

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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2022, qualifying assets represent 80% of our total assets and non-qualifying assets represent 20% of our total assets.
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

December 31, 2022

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

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $366 million (increased from $300 million in September 2022) at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of December 31, 2022, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

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

During the three months ended December 31, 2022, we issued 86,177 shares of our Common Stock under the ATM Program at a weighted-average price of $11.54 per share, raising $1.0 million of gross proceeds. Net proceeds were $1.0 million after commissions to the Sales Agents on shares sold. We incurred zero of legal and other offering costs associated with the administration of the ATM Program. As of December 31, 2022, we had $40.3 million available under the ATM Program.

Since inception of the ATM Program through December 31, 2022, we have issued 2,659,741 shares of our Common Stock under the ATM Program at a weighted-average price of $13.06, raising $34.7 million of gross proceeds. Net proceeds were $34.2 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the ATM Program.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, or the Commodity Exchange Act, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements, in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

December 31, 2022

(Unaudited)

prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2022, we had three portfolio companies on non-accrual, representing 1.9% and 0.6% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three months ended December 31, 2022 and 2021, we recorded a provision for taxes on net investment income of $0.5 million and $0.1 million, respectively, pertaining to federal excise tax.

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

The Taxable Subsidiary (PFLT Investment Holdings, LLC, a second tier wholly-owned subsidiary of the Company), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three months ended December 31, 2022 and 2021, the Company recognized a provision for taxes of $0.7 million and $1.5 million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of December 31, 2022 and September 30, 2022, $5.3 million and $4.6 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three months ended December 31, 2022 and 2021, the Company paid zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in zero prepaid tax asset as of December 31, 2022 included under prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities.

We operate in a manner to maintain our election to be subject to tax as a RIC and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and capital gain net income (if any). As a result, we will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiary. As such, a reconciliation of the differences between our reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

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

December 31, 2022

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2023. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components— a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2022 and 2021 the Investment Adviser earned a base management fee of $2.9 million and $2.9 million respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2022 and 2021, the Investment Adviser earned $3.4 million and $3.2 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2022 and 2021, was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2022 and 2021, we reimbursed the Administrator approximately $0.3 million and $0.1 million, respectively, including expenses the Administrator incurred for services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2022 and 2021.

For the three months ended December 31, 2022 and 2021, we sold $18.8 million and $122.7 in investments to PSSL at fair value, respectively, and recognized zero and $(0.3) million of net realized losses, respectively, for the same period.

For the three months ended December 31, 2022 and 2021, we sold no investments to PTSF.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2022 and 2021 totaled $65.6 million and $335.1 million, respectively. Sales and repayments of investments for the three months ended December 31, 2022 and 2021 totaled $63.0 million and $238.4 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	December 31, 2022		September 30, 2022
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$825,620	$798,840	$838,842	$819,461
First lien in PSSL	199,369	199,369	190,181	190,181
Second lien	1,113	147	1,113	147
Equity	69,479	104,486	65,715	105,031
Equity interests in PSSL	85,444	48,295	81,506	49,434
Total investments	1,181,025	1,151,137	1,177,357	1,164,254
Cash and cash equivalents	52,944	52,935	47,917	47,880
Total investments and cash and cash equivalents	$1,233,969	$1,204,072	$1,225,274	$1,212,134

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2022 (1)	September 30, 2022 (1)
Media	8%	7%
IT Services	7	6
Professional Services	7	9
Commercial Services & Supplies	5	5
Diversified Consumer Services	5	4
High Tech Industries	5	5
Media: Diversified and Production	5	5
Personal Products	5	7
Aerospace and Defense	4	4
Capital Equipment	4	4
Electronic Equipment, Instruments, and Components	4	3
Healthcare Technology	4	4
Construction and Building	3	3
Business Services	2	3
Chemicals, Plastics and Rubber	2	2
Consumer Services	2	2
Distributors	2	2
Diversified Financial Services	2	2
Healthcare Equipment and Supplies	2	2
Healthcare Providers and Services	2	3
Insurance	2	2
Media: Broadcasting and Subscription	2	2
Air Freight and Logistics	1	1
Automobiles	1	1
Banking, Finance, Insurance & Real Estate	1	1
Building Products	1	1
Construction & Engineering	1	—
Energy Equipment and Services	1	1
Financial Services	1	1
Food Products	1	1
Hotels, Restaurants and Leisure	1	1
Leisure Products	1	1
Textiles, Apparel and Luxury Goods	1	1
Wholesale	1	1
All Other	4	3
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2022 and September 30, 2022, PSSL had total assets of $797.4 million and $796.8 million, respectively, and its investment portfolio consisted of debt investments in 100 and 95 portfolio companies, respectively. As of December 31, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $18.1 million and the five largest investments totaled $84.3 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2022 and September 30, 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $199.4 million (additional $10.7 million unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $85.4 million (additional $4.6 million unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

December 31, 2022

(Unaudited)

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	December 31, 2022	September 30, 2022
Total investments	$750,692	$754,722
Weighted average cost yield on income producing investments	10.9%	9.6%
Number of portfolio companies in PSSL	100	95
Largest portfolio company investment	$18,057	$19,250
Total of five largest portfolio company investments	$84,291	$86,872

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2022 (Par and $ in thousands):

Issuer Name	Maturity		Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,354.1%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.12%	3M L+650	2,955	$2,896	$2,895
Ad.net Acquisition, LLC	5/6/2026	Media	10.84%	3M L+600	8,865	8,772	8,799
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	9.88%	SOFR+600	12,950	12,576	12,432
Altamira Technologies, LLC	7/24/2025	Business Services	10.24%	3M L+600	5,150	5,047	5,060
American Insulated Glass, LLC	12/21/2023	Building Products	8.25%	3M L+450	4,869	4,843	4,869
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	10.23%	3M L+550	5,213	5,149	5,213
Any Hour Services	7/21/2027	Professional Services	10.17%	3M L+525	3,510	3,441	3,413
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	9.46%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+550	2,197	2,197	2,186
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	9.58%	3M L+525	11,069	11,010	11,014
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.48%	3M L+575	8,400	8,301	8,190
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	10.02%	SOFR + 575	4,665	4,580	4,571
Beta Plus Technologies, Inc.	7/1/2029	Business Services	8.87%	SOFR + 525	4,988	4,893	4,938
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	9.73%	SOFR + 500	15,250	15,083	14,914
Broder Bros., Co.	12/2/2022	Consumer Products	10.73%	3M L+600	2,395	2,395	2,395
Burgess Point Purchaser Corporation	9/26/2029	Automotive	9.41%	3M L+525	450	419	406
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	10.40%	1M L+625	14,671	14,627	14,524
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.92%	3M L+850	12,448	12,426	12,224
			(PIK 12.92%)				-
Cartessa Aesthetics, LLC	5/13/2028	Distributors	10.58%	SOFR + 600	9,709	9,528	9,612
CF512, Inc.	8/20/2026	Media	10.76%	3M L+600	4,938	4,858	4,839
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	9.23%	3M L+450	5,542	5,479	5,542
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	10.82%	1M L+575	9,230	9,212	8,907
			(PIK 1.00%)				-
Connatix Buyer, Inc.	7/13/2027	Media	10.14%	3M L+550	3,897	3,835	3,771
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.48%	3M L+575	2,105	2,079	2,084
Dr. Squatch, LLC	8/31/2027	Personal Products	10.48%	3M L+600	14,825	14,587	14,603
DRI Holding Inc.	12/21/2028	Media	9.63%	1M L+525	2,647	2,415	2,267
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	10.47%	1M L+575	14,666	14,595	14,196
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	9.89%	1M L+550	10,252	10,143	10,088
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	11.88%	3M L+750	2,614	2,592	2,605
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	9.48%	3M L+475	4,961	4,961	4,725
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	10.27%	3M L+550	2,743	2,621	2,633
Exigo Intermediate II, LLC	3/15/2027	Software	10.13%	1M L+575	12,903	12,724	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	9.48%	3M L+475	10,273	10,214	9,742
Gantech Acquisition Corp.	5/14/2026	IT Services	10.63%	1M L+625	14,563	14,365	14,126
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	10.19%	3M L+600	3,894	3,879	3,719
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.23%	3M L+575	2,363	2,319	2,268
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.23%	1M L+550	2,392	2,349	2,344
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,950	4,865	4,851
HW Holdco, LLC	12/10/2024	Media	9.34%	6M L+500	3,029	2,988	2,991
Icon Partners III, LP	5/11/2028	Automobiles	8.82%	3M L+450	2,322	2,003	1,558
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	11.23%	SOFR+650	9,925	9,847	9,578
Imagine Acquisitionco, LLC	11/15/2027	Software	10.14%	1M L+550	5,350	5,256	5,190
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	1,658	16,333	16,247
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.40%	SOFR+685	6,136	6,016	6,014
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	9.48%	3M L+450	11,150	11,135	10,927
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	10.81%	1M L+575	5,951	5,877	5,862
ITI Holdings, Inc.	3/3/2028	IT Services	10.08%	SOFR + 550	3,970	3,909	3,891
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.38%	1M L+800	18,057	17,945	18,057
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.73%	3M L+600	16,788	16,425	16,368
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,319	14,052	14,032
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	10.23%	3M L+550	12,796	10,518	10,374
			(PIK 2.00%)				-
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.84%	3M L+575	10,571	10,416	10,307
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	10.43%	3M L+550	4,275	4,206	2,426
Magenta Buyer, LLC	7/31/2028	Software	9.17%	1M L+500	3,029	2,846	2,578
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	9.90%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	9.90%	1M L+525	4,837	3,587	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.23%	1M L+550	11,676	11,531	11,560
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.13%	3M L+575	7,388	7,282	7,314
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.54%	3M L+600	6,429	6,305	6,291
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.73%	3M L+550	2,390	2,349	2,366
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	9.73%	SOFR+500	5,814	5,804	5,791
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,456	3,399	3,318
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	9.05%	1M L+525	10,793	10,624	10,793
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	9.17%	3M L+650	14,325	14,288	14,110
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.63%	1M L+625	14,561	14,326	14,124
Output Services Group, Inc.	3/27/2024	Business Services	11.30%	3M L+675	7,691	7,681	5,768
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,980	3,910	3,881
Ox Two, LLC	5/18/2026	Construction and Building	10.84%	3M L+700	4,913	4,858	4,765
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	9.73%	1M L+500	9,568	9,243	7,654
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	10.88%	1M L+650	8,217	8,095	8,012
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	12.00%	3M L+450	2,572	2,497	2,238
Pragmatic Institute, LLC	7/6/2028	Education	10.33%	SOFR+575	11,222	11,068	11,110
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.96%	1M L+600	2,829	2,782	2,772
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense		1M L+600	1,104	-	(11)
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.42%	SOFR+600	4,963	4,894	4,764
Recteq, LLC	1/29/2026	Leisure Products	10.98%	3M L+600	4,913	4,848	4,741
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,531	12,342	9,286

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.73%	3M L+600	5,013	$4,965	$4,988
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	9.89%	3M L+550	5,183	5,150	5,105
Schlesinger Global, Inc.	7/14/2025	Business Services	10.92%	SOFR+700	11,832	11,816	11,536
			(PIK 0.50%)			-	-
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.73%	SOFR+605	4,988	4,916	4,913
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,621	14,338	14,329
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,887	11,796	11,441
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,630	5,613	5,478
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,949	2,910	2,851
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,015	9,030
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.45%	3M L+475	1,800	1,698	1,692
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.94%	SOFR+600	14,850	14,603	14,657
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	3M L+500	349	334	330
Teneo Holdings LLC	7/18/2025	Business Services	9.67%	3M L+525	3,127	3,086	3,001
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	10.70%	3M L+600	5,645	5,590	5,589
The Bluebird Group LLC	7/27/2026	Professional Services	11.98%	1M L+700	1,698	1,672	1,666
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	9.84%	3M L+575	12,883	12,879	12,786
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	9.88%	1M L+550	5,564	5,469	5,447
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	9.61%	3M L+550	8,722	8,592	8,484
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	10.13%	3M L+600	14,678	14,611	14,311
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.46%	3M L+625	5,468	5,452	5,468
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	9.25%	3M L+550	15,511	15,387	14,053
UBEO, LLC	4/3/2024	Capital Equipment	9.23%	3M L+450	17,345	17,273	17,085
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	9.98%	SOFR+525	4,963	4,872	4,833
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	0.00%		12,684	12,438	6,410
			(PIK 3.0%)			-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.48%	SOFR+575	8,524	8,487	8,240
Zips Car Wash, LLC	3/1/2024	Automobiles	11.53%	3M L+725	16,915	16,717	16,534

Total First Lien Secured Debt						769,096	747,402
Second Lien Secured Debt - 5.0%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	13.23%	3M L+850	3,000	2,968	2,970
Total Second Lien Secured Debt						2,968	2,970
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	320
Total Equity Securities						—	320
Total Investments - 1,360.1%						772,064	750,692
Cash and Cash Equivalents - 75.5%
BlackRock Federal FD Institutional 30						41,692	41,692
Total Cash and Cash Equivalents						41,692	41,692
Total Investments and Cash Equivalents —1,329.0%						$813,756	$792,384
Liabilities in Excess of Other Assets — (1,229.0)%							(737,189)
Members' Equity—100.0%							$55,195

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

December 31, 2022

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2022 (Par and $ in thousands)

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

December 31, 2022

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	December 31, 2022
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (cost—$772,064 and $770,280, respectively)	$750,692	$754,722
Cash and cash equivalents (cost—$41,692 and $33,725, respectively)	41,692	33,705
Interest receivable	3,637	3,025
Receivable for investment sold	—	3,637
Prepaid expenses and other assets	1,365	1,722
Total assets	797,386	796,811
Liabilities
Credit facility payable	244,800	259,500
2032 Asset-backed debt, net (par—$246,000)	243,517	243,365
Notes payable to members	227,850	217,350
Payable for investments purchased	14,973	10,414
Interest payable on notes to members	5,581	4,719
Interest payable on Credit Facility and asset backed debt	4,831	3,817
Accrued expenses	639	1,150
Total liabilities	742,191	740,315
Commitments and contingencies (1)
Members' equity	55,195	56,496
Total liabilities and members' equity	$797,386	$796,811

(1)
As of December 31, 2022 and September 30, 2022, PSSL had unfunded commitments to fund investments of $3.9 million and $2.5 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended December 31,
	2022	2021
Investment income:
Interest	$19,617	$10,951
Other income	110	871
Total investment income	19,727	11,822
Expenses:
Interest and expense on credit facility and asset-backed debt	8,641	3,174
Interest expense on notes to members	6,810	3,554
Administrative services expenses	508	300
General and administrative expenses	300	289
Total expenses	16,259	7,317
Net investment income	3,468	4,505
Realized and unrealized gain (loss) on investments and credit facility foreign currency translation:
Net realized gain (loss) on:
Investments	(60)	(348)
Credit facility foreign currency translation	(10)
Net change in unrealized appreciation (depreciation) on:
Investments	(5,800)	(3,204)
Credit facility foreign currency translation	—	—
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	(5,800)	(3,204)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	(5,870)	(3,552)
Net increase (decrease) in members' equity resulting from operations	$(2,402)	$953

(*) No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

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

December 31, 2022

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

The remainder of our investment portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, discounted for lack of marketability and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at December 31, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$62,678	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	929,120	Market Comparable	Market yield	8.5% - 22.8% (11.4%)
First lien	6,410	Enterprise Market Value	Projected EBITDA multiple	8.0x
Second lien	147	Market Comparable	Market yield	0.144
Second lien	—	Enterprise Market Value	EBITDA multiple	6.3x
Equity	94,621	Enterprise Market Value	EBITDA multiple	3.1x - 21.3x (12.5x)
Equity	837	Enterprise Market Value	DLOM(2)	14.9x
Total Level 3 investments	$1,093,813
Debt Category
Long-Term Credit Facility	$197,688	Market Comparable	Market Yield	2.5%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

Asset Category	Fair value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$70,363	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	930,806	Market Comparable	Market Yield	8.2% - 21% (10.9%)
First lien	8,473	Enterprise Market Value	EBITDA multiple	14.0
Second lien	147	Market Comparable	Market Yield	0.147
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Equity	89,906	Enterprise Market Value	EBITDA multiple	3.3x - 21.4x (12.5x)
Equity	5,232	Enterprise Market Value	DLOM(2)	11.8%
Total Level 3 investments	$1,104,927
Debt Category
Long-Term Credit Facility	$167,563	Market Comparable	Market Yield	2.5%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility or Prior Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at December 31, 2022
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$998,209	$—	$—	$998,209	$—
Second lien	147	—	—	147	—
Equity	152,781	—	—	95,458	57,323
Total investments	1,151,137	—	—	1,093,814	57,323
Cash and cash equivalents	52,935	52,935	—	—	—
Total investments and cash and cash equivalents	$1,204,072	$52,935	$—	$1,093,814	$57,323
Credit Facility payable	$197,688	$—	$—	$197,688	$—
2023 Notes payable	73,833	73,833	—	—	—
2026 Notes payable (2)	182,471	—	182,471	—	—
2031 Asset-Backed Debt(2)	226,286	—	—	226,286	—
Total debt	$680,278	$73,833	$182,471	$423,974	$—

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

($ in thousands):

	Three months ended December 31, 2022
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$1,009,642	$95,285	$1,104,927
Net realized losses	50	13	63
Net change in unrealized depreciation	(7,399)	(3,446)	(10,845)
Purchases, PIK interest, net discount accretion and non-cash exchanges	58,636	4,031	62,667
Sales, repayments and non-cash exchanges	(62,720)	(278)	(62,998)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$998,209	$95,605	$1,093,814
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(4,830)	$(3,368)	$(8,198)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

	Three months ended December 31, 2021
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$934,418	$86,771	$1,021,189
Net realized losses	(87)	2,865	2,778
Net change in unrealized depreciation	(211)	(940)	(1,151)
Purchases, PIK interest, net discount accretion and non-cash exchanges	318,967	12,684	331,651
Sales, repayments and non-cash exchanges	(228,249)	(5,965)	(234,214)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,024,838	$95,415	$1,120,253
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$679	$(832)	$(153)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Three months ended December 31,
Long-Term Credit Facility	2022	2021
Beginning Balance (cost – $ 168,830 and $219,400, respectively)	$167,563	$218,852
Net change in unrealized (depreciation) appreciation included in earnings	125	549
Borrowings	30,000	137,253
Repayments	—	(100,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $199,654 and $256,6540, respectively)	$197,688	$256,654

As of December 31, 2022, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	6,731	2/1/2023	(523)

As of September 30, 2022 we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	6,430	10/1/22	(824)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three months ended December 31, 2022 and 2021. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and the 2031 Asset-Backed Debt.

For the three months ended December 31, 2022 and 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $2.1 million and $3.6 million, respectively. As of December 31, 2022 and September 30, 2022, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.4 million and $1.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2022 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2022	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$31,390	$330	$—	$1,012	$32,732	$950	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	239,615	13,125	—	(5,076)	247,664	5,959	2,975	—
Total Controlled Affiliates	$271,005	$13,455	$—	$(4,064)	$280,396	$6,909	$2,975	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended December 31,
	2022	2021
Numerator for net increase in net assets resulting from operations	$(1,620)	$14,433
Denominator for basic and diluted weighted average shares	45,368,844	38,961,201
Basic and diluted net increase in net assets per share resulting from operations	$(0.04)	$0.37

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2022 and September 30, 2022, cash and cash equivalents consisted of money market funds in the amounts of $52.9 million and $47.9 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Three Months Ended December 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$11.62	$12.62
Net investment income (1)	0.30	0.33
Net change in realized and unrealized (loss) gain (1)	(0.34)	0.04
Net decrease in net assets resulting from operations (1)	(0.04)	0.37
Distributions to stockholders (1), (2)	(0.29)	(0.29)
Issuance of common stock	0.01	—
Net asset value, end of period	$11.30	$12.70
Per share market value, end of period	$10.98	$12.77
Total return *(3)	17.29%	2.03%
Shares outstanding at end of period	45,431,815	39,150,794
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.91%	5.63%
Ratio of debt related expenses to average net assets (5)	7.53%	5.36%
Ratio of total expenses to average net assets (5)	13.44%	10.99%
Ratio of net investment income to average net assets (5)	10.48%	10.27%
Net assets at end of period	$513,530	$497,405
Weighted average debt outstanding	$688,165	$739,241
Weighted average debt per share (1)	$15.17	$18.97
Asset coverage per unit (6)	$1,734	$1,649
Portfolio turnover rate*	4.04%	19.94%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2022

(Unaudited)

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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2022 and 2021, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 5.8% and 3.6%, respectively. As of December 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2022 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 173% and 178%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $366.0 million as of December 31, 2022, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of December 31, 2022 and September 30, 2022, Funding I had $199.7 million and $168.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 6.5% and 4.7%, exclusive of the fee on undrawn commitments as of December 31, 2022 and September 30, 2022, respectively. As of December 31, 2022 and September 30, 2022, we had $166.3 million and $197.2 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2022, we were in compliance with the covenants relating to the Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $76.2 million and $97.0 million were outstanding as at December 31, 2022 and September 30, 2022, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee.

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

December 31, 2022

(Unaudited)

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both December 31, 2022 and September 30, 2022, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 5.9% and 4.6%, respectively. As of December 31, 2022 and September 30, 2022, the unamortized fees on the 2031 Asset-Backed Debt were $1.7 million and $1.9 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2022 and September 30, 2022, we had $151.4 million and $150.6 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $15.3 and $28.4 million to PSSL as of December 31, 2022 and September 30, 2022, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

In connection with our January 23, 2023 public offering, we issued approximately 4.3 million shares of common stock resulting in net proceeds exclusive of offering expenses to the Company of approximately $47.6 million, or $11.20 per share.

The Adviser, has agreed to pay the underwriters a supplemental payment of $0.10 per share, which reflects the difference between the public offering price of $11.10 and the net proceeds of $11.20 per share received by the Company in this offering. In addition, the Adviser has agreed to bear the sales load payable to the underwriters. The Company is not obligated to repay either the supplemental payment or the sales load paid by the Adviser.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of December 31, 2022, the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2022 and 2021, and cash flows for the three-month periods ended December 31, 2022 and 2021, and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 17, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

/s/ RSM US LLP

New York, New York

February 8, 2023

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. for the periods ended December 31, 2022 and 2021, as indicated in our report dated February 8, 2023; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, is incorporated by reference in Registration Statement No.333-268813 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

February 8, 2023

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

At-the-Market Offering

On August 20, 2021, the Company entered into an equity distribution agreements (together, as amended from time to time, the "Equity Distribution Agreements") with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents (each, a “Sales Agent", and together, the “Sales Agents”), in connection with the sale of shares of our Common Stock with an aggregate offering price of up to $75 million under an at-the-market offering. On May 5, 2022, we amended the Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Equity Distribution Agreements, as amended, provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our Common Stock.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2022, our portfolio totaled $1,151.1 million, and consisted of $998.2 million of first lien secured debt (including $199.4 million in PSSL), $0.1 million of second lien secured debt and $152.8 million of preferred and common equity (including $48.3 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of December 31, 2022, we had three portfolio companies on non-accrual, representing 1.9% and 0.6% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $29.9 million. Our overall portfolio consisted of 126 companies with an average investment size of $9.1 million, had a weighted average yield on debt investments of 11.3%, and was invested 87% in first lien secured debt (including 17% in PSSL), less than 1% in second lien secured debt and 13% in preferred and common equity (including 4% in PSSL). As of December 31, 2022, 99% of the investments held by PSSL were first lien secured debt.

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

For the three months ended December 31, 2022, we invested $65.6 million in four new and 29 existing portfolio companies with a weighted average yield on debt investments of 11.2%. Sales and repayments of investments for the three months ended December 31, 2022 totaled $63.0 million.

For the three months ended December 31, 2021, we invested $335.1 million in 16 new and 36 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the three months ended December 31, 2021 totaled $238.4 million.

PennantPark Senior Secured Loan Fund I LLC

As of December 31, 2022, PSSL’s portfolio totaled $750.7 million and consisted of 100 companies with an average investment size of $7.5 million and had a weighted average yield on debt investments of 10.9%. As of September 30, 2022, PSSL’s portfolio totaled $754.7 million, consisted of 95 companies with an average investment size of $8.0 million and had a weighted average yield on debt investments of 9.6%.

For the three months ended December 31, 2022, PSSL invested $29.5 million (including $18.8 million purchased from the Company) in seven new and eight existing portfolio companies with a weighted average yield on debt investments of 11.1%. Sales and repayments of investments for the three months ended December 31, 2022 totaled $28.8 million.

For the three months ended December 31, 2021, PSSL invested $129.6 million (including $122.7 million purchased from the Company) in 12 new and six existing portfolio companies with a weighted average yield on debt investments of 8.0%. Sales and repayments of investments for the three months ended December 31, 2021 totaled $50.4 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the three months from those disclosed in our 2022 Annual Report on Form 10-K.

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

On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards of directors can satisfy their valuation obligations and requires, among other things, the boards of directors to periodically assess material valuation risks and take steps to manage those risks. The rule also permits boards of directors, subject to board oversight and certain other conditions, to designate the fund’s investment adviser to perform fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. We came into compliance with Rule 2a-5 under the 1940 Act before the compliance date. While our board of directors has not elected to designate the Investment Adviser as the valuation designee at this time, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 under the 1940 Act.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three months ended December 31, 2022 and 2021, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three months ended December 31, 2022 and 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation (appreciation) of $2.1 million and $3.6 million, respectively. As of December 31, 2022 and September 30, 2022, the net unrealized depreciation on the Credit Facility as applicable, and the 2023 Notes totaled $4.4 million and $2.3 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

For both the three months ended December 31, 2022 and 2021, we recorded a provision for taxes on net investment income of $0.5 million and $0.1 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PFLT Investment Holdings, LLC, a second tier wholly-owned subsidiary of the Company), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three months ended December 31, 2022 and 2021, the Company recognized a provision for taxes of $0.7 million and $1.5 million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of December 31, 2022 and September 30, 2022, $5.3 million and $4.6 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three months ended December 31, 2022 and 2021, the Company paid zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in zero prepaid tax asset as of December 31, 2022 included under prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities.

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

We operate in a manner to maintain our election to be subject to tax as a RIC and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and capital gain net income (if any). As a result, we will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiary. As such, a reconciliation of the differences between our reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are taxed as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2022 and 2021.

Investment Income

For the three months ended December 31, 2022 investment income was $31.3 million, which was attributable to $27.6 million from first lien secured debt and $3.7 million from other investments. For the three months ended December 31, 2021 investment income was $26.3 million, which was attributable to $20.1 million from first lien secured debt and $6.2 million from other investments. The increase in investment income compared to the same period in the prior year was primarily due to the increase in the cost yield of our debt portfolio.

Net Expenses

For the three months ended December 31, 2022, expenses totaled $17.6 million and were comprised of; $9.9 million of debt-related interest and expenses, $2.9 million of base management fee, $3.4 million of performance-based incentive fee, $0.8 million of general and administrative expenses and $0.5 million of taxes. For the three months ended December 31, 2021, expenses totaled $13.6 million and were comprised of; $6.6 million of debt-related interest and expenses, $2.9 million of base management fee, $3.2 million of performance-based incentive fee, $0.8 million of administrative expenses and $0.1 million of taxes. The increase in expenses for the three months ended December 31, 2022 compared to the same period in the prior year was primarily due to increased financing costs.

Net Investment Income

For the three months ended December 31, 2022 and 2021, net investment income totaled $13.7 million or $0.30 per share, and $12.7 million or $0.33 per share, respectively. The increase in net investment income compared to the same period in the prior year was primarily due to the increase in the cost yield of our debt portfolio.

Net Realized Gains or Losses

For the three months ended December 31, 2022 and 2021, net realized gains (losses) totaled less than $0.1 million and $3.1 million, respectively. The change in realized gains was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three months ended December 31, 2022 and 2021, we reported net change in unrealized depreciation on investments of $16.8 million and $3.5 million, respectively. As of December 31, 2022 and September 30, 2022, our net unrealized appreciation (depreciation) on investments totaled $(29.9) million and $(13.1) million, respectively. The net change in unrealized depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three months ended December 31, 2022, our credit facility with Truist (the "Credit Facility") and the 2023 Notes had a net change in unrealized depreciation of $2.1 million. For the three months ended December 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized depreciation of $3.6 million. As of December 31, 2022 and September 30, 2022, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $4.4 million and $2.3 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended December 31, 2022 and 2021, net (decrease) increase in net assets resulting from operations totaled $(1.6) million or $(0.04) per share and $14.4 million or $0.37 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, and income earned, proceeds of securtieis offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2022 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 173% and 178%, respectively.

For the three months ended December 31, 2022 and 2021, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 5.7% and 3.6%, respectively. As of December 31, 2022 and September 30, 2022, we had $166.8 million and $197.2 million of unused borrowing capacity under the Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $366.0 million as of December 31, 2022 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of December 31, 2022 and September 30, 2022, PennantPark Floating Rate Funding I, LLC, our wholly-owned subsidiary, borrowed $199.2 million and $168.8 million under the Credit Facility, respectively and the weighted average interest rate, exclusive of the fee on undrawn commitments, was of 6.5% and 4.5%, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2022, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $76.2 million and $97.0 million was outstanding as of December 31, 2022 and September 30, 2022, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both December 31, 2022 and September 30, 2022, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 5.9% and 4.6%, respectively.

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

On August 20, 2021, we entered into equity distribution agreements (together, as may be amended from time to time, the “Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents (each, a “Sales Agent,” and together, the “Sales Agents”), in connection with the sale of shares of our Common Stock, par value $0.001 per share , with an aggregate offering price of up to $75 million under an at-the-market offering (the “ATM Program”). On May 5, 2022, we amended the Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Equity Distribution Agreements provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our Common Stock.

During the three months ended December 31, 2022, we issued 86,177 shares of our Common Stock under the ATM Program at a weighted-average price of $11.54 per share, raising $1.0 million of gross proceeds. Net proceeds were $1.0 million after commissions to the Sales Agents on shares sold. We incurred zero of legal and other offering costs associated with the administration of the ATM Program. As of December 31, 2022, we had $40.3 million available under the ATM Program.

Since inception of the ATM Program through December 31, 2022, we have issued 2,659,741 shares of our Common Stock under the ATM Program at a weighted-average price of $13.06, raising $34.7 million of gross proceeds. Net proceeds were $34.2 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the ATM Program.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2023, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

As of December 31, 2022 and September 30, 2022, we had cash equivalents of $52.9 million and $47.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the three months ended December 31, 2022, our operating activities provided cash of $7.8 million and our financing activities used cash of $2.7 million. Our operating activities provided cash primarily realized from our investment activities and our financing activities used cash primarily due to borrowings under our Credit Facility and principal repayment of our 2023 Notes.

For the three months ended December 31, 2021, our operating activities used cash of $82.4 million and our financing activities provided cash of $93.2 million. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily due to the issuance of $85 million of our 2026 Add-on Notes and borrowings under our Credit Facility.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2022 and September 30, 2022, PSSL had total assets of $797.4 million and $796.8 million, respectively, and its investment portfolio consisted of debt investments in 100 and 95 portfolio companies, respectively. As of December 31, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $18.1 million and the five largest investments totaled $84.3 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2022 and September 30, 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $199.4 million (additional $10.7 million unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $85.4 million (additional $4.6 million unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	December 31, 2022	September 30, 2022
Total investments	$750,692	$754,722
Weighted average cost yield on income producing investments	10.9%	9.6%
Number of portfolio companies in PSSL	100	95
Largest portfolio company investment	$18,057	$19,250
Total of five largest portfolio company investments	$84,291	$86,872

Below is a listing of PSSL’s individual investments as of December 31, 2022 ($ in thousands):

Issuer Name	Maturity		Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,354.1%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.12%	3M L+650	2,955	$2,896	$2,895
Ad.net Acquisition, LLC	5/6/2026	Media	10.84%	3M L+600	8,865	8,772	8,799
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	9.88%	SOFR+600	12,950	12,576	12,432
Altamira Technologies, LLC	7/24/2025	Business Services	10.24%	3M L+600	5,150	5,047	5,060
American Insulated Glass, LLC	12/21/2023	Building Products	8.25%	3M L+450	4,869	4,843	4,869
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	10.23%	3M L+550	5,213	5,149	5,213
Any Hour Services	7/21/2027	Professional Services	10.17%	3M L+525	3,510	3,441	3,413
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	9.46%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+550	2,197	2,197	2,186
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	9.58%	3M L+525	11,069	11,010	11,014
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.48%	3M L+575	8,400	8,301	8,190
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	10.02%	SOFR + 575	4,665	4,580	4,571
Beta Plus Technologies, Inc.	7/1/2029	Business Services	8.87%	SOFR + 525	4,988	4,893	4,938
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	9.73%	SOFR + 500	15,250	15,083	14,914
Broder Bros., Co.	12/2/2022	Consumer Products	10.73%	3M L+600	2,395	2,395	2,395
Burgess Point Purchaser Corporation	9/26/2029	Automotive	9.41%	3M L+525	450	419	406
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	10.40%	1M L+625	14,671	14,627	14,524
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.92%	3M L+850	12,448	12,426	12,224
			(PIK 12.92%)				-
Cartessa Aesthetics, LLC	5/13/2028	Distributors	10.58%	SOFR + 600	9,709	9,528	9,612
CF512, Inc.	8/20/2026	Media	10.76%	3M L+600	4,938	4,858	4,839
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	9.23%	3M L+450	5,542	5,479	5,542
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	10.82%	1M L+575	9,230	9,212	8,907
			(PIK 1.00%)				-
Connatix Buyer, Inc.	7/13/2027	Media	10.14%	3M L+550	3,897	3,835	3,771
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.48%	3M L+575	2,105	2,079	2,084
Dr. Squatch, LLC	8/31/2027	Personal Products	10.48%	3M L+600	14,825	14,587	14,603
DRI Holding Inc.	12/21/2028	Media	9.63%	1M L+525	2,647	2,415	2,267
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	10.47%	1M L+575	14,666	14,595	14,196
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	9.89%	1M L+550	10,252	10,143	10,088
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	11.88%	3M L+750	2,614	2,592	2,605
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	9.48%	3M L+475	4,961	4,961	4,725
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	10.27%	3M L+550	2,743	2,621	2,633
Exigo Intermediate II, LLC	3/15/2027	Software	10.13%	1M L+575	12,903	12,724	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	9.48%	3M L+475	10,273	10,214	9,742
Gantech Acquisition Corp.	5/14/2026	IT Services	10.63%	1M L+625	14,563	14,365	14,126
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	10.19%	3M L+600	3,894	3,879	3,719
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.23%	3M L+575	2,363	2,319	2,268
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.23%	1M L+550	2,392	2,349	2,344
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,950	4,865	4,851
HW Holdco, LLC	12/10/2024	Media	9.34%	6M L+500	3,029	2,988	2,991
Icon Partners III, LP	5/11/2028	Automobiles	8.82%	3M L+450	2,322	2,003	1,558
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	11.23%	SOFR+650	9,925	9,847	9,578
Imagine Acquisitionco, LLC	11/15/2027	Software	10.14%	1M L+550	5,350	5,256	5,190
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	1,658	16,333	16,247
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.40%	SOFR+685	6,136	6,016	6,014
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	9.48%	3M L+450	11,150	11,135	10,927
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	10.81%	1M L+575	5,951	5,877	5,862
ITI Holdings, Inc.	3/3/2028	IT Services	10.08%	SOFR + 550	3,970	3,909	3,891
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.38%	1M L+800	18,057	17,945	18,057
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.73%	3M L+600	16,788	16,425	16,368
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,319	14,052	14,032
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	10.23%	3M L+550	12,796	10,518	10,374
			(PIK 2.00%)				-
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.84%	3M L+575	10,571	10,416	10,307
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	10.43%	3M L+550	4,275	4,206	2,426
Magenta Buyer, LLC	7/31/2028	Software	9.17%	1M L+500	3,029	2,846	2,578
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	9.90%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	9.90%	1M L+525	4,837	3,587	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.23%	1M L+550	11,676	11,531	11,560
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.13%	3M L+575	7,388	7,282	7,314
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.54%	3M L+600	6,429	6,305	6,291
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.73%	3M L+550	2,390	2,349	2,366
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	9.73%	SOFR+500	5,814	5,804	5,791
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,456	3,399	3,318
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	9.05%	1M L+525	10,793	10,624	10,793
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	9.17%	3M L+650	14,325	14,288	14,110
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.63%	1M L+625	14,561	14,326	14,124
Output Services Group, Inc.	3/27/2024	Business Services	11.30%	3M L+675	7,691	7,681	5,768
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,980	3,910	3,881
Ox Two, LLC	5/18/2026	Construction and Building	10.84%	3M L+700	4,913	4,858	4,765
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	9.73%	1M L+500	9,568	9,243	7,654
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	10.88%	1M L+650	8,217	8,095	8,012
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	12.00%	3M L+450	2,572	2,497	2,238
Pragmatic Institute, LLC	7/6/2028	Education	10.33%	SOFR+575	11,222	11,068	11,110
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.96%	1M L+600	2,829	2,782	2,772
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense		1M L+600	1,104	-	(11)
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.42%	SOFR+600	4,963	4,894	4,764
Recteq, LLC	1/29/2026	Leisure Products	10.98%	3M L+600	4,913	4,848	4,741
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,531	12,342	9,286

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.73%	3M L+600	5,013	$4,965	$4,988
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	9.89%	3M L+550	5,183	5,150	5,105
Schlesinger Global, Inc.	7/14/2025	Business Services	10.92%	SOFR+700	11,832	11,816	11,536
			(PIK 0.50%)			-	-
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.73%	SOFR+605	4,988	4,916	4,913
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,621	14,338	14,329
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,887	11,796	11,441
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,630	5,613	5,478
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,949	2,910	2,851
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,015	9,030
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.45%	3M L+475	1,800	1,698	1,692
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.94%	SOFR+600	14,850	14,603	14,657
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	3M L+500	349	334	330
Teneo Holdings LLC	7/18/2025	Business Services	9.67%	3M L+525	3,127	3,086	3,001
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	10.70%	3M L+600	5,645	5,590	5,589
The Bluebird Group LLC	7/27/2026	Professional Services	11.98%	1M L+700	1,698	1,672	1,666
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	9.84%	3M L+575	12,883	12,879	12,786
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	9.88%	1M L+550	5,564	5,469	5,447
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	9.61%	3M L+550	8,722	8,592	8,484
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	10.13%	3M L+600	14,678	14,611	14,311
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.46%	3M L+625	5,468	5,452	5,468
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	9.25%	3M L+550	15,511	15,387	14,053
UBEO, LLC	4/3/2024	Capital Equipment	9.23%	3M L+450	17,345	17,273	17,085
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	9.98%	SOFR+525	4,963	4,872	4,833
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	0.00%		12,684	12,438	6,410
			(PIK 3.0%)			-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.48%	SOFR+575	8,524	8,487	8,240
Zips Car Wash, LLC	3/1/2024	Automobiles	11.53%	3M L+725	16,915	16,717	16,534

Total First Lien Secured Debt						769,096	747,402
Second Lien Secured Debt - 5.0%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	13.23%	3M L+850	3,000	2,968	2,970
Total Second Lien Secured Debt						2,968	2,970
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	320
Total Equity Securities						—	320
Total Investments - 1,360.1%						772,064	750,692
Cash and Cash Equivalents - 75.5%
BlackRock Federal FD Institutional 30						41,692	41,692
Total Cash and Cash Equivalents						41,692	41,692
Total Investments and Cash Equivalents —1,329.0%						$813,756	$792,384
Liabilities in Excess of Other Assets — (1,229.0)%							(737,189)
Members' Equity—100.0%							$55,195

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

Below is a listing of PSSL’s individual investments as of September 30, 2022 ($ in thousands):

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	December 31, 2022
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (cost—$772,064 and $770,280, respectively)	$750,692	$754,722
Cash and cash equivalents (cost—$41,692 and $33,725, respectively)	41,692	33,705
Interest receivable	3,637	3,025
Receivable for investment sold	—	3,637
Prepaid expenses and other assets	1,365	1,722
Total assets	797,386	796,811
Liabilities
Credit facility payable	244,800	259,500
2032 Asset-backed debt, net (par—$246,000)	243,517	243,365
Notes payable to members	227,850	217,350
Payable for investments purchased	14,973	10,414
Interest payable on notes to members	5,581	4,719
Interest payable on Credit Facility and asset backed debt	4,831	3,817
Accrued expenses	639	1,150
Total liabilities	742,191	740,315
Commitments and contingencies (1)
Members' equity	55,195	56,496
Total liabilities and members' equity	$797,386	$796,811

(1) As of December 31, 2022 and September 30, 2022, PSSL had unfunded commitments to fund investments of $3.9 million and $0.6 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended December 31,
	2022	2021
Investment income:
Interest	$19,617	$10,951
Other income	110	871
Total investment income	19,727	11,822
Expenses:
Interest and expense on credit facility and asset-backed debt	8,641	3,174
Interest expense on notes to members	6,810	3,554
Administrative services expenses	508	300
General and administrative expenses	300	289
Total expenses	16,259	7,317
Net investment income	3,468	4,505
Realized and unrealized gain (loss) on investments and credit facility foreign currency translation:
Net realized gain (loss) on:
Investments	(60)	(348)
Credit facility foreign currency translation	(10)
Net change in unrealized appreciation (depreciation) on:
Investments	(5,800)	(3,204)
Credit facility foreign currency translation	—	—
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	(5,800)	(3,204)
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	(5,870)	(3,552)
Net increase (decrease) in members' equity resulting from operations	$(2,402)	$953
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

During the three months ended December 31, 2022 and 2021, we declared distributions of $0.285 per share for total distributions of $12.9 million and $0.285 per share for total distributions of $11.1 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

RECENT DEVELOPMENTS

In connection with our January 23, 2023 public offering, we issued approximately 4.3 million shares of common stock resulting in net proceeds exclusive of offering expenses to the Company of approximately $47.6 million, or $11.20 per share.

The Adviser, has agreed to pay the underwriters a supplemental payment of $0.10 per share, which reflects the difference between the public offering price of $11.10 and the net proceeds of $11.20 per share received by the Company in this offering. In addition, the Adviser has agreed to bear the sales load payable to the underwriters. The Company is not obligated to repay either the supplemental payment or the sales load paid by the Adviser.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, our debt portfolio consisted of 100.0% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(6,141)	$(0.14)
Up 1%	6,457	0.14
Up 2%	12,756	0.28
Up 3%	19,055	0.42
Up 4%	25,354	0.56

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

Item 4. Controls and Procedures

As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, a material weakness was previously identified in connection with our internal control over financial reporting relating to procedures ensuring the timely transmission of portfolio company financial information to our independent valuation service providers. We have taken steps to remediate this material weakness, which stepshave included (i) enhancing existing controls to ensure the timely transmission of all relevant portfolio company financial information to our independent service providers and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended December 31, 2022 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed on November 17, 2022, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 8, 2023	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 8, 2023	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)