Form 10-Q
period 2023-03-31
PennantPark Floating Rate Capital Ltd.
filed 2023-05-11
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 11, 2023 was 49,731,815.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	March 31, 2023	September 30, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost— $874,191 and $882,570, respectively)	$869,595	$893,249
Controlled, affiliated investments (cost— $323,905 and $294,787, respectively)	294,437	271,005
Total investments (cost— $1,198,096 and $1,177,357, respectively)	1,164,032	1,164,254
Cash and cash equivalents (cost— $50,168 and $47,916, respectively)	50,155	47,880
Interest receivable	8,825	7,543
Receivable for investments sold	—	3,441
Distributions receivable	635	—
Prepaid expenses and other assets	791	748
Total assets	1,224,438	1,223,866
Liabilities
Distributions payable	4,973	4,308
Payable for investments purchased	13,289	—
Credit Facility payable, at fair value (cost— $151,654 and $169,654, respectively) (See Notes 5 and 10)	147,698	167,563
2023 Notes payable, at fair value (par—$76,219 and $97,006, respectively) (See Notes 5 and 10)	76,981	96,812
2026 Notes payable, net (par—$185,000) (See Notes 5 and 10)	182,665	182,276
2031 Asset-Backed Debt, net (par—$228,000) (See Notes 5 and 10)	226,443	226,128
Interest payable on debt	8,651	8,163
Base management fee payable (See Note 3)	2,873	3,027
Incentive fee payable (See Note 3)	4,186	3,164
Deferred tax liability	1,640	4,568
Accrued expenses	370	765
Total liabilities	669,769	696,774
Commitments and contingencies (See Note 11)
Net assets
Common stock, 49,731,815 and 45,345,638 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	50	45
Paid-in capital in excess of par value	666,924	618,028
Accumulated deficit	(112,305)	(90,981)
Total net assets	$554,669	$527,092
Total liabilities and net assets	$1,224,438	$1,223,866
Net asset value per share	$11.15	$11.62

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Investment income:
From non-controlled, non-affiliated investments:
Interest	$22,717	$16,195	$43,452	$33,052
Dividend	635	577	1,212	1,154
Other income	586	686	727	3,510
From non-controlled, affiliated investments:
Interest	—	—	—	112
Other income	—	—	—	—
From controlled, affiliated investments:
Interest	7,641	3,240	14,550	6,405
Dividend	2,975	3,938	5,950	6,738
Other Income	—	—	—	—
Total investment income	34,554	24,636	65,891	50,971
Expenses:
Base management fee (See Note 3)	2,873	2,945	5,804	5,841
Performance-based incentive fee (See Note 3)	4,186	2,704	7,619	5,885
Interest and expenses on debt (See Note 10)	9,752	6,705	19,610	13,344
Administrative services expenses (See Note 3)	144	144	288	287
General and administrative expenses	705	655	1,410	1,309
Expenses before provision for taxes	17,660	13,153	34,731	26,667
Provision for taxes on net investment income	150	100	684	200
Total expenses	17,810	13,253	35,415	26,867
Net investment income	16,744	11,383	30,476	24,104
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(7,518)	6,920	(7,455)	9,993
Non-controlled and controlled, affiliated investments	—	(22,380)	—	(22,315)
Provision for taxes on realized gain on investments	(300)	—	(300)	—
Net realized gain (loss) on investments	(7,818)	(15,460)	(7,755)	(12,322)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(2,561)	(5,425)	(15,254)	(1,038)
Controlled and non-controlled, affiliated investments	(1,618)	22,913	(5,682)	15,029
Provision for taxes on unrealized appreciation (depreciation) on investments	3,654	(3,800)	2,929	(5,340)
Debt (appreciation) depreciation (See Note 5 and 10)	(1,158)	(2,363)	909	1,247
Net change in unrealized appreciation (depreciation) on investments and debt	(1,683)	11,325	(17,098)	9,897
Net realized and unrealized gain (loss) from investments and debt	(9,501)	(4,135)	(24,853)	(2,425)
Net increase (decrease) in net assets resulting from operations	$7,243	$7,248	$5,623	$21,679
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.15	$0.18	$0.12	$0.55
Net investment income per common share	$0.35	$0.29	$0.65	$0.61

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net increase (decrease) in net assets from operations:
Net investment income	$16,744	$11,383	$30,476	$24,104
Net realized gain (loss) on investments	(7,518)	(15,460)	(7,455)	(12,322)
Net change in unrealized appreciation (depreciation) on investments	(4,179)	17,487	(20,936)	13,990
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	3,654	(3,800)	2,929	(5,340)
Net provision for taxes on realized gain on investments	(300)	—	(300)	—
Net change in unrealized depreciation on debt	(1,158)	(2,363)	909	1,247
Net increase (decrease) in net assets resulting from operations	7,243	7,246	5,623	21,679
Distributions to stockholders:
Distribution of net investment income	(14,014)	(11,255)	(26,945)	(22,361)
Total distributions to stockholders	(14,014)	(11,255)	(26,945)	(22,361)
Capital transactions
Public offering (See Note 1)	48,159	26,995	49,154	30,514
Offering costs	(250)	(405)	(255)	(458)
Net increase in net assets resulting from capital transactions	47,909	26,590	48,899	30,057
Net increase (decrease) in net assets	41,138	22,581	27,577	29,375
Net assets:
Beginning of period	513,531	497,405	527,092	490,611
End of period	$554,669	$519,986	$554,669	$519,986
Capital share activity:
Shares issued from public offering	4,300,000	2,058,772	4,386,177	2,328,838

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,623	$21,679
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (depreciation) on investments	20,936	(13,990)
Net change in unrealized (depreciation) on debt	(909)	(1,247)
Net realized loss on investments	7,455	12,322
Net accretion of discount and amortization of premium	(2,612)	(2,337)
Purchases of investments	(151,024)	(448,352)
Payment-in-kind interest	(193)	(844)
Proceeds from dispositions of investments	125,646	342,226
Accretion (amortization) of deferred financing costs	704	32
(Increase) or Decrease in:
Interest receivable	(1,282)	129
Distribution receivable	(635)	—
Receivable for investments sold	3,441	(4,577)
Prepaid expenses and other assets	(43)	(1,356)
Increase or (Decrease) in:
Payable for investments purchased	13,289	(13,546)
Interest payable on debt	488	1,520
Base management fee payable	(154)	238
Performance-based incentive fee payable	1,022	2,081
Deferred tax liability	(2,928)	5,340
Accrued other expenses	(395)	(1,349)
Net cash provided by (used in) operating activities	18,429	(102,031)
Cash flows from financing activities:
Proceeds from public offering	49,154	30,514
Offering costs	(265)	(458)
Distributions paid to stockholders	(26,280)	(22,238)
Repayment of 2023 notes payable (See Notes 5 and 10)	(20,787)	(20,787)
Proceeds from 2026 notes issuance (See Notes 5 and 10)	—	84,333
Borrowings under Credit Facility (See Notes 5 and 10)	30,000	137,254
Repayments under Credit Facility (See Notes 5 and 10)	(48,000)	(107,000)
Net cash provided by (used in) financing activities	(16,178)	101,618
Net increase (decrease) in cash and cash equivalents	2,251	(413)
Effect of exchange rate changes on cash	24	650
Cash and cash equivalents, beginning of period	47,880	49,826
Cash and cash equivalents, end of period	$50,155	$50,063
Supplemental disclosures:
Interest paid	$18,418	$11,356
Taxes paid	$5	$1,733
Non-cash exchanges and conversions	$3,393	$22,380

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—156.8% (3), (4)
First Lien Secured Debt—138.1%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.49%		3M L+650	504	$497	$496
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/21/2024	Commercial Services & Supplies	—		—	1,552	—	—
A1 Garage Merger Sub, LLC LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—		—	748	—	(11)
Ad.net Acquisition, LLC	05/07/2026	Media	11.16%		3M L+600	4,913	4,864	4,876
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	11.16%		3M L+600	498	498	494
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—		—	747	—	(6)
Altamira Technologies, LLC	07/24/2025	IT Services	10.33%		3M L+600	4,656	4,625	4,656
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	10.55%		3M L+600	575	575	575
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—		—	1,581	—	—
American Teleconferencing Services, Ltd.(7)	06/08/2023	Telecommunications	0.00%	(6)	—	7,986	7,915	90
American Teleconferencing Services, Ltd. (Revolver) (7)	04/07/2023	Telecommunications	0.00%	(6)	—	1,656	1,642	17
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	11.30%		3M L+625	14,031	13,905	13,820
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	10.55%		3M L+550	14,177	14,121	13,752
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	05/23/2024	Media	11.46%		3M L+650	7,268	7,123	7,123
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7), (9)	05/23/2024	Media	—		—	2,869	—	(86)
Any Hour Services	07/21/2027	Energy Equipment and Services	10.45%		3M L+525	10,492	10,416	10,203
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—		—	1,147	—	(31)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	9.46%		1M L+525	6,176	6,141	6,145
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	10.75%		1M L+550	295	295	293
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	10.04%		1M L+525	12,858	12,798	12,794
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Diversified Consumer Services	10.26%		1M L+525	922	923	918
Apex Service Partners, LLC (Revolver) (7), (9)	07/31/2025	Diversified Consumer Services	—		—	922	—	(5)
API Holding III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	9.41%		1M L+425	5,775	5,757	4,023
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.91%		3M L+575	8,347	8,238	8,180
Applied Technical Services, LLC (Unfunded Term Loan)	04/21/2023	Commercial Services & Supplies	—		—	1,059	—	(9)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	12.50%		3M L+475	923	923	904
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—		—	350	—	(7)
Arcfield Acquisition Corp. (Revolver) (9)	03/07/2028	Aerospace and Defense	—		—	887	—	(18)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	10.42%		1M L+525	4,975	4,881	4,378
BioDerm, Inc. (Revolver) (9)	01/31/2028	Healthcare Equipment and Supplies	—		—	1,071	—	(16)
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distributors	10.04%		3M L+500	212	211	207
Blackhawk Industrial Distribution, Inc. (7),(9)	09/17/2024	Distributors	—		—	3,045	—	(53)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distributors	10.04%		3M L+500	183	183	177
Blackhawk Industrial Distribution, Inc. (9)	09/17/2024	Distributors	—		—	2,561	—	(83)
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	10.73%		3M L+600	3,368	3,368	3,368
By Light Professional IT Services, LLC	05/16/2024	High Tech Industries	11.64%		3M L+625	26,236	26,093	25,843
By Light Professional IT Services, LLC (Revolver)	05/16/2024	High Tech Industries	11.71%		3M L+663	3,506	3,507	3,454
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	13.33%		3M L+850	3,050	3,045	3,050
			(PIK 9.50%)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	10.90%		1M L+600	13,143	12,908	13,011
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	10.90%		1M L+600	511	511	505
Cartessa Aesthetics, LLC (Revolver) (7)(9)	06/14/2028	Distributors	—			927	-	(9)
CF512, Inc.	08/20/2026	Media	11.03%		3M L+600	8,057	7,964	7,896
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—		—	955	—	(19)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	9.66%		3M L+450	1,573	1,569	1,573
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—		—	714	—	(21)
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.46%		3M L+525	7,997	7,973	7,997
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	10.43%		3M L+525	843	843	843
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—		—	562	—	—
Connatix Buyer, Inc.	07/13/2027	Media	10.23%		3M L+550	3,835	3,776	3,691
Connatix Buyer, Inc. (7), (9)	07/14/2023	Media	—		—	2,105	—	(58)
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—		—	1,234	—	(46)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.91%		3M L+575	887	873	878
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	10.91%		3M L+575	90	90	89
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—		—	247	—	(2)
Dr. Squatch, LLC	08/31/2027	Personal Products	10.91%		3M L+600	4,406	4,342	4,340
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal Products	10.69%		3M L+575	2,236	2,236	2,202
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—		—	1,118	—	(16)
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	10.90%		3M L+575	16,489	16,342	16,010
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—		—	1,426	—	(41)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	10.36%		3M L+550	3,231	3,203	3,160
ECL Entertainment, LLC	05/01/2028	Hotels, Restaurants and Leisure	12.42%		1M L+750	8,668	8,591	8,587
ECM Industries, LLC (Revolver)	12/23/2025	Electronic Equipment, Instruments, and Components	9.77%		1M L+475	171	171	164
ECM Industries, LLC (Revolver) (9)	12/23/2025	Electronic Equipment, Instruments, and Components	—		—	743	—	(32)
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	9.70%		1M L+500	5,218	5,218	5,218
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—		—	5,000	—	—
EDS Buyer, LLC - Unfunded Term Loan	01/10/2029	Electronic Equipment, Instruments, and Components	—		—	6,750	—	(84)
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—		—	2,025	—	(50)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	12.07%		3M L+750	7,139	7,128	6,639
Exigo Intermediate II, LLC (9)	03/15/2024	Software	—		—	2,758	—	(34)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—		—	689	—	(14)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	11.92%	3M L+710	5,173	$5,070	$5,069
Five Star Buyer, Inc. - DDTL A Unfunded	02/23/2028	Hotels, Restaurants and Leisure	—	—	101	-	(2)
Five Star Buyer, Inc. - DDTL B Unfunded	02/23/2028	Hotels, Restaurants and Leisure	—	—	978	-	(20)
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	670	-	(13)
Gantech Acquisition Corp.	05/14/2026	IT Services	11.09%	1M L+625	21,757	21,450	20,995
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	IT Services	11.09%	1M L+625	1,618	1,618	1,561
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—	—	2,116	—	(74)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.23%	3M L+600	3,409	3,376	3,243
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.57%	3M L+550	273	270	270
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—	—	798	—	—
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	11.10%	3M L+575	507	507	502
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	358	—	(4)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.42%	3M L+550	4,435	4,363	4,346
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.30%	3M L+550	160	160	157
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	590	—	(12)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	3M L+600	4,938	4,853	4,888
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	(18)
HW Holdco, LLC	12/10/2024	Media	10.07%	1M L+500	9,000	8,962	8,865
HW Holdco, LLC (9)	12/10/2024	Media	—	—	1,028	—	(5)
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,452	—	(22)
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	11.64%	3M L+700	5,694	5,606	5,536
IDC Infusion Services, Inc. (Revolver) (9)	12/30/2026	Healthcare Equipment and Supplies	—	—	4,167	—	(146)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	10.86%	3M L+600	4,451	4,373	4,384
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC	11/15/2027	Software	10.37%	3M L+550	3,959	3,895	3,840
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(33)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(36)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare Providers and Services	11.94%	3M L+715	14,879	14,766	14,581
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.73%	3M L+685	517	516	506
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Commercial Services & Supplies	—	—	2,713	—	(54)
Infinity Home Services Holdco, Inc. (Revolver)	12/28/2028	Commercial Services & Supplies	11.73%	3M L+675	97	97	95
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,195	—	(24)
Infolinks Media Buyco, LLC	11/01/2026	Media	10.66%	3M L+575	2,611	2,573	2,611
Infolinks Media Buyco, LLC (9)	11/01/2023	Media	—	—	969	—	10
Integrative Nutrition, LLC	09/29/2023	Consumer Services	9.91%	3M L+475	15,531	15,513	15,298
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	11.00%	SOFR+550	15,745	15,637	15,588
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.16%	3M L+450	419	420	412
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	245	—	(5)
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	12.81%	3M L+800	357	357	357
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,071	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.16%	3M L+600	17,340	17,059	17,080
Kinetic Purchaser, LLC - (Revolver)	11/10/2026	Personal Products	11.16%	3M L+600	2,748	2,748	2,707
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	687	—	(10)
Lash OpCo, LLC	02/18/2027	Personal Products	11.84%	1M L+700	10,457	10,294	10,248
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	11.89%	1M L+700	1,152	1,152	1,129
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—		768	—	(15)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.23%	1M L+625	9,766	9,740	9,630
			(PIK 5.50%)
LAV Gear Holdings, Inc. - Unfunded Term Loan	10/31/2024	Capital Equipment	—	—	247	-	(3)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	10.55%	1M L+565	1,721	1,721	1,697
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.30%	3M L+625	3,728	3,680	3,654
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Leisure Products	11.30%	3M L+625	395	395	387
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	395	—	(8)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.34%	1M L+575	24,233	23,978	23,627
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	(62)
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Construction & Engineering	—	—	2,824	—	(14)
LJ Avalon Holdings, LLC (Revolver) (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	(23)
Lucky Bucks, LLC (6)	07/20/2027	Hotels, Restaurants and Leisure	0.00%	—	4,275	4,210	1,304
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.50%	1M L+550	3,694	3,570	3,361
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.55%	3M L+550	8,772	8,641	8,684
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	2,435	—	(24)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157	—	(12)
MDI Buyer, Inc. - Unfunded Term Loan	07/25/2028	Commodity Chemicals	10.61%	3M L+600	2,052	2,011	2,007
MDI Buyer, inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	10.37%	3M L+600	237	237	232
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	536	—	(7)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.41%	3M L+550	1,988	1,969	1,968
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,103	—	—
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	—
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(17)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	9.69%	SOFR +500	3,598	3,574	3,576
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	707	—	(2)
Mission Critical Electronics, Inc. (Revolver) (7)	03/28/2024	Capital Equipment	12.00%	1M L+400	353	353	351
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	971	—	(6)
Municipal Emergency Services, Inc. (7)	09/28/2027	Distributors	10.49%	3M L+550	936	927	896
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	6	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distributors	—	—	632	—	(18)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	(53)
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distributors	11.05%	3M L+615	568	568	544
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	379	—	(16)
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.09%	3M L+625	8,714	$8,580	$8,453
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	10.41%	3M L+525	7,159	7,044	7,087
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	(8)
Output Services Group, Inc. (6)	06/27/2026	Business Services	0.00%	—	4,885	4,469	3,517
Owl Acquisition, LLC	02/04/2028	Professional Services	10.16%	3M L+575	3,892	3,789	3,795
Ox Two, LLC	05/18/2026	Construction and Building	12.41%	1M L+725	25,641	25,351	24,872
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	3,387	—	(101)
Pequod Merger Sub, Inc.	12/02/2026	Diversified Financial Services	11.32%	3M L+640	11,532	11,301	11,301
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Diversified Financial Services	—	—	2,847	—	—
Pequod Merger Sub, Inc (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	757	—	—
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	11.34%	3M L+650	6,079	5,992	5,806
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(103)
PlayPower, Inc.	05/08/2026	Leisure Products	10.25%	1M L+550	3,420	3,403	3,078
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—	—	2,290	—	(11)
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	10.64%	3M L+575	305	305	301
Pragmatic Institute, LLC (Revolver) (9)	07/06/2028	Professional Services	—	—	1,221	—	(18)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.22%	1M L+600	6,681	6,601	6,581
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	783	—	(4)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	11.19%	1M L+600	536	536	528
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	134	—	(2)
Questex, LLC	09/09/2024	Media: Diversified and Production	9.28%	3M L+500	7,163	7,124	7,091
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	1,197	—	(12)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	10.48%	3M L+550	1,034	1,034	1,034
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	525	—	—
Recteq, LLC	01/29/2026	Leisure Products	11.41%	3M L+625	1,470	1,452	1,411
Recteq, LLC (Revolver) (7)	01/29/2026	Leisure Products	11.41%	3M L+625	216	216	207
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,080	—	(43)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	10.31%	3M L+550	17,052	16,929	12,928
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	9.86%	3M L+575	7,980	7,933	7,860
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	909	—	(14)
Riverside Assessments, LLC	03/10/2025	Professional Services	10.80%	3M L+625	15,278	15,153	15,048
Sales Benchmark Index LLC	01/03/2025	Professional Services	11.16%	3M L+600	7,105	7,048	7,069
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	(6)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.26%	1M L+750	3,467	3,447	3,406
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.26%	1M L+750	800	800	786
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	273	—	(5)
Schlesinger Global, Inc.	07/14/2025	Professional Services	11.41%	SOFR + 700	14,523	14,445	14,196
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	11.41%	1M L+600	1,491	1,490	1,457
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	380	—	(9)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.05%	3M L+575	1,930	1,903	1,882
Sigma Defense Systems, LLC	12/18/2025	IT Services	13.66%	3M L+850	10,828	10,634	10,638
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	13.66%	3M L+850	1,966	1,966	1,931
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—		655	—	(11)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	11.55%	1M L+650	10,033	9,995	10,033
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,747	—	—
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.34%	1M L+450	2,450	2,450	2,292
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	10.23%	1M L+450	1,509	1,508	1,412
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	108	—	(7)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	10.59%	3M L+575	5,706	5,685	5,432
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	1,665	—	(80)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	10.61%	SOFR + 575	3,200	3,166	3,111
Spendmend Holdings LLC (9)	03/01/2023	Healthcare Technology	—	—	1,771	—	(36)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	10.60%	3M L+575	357	357	347
Spendmend Holdings LLC (Revolver) (9)	03/01/2024	Healthcare Technology	—	—	535	—	(15)
STV Group Incorporated	12/11/2026	Construction & Engineering	10.16%	1M L+525	4,752	4,720	4,728
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	10.69%	SOFR+600	18,466	18,173	18,189
System Planning and Analysis, Inc. (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.10%	3M L+600	1,482	1,482	1,460
System Planning and Analysis, Inc. (Revolver) (9) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	3,706	—	(58)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	10.16%	1M L+525	5,763	5,701	5,686
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.51%	3M L+600	5,449	5,391	5,340
The Bluebird Group LLC	07/28/2026	Professional Services	12.15%	3M L+700	6,202	6,105	6,115
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	(12)
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	10.42%	3M L+575	15,056	14,954	14,906
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	9.96%	1M L+550	2,148	2,114	2,103
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—	—	573	—	(6)
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	10.00%	1M L+550	237	237	232
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	674	—	(14)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	10.25%	3M L+550	4,838	4,814	4,746
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	10.59%	1M L+600	24,206	23,904	23,843
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—	—	661	—	(10)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.12%	1M L+625	5,468	5,410	5,468
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.24%	1M L+550	12,581	12,436	11,410
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,040	—	(97)
UBEO, LLC	04/03/2024	Capital Equipment	9.66%	3M L+450	17,879	17,850	17,611
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	2,933	—	(44)
Unique Indoor Comfort, LLC	05/24/2027	Diversified Consumer Services	10.30%	3M L + 525	15,539	15,336	15,445
Unique Indoor Comfort, LLC Term Loan (7)	05/24/2027	Diversified Consumer Services	—	—	4,360	—	17
Unique Indoor Comfort, LLC (Revolver) (7), (9)	05/24/2027	Diversified Consumer Services	—	—	2,000	—	(12)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Walker Edison Furniture, LLC - Term Loan	03/31/2027	Wholesale	11.52%		3M L+635	3,132	$3,132	$3,132
Walker Edison Furniture Company, LLC - Funded Junior Revolver	03/31/2027	Wholesale	11.02%		3M L+635	1,667	1,667	1,667
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Wholesale	—		—	417	-	-
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	10.80%		3M L+575	9,803	9,688	9,558
Wildcat Buyerco, Inc. (Revolver)	02/27/2026	Electronic Equipment, Instruments, and Components	12.75%		3M L+475	85	82	80
Wildcat Buyerco, Inc. (Revolver) (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	448	—	(11)
Zips Car Wash, LLC	03/01/2024	Automobiles	12.14%		3M L+725	13,360	13,267	13,059
Total First Lien Secured Debt							796,060	766,255
Second Lien Secured Debt—0%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	0.00%	(6)	—	1,079	965	-
QuantiTech LLC	02/04/2027	Aerospace and Defense	14.71%		3M L+1,000	150	148	149
Total Second Lien Secured Debt							1,113	149
Preferred Equity— 2.0% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—		—	6,720	672	774
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	2,018	2,613
Cartessa Aesthetics, LLC (Preferred) (8)	—	Distributors	—		—	1,437,500	1,438	1,778
Imagine Topco, LP	—	Software	8.00%		—	1,236,027	1,236	1,166
Mars Intermediate Holdings II, Inc. (7)	—	Media	—		—	835	835	1,005
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—		—	733	733	677
ORL Holdco, Inc. (7)	—	Consumer Finance	—		—	1,327	133	150
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%		—	1,323	1,323	2,034
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—		—	409	409	569
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—		—	37	37	43
UniTek Global Services, Inc. -	—	Telecommunications	20.00%		—	343,861	344	29
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%		—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%		—	1,047,317	670	—
Total Preferred Equity							10,297	10,838
Common Equity/Warrants— 16.7% (6)
A1 Garage Equity, LLC	—	Commercial Services & Supplies	—		—	647,943	648	648
Ad.net Holdings, Inc. (7),(8)	—	Media	—		—	7,467	75	16
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Goods: Durable	—		—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—		—	805,164	805	1,206
AG Investco LP (7), (8), (9)	—	Software	—		—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—		—	1,437,500	1,436	1,260
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	—	167
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—		—	4,678	5,000	3,783
BioDerm Holdings, LP	—	Healthcare Equipment and Supplies	—		—	1,313	1,313	1,313
Burgess Point Holdings, LP	—	Auto Components	—		—	100	100	105
By Light Investco LP (7), (8)	—	High Tech Industries	—		—	22,789	888	13,738
Connatix Parent, LLC (7)	—	Media	—		—	38,278	421	327
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—		—	130	120	167
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—		—	615,484	602	1,376
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—		—	389,386	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—		—	295,982	65	869
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—		—	20	251	386
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—		—	1,125,000	1,125	1,125
Exigo, LLC	—	Software	—		—	541,667	542	588
Express Wash Topco, LLC	—	Automobiles	—		—	20,000	100	77
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—		—	21,083	697	2,048
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—		—	9,488	—	(27)
Five Star Parent Holdings, LLC	—	Hotels, Restaurants and Leisure	—		—	655,714	656	656
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—		—	500	144	1,970
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—		—	1,485,953	227	6,807
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—		—	465	476	502
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—		—	391,144	—	1,710
GCOM InvestCo LP (7),(8)	—	IT Services	—		—	19,184	3,342	3,842
Go Dawgs Capital III, LP	—	Building Products	—		—	324,675	325	623
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—		—	450,000	450	376
HV Watterson Holdings, LLC	—	Professional Services	—		—	100,000	100	77
Icon Partners V C, L.P.	—	Internet Software and Services	—		—	1,863,863	1,864	1,852
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—		—	636,137	—	(4)
IIN Group Holdings, LLC	—	Consumer Services	—		—	1,000	1,000	129
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—		—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—		—	1,218,045	1,218	1,237
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—		—	5,811	573	730
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—		—	116,032	1,160	849
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—		—	46,763	117	525

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Kentucky Racing Holdco, LLC (8)		Hotels, Restaurants and Leisure	—	—	87,345	$-	$776
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,620
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	1,087
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,068
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,638
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	393
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,078	1,106
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	806	147
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	1,711
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,448	74
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	239
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,697	3,445
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	692
OHCP V BC COI, L.P. (8) (9)	—	Distributors	—	—	506,250	—	(35)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	64
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,044
LEP Pequod Holdings, LP	—	Financial Services	—	—	864,865	865	865
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	666
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	611	539
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	292
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	362
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	25
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,050
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646	651
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	282
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	458
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	220
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500	680
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,016
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	170
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	544	641
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	217,991	209	433
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	147,616	—	—
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—	—	21,527	22	34
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	374	482
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	701
Walker Edison Furniture , LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	3,309
WCP IvyRehab QP CF Feeder, LP(8)	—	Healthcare Providers and Services	—	—	3,762,257	3,693	3,619
WCP IvyRehab QP CF Feeder, LP (8), (9)	—	Healthcare Providers and Services	—	—	237,743	—	(9)
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	745
Total Common Equity/Warrants						66,721	92,353
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						874,191	869,595
Investments in Controlled, Affiliated Portfolio Companies—53.1% (3), (4)
First Lien Secured Debt—43.3%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.43%	3M L+525	3,582	3,582	3,582
			(PIK 5.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.43%	3M L+525	26,771	20,197	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	12.81%	3M L+800	210,088	210,088	210,088
Total First Lien Secured Debt						233,867	240,441
Equity Interests—9.7%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	2,376
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	90,038	90,038	51,620
Total Equity Interests						90,038	53,996
Total Investments in Controlled, Affiliated Portfolio Companies						323,905	294,437
Total Investments—209.9%						1,198,096	1,164,032
Cash and Cash Equivalents—9.0%
Money Market - BlackRock Federal FD Institutional 30						26,729	26,729
Non-Money Market Cash						23,439	23,426
Total Cash and Cash Equivalents						50,168	50,155
Total Investments and Cash Equivalents—218.9%						$1,248,264	$1,214,187
Liabilities in Excess of Other Assets—(118.9)%							(659,518)
Net Assets—100.0%							$554,669
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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2023, qualifying assets represent 77% of our total assets and non-qualifying assets represent 23% of our total assets.
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Gantech Acquisition Corp.	05/14/2026	IT Services	9.37%	1M L+625	21,982	$21,632	$21,322
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	IT Services	9.37%	1M L+625	249	249	241
Gantech Acquisition Corp. (Revolver) (7), (9)	05/14/2026	IT Services	—	—	3,484	—	(105)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	8.74%	3M L+600	3,427	3,388	3,273
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—	—	1,071	—	(24)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	8.92%	3M L+575	418	418	401
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	447	—	(18)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	3M L+500	4,441	4,378	4,374
Hancock Roofing and Construction L.L.C. (7), (9)	12/31/2022	Insurance	—	—	400	—	(6)
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	7.82%	3M L+500	270	270	266
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—		480	—	(7)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,872	4,863
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	(36)
HW Holdco, LLC	12/10/2024	Media	6.00%	1M L+500	8,457	8,416	8,352
HW Holdco, LLC (9)	12/10/2024	Media	—	—	1,686	—	(4)
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,452	—	(18)
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.44%	3M L+700	5,723	5,616	5,506
IDC Infusion Services, Inc. (Revolver) (9)	12/30/2026	Healthcare Equipment and Supplies	—	—	4,167	—	(188)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	9.45%	3M L+600	4,473	4,390	4,429
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	—	(5)
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	3M L+550	3,979	3,909	3,879
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(25)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(30)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare Providers and Services	10.13%	3M L+715	14,954	14,711	14,804
Infolinks Media Buyco, LLC	11/01/2026	Media	9.42%	3M L+575	2,625	2,581	2,625
Infolinks Media Buyco, LLC (9)	11/01/2023	Media	—	—	969	—	10
Integrative Nutrition, LLC	09/29/2023	Consumer Services	8.42%	3M L+450	15,636	15,600	15,323
Integrative Nutrition, LLC (Revolver) (7), (9)	09/29/2023	Consumer Services	—	—	5,000	—	—
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	7.58%	SOFR+550	15,825	15,697	15,667
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	8.25%	3M L+550	133	133	130
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	532	—	(11)
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	17,428	17,120	17,079
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	9.67%	3M L+600	3,435	3,435	3,366
Lash OpCo, LLC	02/18/2027	Personal Products	11.17%	1M L+700	10,511	10,323	10,300
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	9.38%	1M L+700	599	599	587
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—		1,321	—	(26)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.95%	1M L+750	9,565	9,542	9,345
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	9.95%	1M L+750	1,721	1,721	1,681
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	9.92%	3M L+625	3,747	3,683	3,691
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	789	—	(12)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	8.87%	1M L+575	24,357	24,065	23,566
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	8.87%	1M L+575	1,083	1,083	1,048
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	1,416	—	(46)
Lucky Bucks, LLC	07/20/2027	Hotels, Restaurants and Leisure	8.31%	3M L+550	4,331	4,258	3,183
MAG DS Corp.	04/01/2027	Aerospace and Defense	9.17%	1M L+550	3,714	3,576	3,379
Mars Acquisition Holdings Corp.	05/14/2026	Media	8.62%	3M L+550	6,052	5,958	6,022
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	1,624	—	(8)
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	1,157	—	(12)
MDI Buyer, Inc. - Unfunded Term Loan	07/25/2028	Commodity Chemicals	—	—	1,804	—	(18)
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	773	—	(8)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+550	1,319	1,306	1,305
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,782	—	—
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	—
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(17)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	8.03%	SOFR +500	3,430	3,395	3,389
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	883	—	(7)
Mission Critical Electronics, Inc. (Revolver) (7)	03/28/2024	Capital Equipment	6.67%	1M L+500	557	557	550
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	769	—	(9)
Municipal Emergency Services, Inc. (7)	09/28/2027	Distributors	8.67%	3M L+500	354	351	334
Municipal Emergency Services, Inc. (7), (9)	09/28/2027	Distributors	—	—	592	—	(29)
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distributors	8.67%	3M L+500	142	142	134
Municipal Emergency Services, Inc. (Revolver) (7), (9)	09/28/2027	Distributors	—	—	805	—	(47)
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
OIS Management Services, LLC	07/09/2026	Healthcare Equipment and Supplies	9.45%	SOFR + 575	1,975	1,951	1,975
OIS Management Services, LLC (Revolver) (7), (9)	07/09/2026	Healthcare Equipment and Supplies	—	—	444	—	—
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	9.37%	3M L+625	8,759	8,612	8,496
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	8.92%	3M L+525	7,195	7,069	7,195
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	—
Output Services Group, Inc.	03/27/2024	Business Services	9.80%	1M L+675	4,874	4,592	3,704
Owl Acquisition, LLC	02/04/2028	Professional Services	8.41%	3M L+575	3,990	3,874	3,890
Ox Two, LLC	05/18/2026	Construction and Building	9.81%	1M L+700	25,772	25,440	25,257
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	9.81%	1M L+700	2,484	2,484	2,434
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	903	—	(18)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	9.62%	3M L+650	6,110	6,015	5,958
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(57)
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	637	637	637
PlayPower, Inc.	05/08/2026	Leisure Products	9.17%	1M L+550	3,440	3,419	3,078
PRA Events, Inc.	08/07/2025	Business Services	14.17%	1M L+1,050	3,323	2,903	3,323
			(PIK 10.50%)
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—	—	2,290	—	—
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	9.30%	3M L+575	305	305	302
Pragmatic Institute, LLC (Revolver) (9)	07/06/2028	Professional Services	—	—	1,221	—	(12)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	9.92%		1M L+600	4,706	$4,632	$4,612
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	9.51%		1M L+600	268	268	263
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—		—	402	—	(8)
Questex, LLC	09/09/2024	Media: Diversified and Production	7.45%		3M L+500	7,200	7,146	7,056
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—		—	1,197	—	(24)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare Equipment and Supplies	7.75%		3M L+550	1,040	1,040	1,040
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—		—	525	—	—
Recteq, LLC	01/29/2026	Leisure Products	9.92%		3M L+600	1,478	1,457	1,426
Recteq, LLC (Revolver) (7)	01/29/2026	Leisure Products	9.92%		3M L+600	360	360	347
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—			936	—	(33)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	8.84%		3M L+550	17,142	16,985	15,406
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	8.65%		3M L+575	7,980	7,924	7,781
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—	909	—	(23)
Riverside Assessments, LLC	03/10/2025	Professional Services	9.95%		3M L+625	15,356	15,201	15,049
Sales Benchmark Index LLC	01/03/2025	Professional Services	9.67%		3M L+600	7,105	7,034	7,034
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—		—	1,293	—	(13)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	8.62%		1M L+550	3,487	3,462	3,452
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	8.28%		1M L+550	1,048	1,048	1,037
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—		—	9	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	10.27%		SOFR + 700	14,560	14,467	14,196
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	10.14%		1M L+600	1,487	1,487	1,450
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—	385	—	(10)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	9.41%		3M L+575	6,940	6,836	6,836
Sigma Defense Systems, LLC	12/18/2025	IT Services	12.17%		3M L+850	10,969	10,742	10,750
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	12.17%		3M L+850	996	996	976
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—			1,625	—	(32)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	10.17%		1M L+650	10,358	10,301	10,280
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—		—	1,747	—	(13)
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.42%		1M L+450	2,462	2,462	2,370
Smile Brands Inc. (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	1,508	—	(57)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	108	—	(4)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	8.87%		3M L+575	5,740	5,705	5,602
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—	1,665	—	(40)
Spear Education, LLC	02/26/2025	Professional Services	9.42%		3M L+575	14,747	14,642	14,747
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	8.63%		SOFR + 575	3,216	3,179	3,126
Spendmend Holdings LLC (9)	03/01/2023	Healthcare Technology	—		—	1,771	—	(36)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	8.63%		3M L+575	119	119	116
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—		—	772	—	(22)
STV Group Incorporated	12/11/2026	Construction & Engineering	8.37%		1M L+525	4,752	4,718	4,704
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	8.73%		SOFR+600	18,560	18,237	18,263
System Planning and Analysis, Inc. (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—		—	5,188	—	(83)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	8.38%		1M L+525	5,793	5,718	5,455
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%		3M L+600	4,921	4,868	4,872
The Bluebird Group LLC	07/27/2026	Professional Services	10.67%		3M L+700	6,265	6,162	6,328
The Bluebird Group LLC (Revolver) (7), (9)	07/27/2026	Professional Services	—		—	862	—	9
The Infosoft Group, LLC	09/16/2024	Media: Broadcasting and Subscription	8.51%		3M L+575	15,229	15,120	15,115
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	8.18%		1M L+550	2,159	2,122	2,148
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—		—	573	—	3
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	8.26%		1M L+550	182	182	181
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—		—	729	—	(4)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	7.78%		3M L+550	4,863	4,834	4,717
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	8.87%		1M L+600	24,721	24,378	24,103
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—		—	661	—	(17)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	8.76%		1M L+625	5,468	5,398	5,441
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—		—	2,628	—	(13)
Tyto Athene, LLC	04/01/2028	IT Services	7.76%		1M L+550	12,644	12,487	11,746
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—		—	1,040	—	(74)
UBEO, LLC	04/03/2024	Capital Equipment	7.60%		3M L+450	17,926	17,860	17,657
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	9.00%		3M L+275	587	587	578
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—		—	2,347	—	(35)
Unique Indoor Comfort, LLC	05/24/2027	Diversified Consumer Services	8.95%		3M L + 525	9,217	9,126	9,014
Unique Indoor Comfort, LLC Term Loan (7)	05/24/2027	Diversified Consumer Services	—		—	10,760	—	(129)
Unique Indoor Comfort, LLC (Revolver) (7), (9)	05/24/2027	Diversified Consumer Services	—		—	2,000	—	(44)
Walker Edison Furniture Company LLC	03/31/2027	Wholesale	12.42%		1M L+875	12,684	12,434	8,474
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	9.38%		3M L+575	9,853	9,717	9,532
Wildcat Buyerco, Inc. (Revolver) (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	534	—	(34)
Zips Car Wash, LLC	03/01/2024	Automobiles	10.30%		3M L+725	13,428	13,284	13,092
Total First Lien Secured Debt							815,742	789,107
Second Lien Secured Debt—0%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	0.00%	(6)	—	1,001	965	-
			(PIK 15.00%)
QuantiTech LLC	02/04/2027	Aerospace and Defense	12.68%		3M L+1,000	150	148	147
Total Second Lien Secured Debt							1,113	147
Preferred Equity— 1.6% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—		—	6,720	$672	$747
Cartessa Aesthetics, LLC	—	Distributors	—		—	1,437,500	1,438	1,499
Imagine Topco, LP	—	Software	8.00%		—	1,236,027	1,236	1,170

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	$835	$976
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	2,018	2,537
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	1,042
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	144
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323	1,674
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409	116
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	37	40
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						10,297	9,945
Common Equity/Warrants— 18.1% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	75	98
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,127
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,438	906
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	—	480
Athletico Holdings, LLC	—	Healthcare Providers and Services	—	—	4,678	5,000	4,758
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	101
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,090	193	18,085
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	3,223	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	1,651
(PRA Events, Inc.) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	459
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	140
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	615,484	602	1,255
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	389,386	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	65	633
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	348
Exigo, LLC	—	Software	—	—	541,667	542	478
Express Wash Topco, LLC	—	Automobiles	—	—	20,000	100	102
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,083	711	2,142
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	9,488	—	—
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	144	2,471
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	7,030
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	496
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,558
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	19,184	3,342	4,626
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	377
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450	477
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	87
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,851,852	1,852	1,989
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	648,148	—	—
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	54
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	754
ITC Infusion Co-invest, LP	—	Healthcare Equipment and Supplies	—	—	81,313	813	857
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	5,232
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,948	568	—
(Walker Edison Furniture Company LLC) (7), (8)
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,458
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	643
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	961
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	800
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	255
MDI Aggregator, LP	—	Commodity Chemicals	—	—	668,747	670	669
Meadowlark Title, LLC	—	Professional Services	—	—	819,231	819	901
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,288	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	1,505
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,450	279
North Haven Saints Equity Holdings, LP	—	Healthcare Technology	—	—	223,602	224	237
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	310
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,729	2,917
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	636
OHCP V BC COI, L.P. (8) (9)	—	Distributors	—	—	506,250	—	(73)
Oral Surgery (ITC) Holdings, LLC (7),(8)	—	Healthcare Equipment and Supplies	—	—	3,872	83	231
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	261
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,892
Pink Lily Holdco, LLC (PL Acquisitions, LLC)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	914

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	$611	$611
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	352
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	25	24
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,091
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646	634
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	296
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	—
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	373
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500	680
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,463
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	160
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	488,372	488	621
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)	—	Media	—	—	216,925	209	366
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	148,681	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	378	454
WCP IvyRehab QP CF Feeder, LP	—	Healthcare Providers and Services	—	—	3,762,257	3,762	3,762
WCP IvyRehab QP CF Feeder, LP (9)	—	Healthcare Providers and Services	—	—	237,743	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	596
Total Common Equity/Warrants						55,418	94,050
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						882,570	893,249
Investments in Controlled, Affiliated Portfolio Companies—51.4% (3), (4)
First Lien Secured Debt—41.8%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	8.19%	3M L+525	3,582	3,582	3,582
			(PIK 5.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	8.19%	3M L+525	26,771	19,518	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	10.71%	3M L+800	190,181	190,181	190,182
Total First Lien Secured Debt						213,281	220,535
Equity Interests—9.6%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	1,036
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	81,506	81,506	49,434
Total Equity Interests						81,506	50,470
Total Investments in Controlled, Affiliated Portfolio Companies						294,787	271,005
Total Investments—220.9%						1,177,357	1,164,254
Cash and Cash Equivalents—9.1%
BlackRock Federal FD Institutional 30						38,209	38,209
BNY Mellon Cash						9,707	9,671
Total Cash and Cash Equivalents						47,916	47,880
Total Investments and Cash Equivalents—230.0%						$1,225,273	$1,212,134
Liabilities in Excess of Other Assets—(130.0)%							(685,042)
Net Assets—100.0%							$527,092

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

March 31, 2023

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

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of March 31, 2023, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

On August 20, 2021, we entered into equity distribution agreements (together, the “Prior Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $75 million under an at-the-market offering (the “Prior ATM Program”). On May 5, 2022, we amended the Prior Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Prior Equity Distribution Agreements, as amended, provide that we may offer and sell shares of our Common Stock from time to time through a sales agent in amounts and at times to be determined by us. On March 27, 2023 we entered into new equity distribution agreements (together, the "Equity Distribution Agreements") with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Bank, as sales agents in connection with the sale of shares of our common stock, par value $0.001 per share (the "Common Stock"), with an aggregate offering price of up to $100 million under an at-the-market offering (the "ATM Program"). The Equity Distribution Agreements, provide that we may offer and sell shares of our Common Stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock.

During the six months ended March 31, 2023, we issued 86,177 shares of our Common Stock under the Prior ATM Program at a weighted-average price of $11.54 per share, raising $1.0 million of gross proceeds. Net proceeds were $1.0 million after commissions to the sales agents on shares sold. No shares have been issued under the current ATM Program. We incurred zero of legal and other offering costs associated with the administration of the Prior ATM Program. On March 27, 2023 the Prior ATM Program was terminated.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

Since inception of the Prior ATM Program through March 31, 2023, we have issued 2,659,741 shares of our Common Stock under the Prior ATM Program at a weighted-average price of $13.06, raising $34.7 million of gross proceeds. Net proceeds were $34.2 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the Prior ATM Program.

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

March 31, 2023

(Unaudited)

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2023, we had four portfolio companies on non-accrual, representing 2% and zero of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and six months ended March 31, 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.7 million, respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2022, we recorded a provision for taxes on net investment income of $0.1 million and $0.2 million, respectively, pertaining to federal excise tax.

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

For the three and six months ended March 31, 2023, the Company recognized a provision reduction for taxes of $3.7 million and $2.9 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2022 the Company recognized a provision for taxes of $(3.8) million and $(5.3) million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2023 and September 30, 2022, $1.6 million and $4.6 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of March 31, 2023 and September 30, 2022, $0.3 million and zero, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2023, the Company paid zero and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in a $1.2 million prepaid tax asset as of March 31, 2023 included under prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities.

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

March 31, 2023

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, however the impact of the adoption is not expected to be material.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2023 the Investment Adviser earned a base management fee of $2.9 million and $5.8 million respectively, from us. For the three and six months ended March 31, 2022 the Investment Adviser earned a base management fee of $2.9 million and $5.8 million respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2023, the Investment Adviser earned $4.2 million and $7.6 million, respectively, in incentive fees on net investment income from us. For three and six months ended March 31, 2022, the Investment Adviser earned $2.7 million and $5.9 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2023 and 2022, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2023 and 2022, was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2023, we reimbursed the Administrator approximately $0.2 million and $0.3 million, respectively, including expenses the Administrator incurred for services described above. For the three and six months ended March 31, 2022, we reimbursed the Administrator approximately $0.4 million and $0.9 million, respectively, including expenses the Administrator incurred for services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2023 and 2022.

For the three and six months ended March 31, 2023, we sold $27.1 million and $45.9 in investments to PSSL at fair value, respectively, and recognized less than $(0.1) million and less than $(0.1) million of net realized losses, respectively, for the same period. For the three and six months ended March 31, 2022, we sold $57.7 million and $180.4 million in investments to PSSL at fair value, respectively, and recognized $(0.2) million and $(0.5) million of net realized losses, respectively, for the same period.

For the three and six months ended March 31, 2023 and 2022, we sold no investments to PTSF.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2023 totaled $85.6 million and $151.2 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $113.7 million and $449.2 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2023 totaled $62.6 million and $125.6 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $103.9 million and $342.2 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	March 31, 2023		September 30, 2022
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$819,839	$796,608	$838,842	$819,461
First lien in PSSL	210,088	210,088	190,181	190,181
Second lien	1,113	149	1,113	147
Equity	77,018	105,567	65,715	105,031
Equity interests in PSSL	90,038	51,620	81,506	49,434
Total investments	1,198,096	1,164,032	1,177,357	1,164,254
Cash and cash equivalents	50,168	50,155	47,917	47,880
Total investments and cash and cash equivalents	$1,248,264	$1,214,187	$1,225,274	$1,212,134

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2023 (1)	September 30, 2022 (1)
Media	9%	7%
Professional Services	7	9
IT Services	7	6
Commercial Services & Supplies	6	5
Personal Products	5	7
Media: Diversified and Production	5	5
High Tech Industries	5	5
Aerospace and Defense	5	4
Diversified Consumer Services	5	4
Capital Equipment	4	4
Healthcare Technology	4	4
Electronic Equipment, Instruments, and Components	3	3
Healthcare Providers and Services	3	3
Construction and Building	3	3
Insurance	2	2
Diversified Financial Services	2	2
Distributors	2	2
Chemicals, Plastics and Rubber	2	2
Healthcare Equipment and Supplies	2	2
Media: Broadcasting and Subscription	2	2
Business Services	2	3
Hotels, Restaurants and Leisure	2	1
Consumer Services	1	2
Automobiles	1	1
Energy Equipment and Services	1	1
Financial Services	1	1
Textiles, Apparel and Luxury Goods	1	1
Leisure Products	1	1
Construction & Engineering	1	—
Air Freight and Logistics	1	1
Banking, Finance, Insurance & Real Estate	1	1
Food Products	1	1
Wholesale	1	1
Building Products	0	1
All Other	2	3
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2023 and September 30, 2022, PSSL had total assets of $806.0 million and $796.8 million, respectively, and its investment portfolio consisted of debt investments in 103 and 95 portfolio companies, respectively. As of March 31, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $17.9 million and the five largest investments totaled $84.1 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2023 and September 30, 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (zero remaining unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $90.0 million (zero remaining unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

March 31, 2023

(Unaudited)

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2023	September 30, 2022
Total investments	$771,413	$754,722
Weighted average cost yield on income producing investments	11.4%	9.6%
Number of portfolio companies in PSSL	103	95
Largest portfolio company investment	$17,890	$19,250
Total of five largest portfolio company investments	$84,124	$86,872

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

Below is a listing of PSSL’s individual investments as of March 31, 2023 (Par and $ in thousands):

Issuer Name	Maturity		Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,296.4%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.12%	SOFR+650	2,947	$2,891	$2,903
Ad.net Acquisition, LLC	5/7/2026	Media	11.16%	SOFR+600	8,843	8,756	8,776
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	10.38%	SOFR+600	12,917	12,562	12,401
Altamira Technologies, LLC	7/24/2025	Business Services	10.33%	3M L+600	5,075	4,982	5,075
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	10.55%	3M L+550	5,143	5,089	4,988
Any Hour Services	7/21/2027	Professional Services	10.30%	3M L+525	3,484	3,418	3,388
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	9.46%	1M L+525	1,005	1,005	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+550	2,192	2,192	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.07%	3M L+525	11,041	10,988	10,986
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.91%	3M L+575	8,379	8,286	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	10.45%	SOFR + 575	4,653	4,568	4,560
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.42%	SOFR + 525	4,975	4,883	4,378
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.16%	SOFR + 650	9,000	8,892	8,865
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	10.05%	SOFR + 500	15,211	15,065	14,869
Broder Bros., Co.	12/2/2022	Consumer Products	10.73%	3M L+600	2,380	2,380	2,380
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.16%	3M L+525	449	419	427
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	11.64%	1M L+625	14,124	14,090	13,912
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	13.33%	3M L+850	12,482	12,466	12,482
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.90%	SOFR + 600	9,685	9,513	9,588
CF512, Inc.	8/20/2026	Media	10.96%	3M L+600	4,925	4,851	4,827
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	9.66%	3M L+450	5,528	5,471	5,528
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	11.38%	1M L+675	9,188	9,177	8,913
			(PIK 1.00%)
Connatix Buyer, Inc.	7/13/2027	Media	10.23%	3M L+550	3,835	3,776	3,691
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.91%	3M L+575	2,100	2,075	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	10.91%	3M L+600	14,787	14,545	14,566
DRI Holding Inc.	12/21/2028	Media	10.09%	1M L+525	2,640	2,417	2,347
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	10.89%	1M L+575	14,626	14,562	14,202
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	10.36%	1M L+550	10,226	10,135	10,001
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	12.42%	3M L+750	2,607	2,586	2,583
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	9.45%	3M L+475	4,948	4,948	4,738
EDS Buyer, LLC	1/10/2029	Professional Services	11.15%	SOFR+625	9,000	8,872	8,775
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	10.27%	3M L+550	2,231	2,176	2,172
Exigo Intermediate II, LLC	3/15/2027	Software	10.59%	1M L+575	12,870	12,700	12,613
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	9.91%	3M L+475	10,247	10,191	9,754
Gantech Acquisition Corp.	5/14/2026	IT Services	11.09%	1M L+625	14,488	14,303	13,981
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.23%	3M L+600	3,884	3,870	3,695
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.66%	3M L+575	2,357	2,318	2,333
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.34%	1M L+550	2,392	2,352	2,344
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	3M L+600	4,938	4,856	4,888
HW Holdco, LLC	12/10/2024	Media	9.78%	6M L+500	3,014	2,978	2,968
Icon Partners III, LP	5/11/2028	Automobiles	9.32%	3M L+450	2,316	2,009	1,627
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	11.55%	SOFR+650	9,900	9,705	9,553
Imagine Acquisitionco, LLC	11/15/2027	Software	10.37%	1M L+550	5,337	5,253	5,177
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	11.93%	SOFR+700	16,537	16,354	16,206
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.73%	SOFR+685	6,121	6,002	5,999
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	9.91%	3M L+450	11,112	11,103	10,945
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	11.00%	1M L+575	5,936	5,869	5,877
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR + 550	3,960	3,902	3,881
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.91%	1M L+800	17,890	17,807	17,890
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.16%	3M L+600	16,746	16,398	16,495
Lash OpCo, LLC	2/18/2027	Personal Products	11.84%	3M L+700	14,283	14,030	13,997
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.21%	3M L+625	12,771	12,742	12,592
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.44%	3M L+575	10,544	10,404	10,281
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.33%	SOFR + 665	2,598	2,548	2,546
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,275	4,207	1,304
Magenta Buyer, LLC	7/31/2028	Software	9.58%	1M L+500	3,021	2,847	2,481
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.43%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.43%	1M L+525	4,837	3,649	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.55%	1M L+550	11,647	11,513	11,530
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	3M L+575	7,369	7,268	7,295
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.74%	3M L+600	6,412	6,294	6,275
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.41%	3M L+550	2,384	2,345	2,360
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	10.05%	SOFR+500	5,799	5,790	5,764
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.55%	3M L+500	3,448	3,393	3,303
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	9.82%	1M L+525	10,766	10,607	10,766
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.50%	3M L+650	14,288	14,258	14,145
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.09%	1M L+625	14,523	14,300	14,088
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%		7,700	7,689	5,544
Owl Acquisition, LLC	2/4/2028	Professional Services	10.16%	3M L+575	3,893	3,827	3,795
Ox Two, LLC	5/18/2026	Construction and Building	12.41%	3M L+725	4,900	4,849	4,753
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	9.84%	1M L+500	9,543	9,256	7,634
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.34%	1M L+650	8,196	8,079	7,827
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,572	2,502	2,315

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Pragmatic Institute, LLC	7/6/2028	Education	10.64%	SOFR+575	11,194	11,045	11,026
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.24%	1M L+600	2,818	2,777	2,775
Quantic Electronics, LLC - Unfunded Term Loan (5)	11/19/2026	Aerospace and Defense			1,104	-	(6)
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.83%	SOFR+600	4,950	4,884	4,721
Recteq, LLC	1/29/2026	Leisure Products	11.41%	3M L+625	4,900	4,840	4,704
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	10.31%	3M L+550	12,498	12,336	9,475
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.16%	3M L+600	5,013	$4,971	$4,988
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.26%	3M L+750	5,208	5,180	5,117
Schlesinger Global, Inc.	7/14/2025	Business Services	11.41%	SOFR+700	11,817	11,801	11,551
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.05%	SOFR+605	4,975	4,906	4,851
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	13.66%	1M L+850	14,526	14,266	14,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.33%	3M L+450	11,856	11,729	11,095
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	10.59%	1M L+575	5,614	5,600	5,344
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.61%	SOFR+575	2,941	2,904	2,859
STV Group Incorporated	12/11/2026	Construction and Building	10.16%	3M L+525	9,075	9,018	9,030
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.88%	3M L+475	1,795	1,697	1,732
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.69%	SOFR+600	14,813	14,582	14,590
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	3M L+500	348	334	338
Teneo Holdings LLC	7/18/2025	Business Services	10.16%	3M L+525	2,274	2,272	2,244
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.51%	3M L+600	5,631	5,577	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.30%	1M L+700	1,689	1,665	1,666
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	10.39%	3M L+575	12,809	12,806	12,681
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	10.16%	1M L+550	5,550	5,459	5,433
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.41%	3M L+550	8,699	8,580	8,534
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	10.59%	3M L+600	14,641	14,526	14,421
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.12%	3M L+625	5,468	5,453	5,468
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	10.24%	3M L+550	15,471	15,353	14,032
UBEO, LLC	4/3/2024	Capital Equipment	9.66%	3M L+450	17,300	17,243	17,040
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	10.30%	SOFR+525	4,950	4,864	4,920
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.36%	SOFR+665	6,927	6,792	6,720
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	11.52%	SOFR+635	3,132	3,132	3,132
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.02%	SOFR+625	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (5)	3/31/2027	Wholesale			417	-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.80%	SOFR+575	8,502	8,468	8,290
Zips Car Wash, LLC	3/1/2024	Automobiles	12.14%	3M L+725	16,872	16,715	16,493

Total First Lien Secured Debt						782,491	764,815
Second Lien Secured Debt - 5.0%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	13.66%	3M L+850	3,000	2,972	2,970
Total Second Lien Secured Debt						2,972	2,970
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	320
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	3,309
Total Equity Securities						3,393	3,629
Total Investments - 1,307.6%						788,856	771,413
Cash and Cash Equivalents - 50.8%
BlackRock Federal FD Institutional 30						29,963	29,963
Total Cash and Cash Equivalents						29,963	29,963
Total Investments and Cash Equivalents —1,329.0%						$818,819	$801,376
Liabilities in Excess of Other Assets — (1,229.0)%							(742,381)
Members' Equity—100.0%							$58,995
cash a

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2022 (Par and $ in thousands)

Issuer Name	Maturity		Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,330.4%
Ad.net Acquisition, LLC	5/6/2026	Media	9.67%	3M L+600	8,888	$8,788	$8,821
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	8.22%	SOFR+600	9,975	9,790	9,576
Altamira Technologies, LLC	7/24/2025	Business Services	10.81%	3M L+800	5,225	5,113	5,042
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%	3M L+550	4,883	4,851	4,883
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	9.67%	3M L+550	5,284	5,208	5,284
Any Hour Services	7/21/2027	Professional Services	8.33%	3M L+525	3,510	3,441	3,440
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+625	2,202	2,202	2,191
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	7.86%	3M L+525	11,115	11,050	11,059
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.76%	3M L+575	8,421	8,317	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	8.99%	SOFR + 575	4,677	4,588	4,583
Beta Plus Technologies, Inc.	7/1/2029	Business Services	7.76%	SOFR + 525	5,000	4,903	4,900
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	8.62%	SOFR + 500	15,293	15,102	14,956
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+600	2,417	2,417	2,417
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	9.20%	1M L+662	14,822	14,771	14,674
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	11.31%	3M L+325	12,412	12,385	12,288
			(PIK 11.31%)
Cartessa Aesthetics, LLC	5/13/2028	Distributors	9.55%	SOFR + 600	6,484	6,359	6,386
CF512, Inc.	8/20/2026	Media	9.08%	3M L+600	4,950	4,866	4,876
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	8.17%	3M L+450	5,557	5,487	5,557
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	9.27%	1M L+575	9,271	9,247	8,993
			(PIK 1.00%)
Connatix Buyer, Inc.	7/13/2027	Media	8.42%	3M L+550	3,907	3,842	3,810
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.39%	3M L+575	2,110	2,084	2,089
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	8,655	8,653	8,655
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	7,248	7,246	7,248
Dr. Squatch, LLC	8/31/2027	Personal Products	9.42%	3M L+575	14,862	14,610	14,639
DRI Holding Inc.	12/21/2028	Media	8.37%	1M L+525	1,832	1,680	1,643
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	8.87%	1M L+575	15,179	15,103	14,693
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	8.62%	1M L+550	10,278	10,151	10,031
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	10.62%	3M L+750	2,621	2,598	2,581
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	7.82%	3M L+475	4,974	4,974	4,738
Exigo Intermediate II, LLC	3/15/2027	Software	8.87%	1M L+575	12,935	12,759	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	8.39%	3M L+475	10,300	10,238	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	9.37%	1M L+625	14,638	14,427	14,199
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	8.74%	3M L+600	3,904	3,888	3,728
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.17%	3M L+550	2,369	2,320	2,274
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	1M L+500	2,392	2,347	2,356
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,874	4,863
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,052	3,006	3,014
Icon Partners III, LP	5/11/2028	Automobiles	7.55%	3M L+450	2,327	1,997	1,701
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.20%	SOFR+700	9,950	9,833	9,502
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	1M L+550	5,364	5,261	5,230
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	16,620	16,309	16,454
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	8.42%	3M L+475	11,187	11,168	10,963
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	1M L+550	5,966	5,885	5,906
ITI Holdings, Inc.	3/3/2028	IT Services	8.67%	SOFR + 550	3,980	3,917	3,900
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	19,250	19,103	19,250
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	16,830	16,451	16,494
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,355	14,074	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,578	10,539	10,335
			(PIK 2.00%)
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.04%	3M L+575	10,598	10,428	10,254
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	8.31%	3M L+550	4,331	4,258	3,183
Magenta Buyer, LLC	7/31/2028	Software	7.87%	1M L+475	2,695	2,539	2,425
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	8.19%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (5)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	8.19%	1M L+525	4,837	3,527	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	8.62%	1M L+550	9,900	9,782	9,851
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	8.56%	3M L+575	7,406	7,296	7,332
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+500	5,000	4,902	4,900
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+650	2,396	2,353	2,372
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	8.70%	SOFR+500	5,829	5,817	5,759
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,465	3,405	3,264
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	7.80%	1M L+550	10,820	10,641	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.75%	3M L+500	14,363	14,319	14,111
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	8.40%	SOFR+475	5,060	4,991	5,060
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	9.37%	1M L+625	14,598	14,353	14,160
Output Services Group, Inc.	3/27/2024	Business Services	9.80%	3M L+425	7,682	7,676	5,838
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,990	3,918	3,890
Ox Two, LLC	5/18/2026	Construction and Building	9.81%	3M L+600	4,925	4,866	4,827
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	8.07%	1M L+500	9,593	9,234	7,674
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	9.62%	1M L+650	8,238	8,111	8,032
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	1,562	1,561	1,562
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,580	2,500	2,309
Pragmatic Institute, LLC	7/6/2028	Education	9.30%	SOFR+575	11,250	11,056	11,138
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.41%	1M L+625	4,845	4,755	4,729
Quantic Electronics, LLC - Unfunded Term Loan (5)	11/19/2026	Aerospace and Defense		1M L+625	1,888	-	-
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	1/29/2026	Leisure Products	9.92%	3M L+600	4,925	4,856	4,753
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,564	12,354	11,291

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	March 31, 2023
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (cost—$788,856 and $770,280, respectively)	$771,413	$754,722
Cash and cash equivalents (cost—$29,963 and $33,725, respectively)	29,963	33,705
Interest receivable	3,567	3,025
Receivable for investment sold	—	3,637
Prepaid expenses and other assets	1,017	1,722
Total assets	805,960	796,811
Liabilities
Credit facility payable	251,300	259,500
2032 Asset-backed debt, net (par—$246,000)	243,669	243,365
Notes payable to members	240,100	217,350
Payable for investments purchased	—	10,414
Interest payable on notes to members	5,891	4,719
Interest payable on Credit Facility and asset backed debt	5,212	3,817
Accrued expenses	793	1,150
Total liabilities	746,965	740,315
Commitments and contingencies(1)
Members' equity	58,995	56,496
Total liabilities and members' equity	$805,960	$796,811

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

(1)
As of March 31, 2023 and September 30, 2022, PSSL had unfunded commitments to fund investments of $2.1 million and $2.5 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Investment income:
Interest	$21,292	$11,981	$40,908	$22,932
Other income	447	149	557	1,020
Total investment income	21,739	12,130	41,465	23,952
Expenses:
Interest and expense on credit facility and asset-backed debt	9,678	3,673	18,319	6,847
Interest expense on notes to members	7,363	3,640	14,173	7,195
Administrative services expenses	516	300	1,024	600
General and administrative expenses	280	289	580	578
Total expenses	17,837	7,902	34,096	15,220
Net investment income	3,902	4,228	7,369	8,732
Realized and unrealized gain (loss) on investments and credit facility foreign currency translation:
Net realized gain (loss) on:
Investments	(5,886)	(14,584)	(5,945)	(14,932)
Credit facility foreign currency translation	—	—	(10)	—
Net change in unrealized appreciation (depreciation) on:
Investments	3,934	14,760	(1,865)	11,556
Credit facility foreign currency translation	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	3,934	14,760	(1,865)	11,556
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	(1,952)	176	(7,820)	(3,376)
Net increase (decrease) in members' equity resulting from operations	$1,950	$4,404	$(451)	$5,356

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

March 31, 2023

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at March 31, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$48,340	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	958,356	Market Comparable	Market yield	9.0% - 25.2% (11.4%)
Second lien	149	Market Comparable	Market yield	14.1%
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Equity	95,998	Enterprise Market Value	EBITDA multiple	.3x - 19.8x (11.9x)
Equity	525	Enterprise Market Value	DLOM(2)	25.3x
Total Level 3 investments	$1,103,368
Debt Category
Long-Term Credit Facility	$147,698	Market Comparable	Market Yield	3.0%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

Asset Category	Fair value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$70,363	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	930,806	Market Comparable	Market Yield	8.2% - 21% (10.9%)
First lien	8,473	Enterprise Market Value	EBITDA multiple	14.0x
Second lien	147	Market Comparable	Market Yield	14.7%
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Equity	89,906	Enterprise Market Value	EBITDA multiple	3.3x - 21.4x (12.5x)
Equity	5,232	Enterprise Market Value	DLOM(2)	11.8%
Total Level 3 investments	$1,104,927
Debt Category
Long-Term Credit Facility	$167,563	Market Comparable	Market Yield	2.5%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility or Prior Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at March 31, 2023
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,006,696	$—	$—	$1,006,696	$—
Second lien	149	—	—	149	—
Equity	157,187	—	—	96,523	60,664
Total investments	1,164,032	—	—	1,103,368	60,664
Cash and cash equivalents	26,729	26,729	—	—	—
Total investments and cash and cash equivalents	$1,190,761	$26,729	$—	$1,103,368	$60,664
Credit Facility payable	$147,698	$—	$—	$147,698	$—
2023 Notes payable	76,981	76,981	—	—	—
2026 Notes payable (2)	182,665	—	182,665	—	—
2031 Asset-Backed Debt(2)	226,443	—	—	226,443	—
Total debt	$633,787	$76,981	$182,665	$374,141	$—

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

($ in thousands):

	Six months ended March 31, 2023
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$1,009,642	$95,285	$1,104,927
Net realized gain (loss)	(6,935)	(520)	(7,455)
Net change in unrealized depreciation	(3,837)	(9,916)	(13,753)
Purchases, PIK interest, net discount accretion and non-cash exchanges	131,949	13,346	145,295
Sales, repayments and non-cash exchanges	(124,123)	(1,523)	(125,646)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,006,696	$96,672	$1,103,368
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(6,796,228)	$(9,855,855)	$(16,652,083)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

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

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Six months ended March 31,
Long-Term Credit Facility	2023	2022
Beginning Balance (cost – $169,654 and $219,400, respectively)	$167,563	$218,852
Net change in unrealized (depreciation) appreciation included in earnings	(1,865)	805
Borrowings	30,000	137,254
Repayments	(48,000)	(107,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $151,654 and $249,654, respectively)	$147,698	$249,911

As of March 31, 2023, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	6,547	4/1/2023	(707)

As of September 30, 2022 we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	6,430	10/1/22	(824)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three and six months ended March 31, 2023 and 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and the 2031 Asset-Backed Debt.

For the three and six months ended March 31, 2023, the Credit Facility and the 2023 Notes had a net change in unrealized (depreciation) appreciation of $(1.2) million and $0.9 million, respectively. For the three and six months ended March 31, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $1.2 million, respectively. As of March 31, 2023 and September 30, 2022, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled $3.2 million and $1.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2022	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2023	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$31,389	$679	$—	$662	$32,729	$2,149	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	239,614	28,438	—	(6,344)	261,708	12,401	5,950	—
Total Controlled Affiliates	$271,003	$29,117	$—	$(5,682)	$294,437	$14,550	$5,950	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator for net increase in net assets resulting from operations	$7,243	$7,248	$5,623	$21,679
Denominator for basic and diluted weighted average shares	48,529,037	39,533,349	46,931,577	39,244,132
Basic and diluted net increase in net assets per share resulting from operations	$0.15	$0.18	$0.12	$0.55

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2023 and September 30, 2022, cash and cash equivalents in the amounts of $50.2 million of which $26.7 million consisted of money market funds and $47.9 million of money market funds at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Six Months Ended March 31,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$11.62	$12.62
Net investment income (1)	0.65	0.61
Net change in realized and unrealized (loss) gain (1)	(0.53)	(0.06)
Net increase in net assets resulting from operations (1)	0.12	0.55
Distributions to stockholders (1), (2)	(0.57)	(0.57)
Issuance of common stock	(0.02)	0.02
Net asset value, end of period	$11.15	$12.62
Per share market value, end of period	$10.61	$13.51
Total return *(3)	16.41%	10.30%
Shares outstanding at end of period	49,731,815	41,209,566
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.87%	5.44%
Ratio of debt related expenses to average net assets (5)	7.28%	5.37%
Ratio of total expenses to average net assets (5)	13.15%	10.80%
Ratio of net investment income to average net assets (5)	11.32%	9.69%
Net assets at end of period	$554,669	$519,986
Weighted average debt outstanding	$672,046	$808,594
Weighted average debt per share (1)	$14.32	$20.60
Asset coverage per unit (6)	$1,856	$1,684
Portfolio turnover rate*	7.93%	28.72%

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

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2023 and 2022, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 5.8% and 3.2%, respectively. As of March 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2023 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 186% and 178%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $366.0 million as of March 31, 2023, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of March 31, 2023 and September 30, 2022, Funding I had $151.7 million and $169.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 7.0% and 4.9%, exclusive of the fee on undrawn commitments as of March 31, 2023 and September 30, 2022, respectively. As of March 31, 2023 and September 30, 2022, we had $214.3 million and $196.3 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

During the revolving period, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 236 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2026. The Credit Facility is secured by all of the assets of Funding I. Both we and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2023, we were in compliance with the covenants relating to the Credit Facility.

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

March 31, 2023

(Unaudited)

interest and, if applicable, principal to the Lenders, (2) administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $76.2 million and $97.0 million were outstanding as at March 31, 2023 and September 30, 2022, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both March 31, 2023 and September 30, 2022, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 6.4% and 4.6%, respectively. As of March 31, 2023 and September 30, 2022, the unamortized fees on the 2031 Asset-Backed Debt were $1.6 million and $1.9 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2023 and September 30, 2022, we had $157.9 million and $150.6 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

March 31, 2023

(Unaudited)

unfunded commitments of zero and $28.4 million to PSSL as of March 31, 2023 and September 30, 2022, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

On April 13, 2023 PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO VI, LLC (“CLO VI”) closed a $297.8 million debt securitization in the form of a collateralized loan obligation. PSSL retained all of the subordinated notes in the amount of $51.8 million through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2027 and the Debt is scheduled to mature in April 2035.

On April 18, 2023, Dominion Voting Systems (“Dominion”) and Fox News Network (“Fox News”) agreed to settle the defamation lawsuit filed by Dominion against Fox News. As part of the settlement Fox News agreed to pay Dominion $787.5 million. Dominion is a portfolio company of PFLT, which holds a minority equity interest in the company. While Dominion may retain some of the settlement proceeds for corporate purposes, the company has communicated its intention to distribute a substantial portion of the proceeds, net of estimated taxes and expenses, to its equity holders and PFLT’s portion is estimated to be approximately $4.0 million. The timing and amount of any distribution is uncertain and subject to change.

Guy Talarico resigned as the Company’s Chief Compliance Officer, effective as of the close of business on May 9, 2023. Mr. Talarico’s resignation is not a result of any disagreement with the Company’s operations, policies, practices or accounting matters.

On May 9, 2023, the Company’s Board of Directors appointed Frank Galea as Chief Compliance Officer of the Company, effective as of the close of business on May 9, 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of March 31, 2023, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended March 31, 2023 and 2022 and cash flows for the six-month periods ended March 31, 2023 and 2022, and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 11, 2023

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. for the periods ended March 31, 2023 and 2022, as indicated in our report dated May 11, 2023; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is incorporated by reference in Registration Statement No.333-268813 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

May 11, 2023

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

At-the-Market Offering

On August 20, 2021, we entered into equity distribution agreements (together, the “Prior Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $75 million under an at-the-market offering (the “Prior ATM Program”). On May 5, 2022, we amended the Prior Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Prior Equity Distribution Agreements, as amended, provide that we may offer and sell shares of our Common Stock from time to time through sales agents in amounts and at times to be determined by us. On March 27, 2023, we entered into new equity distribution agreements (together, the "Equity Distribution Agreements") with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Bank, as the sales agents, in connection with the sale of shares of our common stock, par value $0.001 per share (the "Common Stock"), with an aggregate offering price of up to $100 million under an at-the-market offering (the "ATM Program"). The Equity Distribution Agreements, provide that we may offer and sell shares of our Common Stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock.

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of March 31, 2023, our portfolio totaled $1,164.0 million, and consisted of $1,006.7 million of first lien secured debt (including $210.1 million in PSSL), $0.1 million of second lien secured debt and $157.2 million of preferred and common equity (including $51.6 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of March 31, 2023, we had four portfolio companies on non-accrual, representing 2% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of March 31, 2023, the portfolio had net unrealized depreciation of $34.1 million. Our overall portfolio consisted of 130 companies with an average investment size of $9.0 million, had a weighted average yield on debt investments of 11.8%, and was invested 86% in first lien secured debt (including 18% in PSSL), less than 1% in second lien secured debt and 14% in preferred and common equity (including 4% in PSSL). As of March 31, 2023, 99% of the investments held by PSSL were first lien secured debt.

As of September 30, 2022, our portfolio totaled $1,164.3 million and consisted of $1,009.6 million of first lien secured debt (including $190.2 million in PSSL), $0.1million of second lien secured debt and $154.5 million of preferred and common equity (including $49.4 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, the portfolio had net unrealized depreciation of $13.1 million. Our overall portfolio consisted of 125 companies with an average investment size of $9.3 million, had a weighted average yield on debt investments of 10.0%, and was invested 87% in first lien secured debt (including 16% in PSSL), less than 1% in second lien secured debt and 13% in preferred and common equity (including 4% in PSSL). As of September 30, 2022, 99% of the investments held by PSSL were first lien secured debt.

For the three months ended March 31, 2023, we invested $85.4 million in five new and 38 existing portfolio companies with a weighted average yield on debt investments of 12.2%. For the three months ended March 31, 2023 sales and repayments of investments totaled $62.6 million. For the six months ended March 31, 2023, we invested $151.0 million in nine new and 67 existing portfolio companies with a weighted average yield on debt investments of 11.8%. For the six months ended March 31, 2023 sales and repayments of investments totaled $125.6 million.

For the three months ended March 31, 2022, we invested $113.2 million in seven new and 29 existing portfolio companies with a weighted average yield on debt investments of 7.2%. For the three months ended March 31, 2022 sales and repayments of investments totaled $103.9 million. For the six months ended March 31, 2022, we invested $448.4 million in 23 new and 65 existing portfolio companies with a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the six months ended March 31, 2022 totaled $342.2 million.

PennantPark Senior Secured Loan Fund I LLC

As of March 31, 2023, PSSL’s portfolio totaled $771.4 million and consisted of 103 companies with an average investment size of $7.5 million and had a weighted average yield on debt investments of 11.4%. As of September 30, 2022, PSSL’s portfolio totaled $754.7 million, consisted of 95 companies with an average investment size of $8.0 million and had a weighted average yield on debt investments of 9.6%.

For the three months ended March 31, 2023, PSSL invested $31.0 million (including $27.1 million purchased from the Company) in four new and two existing portfolio companies with a weighted average yield on debt investments of 11.5%. Sales and repayments of investments for the three months ended March 31, 2023 totaled $9.2 million. For the six months ended March 31, 2023, PSSL invested $60.6 million (including $45.9 million purchased from the Company) in 11 new and nine existing portfolio companies with a weighted average yield on debt investments of 11.3%. For the six months ended March 31, 2023 sales and repayments of investments totaled $38.0 million.

For the three months ended March 31, 2022, PSSL invested $67.5 million (including $57.7 million purchased from the Company) in nine new and two existing portfolio companies with a weighted average yield on debt investments of 7.2%. For the three months ended March 31, 2022 sales and repayments of investments totaled $5.3 million. For the six months ended March 31, 2022, PSSL invested $197.1 million (including $180.4 million purchased from the Company) in 21 new and eight existing portfolio companies with a weighted average yield on debt investments of 7.8%. For the six months ended March 31, 2022 sales and repayments of investments totaled $55.7 million.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and six months ended March 31, 2023 and 2022, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three and six months ended March 31, 2023, the Credit Facility and the 2023 Notes had a net change in unrealized (depreciation) appreciation of $(1.2) million and $0.9 million, respectively. For the three and six months ended March 31, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $1.2 million, respectively. As of March 31, 2023 and September 30, 2022, the net unrealized depreciation on the Credit Facility as applicable, and the 2023 Notes totaled $3.2 million and $2.3 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

For the three and six months ended March 31, 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.7 million, respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2022, we recorded a provision for taxes on net investment income of $0.1 million and $0.2 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PFLT Investment Holdings, LLC, a second tier wholly-owned subsidiary of the Company), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three and six months ended March 31, 2023, the Company recognized a provision reduction for taxes of $3.7 million and $2.9 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2022 the Company recognized a provision for taxes of $(3.8) million and $(5.3) million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2023 and September 30, 2022, $1.6 million and $4.6 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of March 31, 2023 and September 30, 2022, $0.3 million and zero, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2023, the Company paid zero and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in a $1.2 million prepaid tax asset as of March 31, 2023 included under prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2023 and 2022.

Investment Income

For the three and six months ended March 31, 2023 investment income was $34.6 million and $65.9 million, respectively, which was attributable to $30.6 million and $58.2 million from first lien secured debt and $4.0 million and $7.7 million from other investments, respectively. For the three and six months ended March 31, 2022 investment income was $24.6 million and $51.0 million, respectively, which was attributable to $19.9 million and $42.9 million from first lien secured debt and $4.7 million and $8.1 million from other investments, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the increase in the cost yield of our debt portfolio.

Expenses

For the three and six months ended March 31, 2023, expenses totaled $17.8 million and $35.4 million, respectively and were comprised of; $9.8 million and $19.6 million of debt related interest and expenses, $2.9 million and $5.8 million of base management fee, $4.2 million and $7.6 million of performance-based incentive fee, $0.8 million and $1.7 million of general and administrative expenses and $0.2 million and $0.7 million of taxes. For the three and six months ended March 31, 2022, expenses totaled $13.3 million and $26.9 million and were comprised of; $6.7 million and $13.3 million of debt related interest and expenses, $2.9 million and $5.8 million of base management fee, $2.7 million and $5.9 million of performance-based incentive fee, $0.8 million and $1.6 million of administrative expenses and $0.1 million and $0.2 million of taxes. The increase in expenses compared to the same periods in the prior year was primarily due to the increase in financing costs of our debt liabilities.

Net Investment Income

For the three and six months ended March 31, 2023, net investment income totaled $16.7 million and $30.5 million or $0.35 and $0.65 per share, respectively. For the three and six months ended March 31, 2022, net investment income totaled $11.4 million and $24.1 million or $0.29 and $0.61 per share, respectively. The increase in net investment income was primarily due to an increase in investment income partially offset by an increase in expenses compared to the same period in the prior year.

Net Realized Gains or Losses

For the three and six months ended March 31, 2023, net realized gains (losses) totaled $(7.5) million and $(7.5) million, respectively. For the three and six months ended March 31, 2022, net realized gains (losses) totaled $(15.5) million and $(12.3) million, respectively. The change in net realized gains (losses) compared to the same periods in the prior year was primarily due to changes in the market conditions of our investments and the values at which they were realized .

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and six months ended March 31, 2023, we reported net change in unrealized appreciation (depreciation) on investments of $(4.2) million and $(20.9) million, respectively. For the three and six months ended March 31, 2022, we reported net change in unrealized appreciation (depreciation) on investments of $17.5 million and $14.0 million, respectively. As of March 31, 2023 and September 30, 2022, our net unrealized appreciation (depreciation) on investments totaled $(34.1) million and $(13.1) million, respectively. The net change in unrealized appreciation (depreciation) on our investments compared to the same period in the prior year was primarily due to the operating performance of the portfolio companines with the portfolio and changes in the capital market conditions of our investments.

For the three and six months ended March 31, 2023, our credit facility with Truist (the "Credit Facility") and the 2023 Notes had a net change in unrealized appreciation (depreciation) of $1.2 million and $(0.9) million, respectively. For the three and six months ended March 31, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of $2.4 million and $(1.2) million, respectively. As of March 31, 2023 and September 30, 2022, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled $(3.2) million and $(2.3) million, respectively. The net change in net unrealized appreciation or depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended March 31, 2023, net increase (decrease) in net assets resulting from operations totaled $7.2 million and $5.6 million or $0.15 and $0.12 per share, respectively. For the three and six months ended March 31, 2022, net increase (decrease) in net assets resulting from operations totaled $7.2 million and $21.7 million or $0.18 and $0.55 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2023 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 186% and 178%, respectively.

For the six months ended March 31, 2023 and 2022, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 5.8% and 3.2%, respectively. As of March 31, 2023 and September 30, 2022, we had $214.3 million and $196.3 million of unused borrowing capacity under the Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $366.0 million as of March 31, 2023 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of March 31, 2023 and September 30, 2022, PennantPark Floating Rate Funding I, LLC, our wholly-owned subsidiary, borrowed $151.7 million and $169.7 million under the Credit Facility, respectively and the weighted average interest rate, exclusive of the fee on undrawn commitments, was of 7.0% and 4.9%, respectively.

During the revolving period, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 236 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2026. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2023, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $76.2 million and $97.0 million was outstanding as of March 31, 2023 and September 30, 2022, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both March 31, 2023 and September 30, 2022, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 6.4% and 4.6%, respectively.

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

On August 20, 2021, we entered into equity distribution agreements (together, the “Prior Equity Distribution Agreements”) with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, par value $0.001 per share , with an aggregate offering price of up to $75 million under an at-the-market offering (the “Prior ATM Program”). On May 5, 2022, we amended the Prior Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. The Prior Equity Distribution Agreements, as amended, provide that we may offer and sell shares of our Common Stock from time to time through a sales agent in amounts and at times to be determined by us. On March 27, 2023, we entered into new equity distribution agreements (together, the "Equity Distribution Agreements") with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Bank, as sales agents in connection with the sale of shares of our common stock, par value $0.001 per share (the "Common Stock"), with an aggregate offering price of up to $100 million under an at-the-market offering (the "ATM Program"). The Equity Distribution Agreements, provide that we may offer and sell shares of our Common Stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock.

During the six months ended March 31, 2023, we issued 86,177 shares of our Common Stock under the Prior ATM Program at a weighted-average price of $11.54 per share, raising $1.0 million of gross proceeds. Net proceeds were $1.0 million after commissions to the sales agents on shares sold. No shares have been issued under the current ATM Program. We incurred zero of legal and other offering costs associated with the administration of the Prior ATM Program. On March 27, 2023 the Prior ATM Program was terminated.

Since inception of the Prior ATM Program through March 31, 2023, we have issued 2,659,741 shares of our Common Stock under the Prior ATM Program at a weighted-average price of $13.06, raising $34.7 million of gross proceeds. Net proceeds were $34.2 million after commissions to the Sales Agents on shares sold. We incurred $0.5 million of legal and other offering costs associated with establishing the Prior ATM Program.

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

As of March 31, 2023 and September 30, 2022, we had cash equivalents of $50.2 million and $47.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the six months ended March 31, 2023, our operating activities provided cash of $18.4 million and our financing activities used cash of $16.2 million. Our operating activities provided cash primarily realized from our investment activities and our financing activities used cash primarily due to repayments under our Credit Facility and principal repayment of our 2023 Notes partially offset by proceeds from our equity offering.

For the six months ended March 31, 2022, our operating activities used cash of $102.0 million and our financing activities provided cash of $101.6 million. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily due to the issuance of $85 million of our 2026 Add-on Notes, borrowings under our Credit Facility and proceeds from the issuance of common stock.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2023 and September 30, 2022, PSSL had total assets of $806.0 million and $796.8 million, respectively, and its investment portfolio consisted of debt investments in 103 and 95 portfolio companies, respectively. As of March 31, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $17.9 million and the five largest investments totaled $84.1 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2023 and September 30, 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (zero remaining unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $90.0 million (zero remaining unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2023	September 30, 2022
Total investments	$771,413	$754,722
Weighted average cost yield on income producing investments	11.4%	9.6%
Number of portfolio companies in PSSL	103	95
Largest portfolio company investment	$17,890	$19,250
Total of five largest portfolio company investments	$84,124	$86,872

Below is a listing of PSSL’s individual investments as of March 31, 2023 ($ in thousands):

Issuer Name	Maturity		Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,296.4%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.12%	SOFR+650	2,947	$2,891	$2,903
Ad.net Acquisition, LLC	5/7/2026	Media	11.16%	SOFR+600	8,843	8,756	8,776
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	10.38%	SOFR+600	12,917	12,562	12,401
Altamira Technologies, LLC	7/24/2025	Business Services	10.33%	3M L+600	5,075	4,982	5,075
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	10.55%	3M L+550	5,143	5,089	4,988
Any Hour Services	7/21/2027	Professional Services	10.30%	3M L+525	3,484	3,418	3,388
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	9.46%	1M L+525	1,005	1,005	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+550	2,192	2,192	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.07%	3M L+525	11,041	10,988	10,986
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.91%	3M L+575	8,379	8,286	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	10.45%	SOFR + 575	4,653	4,568	4,560
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.42%	SOFR + 525	4,975	4,883	4,378
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.16%	SOFR + 650	9,000	8,892	8,865
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	10.05%	SOFR + 500	15,211	15,065	14,869
Broder Bros., Co.	12/2/2022	Consumer Products	10.73%	3M L+600	2,380	2,380	2,380
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.16%	3M L+525	449	419	427
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	11.64%	1M L+625	14,124	14,090	13,912
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	13.33%	3M L+850	12,482	12,466	12,482
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.90%	SOFR + 600	9,685	9,513	9,588
CF512, Inc.	8/20/2026	Media	10.96%	3M L+600	4,925	4,851	4,827
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	9.66%	3M L+450	5,528	5,471	5,528
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	11.38%	1M L+675	9,188	9,177	8,913
			(PIK 1.00%)
Connatix Buyer, Inc.	7/13/2027	Media	10.23%	3M L+550	3,835	3,776	3,691
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.91%	3M L+575	2,100	2,075	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	10.91%	3M L+600	14,787	14,545	14,566
DRI Holding Inc.	12/21/2028	Media	10.09%	1M L+525	2,640	2,417	2,347
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	10.89%	1M L+575	14,626	14,562	14,202
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	10.36%	1M L+550	10,226	10,135	10,001
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	12.42%	3M L+750	2,607	2,586	2,583
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	9.45%	3M L+475	4,948	4,948	4,738
EDS Buyer, LLC	1/10/2029	Professional Services	11.15%	SOFR+625	9,000	8,872	8,775
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	10.27%	3M L+550	2,231	2,176	2,172
Exigo Intermediate II, LLC	3/15/2027	Software	10.59%	1M L+575	12,870	12,700	12,613
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	9.91%	3M L+475	10,247	10,191	9,754
Gantech Acquisition Corp.	5/14/2026	IT Services	11.09%	1M L+625	14,488	14,303	13,981
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.23%	3M L+600	3,884	3,870	3,695
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.66%	3M L+575	2,357	2,318	2,333
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.34%	1M L+550	2,392	2,352	2,344
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	3M L+600	4,938	4,856	4,888
HW Holdco, LLC	12/10/2024	Media	9.78%	6M L+500	3,014	2,978	2,968
Icon Partners III, LP	5/11/2028	Automobiles	9.32%	3M L+450	2,316	2,009	1,627
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	11.55%	SOFR+650	9,900	9,705	9,553
Imagine Acquisitionco, LLC	11/15/2027	Software	10.37%	1M L+550	5,337	5,253	5,177
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	11.93%	SOFR+700	16,537	16,354	16,206
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.73%	SOFR+685	6,121	6,002	5,999
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	9.91%	3M L+450	11,112	11,103	10,945
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	11.00%	1M L+575	5,936	5,869	5,877
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR + 550	3,960	3,902	3,881
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.91%	1M L+800	17,890	17,807	17,890
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.16%	3M L+600	16,746	16,398	16,495
Lash OpCo, LLC	2/18/2027	Personal Products	11.84%	3M L+700	14,283	14,030	13,997
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.21%	3M L+625	12,771	12,742	12,592
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.44%	3M L+575	10,544	10,404	10,281
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.33%	SOFR + 665	2,598	2,548	2,546
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,275	4,207	1,304
Magenta Buyer, LLC	7/31/2028	Software	9.58%	1M L+500	3,021	2,847	2,481
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.43%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.43%	1M L+525	4,837	3,649	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.55%	1M L+550	11,647	11,513	11,530
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	3M L+575	7,369	7,268	7,295
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.74%	3M L+600	6,412	6,294	6,275
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.41%	3M L+550	2,384	2,345	2,360
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	10.05%	SOFR+500	5,799	5,790	5,764
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.55%	3M L+500	3,448	3,393	3,303
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	9.82%	1M L+525	10,766	10,607	10,766
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.50%	3M L+650	14,288	14,258	14,145
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.09%	1M L+625	14,523	14,300	14,088
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%		7,700	7,689	5,544
Owl Acquisition, LLC	2/4/2028	Professional Services	10.16%	3M L+575	3,893	3,827	3,795
Ox Two, LLC	5/18/2026	Construction and Building	12.41%	3M L+725	4,900	4,849	4,753
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	9.84%	1M L+500	9,543	9,256	7,634
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.34%	1M L+650	8,196	8,079	7,827
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,572	2,502	2,315

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Pragmatic Institute, LLC	7/6/2028	Education	10.64%	SOFR+575	11,194	11,045	11,026
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.24%	1M L+600	2,818	2,777	2,775
Quantic Electronics, LLC - Unfunded Term Loan (5)	11/19/2026	Aerospace and Defense			1,104	-	(6)
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.83%	SOFR+600	4,950	4,884	4,721
Recteq, LLC	1/29/2026	Leisure Products	11.41%	3M L+625	4,900	4,840	4,704
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	10.31%	3M L+550	12,498	12,336	9,475
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.16%	3M L+600	5,013	$4,971	$4,988
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.26%	3M L+750	5,208	5,180	5,117
Schlesinger Global, Inc.	7/14/2025	Business Services	11.41%	SOFR+700	11,817	11,801	11,551
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.05%	SOFR+605	4,975	4,906	4,851
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	13.66%	1M L+850	14,526	14,266	14,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.33%	3M L+450	11,856	11,729	11,095
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	10.59%	1M L+575	5,614	5,600	5,344
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.61%	SOFR+575	2,941	2,904	2,859
STV Group Incorporated	12/11/2026	Construction and Building	10.16%	3M L+525	9,075	9,018	9,030
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.88%	3M L+475	1,795	1,697	1,732
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.69%	SOFR+600	14,813	14,582	14,590
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	3M L+500	348	334	338
Teneo Holdings LLC	7/18/2025	Business Services	10.16%	3M L+525	2,274	2,272	2,244
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.51%	3M L+600	5,631	5,577	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.30%	1M L+700	1,689	1,665	1,666
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	10.39%	3M L+575	12,809	12,806	12,681
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	10.16%	1M L+550	5,550	5,459	5,433
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.41%	3M L+550	8,699	8,580	8,534
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	10.59%	3M L+600	14,641	14,526	14,421
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.12%	3M L+625	5,468	5,453	5,468
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	10.24%	3M L+550	15,471	15,353	14,032
UBEO, LLC	4/3/2024	Capital Equipment	9.66%	3M L+450	17,300	17,243	17,040
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	10.30%	SOFR+525	4,950	4,864	4,920
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.36%	SOFR+665	6,927	6,792	6,720
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	11.52%	SOFR+635	3,132	3,132	3,132
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.02%	SOFR+625	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (5)	3/31/2027	Wholesale			417	-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.80%	SOFR+575	8,502	8,468	8,290
Zips Car Wash, LLC	3/1/2024	Automobiles	12.14%	3M L+725	16,872	16,715	16,493

Total First Lien Secured Debt						782,491	764,815
Second Lien Secured Debt - 5.0%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	13.66%	3M L+850	3,000	2,972	2,970
Total Second Lien Secured Debt						2,972	2,970
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	320
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	3,309
Total Equity Securities						3,393	3,629
Total Investments - 1,307.6%						788,856	771,413
Cash and Cash Equivalents - 50.8%
BlackRock Federal FD Institutional 30						29,963	29,963
Total Cash and Cash Equivalents						29,963	29,963
Total Investments and Cash Equivalents —1,329.0%						$818,819	$801,376
Liabilities in Excess of Other Assets — (1,229.0)%							(742,381)
Members' Equity—100.0%							$58,995

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

Below is a listing of PSSL’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity		Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,330.4%
Ad.net Acquisition, LLC	5/6/2026	Media	9.67%	3M L+600	8,888	$8,788	$8,821
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	8.22%	SOFR+600	9,975	9,790	9,576
Altamira Technologies, LLC	7/24/2025	Business Services	10.81%	3M L+800	5,225	5,113	5,042
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%	3M L+550	4,883	4,851	4,883
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	9.67%	3M L+550	5,284	5,208	5,284
Any Hour Services	7/21/2027	Professional Services	8.33%	3M L+525	3,510	3,441	3,440
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+625	2,202	2,202	2,191
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	7.86%	3M L+525	11,115	11,050	11,059
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.76%	3M L+575	8,421	8,317	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	8.99%	SOFR + 575	4,677	4,588	4,583
Beta Plus Technologies, Inc.	7/1/2029	Business Services	7.76%	SOFR + 525	5,000	4,903	4,900
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	8.62%	SOFR + 500	15,293	15,102	14,956
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+600	2,417	2,417	2,417
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	9.20%	1M L+662	14,822	14,771	14,674
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	11.31%	3M L+325	12,412	12,385	12,288
			(PIK 11.31%)
Cartessa Aesthetics, LLC	5/13/2028	Distributors	9.55%	SOFR + 600	6,484	6,359	6,386
CF512, Inc.	8/20/2026	Media	9.08%	3M L+600	4,950	4,866	4,876
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	8.17%	3M L+450	5,557	5,487	5,557
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	9.27%	1M L+575	9,271	9,247	8,993
			(PIK 1.00%)
Connatix Buyer, Inc.	7/13/2027	Media	8.42%	3M L+550	3,907	3,842	3,810
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.39%	3M L+575	2,110	2,084	2,089
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	8,655	8,653	8,655
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	7,248	7,246	7,248
Dr. Squatch, LLC	8/31/2027	Personal Products	9.42%	3M L+575	14,862	14,610	14,639
DRI Holding Inc.	12/21/2028	Media	8.37%	1M L+525	1,832	1,680	1,643
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	8.87%	1M L+575	15,179	15,103	14,693
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	8.62%	1M L+550	10,278	10,151	10,031
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	10.62%	3M L+750	2,621	2,598	2,581
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	7.82%	3M L+475	4,974	4,974	4,738
Exigo Intermediate II, LLC	3/15/2027	Software	8.87%	1M L+575	12,935	12,759	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	8.39%	3M L+475	10,300	10,238	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	9.37%	1M L+625	14,638	14,427	14,199
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	8.74%	3M L+600	3,904	3,888	3,728
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.17%	3M L+550	2,369	2,320	2,274
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	1M L+500	2,392	2,347	2,356
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,874	4,863
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,052	3,006	3,014
Icon Partners III, LP	5/11/2028	Automobiles	7.55%	3M L+450	2,327	1,997	1,701
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.20%	SOFR+700	9,950	9,833	9,502
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	1M L+550	5,364	5,261	5,230
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	16,620	16,309	16,454
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	8.42%	3M L+475	11,187	11,168	10,963
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	1M L+550	5,966	5,885	5,906
ITI Holdings, Inc.	3/3/2028	IT Services	8.67%	SOFR + 550	3,980	3,917	3,900
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	19,250	19,103	19,250
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	16,830	16,451	16,494
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,355	14,074	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,578	10,539	10,335
			(PIK 2.00%)
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.04%	3M L+575	10,598	10,428	10,254
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	8.31%	3M L+550	4,331	4,258	3,183
Magenta Buyer, LLC	7/31/2028	Software	7.87%	1M L+475	2,695	2,539	2,425
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	8.19%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (5)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	8.19%	1M L+525	4,837	3,527	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	8.62%	1M L+550	9,900	9,782	9,851
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	8.56%	3M L+575	7,406	7,296	7,332
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+500	5,000	4,902	4,900
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+650	2,396	2,353	2,372
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	8.70%	SOFR+500	5,829	5,817	5,759
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,465	3,405	3,264
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	7.80%	1M L+550	10,820	10,641	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.75%	3M L+500	14,363	14,319	14,111
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	8.40%	SOFR+475	5,060	4,991	5,060
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	9.37%	1M L+625	14,598	14,353	14,160
Output Services Group, Inc.	3/27/2024	Business Services	9.80%	3M L+425	7,682	7,676	5,838
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,990	3,918	3,890
Ox Two, LLC	5/18/2026	Construction and Building	9.81%	3M L+600	4,925	4,866	4,827
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	8.07%	1M L+500	9,593	9,234	7,674
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	9.62%	1M L+650	8,238	8,111	8,032
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	1,562	1,561	1,562
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,580	2,500	2,309
Pragmatic Institute, LLC	7/6/2028	Education	9.30%	SOFR+575	11,250	11,056	11,138
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.41%	1M L+625	4,845	4,755	4,729
Quantic Electronics, LLC - Unfunded Term Loan (5)	11/19/2026	Aerospace and Defense		1M L+625	1,888	-	-
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	1/29/2026	Leisure Products	9.92%	3M L+600	4,925	4,856	4,753
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,564	12,354	11,291

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	9.67%	3M L+600	5,013	$4,960	$4,963
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	8.62%	3M L+550	5,240	5,202	5,187
Schlesinger Global, Inc.	7/14/2025	Business Services	10.27%	SOFR+500	11,847	11,829	11,551
			(PIK 0.50%)
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,716	14,411	14,421
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,917	11,807	11,470
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,647	5,625	5,511
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,956	2,916	2,873
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,011	8,985
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	14,888	14,623	14,649
Teneo Holdings LLC	7/18/2025	Business Services	8.38%	3M L+625	2,786	2,757	2,623
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%	3M L+500	5,659	5,600	5,603
The Bluebird Group LLC	7/27/2026	Professional Services	10.67%	1M L+700	1,707	1,679	1,724
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	8.47%	3M L+525	12,957	12,952	12,859
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	8.62%	1M L+550	5,578	5,479	5,550
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	8.30%	3M L+475	8,744	8,604	8,482
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	8.87%	3M L+550	14,952	14,871	14,578
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	8.76%	3M L+625	5,468	5,450	5,441
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	7.76%	3M L+550	15,550	15,421	14,446
UBEO, LLC	4/3/2024	Capital Equipment	8.17%	3M L+450	17,390	17,305	17,129
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	SOFR+525	4,975	4,880	4,866
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.42%	3M L+575	12,684	12,438	8,473
			(PIK 3.0%)
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	9.45%	SOFR+550	8,546	8,506	8,261
Zips Car Wash, LLC	3/1/2024	Automobiles	10.35%	3M L+725	16,957	16,711	16,533

Total First Lien Secured Debt						767,316	751,627
Second Lien Secured Debt - 5.0%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	12.17%	3M L+850	3,000	2,963	2,955
Total Second Lien Secured Debt						2,963	2,955
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	139
Total Equity Securities						—	139
Total Investments - 1,335.9%						770,280	754,722
Cash and Cash Equivalents - 59.7%
BlackRock Federal FD Institutional 30						33,725	33,705
Total Cash and Cash Equivalents						33,725	33,705
Total Investments and Cash Equivalents —1,329.0%						$804,005	$788,427
Liabilities in Excess of Other Assets — (1,229.0)%							(731,931)
Members' Equity—100.0%							$56,496

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	March 31, 2023
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (cost—$788,856 and $770,280, respectively)	$771,413	$754,722
Cash and cash equivalents (cost—$29,963 and $33,725, respectively)	29,963	33,705
Interest receivable	3,567	3,025
Receivable for investment sold	—	3,637
Prepaid expenses and other assets	1,017	1,722
Total assets	805,960	796,811
Liabilities
Credit facility payable	251,300	259,500
2032 Asset-backed debt, net (par—$246,000)	243,669	243,365
Notes payable to members	240,100	217,350
Payable for investments purchased	—	10,414
Interest payable on notes to members	5,891	4,719
Interest payable on Credit Facility and asset backed debt	5,212	3,817
Accrued expenses	793	1,150
Total liabilities	746,965	740,315
Commitments and contingencies(1)
Members' equity	58,995	56,496
Total liabilities and members' equity	$805,960	$796,811

(1) As of March 31, 2023 and September 30, 2022, PSSL had unfunded commitments to fund investments of $2.1 million and $2.5 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Investment income:
Interest	$21,292	$11,981	$40,908	$22,932
Other income	447	149	557	1,020
Total investment income	21,739	12,130	41,465	23,952
Expenses:
Interest and expense on credit facility and asset-backed debt	9,678	3,673	18,319	6,847
Interest expense on notes to members	7,363	3,640	14,173	7,195
Administrative services expenses	516	300	1,024	600
General and administrative expenses	280	289	580	578
Total expenses	17,837	7,902	34,096	15,220
Net investment income	3,902	4,228	7,369	8,732
Realized and unrealized gain (loss) on investments and credit facility foreign currency translation:
Net realized gain (loss) on:
Investments	(5,886)	(14,584)	(5,945)	(14,932)
Credit facility foreign currency translation	—	—	(10)	—
Net change in unrealized appreciation (depreciation) on:
Investments	3,934	14,760	(1,865)	11,556
Credit facility foreign currency translation	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translations	3,934	14,760	(1,865)	11,556
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translations	(1,952)	176	(7,820)	(3,376)
Net increase (decrease) in members' equity resulting from operations	$1,950	$4,404	$(451)	$5,356
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

During the three and six months ended March 31, 2023, we declared distributions of $0.29 and $0.575 per share for total distributions of $14.0 million and $26.9 million, respectively. For the three and six months ended March 31, 2022, we declared distributions of $0.285 and $0.57 per share for total distributions of $11.3 million and $22.4 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by

Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, however the impact of the adoption is not expected to be material.

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

RECENT DEVELOPMENTS

On April 13, 2023, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO VI, LLC (“CLO VI”) closed a $297.8 million debt securitization in the form of a collateralized loan obligation. PSSL retained all of the subordinated notes in the amount of $51.8 million through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2027 and the Debt is scheduled to mature in April 2035.

On April 18, 2023, Dominion Voting Systems (“Dominion”) and Fox News Network (“Fox News”) agreed to settle the defamation lawsuit filed by Dominion against Fox News. As part of the settlement Fox News agreed to pay Dominion $787.5 million. Dominion is a portfolio company of PFLT, which holds a minority equity interest in the company. While Dominion may retain some of the settlement proceeds for corporate purposes, the company has communicated its intention to distribute a substantial portion of the proceeds, net of estimated taxes and expenses, to its equity holders and PFLT’s portion is estimated to be approximately $4.0 million. The timing and amount of any distribution is uncertain and subject to change.

Guy Talarico resigned as the Company’s Chief Compliance Officer, effective as of the close of business on May 9, 2023. Mr. Talarico’s resignation is not a result of any disagreement with the Company’s operations, policies, practices or accounting matters.

On May 9, 2023, the Company’s Board of Directors appointed Frank Galea as Chief Compliance Officer of the Company, effective as of the close of business on May 9, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, our debt portfolio consisted of 100.0% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(6,841)	$(0.14)
Up 1%	6,841	0.14
Up 2%	13,682	0.28
Up 3%	20,524	0.41
Up 4%	27,379	0.55

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

Item 4. Controls and Procedures

As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, a material weakness was previously identified in connection with our internal control over financial reporting relating to procedures ensuring the timely transmission of portfolio company financial information to our independent valuation service providers. We have taken steps to remediate this material weakness, which steps have included (i) enhancing existing controls to ensure the timely transmission of all relevant portfolio company financial information to our independent service providers and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended March 31, 2023 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 11, 2023	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)