Form 10-Q
period 2023-06-30
PennantPark Floating Rate Capital Ltd.
filed 2023-08-09
CIK 1504619

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)r

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 9, 2023 was 58,734,702.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2023	September 30, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $816,166 and $882,570, respectively)	$814,608	$893,249
Controlled, affiliated investments (amortized cost— $324,267 and $294,787, respectively)	290,657	271,005
Total investments (cost— $1,140,433 and $1,177,357, respectively)	1,105,265	1,164,254
Cash and cash equivalents (cost— $59,092 and $47,916, respectively)	59,092	47,880
Interest receivable	10,005	7,543
Receivable for investments sold	7,352	3,441
Distributions receivable	692	—
Prepaid expenses and other assets	817	748
Total assets	1,183,223	1,223,866
Liabilities
Distributions payable	5,499	4,308
Credit Facility payable, at fair value (cost— $64,400 and $169,654, respectively) (See Notes 5 and 10)	63,917	167,563
2023 Notes payable, at fair value (par—$76,219 and $97,006, respectively) (See Notes 5 and 10)	79,260	96,812
2026 Notes payable, net (par—$185,000) (See Notes 5 and 10)	182,860	182,276
2031 Asset-Backed Debt, net (par—$228,000) (See Notes 5 and 10)	226,601	226,128
Interest payable on debt	6,138	8,163
Base management fee payable (See Note 3)	2,840	3,027
Incentive fee payable (See Note 3)	4,625	3,164
Deferred tax liability	1,640	4,568
Accounts payable and accrued expenses	1,416	765
Total liabilities	574,796	696,774
Commitments and contingencies (See Note 11)
Net assets
Common stock, 55,537,299 and 45,345,638 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	56	45
Paid-in capital in excess of par value	730,528	618,028
Accumulated deficit	(122,157)	(90,981)
Total net assets	$608,427	$527,092
Total liabilities and net assets	$1,183,223	$1,223,866
Net asset value per share	$10.96	$11.62

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled, non-affiliated investments:
Interest	$21,988	$16,701	$65,440	$49,753
Dividend	4,390	577	5,602	1,731
Other income	734	285	1,460	3,795
From non-controlled, affiliated investments:
Interest	—	—	—	112
Other income	—	—	—	—
From controlled, affiliated investments:
Interest	8,151	4,228	22,701	10,633
Dividend	2,450	3,938	8,400	10,675
Total investment income	37,713	25,729	103,603	76,699
Expenses:
Base management fee (See Note 3)	2,840	3,062	8,643	8,904
Performance-based incentive fee (See Note 3)	4,625	2,576	12,245	8,461
Interest and expenses on debt (See Note 10)	9,985	7,369	29,595	20,713
Administrative services expenses (See Note 3)	477	144	764	431
General and administrative expenses	1,134	655	2,545	1,964
Expenses before provision for taxes	19,061	13,806	53,792	40,473
Provision for taxes on net investment income	150	100	834	300
Total expenses	19,211	13,906	54,626	40,773
Net investment income	18,502	11,823	48,977	35,926
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(6,065)	701	(13,520)	10,694
Non-controlled and controlled, affiliated investments	—	—	—	(22,315)
Provision for taxes on realized gain on investments	—	—	(300)	—
Net realized gain (loss) on investments	(6,065)	701	(13,820)	(11,621)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	3,051	(11,204)	(12,204)	(12,243)
Controlled and non-controlled, affiliated investments	(4,143)	(6,431)	(9,825)	8,597
Provision for taxes on unrealized appreciation (depreciation) on investments	—	—	2,929	(5,340)
Debt (appreciation) depreciation (See Note 5 and 10)	(5,752)	26	(4,842)	1,273
Net change in unrealized appreciation (depreciation) on investments and debt	(6,844)	(17,609)	(23,942)	(7,713)
Net realized and unrealized gain (loss) from investments and debt	(12,909)	(16,908)	(37,762)	(19,334)
Net increase (decrease) in net assets resulting from operations	$5,593	$(5,085)	$11,215	$16,592
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.11	$(0.12)	$0.23	$0.42
Net investment income per common share	$0.36	$0.29	$1.02	$0.90

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets from operations:
Net investment income	$18,502	$11,823	$48,977	$35,926
Net realized gain (loss) on investments	(6,065)	701	(13,520)	(11,621)
Net change in unrealized appreciation (depreciation) on investments	(1,092)	(17,635)	(22,029)	(3,646)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	—	—	2,929	(5,340)
Net provision for taxes on realized gain on investments	—	—	(300)	—
Net change in unrealized depreciation on debt	(5,752)	26	(4,842)	1,273
Net increase (decrease) in net assets resulting from operations	5,593	(5,085)	11,215	16,592
Distributions to stockholders:
Distribution of net investment income	(15,445)	(11,780)	(42,390)	(34,141)
Total distributions to stockholders	(15,445)	(11,780)	(42,390)	(34,141)
Capital transactions
Public offering (See Note 1)	64,060	1,820	113,215	32,336
Offering costs	(450)	(28)	(705)	(485)
Net increase in net assets resulting from capital transactions	63,610	1,792	112,510	31,851
Net increase (decrease) in net assets	53,758	(15,073)	81,335	14,301
Net assets:
Beginning of period	554,669	519,986	527,092	490,611
End of period	$608,427	$504,913	$608,427	$504,913
Capital share activity:
Shares issued from public offering	5,805,484	136,072	10,191,661	2,464,910

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,215	$16,593
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	22,029	3,645
Net change in unrealized (appreciation) depreciation on debt	4,842	(1,273)
Net realized (gain) loss on investments	13,520	11,621
Net accretion of discount and amortization of premium	(3,741)	(2,920)
Purchases of investments	(231,001)	(553,106)
Payment-in-kind interest	(471)	(1,203)
Proceeds from dispositions of investments	258,075	397,184
Accretion (amortization) of deferred financing costs	1,056	385
(Increase) Decrease in:
Interest receivable	(2,462)	(1,913)
Distribution receivable	(692)	—
Receivable for investments sold	(3,911)	27,357
Prepaid expenses and other assets	(69)	(10,127)
Increase or (Decrease) in:
Payable for investments purchased	—	(3,746)
Interest payable on debt	(2,025)	(955)
Base management fee payable	(187)	355
Incentive fee payable	1,461	1,952
Deferred tax liability	(2,928)	5,340
Account payable and accrued expenses	651	(768)
Net cash provided by (used in) operating activities	65,362	(111,579)
Cash flows from financing activities:
Proceeds from public offering	113,214	32,336
Offering costs	(705)	(485)
Distributions paid to stockholders	(41,200)	(33,904)
Repayment of 2023 notes payable (See Notes 5 and 10)	(20,787)	(20,787)
Proceeds from 2026 notes issuance (See Notes 5 and 10)	—	84,333
Borrowings under Credit Facility (See Notes 5 and 10)	65,000	147,254
Repayments under Credit Facility (See Notes 5 and 10)	(169,709)	(107,000)
Net cash provided by (used in) financing activities	(54,187)	101,747
Net increase (decrease) in cash and cash equivalents	11,175	(9,832)
Effect of exchange rate changes on cash	37	622
Cash and cash equivalents, beginning of period	47,880	49,826
Cash and cash equivalents, end of period	$59,092	$40,616
Supplemental disclosures:
Interest paid	$30,564	$20,610
Taxes paid	$530	$2,557
Non-cash exchanges and conversions	$3,393	$50,352

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—133.9% (3), (4)
First Lien Secured Debt—116.7%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.79%	3M L+660	1,524	$1,502	$1,508
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/22/2028	Commercial Services & Supplies	—	—	528	—	3
A1 Garage Merger Sub, LLC LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	(7)
Ad.net Acquisition, LLC	05/07/2026	Media	11.50%	3M L+600	4,900	4,855	4,863
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	11.50%	3M L+600	871	871	865
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—	—	373	—	(3)
Altamira Technologies, LLC	07/24/2025	IT Services	10.70%	3M L+600	4,441	4,415	4,441
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	IT Services	10.89%	3M L+600	575	575	575
Altamira Technologies, LLC (Revolver) (7), (9)	07/24/2025	IT Services	—	—	1,581	—	—
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	11.64%	3M L+625	13,995	13,882	13,715
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	10.89%	3M L+550	13,982	13,938	13,632
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	05/23/2024	Media	11.89%	3M L+650	2,240	2,205	2,206
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7), (9)	05/23/2024	Media	—	—	2,869	—	(72)
Any Hour Services	07/21/2027	Energy Equipment and Services	10.90%	3M L+525	6,411	6,342	6,235
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—	—	1,147	—	(32)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	10.52%	1M L+525	6,160	6,129	6,129
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	10.75%	1M L+550	294	294	293
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	10.50%	1M L+525	12,826	12,782	12,761
Apex Service Partners, LLC (Revolver) (7), (9)	07/31/2025	Diversified Consumer Services	—	—	1,845	—	(9)
API Holding III Corp.	05/11/2026	Electronic Equipment, Instruments, and Components	9.75%	1M L+425	5,760	5,744	3,936
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.13%	3M L+575	8,133	8,030	7,971
Applied Technical Services, LLC (Unfunded Term Loan)	04/21/2023	Commercial Services & Supplies	—	—	197	—	(2)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	12.94%	3M L+475	1,082	1,082	1,060
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—	—	191	—	(4)
Arcfield Acquisition Corp. (Revolver) (9)	03/07/2028	Aerospace and Defense	—	—	887	—	(9)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	10.99%	1M L+575	4,963	4,871	4,541
BioDerm, Inc. (Revolver) (9)	01/31/2028	Healthcare Equipment and Supplies	—	—	1,071	—	(16)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	11.47%	3M L+625	632	629	616
Blackhawk Industrial Distribution, Inc. (7),(9)	09/17/2026	Distributors	—	—	2,624	—	(52)
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	2,744	—	(69)
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	11.16%	3M L+600	3,346	3,346	3,346
By Light Professional IT Services, LLC	05/16/2024	High Tech Industries	12.30%	3M L+688	25,955	25,851	25,501
By Light Professional IT Services, LLC (Revolver) (7)(9)	05/16/2024	High Tech Industries	0.00%	—	3,507	—	(61)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	13.91%	3M L+850	976	975	976
			(PIK 9.50%)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	11.24%	1M L+600	13,109	12,901	13,044
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	11.24%	1M L+600	511	511	508
Cartessa Aesthetics, LLC (Revolver) (7)(9)	06/14/2028	Distributors	—		927	—	(5)
CF512, Inc.	08/20/2026	Media	11.47%	3M L+600	5,995	5,939	5,935
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—	—	955	—	(10)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	10.00%	3M L+450	1,569	1,565	1,569
Challenger Performance Optimization, Inc. (Revolver) (7)	08/31/2023	Business Services	11.85%	3M L+675	22	22	21
Challenger Performance Optimization, Inc. (Revolver) (7), (9)	08/31/2023	Business Services	—	—	690	—	(24)
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.78%	3M L+525	7,976	7,954	7,976
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	10.79%	3M L+525	984	984	984
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	422	—	—
Connatix Buyer, Inc.	07/13/2027	Media	10.65%	3M L+550	3,825	3,769	3,672
Connatix Buyer, Inc. (7), (9)	07/14/2023	Media	—	—	2,105	—	(63)
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—	—	1,234	—	(49)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.75%	3M L+575	884	872	876
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	10.75%	3M L+575	179	179	178
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—	—	157	—	(2)
Dr. Squatch, LLC	08/31/2027	Personal Products	11.09%	3M L+600	4,394	4,335	4,351
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—	—	3,353	—	(34)
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.63%	3M L+640	16,444	16,305	16,000
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	1,426	—	(39)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	11.75%	3M L+650	3,454	3,403	3,395
ECL Entertainment, LLC	05/01/2028	Hotels, Restaurants and Leisure	12.72%	1M L+750	3,659	3,628	3,668
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	10.20%	1M L+500	4,909	4,909	4,909
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000	—	—
EDS Buyer, LLC - Unfunded Term Loan	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	6,750	—	(84)
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,025	—	(51)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	14.50%	3M L+900	7,147	7,144	5,288
ETE Intermediate II, LLC - Revolver	05/25/2029	Diversified Consumer Services	11.69%	3M L+650	552	552	536
ETE Intermediate II, LLC (Revolver) (9)	05/25/2029	Diversified Consumer Services	—	—	1,104	—	(33)
Exigo Intermediate II, LLC (9)	03/15/2024	Software	—	—	2,758	—	(34)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(14)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.09%	3M L+710	4,615	$4,530	$4,523
Five Star Buyer, Inc. - DDTL B Unfunded	02/23/2028	Hotels, Restaurants and Leisure	—	—	837	-	(17)
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	-	(15)
Gantech Acquisition Corp.	05/14/2026	IT Services	11.50%	1M L+625	21,644	21,359	20,887
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	IT Services	11.50%	1M L+625	3,733	3,733	3,603
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.76%	3M L+650	3,288	3,258	3,115
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.99%	3M L+550	499	494	494
Graffiti Buyer, Inc. (7), (9)	08/10/2023	Trading Companies & Distributors	—	—	570	—	—
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	11.30%	3M L+575	334	334	331
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	531	—	(5)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.74%	3M L+550	4,172	4,108	4,089
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.70%	3M L+550	335	335	328
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	415	—	(8)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	3M L+600	4,925	4,844	4,876
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	(18)
HPA SPQ Merger Sub, Inc.	06/15/2029	Professional Services	11.52%	3M L+625	3,758	3,683	3,683
HPA SPQ Merger Sub, Inc. - Unfunded Term Loan	06/15/2029	Professional Services	—	—	1,146	—	—
HPA SPQ Merger Sub, Inc (Revolver) (7), (9)	06/15/2029	Professional Services	—	—	860	—	—
HW Holdco, LLC	12/10/2024	Media	10.99%	1M L+585	9,000	8,967	8,865
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,452	—	(22)
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	12.13%	3M L+700	5,680	5,579	5,680
IDC Infusion Services, Inc. (Revolver) (9)	12/30/2026	Healthcare Equipment and Supplies	—	—	4,167	—	—
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	11.17%	3M L+600	4,439	4,364	4,373
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(25)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(30)
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.50%	3M L+715	14,866	14,685	14,717
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.98%	3M L+685	1,751	1,751	1,751
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Commercial Services & Supplies	—	—	1,477	—	—
Infinity Home Services Holdco, Inc. (Revolver)	12/28/2028	Commercial Services & Supplies	14.00%	3M L+575	65	65	65
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,227	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.70%	3M L+550	3,186	3,145	3,186
Infolinks Media Buyco, LLC (9)	11/01/2023	Media	—	—	387	—	4
Integrative Nutrition, LLC	09/29/2023	Consumer Services	12.39%	3M L+700	15,485	15,476	14,711
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	11.41%	SOFR+550	15,705	15,608	15,548
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	11.92%	3M L+560	553	553	539
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	112	—	(3)
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.72%	3M L+761	13,267	13,002	13,002
Inventus Power, Inc. (Revolver) (7), (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	—
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.39%	3M L+600	17,297	17,029	17,037
Kinetic Purchaser, LLC - (Revolver)	11/10/2026	Personal Products	11.39%	3M L+600	3,091	3,091	3,045
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	343	—	(5)
Lash OpCo, LLC	02/18/2027	Personal Products	12.13%	1M L+700	10,431	10,279	10,274
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.17%	1M L+700	1,272	1,272	1,253
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—		648	—	(10)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.68%	1M L+625	7,563	7,554	7,464
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	10.70%	1M L+565	1,721	1,721	1,698
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.64%	3M L+625	3,719	3,678	3,644
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	789	—	(16)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.45%	1M L+575	22,601	22,316	22,262
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	(37)
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Construction & Engineering	—	—	2,824	—	(14)
LJ Avalon Holdings, LLC (Revolver) (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	(23)
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	12.26%	3M L+700	19,311	18,928	18,925
Loving Tan Intermediate II, Inc. (Revolver)(7)(9)	05/31/2028	Personal Products	—	—	3,384	—	(68)
Lucky Bucks, LLC (6)	07/20/2027	Hotels, Restaurants and Leisure	0.00%	—	4,489	4,210	1,194
Lucky Bucks, LLC - DIP	10/20/2023	Hotels, Restaurants and Leisure	15.15%	3M L+1000	115	102	101
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.84%	1M L+550	3,684	3,566	3,453
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.89%	3M L+550	8,750	8,628	8,662
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	2,435	—	(24)
MBS Holdings, Inc. (Revolver)	04/16/2027	Internet Software and Services	10.93%	3M L+575	185	185	183
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	972	—	(10)
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	10.84%	3M L+600	2,046	2,007	2,002
MDI Buyer, inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	11.00%	3M L+600	361	361	353
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	412	—	(5)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.89%	3M L+550	1,983	1,965	1,944
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,103	—	(11)
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	(95)
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(34)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	10.29%	SOFR +500	3,589	3,571	3,560
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	707	—	(3)
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	1,325	—	(11)
Municipal Emergency Services, Inc.	10/01/2027	Distributors	10.86%	3M L+550	1,184	1,145	1,142
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distributors	—	—	387	—	(14)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	(44)
Municipal Emergency Services, Inc. (Revolver) (7)	10/01/2027	Distributors	10.89%	3M L+615	568	568	548
Municipal Emergency Services, Inc. (Revolver) (7), (9)	10/01/2027	Distributors	—	—	379	—	(13)
Neptune Flood Incorporated - Revolver Unfunded	05/09/2029	Insurance	—		541	—	(8)
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(17)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.44%	3M L+625	8,538	$8,413	$8,538
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	10.84%	3M L+525	4,913	4,837	4,667
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	(43)
Output Services Group, Inc. (6)	06/27/2026	Business Services	0.00%	—	4,904	4,469	1,226
Owl Acquisition, LLC	02/04/2028	Professional Services	10.80%	3M L+575	3,893	3,793	3,815
Ox Two, LLC	05/18/2026	Construction and Building	12.75%	1M L+725	22,736	22,495	22,282
Ox Two, LLC (Revolver) (7)	05/18/2026	Construction and Building	12.76%	1M L+725	1,581	1,581	1,549
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	1,806	—	(36)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Diversified Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	12.20%	3M L+650	5,562	5,485	5,062
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(206)
PlayPower, Inc.	05/08/2026	Leisure Products	10.57%	1M L+550	3,411	3,394	3,189
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—	—	2,290	—	(11)
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	11.01%	3M L+575	305	305	301
Pragmatic Institute, LLC (Revolver) (9)	07/06/2028	Professional Services	—	—	1,221	—	(18)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.22%	1M L+600	6,664	6,589	6,564
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	783	—	(4)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	11.30%	1M L+600	670	670	660
Questex, LLC	09/09/2024	Media: Diversified and Production	10.51%	3M L+500	7,069	7,036	7,033
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	1,197	—	(6)
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	525	—	—
Recteq, LLC	01/29/2026	Leisure Products	12.39%	3M L+700	1,466	1,450	1,408
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(52)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	10.80%	3M L+550	17,007	16,902	11,995
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	10.11%	3M L+575	7,960	7,918	7,816
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.19%	3M L+500	91	91	89
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	818	—	(15)
Riverside Assessments, LLC	03/10/2025	Professional Services	11.14%	3M L+625	15,238	15,095	15,010
Sales Benchmark Index LLC	01/03/2025	Professional Services	11.44%	3M L+600	2,596	2,578	2,583
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	(6)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.77%	1M L+750	3,467	3,451	3,416
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.77%	1M L+750	437	437	431
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	642	—	(10)
Schlesinger Global, Inc.	07/14/2025	Professional Services	12.20%	SOFR + 700	14,515	14,445	13,970
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	12.20%	1M L+700	1,494	1,494	1,438
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	377	—	(14)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.09%	3M L+575	1,925	1,899	1,877
Sigma Defense Systems, LLC	12/18/2025	IT Services	13.87%	3M L+850	10,757	10,580	10,569
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	13.89%	3M L+850	1,966	1,966	1,931
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—		655	—	(11)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	11.89%	1M L+650	9,870	9,842	9,870
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,747	—	—
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.66%	1M L+450	2,444	2,444	2,247
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	10.01%	1M L+450	1,509	1,508	1,387
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	108	—	(9)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	10.90%	3M L+575	4,657	4,645	4,611
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	1,665	—	(17)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	10.87%	SOFR + 575	2,067	2,041	2,011
Spendmend Holdings LLC - Unfunded Term Loan	03/01/2024	Healthcare Technology	—	—	1,707	—	(33)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	11.14%	3M L+575	357	357	347
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	(14)
STV Group Incorporated	12/11/2026	Construction & Engineering	10.45%	1M L+525	4,752	4,722	4,728
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.24%	SOFR+600	18,420	18,141	18,070
System Planning and Analysis, Inc. (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.05%	3M L+600	2,224	2,224	2,181
System Planning and Analysis, Inc. (Revolver) (9) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,965	—	(56)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	10.45%	1M L+525	5,748	5,692	5,734
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.86%	3M L+600	5,435	5,383	5,327
The Bluebird Group LLC	07/28/2026	Professional Services	12.64%	3M L+700	2,379	2,339	2,360
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	(7)
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	10.44%	1M L+550	2,143	2,110	2,104
The Vertex Companies, LLC (7), (9)	08/30/2027	Construction & Engineering	—	—	573	—	(5)
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	10.90%	1M L+550	305	305	300
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	606	—	(11)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	10.68%	3M L+550	4,825	4,803	4,787
TVC Enterprises, LLC	03/26/2026	Commercial Services & Supplies	10.95%	1M L+600	24,144	23,859	23,782
TVC Enterprises, LLC (Revolver) (7), (9)	03/26/2026	Commercial Services & Supplies	—	—	661	—	(10)
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.65%	1M L+625	5,468	5,415	5,468
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.54%	1M L+550	11,928	11,797	11,022
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,040	—	(81)
UBEO, LLC	04/03/2024	Capital Equipment	9.95%	3M L+490	17,733	17,700	17,290
UBEO, LLC (Revolver)	04/03/2024	Capital Equipment	12.00%	3M L+375	235	234	229
UBEO, LLC (Revolver) (9)	04/03/2024	Capital Equipment	—	—	2,699	—	(70)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Walker Edison Furniture, LLC - Term Loan	03/31/2027	Wholesale	12.02%		3M L+635	3,363	$3,363	$3,363
Walker Edison Furniture Company, LLC - Funded Junior Revolver	03/31/2027	Wholesale	11.52%		3M L+635	1,667	1,666	1,667
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Wholesale	—		—	333	—	—
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	11.14%		3M L+575	7,666	7,592	7,493
Wildcat Buyerco, Inc. (Revolver) (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	534	—	(12)
Zips Car Wash, LLC	03/01/2024	Automobiles	12.45%		3M L+725	13,326	13,257	13,027
Total First Lien Secured Debt							734,151	709,802
Second Lien Secured Debt—0.0%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	0.00%	(6)	—	1,120	965	-
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.32%		3M L+1,000	150	148	149
Total Second Lien Secured Debt							1,113	149
Preferred Equity— 2.1% (6)
Ad.net Holdings, Inc. (7)	—	Media	—		—	6,720	672	787
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	2,018	2,689
Cartessa Aesthetics, LLC (Preferred) (8)	—	Distributors	—		—	1,437,500	1,438	1,889
Gauge Lash Coinvest LLC (Preferred)	—	Personal Products	—		—	108,546	586	1,319
Gauge Schlesinger Coinvest LLC (Preferred Equity)	—	Professional Services	—		—	64	64	42
Imagine Topco, LP	—	Software	8.00%		—	1,236,027	1,236	1,218
Mars Intermediate Holdings II, Inc. (7)	—	Media	—		—	835	835	1,081
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—		—	733	733	895
ORL Holdco, Inc. (7)	—	Consumer Finance	—		—	1,327	133	67
PL Acquisitionco, LLC (Preferred Equity)	—	Textiles, Apparel and Luxury Goods	—		—	61	61	62
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%		—	1,323	1,323	2,095
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—		—	409	409	583
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—		—	37	35	42
UniTek Global Services, Inc. -	—	Telecommunications	20.00%		—	343,861	344	161
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%		—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%		—	1,047,317	670	—
Total Preferred Equity							11,006	12,930
Common Equity/Warrants— 15.1% (6)
A1 Garage Equity, LLC (8)	—	Commercial Services & Supplies	—		—	647,943	648	652
Ad.net Holdings, Inc. (7)	—	Media	—		—	7,467	75	6
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Goods: Durable	—		—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—		—	805,164	805	1,085
AG Investco LP (7), (8), (9)	—	Software	—		—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—		—	1,437,500	1,437	1,439
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	—	28
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—		—	4,678	5,000	4,286
BioDerm Holdings, LP	—	Healthcare Equipment and Supplies	—		—	1,313	1,313	1,482
Burgess Point Holdings, LP	—	Auto Components	—		—	100	100	108
By Light Investco LP (7), (8)	—	High Tech Industries	—		—	22,789	888	11,976
Connatix Parent, LLC (7)	—	Media	—		—	38,278	421	280
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—		—	130	120	184
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—		—	615,484	602	1,234
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—		—	389,386	—	—
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—		—	20	251	443
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—		—	1,125,000	1,125	942
Exigo, LLC	—	Software	—		—	541,667	542	600
Express Wash Topco, LLC	—	Automobiles	—		—	20,000	100	27
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—		—	21,665	727	2,545
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—		—	7,566	—	—
Five Star Parent Holdings, LLC	—	Hotels, Restaurants and Leisure	—		—	655,714	656	721
Gauge ETE Blocker, LLC	—	Diversified Consumer Services	—		—	589,363	589	589
Gauge Lash Coinvest LLC (7)	—	Personal Products	—		—	1,485,953	227	6,734
Gauge Loving Tan, LP	—	Personal Products	—		—	2,481,781	2,482	2,482
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—		—	465	476	305
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—		—	391,144	—	1,734
GCOM InvestCo LP (7),(8)	—	IT Services	—		—	19,184	3,342	2,605
Go Dawgs Capital III, LP	—	Building Products	—		—	324,675	325	799
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—		—	450,000	448	361
HPA SPQ Aggregator LP	—	Professional Services	—		—	750,399	750	750
HV Watterson Holdings, LLC	—	Professional Services	—		—	100,000	100	85
Icon Partners V C, L.P.	—	Internet Software and Services	—		—	1,863,863	1,864	1,794
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—		—	636,137	—	(24)
IIN Group Holdings, LLC	—	Consumer Services	—		—	1,000	1,000	—
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—		—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—		—	1,218,045	1,218	1,467
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—		—	5,811	573	713
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—		—	116,032	1,160	1,219
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—		—	46,763	117	818

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Kentucky Racing Holdco, LLC (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	883
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,502
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	1,111
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,359
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,638
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	275
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,077	1,199
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	805	—
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	1,829
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,448	54
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	250
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,659	3,556
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	711
OHCP V BC COI, L.P. (8) (9)	—	Distributors	—	—	506,250	—	(22)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	—
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	8,902
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	865
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	54
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	611	414
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	304
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	443
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	30
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,050
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646	649
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	277
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	1,126
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	221
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	38	38	1,375
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	161	187
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	525	664
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	219,056	206	444
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	146,550	—	—
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—	—	21,527	21	126
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	374	542
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	777
Walker Edison Holdco LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	2,437
WCP IvyRehab QP CF Feeder, LP(8)	—	Healthcare Providers and Services	—	—	3,715,012	3,753	4,322
WCP IvyRehab QP CF Feeder, LP (8), (9)	—	Healthcare Providers and Services	—	—	284,988	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	704
Total Common Equity/Warrants						69,896	91,727
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						816,166	814,608
Investments in Controlled, Affiliated Portfolio Companies—47.8% (3), (4)
First Lien Secured Debt—39.5%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.43%	3M L+525	3,582	3,582	3,582
			(PIK 5.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.43%	3M L+525	26,771	20,559	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	13.24%	3M L+800	210,088	210,088	210,088
Total First Lien Secured Debt						234,229	240,441
Equity Interests—8.3%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	2,275
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	90,038	90,038	47,941
Total Equity Interests						90,038	50,216
Total Investments in Controlled, Affiliated Portfolio Companies						324,267	290,657
Total Investments—181.7%						1,140,433	1,105,265
Cash and Cash Equivalents—9.7%
Money Market - BlackRock Federal FD Institutional 30						43,994	43,994
Non-Money Market Cash						15,098	15,098
Total Cash and Cash Equivalents						59,092	59,092
Total Investments and Cash Equivalents—191.4%						$1,199,525	$1,164,357
Liabilities in Excess of Other Assets—(91.4)%							(555,930)
Net Assets—100.0%							$608,427
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2023, qualifying assets represent 77% of our total assets and non-qualifying assets represent 23% of our total assets.

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

June 30, 2023

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

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of June 30, 2023, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

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

June 30, 2023

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2023, we had three portfolio companies on non-accrual, representing 1% and zero of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and nine months ended June 30, 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.8 million, respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2022, we recorded a provision for taxes on net investment income of $0.1 million and $0.3 million, respectively, pertaining to federal excise tax.

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

For the three and nine months ended June 30, 2023, the Company recognized a provision reduction for taxes of zero and $2.9 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2022 the Company recognized a provision for taxes of zero and $(5.3) million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2023 and September 30, 2022, $1.6 million and $4.6 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of June 30, 2023 and September 30, 2022, $0.3 million and zero, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2023, the Company paid $0.5 million and $0.5 million, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in a $1.2 million prepaid tax asset as of June 30, 2023 included under prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities.

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

On August 20, 2021, we entered into equity distribution agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering of up to $75 million under an at-the-market offering (“ATM Program”). The equity distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the equity distribution agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the equity distribution agreements and entered into new equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents in connection with the sale of shares of our common stock, with an aggregate offering of up to $100 million under an ATM Program. The equity distribution agreements, provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three months ended June 30, 2023, we issued 5,805,484 shares of common stock through the ATM Program at an average price of $11.03 per share, raising $64.1 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. In connection with the share issuance, we expensed $0.5 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

During the nine months ended June 30, 2023, we issued 5,891,661 shares of common stock through the ATM Program at an average price of $11.04 per share, raising $65.1 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV.

(e) Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2023 the Investment Adviser earned a base management fee of $2.8 million and $8.6 million respectively, from us. For the three and nine months ended June 30, 2022 the Investment Adviser earned a base management fee of $3.1 million and $8.9 million respectively, from us.

Incentive Fee

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2023, the Investment Adviser earned $4.6 million and $12.2 million, respectively, in incentive fees on net investment income from us. For three and nine months ended June 30, 2022, the Investment Adviser earned $2.6 million and $8.5 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended June 30, 2023 and 2022, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2023 and 2022, was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2023, we recorded administrative expenses of approximately $0.5 million and $0.8 million, respectively, including expenses the Administrator incurred for services described above. For the three and nine months ended June 30, 2022, we recorded adminstrative expenses of approximately $0.1 million and $0.4 million, respectively, including expenses the Administrator incurred for services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2023 and 2022.

For the three and nine months ended June 30, 2023, we sold $75.3 million and $121.2 million in investments to PSSL at fair value, respectively, and recognized $(0.2) million and $(0.2) million of net realized losses, respectively. For the three and nine months ended June 30, 2022, we sold $16.8 million and $197.2 million in investments to PSSL at fair value, respectively, and recognized $(0.1) million and $(0.6) million of net realized losses, respectively.

For the three and nine months ended June 30, 2023 and 2022, we sold no investments to PTSF.

4. INVESTMENTS

For the three and nine months ended June 30, 2023 purchases of investments, including PIK interest totaled $80.3 million and $231.5 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $105.1 million and $554.3 million, respectively. For the three and nine months ended June 30, 2023 sales and repayments of investments totaled $132.4 million and $258.1 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $55.0 million and $397.2 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	June 30, 2023		September 30, 2022
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$758,292	$740,156	$838,842	$819,461
First lien in PSSL	210,088	210,088	190,181	190,181
Second lien	1,113	149	1,113	147
Equity	80,903	106,931	65,715	105,031
Equity interests in PSSL	90,038	47,941	81,506	49,434
Total investments	1,140,434	1,105,265	1,177,357	1,164,254
Cash and cash equivalents	59,092	59,092	47,917	47,880
Total investments and cash and cash equivalents	$1,199,526	$1,164,357	$1,225,274	$1,212,134

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	June 30, 2023 (1)	September 30, 2022 (1)
Media	8%	7
Personal Products	8	7
Professional Services	7	9
IT Services	7	6
Commercial Services & Supplies	6	5
Media: Diversified and Production	5	5
Aerospace and Defense	5	4
High Tech Industries	4	5
Capital Equipment	4	4
Healthcare Technology	4	4
Diversified Consumer Services	3	4
Electronic Equipment, Instruments, and Components	3	3
Healthcare Providers and Services	3	3
Construction and Building	3	3
Insurance	3	2
Consumer Services	3	2
Distributors	2	2
Chemicals, Plastics and Rubber	2	2
Healthcare Equipment and Supplies	2	2
Business Services	2	3
Automobiles	2	1
Diversified Financial Services	1	2
Hotels, Restaurants and Leisure	1	1
Energy Equipment and Services	1	1
Financial Services	1	1
Textiles, Apparel and Luxury Goods	1	1
Leisure Products	1	1
Construction & Engineering	1	—
Air Freight and Logistics	1	1
Banking, Finance, Insurance & Real Estate	1	1
Food Products	1	1
Wholesale	1	1
Media: Broadcasting and Subscription	—	2
Building Products	—	1
All Other	3	3
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2023 and September 30, 2022, PSSL had total assets of $848.4 million and $796.8 million, respectively, and its investment portfolio consisted of debt investments in 105 and 95 portfolio companies, respectively. As of June 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $17.7 million and the five largest investments totaled $83.7 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2023 and September 30, 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (zero remaining unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $90.0 million (zero remaining unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

June 30, 2023

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

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO VI, LLC, a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt is scheduled to mature in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Subordinated Notes CLO VI, LLC

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2023	September 30, 2022
Total investments	$805,217	$754,722
Weighted average cost yield on income producing investments	12.0%	9.6%
Number of portfolio companies in PSSL	105	95
Largest portfolio company investment	$17,697	$19,250
Total of five largest portfolio company investments	$83,746	$86,872

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

Below is a listing of PSSL’s individual investments as of June 30, 2023 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,464.6%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+650	$2,940	$2,885	$2,910
Ad.net Acquisition, LLC	5/7/2026	Media	11.50%	SOFR+600	8,820	8,739	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.07%	SOFR+600	12,885	12,548	12,370
Altamira Technologies, LLC	7/24/2025	Business Services	10.70%	SOFR+600	4,841	4,758	4,841
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	10.89%	SOFR+550	5,072	5,030	4,945
Anteriad Holdings Inc (fka MeritDirect) March 2023 Lot	5/23/2024	Media: Advertising, Printing & Publishing	11.89%	SOFR+650	4,938	4,857	4,863
Any Hour Services	7/21/2027	Professional Services	10.77%	SOFR+525	7,529	7,359	7,322
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	997
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	10.75%	SOFR+550	2,187	2,187	2,176
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.50%	SOFR+525	11,013	10,966	10,958
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.14%	SOFR+575	9,409	9,301	9,221
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	11.07%	SOFR+575	4,641	4,559	4,595
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.99%	SOFR+525	4,963	4,873	4,541
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.67%	SOFR+650	9,000	8,894	8,865
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	11.64%	SOFR+500	15,171	14,963	14,792
Broder Bros., Co.	12/2/2022	Consumer Products	11.16%	SOFR+600	2,364	2,364	2,364
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.45%	SOFR+525	448	418	424
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	12.30%	SOFR+625	13,973	13,947	13,728
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	13.91%	SOFR+850	3,994	3,991	3,994
			(PIK 2.00%)			-
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.24%	SOFR+600	9,661	9,528	9,612
CF512, Inc.	8/20/2026	Media	11.50%	SOFR+600	6,838	6,733	6,769
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.00%	SOFR+450	5,513	5,463	5,513
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	12.01%	SOFR+675	9,147	9,142	8,827
			(PIK 1.00%)			-
Connatix Buyer, Inc.	7/13/2027	Media	10.65%	SOFR+550	3,825	3,769	3,672
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.41%	SOFR+575	2,094	2,071	2,073
Dr. Squatch, LLC	8/31/2027	Personal Products	11.09%	SOFR+600	14,750	14,518	14,602
DRI Holding Inc.	12/21/2028	Media	10.45%	SOFR+525	2,634	2,418	2,357
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.63%	SOFR+575	14,586	14,527	14,193
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.75%	SOFR+550	10,933	10,847	10,747
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	12.72%	SOFR+750	7,588	7,567	7,607
EDS Buyer, LLC	1/10/2029	Professional Services	11.49%	SOFR+625	8,978	8,851	8,753
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	10.83%	SOFR+550	2,225	2,190	2,128
Exigo Intermediate II, LLC	3/15/2027	Software	10.95%	SOFR+575	12,708	12,524	12,453
ETE Intermediate II, LLC - Term Loan	5/29/2029	Diversified Consumer Services	11.69%	SOFR+650	12,404	12,160	12,031
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.25%	SOFR+475	10,221	10,167	9,940
Gantech Acquisition Corp.	5/14/2026	IT Services	11.50%	SOFR+625	14,413	14,241	13,909
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.76%	SOFR+600	3,746	3,733	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	11.04%	SOFR+575	2,351	2,317	2,327
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.70%	SOFR+550	2,250	2,214	2,205
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	SOFR+600	4,925	4,847	4,876
HW Holdco, LLC	12/10/2024	Media	10.93%	SOFR+500	3,014	2,983	2,968
Icon Partners III, LP	5/11/2028	Automobiles	9.77%	SOFR+450	2,310	2,016	1,528
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	11.89%	SOFR+650	9,875	9,685	9,875
Imagine Acquisitionco, LLC	11/15/2027	Software	10.67%	SOFR+550	9,272	9,085	9,040
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	12.51%	SOFR+700	16,537	16,309	16,371
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.09%	SOFR+685	6,106	5,990	6,106
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	12.39%	SOFR+450	11,079	11,075	10,525
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	11.41%	SOFR+575	5,921	5,860	5,862
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+550	3,950	3,894	3,851
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.20%	SOFR+800	17,697	17,643	17,697
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.39%	SOFR+600	16,704	16,372	16,453
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+700	14,246	14,008	14,033
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.64%	SOFR+625	15,168	15,113	14,971
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.50%	SOFR+575	12,087	11,924	11,905
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.51%	SOFR+665	2,592	2,542	2,540
Loving Tan Intermediate II, Inc.	5/28/2028	Consumer Products	12.26%	SOFR+700	7,500	7,352	7,350
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,194
Lucky Bucks. LLC - OpCo DIP Loans	10/20/2023	Hotel, Gaming and Leisure	15.15%	SOFR+1000	115	102	101
Magenta Buyer, LLC	7/31/2028	Software	10.03%	SOFR+500	3,014	2,845	2,259
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.43%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.43%	SOFR+525	4,837	3,715	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.89%	SOFR+550	11,617	11,494	11,501
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.00%	SOFR+575	7,350	7,255	7,277
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.13%	SOFR+600	6,396	6,283	6,260

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.89%	SOFR+550	$2,378	$2,340	$2,330
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	10.39%	SOFR+500	5,794	5,787	5,748
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.89%	SOFR+500	3,439	3,387	3,318
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.44%	SOFR+525	10,738	10,590	10,631
Neptune Flood Incorporated - Term Loan	5/9/2029	Insurance	11.57%	SOFR+650	5,235	5,158	5,157
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.70%	SOFR+650	14,250	14,227	14,179
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.24%	SOFR+625	15,895	15,620	15,895
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	10.84%	SOFR+525	2,228	2,207	2,117
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,729	7,689	1,932
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,830	3,815
Ox Two, LLC	5/18/2026	Construction and Building	12.75%	SOFR+725	4,345	4,303	4,258
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.64%	SOFR+640	11,503	11,282	11,273
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.48%	SOFR+500	9,518	9,268	7,638
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.20%	SOFR+650	7,499	7,396	6,824
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+550	2,565	2,500	2,399
Pragmatic Institute, LLC	7/6/2028	Education	11.01%	SOFR+575	11,166	11,022	10,998
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.24%	SOFR+600	2,811	2,775	2,768
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/2026	Aerospace and Defense			1,104	-	(6)
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.94%	SOFR+575	1,032	1,032	1,032
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.39%	SOFR+600	4,938	4,874	4,728
Recteq, LLC	1/29/2026	Leisure Products	12.39%	SOFR+625	4,888	4,833	4,692
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	10.80%	SOFR+550	12,647	12,329	8,791
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.44%	SOFR+600	9,522	9,465	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.77%	SOFR+750	5,211	5,187	5,133
Schlesinger Global, Inc.	7/14/2025	Business Services	12.20%	SOFR+700	11,810	11,796	11,368
			(PIK 0.50%)			-
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.09%	SOFR+605	4,963	4,895	4,838
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	13.87%	SOFR+850	14,432	14,193	14,179
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.65%	SOFR+450	11,826	11,734	10,873
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	10.90%	SOFR+575	4,582	4,574	4,536
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.86%	SOFR+575	4,122	4,055	4,011
STV Group Incorporated	12/11/2026	Construction and Building	10.45%	SOFR+525	9,075	9,021	9,030
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.24%	SOFR+475	1,791	1,697	1,782
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.24%	SOFR+600	14,775	14,561	14,494
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.41%	SOFR+500	347	333	336
Teneo Holdings LLC	7/18/2025	Business Services	10.45%	SOFR+525	2,268	2,266	2,263
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.86%	SOFR+600	5,616	5,570	5,504
The Bluebird Group LLC	7/27/2026	Professional Services	12.64%	SOFR+700	5,427	5,355	5,383
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	10.45%	SOFR+550	5,536	5,450	5,436
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.76%	SOFR+550	8,677	8,569	8,608
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	10.95%	SOFR+600	14,604	14,492	14,385
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.65%	SOFR+625	5,468	5,455	5,468
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	10.54%	SOFR+550	14,670	14,562	13,555
UBEO, LLC	4/3/2024	Capital Equipment	9.95%	SOFR+450	17,204	17,162	16,774
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.36%	SOFR+665	6,910	6,783	6,768
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.02%	SOFR+635	3,331	3,331	3,331
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.44%	SOFR+625	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333	-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	11.14%	SOFR+575	10,592	10,511	10,354
Zips Car Wash, LLC	3/1/2024	Automobiles	12.45%	SOFR+725	16,830	16,714	16,452

Total First Lien Secured Debt						823,714	802,474
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	306
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	2,437
Total Equity Securities						3,393	2,743
Total Investments - 1,469.6%						827,107	805,217
Cash and Cash Equivalents - 69.3%
BlackRock Federal FD Institutional 30						37,943	37,943
Total Cash and Cash Equivalents						37,943	37,943
Total Investments and Cash Equivalents —1,329.0%						$865,050	$843,161
Liabilities in Excess of Other Assets — (1,229.0)%							(788,371)
Members' Equity—100.0%							$54,790
cash a

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L”, Secured Overnight Financing Rate or "SOFR", or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities arpennante subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSSL’s accounting policy.
(3)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2022 (Par and $ in thousands)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,330.4%
Ad.net Acquisition, LLC	5/6/2026	Media	9.67%	3M L+600	$8,888	$8,788	$8,821
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	8.22%	SOFR+600	9,975	9,790	9,576
Altamira Technologies, LLC	7/24/2025	Business Services	10.81%	3M L+800	5,225	5,113	5,042
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%	3M L+550	4,883	4,851	4,883
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	9.67%	3M L+550	5,284	5,208	5,284
Any Hour Services	7/21/2027	Professional Services	8.33%	3M L+525	3,510	3,441	3,440
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+625	2,202	2,202	2,191
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	7.86%	3M L+525	11,115	11,050	11,059
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.76%	3M L+575	8,421	8,317	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	8.99%	SOFR + 575	4,677	4,588	4,583
Beta Plus Technologies, Inc.	7/1/2029	Business Services	7.76%	SOFR + 525	5,000	4,903	4,900
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	8.62%	SOFR + 500	15,293	15,102	14,956
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+600	2,417	2,417	2,417
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	9.20%	1M L+662	14,822	14,771	14,674
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	11.31%	3M L+325	12,412	12,385	12,288
			(PIK 11.31%)				-
Cartessa Aesthetics, LLC	5/13/2028	Distributors	9.55%	SOFR + 600	6,484	6,359	6,386
CF512, Inc.	8/20/2026	Media	9.08%	3M L+600	4,950	4,866	4,876
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	8.17%	3M L+450	5,557	5,487	5,557
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	9.27%	1M L+575	9,271	9,247	8,993
			(PIK 1.00%)				-
Connatix Buyer, Inc.	7/13/2027	Media	8.42%	3M L+550	3,907	3,842	3,810
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.39%	3M L+575	2,110	2,084	2,089
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	8,655	8,653	8,655
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	7,248	7,246	7,248
Dr. Squatch, LLC	8/31/2027	Personal Products	9.42%	3M L+575	14,862	14,610	14,639
DRI Holding Inc.	12/21/2028	Media	8.37%	1M L+525	1,832	1,680	1,643
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	8.87%	1M L+575	15,179	15,103	14,693
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	8.62%	1M L+550	10,278	10,151	10,031
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	10.62%	3M L+750	2,621	2,598	2,581
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	7.82%	3M L+475	4,974	4,974	4,738
Exigo Intermediate II, LLC	3/15/2027	Software	8.87%	1M L+575	12,935	12,759	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	8.39%	3M L+475	10,300	10,238	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	9.37%	1M L+625	14,638	14,427	14,199
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	8.74%	3M L+600	3,904	3,888	3,728
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.17%	3M L+550	2,369	2,320	2,274
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	1M L+500	2,392	2,347	2,356
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,874	4,863
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,052	3,006	3,014
Icon Partners III, LP	5/11/2028	Automobiles	7.55%	3M L+450	2,327	1,997	1,701
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.20%	SOFR+700	9,950	9,833	9,502
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	1M L+550	5,364	5,261	5,230
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	16,620	16,309	16,454
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	8.42%	3M L+475	11,187	11,168	10,963
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	1M L+550	5,966	5,885	5,906
ITI Holdings, Inc.	3/3/2028	IT Services	8.67%	SOFR + 550	3,980	3,917	3,900
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	19,250	19,103	19,250
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	16,830	16,451	16,494
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,355	14,074	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,578	10,539	10,335
			(PIK 2.00%)				-
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.04%	3M L+575	10,598	10,428	10,254
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	8.31%	3M L+550	4,331	4,258	3,183
Magenta Buyer, LLC	7/31/2028	Software	7.87%	1M L+475	2,695	2,539	2,425
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	8.19%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	8.19%	1M L+525	4,837	3,527	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	8.62%	1M L+550	9,900	9,782	9,851
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	8.56%	3M L+575	7,406	7,296	7,332
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+500	5,000	4,902	4,900
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+650	2,396	2,353	2,372
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	8.70%	SOFR+500	5,829	5,817	5,759
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,465	3,405	3,264
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	7.80%	1M L+550	10,820	10,641	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.75%	3M L+500	14,363	14,319	14,111
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	8.40%	SOFR+475	5,060	4,991	5,060
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	9.37%	1M L+625	14,598	14,353	14,160
Output Services Group, Inc.	3/27/2024	Business Services	9.80%	3M L+425	7,682	7,676	5,838
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,990	3,918	3,890
Ox Two, LLC	5/18/2026	Construction and Building	9.81%	3M L+600	4,925	4,866	4,827
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	8.07%	1M L+500	9,593	9,234	7,674
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	9.62%	1M L+650	8,238	8,111	8,032
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	1,562	1,561	1,562
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,580	2,500	2,309
Pragmatic Institute, LLC	7/6/2028	Education	9.30%	SOFR+575	11,250	11,056	11,138
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.41%	1M L+625	4,845	4,755	4,729
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/2026	Aerospace and Defense			1,888	-	-
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	1/29/2026	Leisure Products	9.92%	3M L+600	4,925	4,856	4,753
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,564	12,354	11,291

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	9.67%	3M L+600	$5,013	$4,960	$4,963
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	8.62%	3M L+550	5,240	5,202	5,187
Schlesinger Global, Inc.	7/14/2025	Business Services	10.27%	SOFR+500	11,847	11,829	11,551
			(PIK 0.50%)				-
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,716	14,411	14,421
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,917	11,807	11,470
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,647	5,625	5,511
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,956	2,916	2,873
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,011	8,985
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	14,888	14,623	14,649
Teneo Holdings LLC	7/18/2025	Business Services	8.38%	3M L+625	2,786	2,757	2,623
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%	3M L+500	5,659	5,600	5,603
The Bluebird Group LLC	7/27/2026	Professional Services	10.67%	1M L+700	1,707	1,679	1,724
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	8.47%	3M L+525	12,957	12,952	12,859
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	8.62%	1M L+550	5,578	5,479	5,550
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	8.30%	3M L+475	8,744	8,604	8,482
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	8.87%	3M L+550	14,952	14,871	14,578
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	8.76%	3M L+625	5,468	5,450	5,441
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	7.76%	3M L+550	15,550	15,421	14,446
UBEO, LLC	4/3/2024	Capital Equipment	8.17%	3M L+450	17,390	17,305	17,129
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	SOFR+525	4,975	4,880	4,866
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.42%	3M L+575	12,684	12,438	8,473
			(PIK 3.0%)				-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	9.45%	SOFR+550	8,546	8,506	8,261
Zips Car Wash, LLC	3/1/2024	Automobiles	10.35%	3M L+725	16,957	16,711	16,536

Total First Lien Secured Debt						767,316	751,628
Second Lien Secured Debt - 5.2%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	12.17%	3M L+850	3,000	2,963	2,955
Total Second Lien Secured Debt						2,963	2,955
Equity Securities - 0.3%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	139
Total Equity Securities						—	139
Total Investments - 1,335.9%						770,280	754,722
Cash and Cash Equivalents - 59.7%
BlackRock Federal FD Institutional 30						33,725	33,705
Total Cash and Cash Equivalents						33,725	33,705
Total Investments and Cash Equivalents —1,395.6%						$804,005	$788,427
Liabilities in Excess of Other Assets — (1,295.6)%							(731,931)
Members' Equity—100.0%							$56,496

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	June 30, 2023
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (amortized cost—$827,107 and $770,280, respectively)	$805,217	$754,722
Cash and cash equivalents (cost—$37,943 and $33,725, respectively)	37,943	33,705
Interest receivable	4,556	3,025
Receivable for investment sold	—	3,637
Prepaid expenses and other assets	724	1,722
Total assets	848,440	796,811
Liabilities
Credit facility payable	41,300	259,500
2032 Asset-backed debt, net (par—$246,000)	243,821	243,365
2035 Asset-backed debt, net (par—$246,000)	243,370	—
Notes payable to members	240,100	217,350
Payable for investments purchased	8,950	10,414
Interest payable on notes to members	6,363	4,719
Interest payable on Credit facility and asset backed debt	9,000	3,817
Accrued expenses	746	1,150
Total liabilities	793,650	740,315
Commitments and contingencies(1)
Members' equity	54,790	56,496
Total liabilities and members' equity	$848,440	$796,811

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

(1)
As of June 30, 2023 and September 30, 2022, PSSL had unfunded commitments to fund investments of $2.0 million and $2.5 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Investment income:
Interest	$23,373	$13,535	$64,282	$36,467
Other income	373	65	930	1,084
Total investment income	23,746	13,600	65,212	37,551
Expenses:
Interest and expense on credit facility and asset-backed debt	12,094	4,667	30,413	11,514
Interest expense on notes to members	7,986	4,510	22,159	11,704
Administration fees	529	300	1,553	900
General and administrative expenses	193	289	773	867
Total expenses	20,802	9,766	54,898	24,985
Net investment income	2,944	3,834	10,314	12,566
Realized and unrealized gain (loss) on investments and credit facility foreign currency translation:
Net realized gain (loss) on:
Investments	93	(24)	(5,852)	(14,956)
Credit facility foreign currency translation	—	—	(10)	—
Net change in unrealized appreciation (depreciation) on:
Investments	(4,442)	(5,232)	(6,308)	6,325
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translation	(4,442)	(5,232)	(6,308)	6,325
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translation	(4,349)	(5,256)	(12,170)	(8,631)
Net increase (decrease) in members' equity resulting from operations	$(1,405)	$(1,422)	$(1,856)	$3,935

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

June 30, 2023

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at June 30, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$52,268	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	897,976	Market Comparable	Market yield	8.8% - 18.5% (11.6%)
Second lien	149	Market Comparable	Market yield	14.2%
Equity	97,211	Enterprise Market Value	EBITDA multiple	.3x - 18.8x (11.9x)
Equity	818	Enterprise Market Value	DLOM(2)	21.7%
Total Level 3 investments	$1,048,422
Debt Category
Long-Term Credit Facility	$63,917	Market Comparable	Market Yield	2.5%

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

June 30, 2023

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility or Prior Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at June 30, 2023
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$950,244	$—	$—	$950,244	$—
Second lien	149	—	—	149	—
Equity	154,872	—	—	98,029	56,843
Total investments	1,105,265	—	—	1,048,422	56,843
Cash and cash equivalents	43,994	43,994	—	—	—
Total investments and cash and cash equivalents	$1,149,259	$43,994	$—	$1,048,422	$56,843
Credit Facility payable	$63,917	$—	$—	$63,917	$—
2023 Notes payable	79,260	79,260	—	—	—
2026 Notes payable (2)	182,860	—	182,860	—	—
2031 Asset-Backed Debt(2)	226,601	—	—	226,601	—
Total debt	$552,638	$79,260	$182,860	$290,518	$—

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

($ in thousands):

	Nine Months Ended June 30,2023
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$1,009,642	$95,285	$1,104,927
Net realized gain (loss)	(16,268)	2,203	(14,065)
Net change in unrealized depreciation	1,245	(12,296)	(11,051)
Purchases, PIK interest, net discount accretion and non-cash exchanges	208,709	17,977	226,686
Sales, repayments and non-cash exchanges	(253,084)	(4,991)	(258,075)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$950,244	$98,178	$1,048,422
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(13,491)	$(9,234)	$(22,725)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

	Nine Months Ended June 30,2022
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

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Nine months ended June 30,
Long-Term Credit Facility	2023	2022
Beginning Balance (cost – $169,654 and $219,400, respectively)	$167,563	$218,852
Net change in unrealized (depreciation) appreciation included in earnings	1,607	(5,663)
Borrowings	65,000	147,254
Repayments	(169,709)	(107,000)
Net realized (gain) loss	(544)	—
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $64,400 and $259,277, respectively)	$63,917	$253,443

As of June 30, 2023, we did not have any outstanding non-U.S. dollar borrowings on our Credit Facility.

As of September 30, 2022 we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	$6,430	10/1/22	$(824)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2023 and 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and the 2031 Asset-Backed Debt.

For the three and nine months ended June 30, 2023, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of $(5.8) million and $(4.8) million, respectively. For the three and nine months ended June 30, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $(0.1) million and $(1.3) million, respectively. As of June 30, 2023 and September 30, 2022, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled $2.6 million and $(1.5) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2022	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2023	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$31,389	$1,041	$—	$198	$32,628	$3,312	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	239,614	28,438	—	(10,023)	258,029	19,389	8,400	—
Total Controlled Affiliates	$271,003	$29,479	$—	$(9,825)	$290,657	$22,701	$8,400	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator for net increase in net assets resulting from operations	$5,593	$(5,085)	$11,215	$16,592
Denominator for basic and diluted weighted average shares	50,799,353	41,334,234	48,220,835	39,940,832
Basic and diluted net increase in net assets per share resulting from operations	$0.11	$(0.12)	$0.23	$0.42

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2023 and September 30, 2022, cash and cash equivalents in the amounts of $59.1 million of which $44.0 million consisted of money market funds and $47.9 million of money market funds at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Nine Months Ended June 30,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$11.62	$12.62
Net investment income (1)	1.02	0.90
Net change in realized and unrealized (loss) gain (1)	(0.79)	(0.48)
Net increase in net assets resulting from operations (1)	0.23	0.42
Distributions to stockholders (1), (2)	(0.87)	(0.86)
Accretive (Dilutive) effect of common stock issuance	(0.02)	0.03
Net asset value, end of period	$10.96	$12.21
Per share market value, end of period	$10.65	$11.48
Total return *(3)	20.17%	(4.08%)
Shares outstanding at end of period	55,537,299	41,345,638
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	6.04%	5.33%
Ratio of debt related expenses to average net assets (5)	7.20%	5.50%
Ratio of total expenses to average net assets** (5)	13.24%	10.83%
Ratio of net investment income to average net assets** (5)	11.73%	9.54%
Net assets at end of period	$608,427	$504,913
Weighted average debt outstanding	$649,677	$762,376
Weighted average debt per share (1)	$13.47	$19.09
Asset coverage per unit (6)	$2,097	$1,656
Portfolio turnover rate*	17.67%	33.07%

* Not annualized for periods less than one year.

** Re-occuring investment income and expenses included in these ratios are annualized for periods less than one year

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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2023 and 2022, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 6.1% and 3.7%, respectively. As of June 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2023 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 210% and 178%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders, was $366.0 million as of June 30, 2023, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of June 30, 2023 and September 30, 2022, Funding I had $64.4 million and $169.7 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 7.5% and 4.9%, exclusive of the fee on undrawn commitments as of June 30, 2023 and September 30, 2022, respectively. As of June 30, 2023 and September 30, 2022, we had $301.6 million and $196.3 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2023, we were in compliance with the covenants relating to the Credit Facility.

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

June 30, 2023

(Unaudited)

interest and, if applicable, principal to the Lenders, (2) administrative expenses and (3) claims of other unsecured creditors of Funding I. The Investment Adviser has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager.

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $76.2 million and $97.0 million were outstanding as of June 30, 2023 and September 30, 2022, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, in November 2017

The 2023 Notes pay interest at a rate of 4.3% per year. As a result of the downgrade of the 2023 Notes from “ilA+” to “ilA-” in March 2020, the interest rate of the 2023 Notes was increased to 4.3% from 3.8%. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both June 30, 2023 and September 30, 2022, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 6.8% and 4.6%, respectively. As of June 30, 2023 and September 30, 2022, the unamortized fees on the 2031 Asset-Backed Debt were $1.4 million and $1.9 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2023 and September 30, 2022, we had $150.3 million and $150.6 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of zero and $28.4 million to PSSL as of June 30, 2023 and September 30, 2022, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

June 30, 2023

(Unaudited)

Subsequent to June 30, 2023, we issued 3,197,403 shares of common stock through the ATM Program that were sold prior to the quarter end at an average price of $11.01 per share, raising $35.2 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV.

On July 31, 2023, the Credit Facility's commitment was increased by $20 million due to the inclusion of a new lender to the facility. The additional commitment increases the Credit Facility's total commitment amount to $386 million.

Report of Independent Registered Public Accounting Firma

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of June 30, 2023, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended June 30, 2023 and 2022 and cash flows for the nine-month periods ended June, 2023 and 2022, and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 9, 2023

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. for the periods ended June 30, 2023 and 2022, as indicated in our report dated August 9, 2023; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, is incorporated by reference in Registration Statement No.333-268813 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 9, 2023

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of June 30, 2023, our portfolio totaled $1,105.3 million, and consisted of $950.2 million of first lien secured debt (including $210.1 million in PSSL), $0.1 million of second lien secured debt and $154.9 million of preferred and common equity (including $47.9 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of June 30, 2023, we had three portfolio companies on non-accrual, representing 1% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of June 30, 2023, the portfolio had net unrealized depreciation of $35.2 million. Our overall portfolio consisted of 130 companies with an average investment size of $8.5 million and had a weighted average yield on debt investments of 12.4%, and was invested 86% in first lien secured debt (including 19% in PSSL), less than 1% in second lien secured debt and 14% in preferred and common equity (including 4% in PSSL). As of June 30, 2023, 99% of the investments held by PSSL were first lien secured debt.

As of September 30, 2022, our portfolio totaled $1,164.3 million and consisted of $1,009.6 million of first lien secured debt (including $190.2 million in PSSL), $0.1 million of second lien secured debt and $154.5 million of preferred and common equity (including $49.4 million in PSSL). Our debt portfolio consisted of 100% variable-rate investments. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, the portfolio had net unrealized depreciation of $13.1 million. Our overall portfolio consisted of 125 companies with an average investment size of $9.3 million, had a weighted average yield on debt investments of 10.0%, and was invested 87% in first lien secured debt (including 16% in PSSL), less than 1% in second lien secured debt and 13% in preferred and common equity (including 4% in PSSL). As of September 30, 2022, 99% of the investments held by PSSL were first lien secured debt.

For the three months ended June 30, 2023, we invested $80.0 million in four new and 40 existing portfolio companies at a weighted average yield on debt investments of 12.5%. For the three months ended June 30, 2023, sales and repayments of investments totaled $132.4 million, including $75.3 million of sales to PSSL. For the nine months ended June 30, 2023, we invested $231.0 million in 13 new and 63 existing portfolio companies at a weighted average yield on debt investments of 12.1%. For the nine months ended June 30, 2023 sales and repayments of investments totaled $258.1 million, including $121.2 million of sales to PSSL.

For the three months ended June 30, 2022, we invested $104.8 million in six new and 39 existing portfolio companies at a weighted average yield on debt investments of 8.1%. For the three months ended June 30, 2022 sales and repayments of investments totaled $55.0 million, including $16.8 million of sales to PSSL. For the nine months ended June 30, 2022, we invested $553.1 million in 29 new and 53 existing portfolio companies at a weighted average yield on debt investments of 7.7%. Sales and repayments of investments for the nine months ended June 30, 2022 totaled $397.2 million, including $225.2 million of sales to PSSL.

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2023, PSSL’s portfolio totaled $805.2 million and consisted of 105 companies with an average investment size of $7.7 million and at a weighted average yield on debt investments of 12.0%. As of September 30, 2022, PSSL’s portfolio totaled $754.7 million, consisted of 95 companies with an average investment size of $8.0 million and at a weighted average yield on debt investments of 9.6%.

For the three months ended June 30, 2023, PSSL invested $77.8 million (including $75.3 million purchased from the Company) in six new and 15 existing portfolio companies at a weighted average yield on debt investments of 12.1%. Sales and repayments of investments for the three months ended June 30, 2023 totaled $40.8 million. For the nine months ended June 30, 2023, PSSL invested $138.3 million (including $121.2 million purchased from the Company) in 17 new and 22 existing portfolio companies at a weighted average yield on debt investments of 11.8%. For the nine months ended June 30, 2023 sales and repayments of investments totaled $78.8 million.

For the three months ended June 30, 2022, PSSL invested $31.5 million (including $16.8 million purchased from the Company) in four new and seven existing portfolio companies at a weighted average yield on debt investments of 8.8%. For the three months ended June 30, 2022 sales and repayments of investments totaled $13.5 million. For the nine months ended June 30, 2022, PSSL invested $228.6 million (including $225.2 million purchased from the Company) in 25 new and 12 existing portfolio companies at a weighted average yield on debt investments of 7.9%. For the nine months ended June 30, 2022, sales and repayments of investments totaled $69.2 million.

At-the-Market Offering

On August 20, 2021, we entered into equity distribution agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering of up to $75 million under an at-the-market offering (“ATM Program”). The equity distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the equity distribution agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the equity distribution agreements and entered into new equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents in connection with the sale of shares of our common stock, with an aggregate offering of up to $100 million under an ATM Program. The equity distribution agreements, provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

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

r

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and nine months ended June 30, 2023 and 2022, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three and nine months ended June 30, 2023, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of $(5.8) million and $(4.8) million, respectively. For the three and nine months ended June 30, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of $(0.1) million and $(1.3) million, respectively. As of June 30, 2023 and September 30, 2022, the net unrealized appreciation (depreciation) on the Credit Facility as applicable, and the 2023 Notes totaled $2.6 million and $(1.5) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes trade on the TASE and we use the closing price on the exchange to determine the fair value.

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

For the three and nine months ended June 30, 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.8 million, respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2022, we recorded a provision for taxes on net investment income of $0.1 million and $0.3 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PFLT Investment Holdings, LLC, a second tier wholly-owned subsidiary of the Company), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three and nine months ended June 30, 2023, the Company recognized a provision reduction for taxes of zero and $2.9 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2022 the Company recognized a provision for taxes of zero and $(5.3) million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2023 and September 30, 2022, $1.6 million and $4.6 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of June 30, 2023 and September 30, 2022, $0.3 million and zero, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2023, the Company paid $0.5 million and $0.5 million, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in a $1.2 million prepaid tax asset as of June 30, 2023 included under prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2023 and 2022.

Investment Income

For the three and nine months ended June 30, 2023, investment income was $37.7 million and $103.6 million, respectively, which was attributable to $30.4 million and $88.6 million from first lien secured debt and $7.3 million and $15.0 million from other investments, respectively. For the three and nine months ended June 30, 2022, investment income was $25.7 million and $76.7 million, respectively, which was attributable to $21.1 million and $64.0 million from first lien secured debt and $4.6 million and $12.7 million from other investments, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the increase in the cost yield of our debt portfolio and a dividend related to our equity investment in Dominion Voting Systems.

Expenses

For the three and nine months ended June 30, 2023, expenses totaled $19.2 million and $54.6 million, respectively and were comprised of: $10.0 million and $29.6 million of debt related interest and expenses, $2.8 million and $8.6 million of base management fees, $4.6 million and $12.2 million of performance-based incentive fees, $1.6 million and $3.3 million of general and administrative expenses and $0.2 million and $0.8 million of taxes. For the three and nine months ended June 30, 2022, expenses totaled $13.9 million and $40.8 million, respectively, and were comprised of: $7.4 and $20.7 million of debt related interest and expenses, $3.1 million and $8.9 million of base management fees, $2.6 million and $8.5 million of performance-based incentive fees, $0.8 million and $2.4 million of administrative expenses and $0.1 million and $0.3 million of taxes. The increase in expenses compared to the same periods in the prior year was primarily due to the increase in financing costs of our debt liabilities and an increase in performance-based incentive fees as a result of higher pre-incentive fee net investment income.

Net Investment Income

For the three and nine months ended June 30, 2023, net investment income totaled $18.5 million and $49.0 million or $0.36 and $1.02 per share, respectively. For the three and nine months ended June 30, 2022, net investment income totaled $11.8 million and $35.9 million, or $0.29 and $0.90 per share, respectively. The increase in net investment income was primarily due to an increase in investment income partially offset by an increase in expenses compared to the same period in the prior year.

Net Realized Gains or Losses

For the three and nine months ended June 30, 2023, net realized gains (losses) totaled $(6.1) million and $(13.8) million, respectively. For the three and nine months ended June 30, 2022, net realized gains (losses) totaled $0.7 million and $(11.6) million, respectively. The change in net realized gains (losses) compared to the same periods in the prior year was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three and nine months ended June 30, 2023, we reported net change in unrealized appreciation (depreciation) on investments of $(1.1) million and $(22.0) million, respectively. For the three and nine months ended June 30, 2022, we reported net change in unrealized appreciation (depreciation) on investments of $(17.7) million and $(3.7) million, respectively. As of June 30, 2023 and September 30, 2022, our net unrealized appreciation (depreciation) on investments totaled $(35.2) million and $(13.1) million, respectively. The net change in unrealized appreciation (depreciation) on our investments compared to the same period in the prior year was primarily due to the operating performance of the portfolio companies within our portfolio and changes in the capital market conditions of our investments.

For the three and nine months ended June 30, 2023, our Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of $(5.8) million and $(4.8) million, respectively. For the three and nine months ended June 30, 2022, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $(0.1) million and $(1.3) million, respectively. As of June 30, 2023 and September 30, 2022, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled $2.6 million and $(1.5) million, respectively. The net change in net unrealized appreciation or depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2023, net increase (decrease) in net assets resulting from operations totaled $5.6 million and $11.2 million, or $0.11 and $0.23 per share, respectively. For the three and nine months ended June 30, 2022, net increase (decrease) in net assets resulting from operations totaled $(5.1) million and $16.6 million, or $(0.12) and $0.42 per share, respectively. The net increase or decrease from operations compared to the same periods in the prior year was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2023 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 210% and 178%, respectively.

For the nine months ended June 30, 2023 and 2022, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.1% and 3.7%, respectively. As of June 30, 2023 and September 30, 2022, we had $301.6 million and $196.3 million of unused borrowing capacity under the Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $366.0 million as of June 30, 2023 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of June 30, 2023 and September 30, 2022, PennantPark Floating Rate Funding I, LLC, our wholly-owned subsidiary, borrowed $64.4 million and $169.7 million under the Credit Facility, respectively, and the weighted average interest rate, exclusive of the fee on undrawn commitments, was of 7.5% and 4.9%, respectively.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2023, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which $76.2 million and $97.0 million was outstanding as of June 30, 2023 and September 30, 2022, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month LIBOR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month LIBOR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month LIBOR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both June 30, 2023 and September 30, 2022, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 6.8% and 4.6%, respectively.

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

On August 20, 2021, we entered into equity distribution agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering of up to $75 million under an at-the-market offering (“ATM Program”). The equity distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the equity distribution agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the equity distribution agreements and entered into new equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents in connection with the sale of shares of our common stock, with an aggregate offering of up to $100 million under an ATM Program. The equity distribution agreements, provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three months ended June 30, 2023, we issued 5,805,484 shares of common stock through the ATM Program at an average price of $11.03 per share, raising $64.1 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. In connection with the share issuance, we expensed $0.5 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

During the nine months ended June 30, 2023, we issued 5,891,661 shares of common stock through the ATM Program at an average price of $11.04 per share, raising $65.1 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV.

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

As of June 30, 2023 and September 30, 2022, we had cash and cash equivalents of $59.1 million and $47.9 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the nine months ended June 30, 2023, our operating activities provided cash of $65.4 million and our financing activities used cash of $54.2 million. Our operating activities provided cash primarily realized from our investment activities and our financing activities used cash primarily due to repayments under our Credit Facility and principal repayment of our 2023 Notes, partially offset by proceeds from our equity offering.

For the nine months ended June 30, 2022, our operating activities used cash of $111.6 million and our financing activities provided cash of $101.7 million. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily due to the issuance of $85 million of our 2026 Add-on Notes borrowings under our Credit Facility.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2023 and September 30, 2022, PSSL had total assets of $848.4 million and $796.8 million, respectively, and its investment portfolio consisted of debt investments in 105 and 95 portfolio companies, respectively. As of June 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $17.7 million and the five largest investments totaled $83.7 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2023 and September 30, 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (zero remaining unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $90.0 million (zero remaining unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO VI, LLC, a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt is scheduled to mature in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Subordinated Notes CLO VI, LLC

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2023	September 30, 2022
Total investments	$805,217	$754,722
Weighted average cost yield on income producing investments	12.0%	9.6%
Number of portfolio companies in PSSL	105	95
Largest portfolio company investment	$17,697	$19,250
Total of five largest portfolio company investments	$83,746	$86,872

Below is a listing of PSSL’s individual investments as of June 30, 2023 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,464.6%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+650	$2,940	$2,885	$2,910
Ad.net Acquisition, LLC	5/7/2026	Media	11.50%	SOFR+600	8,820	8,739	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.07%	SOFR+600	12,885	12,548	12,370
Altamira Technologies, LLC	7/24/2025	Business Services	10.70%	SOFR+600	4,841	4,758	4,841
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	10.89%	SOFR+550	5,072	5,030	4,945
Anteriad Holdings Inc (fka MeritDirect) March 2023 Lot	5/23/2024	Media: Advertising, Printing & Publishing	11.89%	SOFR+650	4,938	4,857	4,863
Any Hour Services	7/21/2027	Professional Services	10.77%	SOFR+525	7,529	7,359	7,322
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	997
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	10.75%	SOFR+550	2,187	2,187	2,176
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.50%	SOFR+525	11,013	10,966	10,958
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.14%	SOFR+575	9,409	9,301	9,221
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	11.07%	SOFR+575	4,641	4,559	4,595
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.99%	SOFR+525	4,963	4,873	4,541
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.67%	SOFR+650	9,000	8,894	8,865
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	11.64%	SOFR+500	15,171	14,963	14,792
Broder Bros., Co.	12/2/2022	Consumer Products	11.16%	SOFR+600	2,364	2,364	2,364
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.45%	SOFR+525	448	418	424
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	12.30%	SOFR+625	13,973	13,947	13,728
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	13.91%	SOFR+850	3,994	3,991	3,994
			(PIK 2.00%)			-
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.24%	SOFR+600	9,661	9,528	9,612
CF512, Inc.	8/20/2026	Media	11.50%	SOFR+600	6,838	6,733	6,769
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.00%	SOFR+450	5,513	5,463	5,513
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	12.01%	SOFR+675	9,147	9,142	8,827
			(PIK 1.00%)			-
Connatix Buyer, Inc.	7/13/2027	Media	10.65%	SOFR+550	3,825	3,769	3,672
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.41%	SOFR+575	2,094	2,071	2,073
Dr. Squatch, LLC	8/31/2027	Personal Products	11.09%	SOFR+600	14,750	14,518	14,602
DRI Holding Inc.	12/21/2028	Media	10.45%	SOFR+525	2,634	2,418	2,357
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.63%	SOFR+575	14,586	14,527	14,193
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.75%	SOFR+550	10,933	10,847	10,747
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	12.72%	SOFR+750	7,588	7,567	7,607
EDS Buyer, LLC	1/10/2029	Professional Services	11.49%	SOFR+625	8,978	8,851	8,753
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	10.83%	SOFR+550	2,225	2,190	2,128
Exigo Intermediate II, LLC	3/15/2027	Software	10.95%	SOFR+575	12,708	12,524	12,453
ETE Intermediate II, LLC - Term Loan	5/29/2029	Diversified Consumer Services	11.69%	SOFR+650	12,404	12,160	12,031
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.25%	SOFR+475	10,221	10,167	9,940
Gantech Acquisition Corp.	5/14/2026	IT Services	11.50%	SOFR+625	14,413	14,241	13,909
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.76%	SOFR+600	3,746	3,733	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	11.04%	SOFR+575	2,351	2,317	2,327
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.70%	SOFR+550	2,250	2,214	2,205
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	SOFR+600	4,925	4,847	4,876
HW Holdco, LLC	12/10/2024	Media	10.93%	SOFR+500	3,014	2,983	2,968
Icon Partners III, LP	5/11/2028	Automobiles	9.77%	SOFR+450	2,310	2,016	1,528
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	11.89%	SOFR+650	9,875	9,685	9,875
Imagine Acquisitionco, LLC	11/15/2027	Software	10.67%	SOFR+550	9,272	9,085	9,040
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	12.51%	SOFR+700	16,537	16,309	16,371
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.09%	SOFR+685	6,106	5,990	6,106
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	12.39%	SOFR+450	11,079	11,075	10,525
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	11.41%	SOFR+575	5,921	5,860	5,862
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+550	3,950	3,894	3,851
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.20%	SOFR+800	17,697	17,643	17,697
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.39%	SOFR+600	16,704	16,372	16,453
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+700	14,246	14,008	14,033
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.64%	SOFR+625	15,168	15,113	14,971
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.50%	SOFR+575	12,087	11,924	11,905
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.51%	SOFR+665	2,592	2,542	2,540
Loving Tan Intermediate II, Inc.	5/28/2028	Consumer Products	12.26%	SOFR+700	7,500	7,352	7,350
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,194
Lucky Bucks. LLC - OpCo DIP Loans	10/20/2023	Hotel, Gaming and Leisure	15.15%	SOFR+1000	115	102	101
Magenta Buyer, LLC	7/31/2028	Software	10.03%	SOFR+500	3,014	2,845	2,259
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.43%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.43%	SOFR+525	4,837	3,715	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.89%	SOFR+550	11,617	11,494	11,501
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.00%	SOFR+575	7,350	7,255	7,277
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.13%	SOFR+600	6,396	6,283	6,260

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.89%	SOFR+550	$2,378	$2,340	$2,330
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	10.39%	SOFR+500	5,794	5,787	5,748
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.89%	SOFR+500	3,439	3,387	3,318
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.44%	SOFR+525	10,738	10,590	10,631
Neptune Flood Incorporated - Term Loan	5/9/2029	Insurance	11.57%	SOFR+650	5,235	5,158	5,157
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.70%	SOFR+650	14,250	14,227	14,179
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.24%	SOFR+625	15,895	15,620	15,895
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	10.84%	SOFR+525	2,228	2,207	2,117
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,729	7,689	1,932
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,830	3,815
Ox Two, LLC	5/18/2026	Construction and Building	12.75%	SOFR+725	4,345	4,303	4,258
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.64%	SOFR+640	11,503	11,282	11,273
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.48%	SOFR+500	9,518	9,268	7,638
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.20%	SOFR+650	7,499	7,396	6,824
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+550	2,565	2,500	2,399
Pragmatic Institute, LLC	7/6/2028	Education	11.01%	SOFR+575	11,166	11,022	10,998
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.24%	SOFR+600	2,811	2,775	2,768
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/2026	Aerospace and Defense			1,104	-	(6)
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.94%	SOFR+575	1,032	1,032	1,032
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.39%	SOFR+600	4,938	4,874	4,728
Recteq, LLC	1/29/2026	Leisure Products	12.39%	SOFR+625	4,888	4,833	4,692
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	10.80%	SOFR+550	12,647	12,329	8,791
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.44%	SOFR+600	9,522	9,465	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.77%	SOFR+750	5,211	5,187	5,133
Schlesinger Global, Inc.	7/14/2025	Business Services	12.20%	SOFR+700	11,810	11,796	11,368
			(PIK 0.50%)			-
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.09%	SOFR+605	4,963	4,895	4,838
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	13.87%	SOFR+850	14,432	14,193	14,179
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.65%	SOFR+450	11,826	11,734	10,873
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	10.90%	SOFR+575	4,582	4,574	4,536
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.86%	SOFR+575	4,122	4,055	4,011
STV Group Incorporated	12/11/2026	Construction and Building	10.45%	SOFR+525	9,075	9,021	9,030
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.24%	SOFR+475	1,791	1,697	1,782
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.24%	SOFR+600	14,775	14,561	14,494
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.41%	SOFR+500	347	333	336
Teneo Holdings LLC	7/18/2025	Business Services	10.45%	SOFR+525	2,268	2,266	2,263
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.86%	SOFR+600	5,616	5,570	5,504
The Bluebird Group LLC	7/27/2026	Professional Services	12.64%	SOFR+700	5,427	5,355	5,383
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	10.45%	SOFR+550	5,536	5,450	5,436
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.76%	SOFR+550	8,677	8,569	8,608
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	10.95%	SOFR+600	14,604	14,492	14,385
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.65%	SOFR+625	5,468	5,455	5,468
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	10.54%	SOFR+550	14,670	14,562	13,555
UBEO, LLC	4/3/2024	Capital Equipment	9.95%	SOFR+450	17,204	17,162	16,774
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.36%	SOFR+665	6,910	6,783	6,768
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.02%	SOFR+635	3,331	3,331	3,331
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.44%	SOFR+625	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333	-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	11.14%	SOFR+575	10,592	10,511	10,354
Zips Car Wash, LLC	3/1/2024	Automobiles	12.45%	SOFR+725	16,830	16,714	16,452

Total First Lien Secured Debt						823,714	802,474
Equity Securities - 0.4%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	306
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	2,437
Total Equity Securities						3,393	2,743
Total Investments - 1,469.6%						827,107	805,217
Cash and Cash Equivalents - 69.3%
BlackRock Federal FD Institutional 30						37,943	37,943
Total Cash and Cash Equivalents						37,943	37,943
Total Investments and Cash Equivalents —1,329.0%						$865,050	$843,161
Liabilities in Excess of Other Assets — (1,229.0)%							(788,371)
Members' Equity—100.0%							$54,790

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

Below is a listing of PSSL’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,330.4%
Ad.net Acquisition, LLC	5/6/2026	Media	9.67%	3M L+600	$8,888	$8,788	$8,821
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	8.22%	SOFR+600	9,975	9,790	9,576
Altamira Technologies, LLC	7/24/2025	Business Services	10.81%	3M L+800	5,225	5,113	5,042
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%	3M L+550	4,883	4,851	4,883
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	9.67%	3M L+550	5,284	5,208	5,284
Any Hour Services	7/21/2027	Professional Services	8.33%	3M L+525	3,510	3,441	3,440
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+625	2,202	2,202	2,191
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	7.86%	3M L+525	11,115	11,050	11,059
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.76%	3M L+575	8,421	8,317	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	8.99%	SOFR + 575	4,677	4,588	4,583
Beta Plus Technologies, Inc.	7/1/2029	Business Services	7.76%	SOFR + 525	5,000	4,903	4,900
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	8.62%	SOFR + 500	15,293	15,102	14,956
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+600	2,417	2,417	2,417
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	9.20%	1M L+662	14,822	14,771	14,674
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	11.31%	3M L+325	12,412	12,385	12,288
			(PIK 11.31%)				-
Cartessa Aesthetics, LLC	5/13/2028	Distributors	9.55%	SOFR + 600	6,484	6,359	6,386
CF512, Inc.	8/20/2026	Media	9.08%	3M L+600	4,950	4,866	4,876
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	8.17%	3M L+450	5,557	5,487	5,557
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	9.27%	1M L+575	9,271	9,247	8,993
			(PIK 1.00%)				-
Connatix Buyer, Inc.	7/13/2027	Media	8.42%	3M L+550	3,907	3,842	3,810
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.39%	3M L+575	2,110	2,084	2,089
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	8,655	8,653	8,655
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	7,248	7,246	7,248
Dr. Squatch, LLC	8/31/2027	Personal Products	9.42%	3M L+575	14,862	14,610	14,639
DRI Holding Inc.	12/21/2028	Media	8.37%	1M L+525	1,832	1,680	1,643
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	8.87%	1M L+575	15,179	15,103	14,693
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	8.62%	1M L+550	10,278	10,151	10,031
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	10.62%	3M L+750	2,621	2,598	2,581
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	7.82%	3M L+475	4,974	4,974	4,738
Exigo Intermediate II, LLC	3/15/2027	Software	8.87%	1M L+575	12,935	12,759	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	8.39%	3M L+475	10,300	10,238	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	9.37%	1M L+625	14,638	14,427	14,199
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	8.74%	3M L+600	3,904	3,888	3,728
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.17%	3M L+550	2,369	2,320	2,274
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	1M L+500	2,392	2,347	2,356
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,874	4,863
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,052	3,006	3,014
Icon Partners III, LP	5/11/2028	Automobiles	7.55%	3M L+450	2,327	1,997	1,701
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.20%	SOFR+700	9,950	9,833	9,502
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	1M L+550	5,364	5,261	5,230
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	16,620	16,309	16,454
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	8.42%	3M L+475	11,187	11,168	10,963
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	1M L+550	5,966	5,885	5,906
ITI Holdings, Inc.	3/3/2028	IT Services	8.67%	SOFR + 550	3,980	3,917	3,900
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	19,250	19,103	19,250
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	16,830	16,451	16,494
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,355	14,074	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,578	10,539	10,335
			(PIK 2.00%)				-
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.04%	3M L+575	10,598	10,428	10,254
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	8.31%	3M L+550	4,331	4,258	3,183
Magenta Buyer, LLC	7/31/2028	Software	7.87%	1M L+475	2,695	2,539	2,425
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	8.19%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	8.19%	1M L+525	4,837	3,527	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	8.62%	1M L+550	9,900	9,782	9,851
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	8.56%	3M L+575	7,406	7,296	7,332
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+500	5,000	4,902	4,900
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+650	2,396	2,353	2,372
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	8.70%	SOFR+500	5,829	5,817	5,759
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,465	3,405	3,264
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	7.80%	1M L+550	10,820	10,641	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.75%	3M L+500	14,363	14,319	14,111
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	8.40%	SOFR+475	5,060	4,991	5,060
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	9.37%	1M L+625	14,598	14,353	14,160
Output Services Group, Inc.	3/27/2024	Business Services	9.80%	3M L+425	7,682	7,676	5,838
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,990	3,918	3,890
Ox Two, LLC	5/18/2026	Construction and Building	9.81%	3M L+600	4,925	4,866	4,827
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	8.07%	1M L+500	9,593	9,234	7,674
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	9.62%	1M L+650	8,238	8,111	8,032
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	1,562	1,561	1,562
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,580	2,500	2,309
Pragmatic Institute, LLC	7/6/2028	Education	9.30%	SOFR+575	11,250	11,056	11,138
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.41%	1M L+625	4,845	4,755	4,729
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/2026	Aerospace and Defense			1,888	-	-
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	1/29/2026	Leisure Products	9.92%	3M L+600	4,925	4,856	4,753
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,564	12,354	11,291

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	9.67%	3M L+600	$5,013	$4,960	$4,963
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	8.62%	3M L+550	5,240	5,202	5,187
Schlesinger Global, Inc.	7/14/2025	Business Services	10.27%	SOFR+500	11,847	11,829	11,551
			(PIK 0.50%)				-
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,716	14,411	14,421
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,917	11,807	11,470
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,647	5,625	5,511
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,956	2,916	2,873
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,011	8,985
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	14,888	14,623	14,649
Teneo Holdings LLC	7/18/2025	Business Services	8.38%	3M L+625	2,786	2,757	2,623
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%	3M L+500	5,659	5,600	5,603
The Bluebird Group LLC	7/27/2026	Professional Services	10.67%	1M L+700	1,707	1,679	1,724
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	8.47%	3M L+525	12,957	12,952	12,859
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	8.62%	1M L+550	5,578	5,479	5,550
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	8.30%	3M L+475	8,744	8,604	8,482
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	8.87%	3M L+550	14,952	14,871	14,578
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	8.76%	3M L+625	5,468	5,450	5,441
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	7.76%	3M L+550	15,550	15,421	14,446
UBEO, LLC	4/3/2024	Capital Equipment	8.17%	3M L+450	17,390	17,305	17,129
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	SOFR+525	4,975	4,880	4,866
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.42%	3M L+575	12,684	12,438	8,473
			(PIK 3.0%)				-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	9.45%	SOFR+550	8,546	8,506	8,261
Zips Car Wash, LLC	3/1/2024	Automobiles	10.35%	3M L+725	16,957	16,711	16,536

Total First Lien Secured Debt						767,316	751,628
Second Lien Secured Debt - 5.2%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	12.17%	3M L+850	3,000	2,963	2,955
Total Second Lien Secured Debt						2,963	2,955
Equity Securities - 0.3%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	139
Total Equity Securities						—	139
Total Investments - 1,335.9%						770,280	754,722
Cash and Cash Equivalents - 59.7%
BlackRock Federal FD Institutional 30						33,725	33,705
Total Cash and Cash Equivalents						33,725	33,705
Total Investments and Cash Equivalents —1,395.6%						$804,005	$788,427
Liabilities in Excess of Other Assets — (1,295.6)%							(731,931)
Members' Equity—100.0%							$56,496

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	June 30, 2023
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (amortized cost—$827,107 and $770,280, respectively)	$805,217	$754,722
Cash and cash equivalents (cost—$37,943 and $33,725, respectively)	37,943	33,705
Interest receivable	4,556	3,025
Receivable for investment sold	—	3,637
Prepaid expenses and other assets	724	1,722
Total assets	848,440	796,811
Liabilities
Credit facility payable	41,300	259,500
2032 Asset-backed debt, net (par—$246,000)	243,821	243,365
2035 Asset-backed debt, net (par—$246,000)	243,370	—
Notes payable to members	240,100	217,350
Payable for investments purchased	8,950	10,414
Interest payable on notes to members	6,363	4,719
Interest payable on Credit facility and asset backed debt	9,000	3,817
Accrued expenses	746	1,150
Total liabilities	793,650	740,315
Commitments and contingencies(1)
Members' equity	54,790	56,496
Total liabilities and members' equity	$848,440	$796,811

(1) As of June 30, 2023 and September 30, 2022, PSSL had unfunded commitments to fund investments of $2.0 million and $2.5 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Investment income:
Interest	$23,373	$13,535	$64,282	$36,467
Other income	373	65	930	1,084
Total investment income	23,746	13,600	65,212	37,551
Expenses:
Interest and expense on credit facility and asset-backed debt	12,094	4,667	30,413	11,514
Interest expense on notes to members	7,986	4,510	22,159	11,704
Administration fees	529	300	1,553	900
General and administrative expenses	193	289	773	867
Total expenses	20,802	9,766	54,898	24,985
Net investment income	2,944	3,834	10,314	12,566
Realized and unrealized gain (loss) on investments and credit facility foreign currency translation:
Net realized gain (loss) on:
Investments	93	(24)	(5,852)	(14,956)
Credit facility foreign currency translation	—	—	(10)	—
Net change in unrealized appreciation (depreciation) on:
Investments	(4,442)	(5,232)	(6,308)	6,325
Net change in unrealized appreciation (depreciation) on investments and credit facility foreign currency translation	(4,442)	(5,232)	(6,308)	6,325
Net realized and unrealized gain (loss) from investments and credit facility foreign currency translation	(4,349)	(5,256)	(12,170)	(8,631)
Net increase (decrease) in members' equity resulting from operations	$(1,405)	$(1,422)	$(1,856)	$3,935
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

During the three and nine months ended June 30, 2023, we declared distributions of $0.3025 and $0.8775 per share for total distributions of $15.4 million and $42.4 million, respectively. For the three and nine months ended June 30, 2022, we declared distributions of $0.285 and $0.855 per share for total distributions of $11.8 million and $34.1 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

RECENT DEVELOPMENTS

Subsequent to June 30, 2023, we issued 3,197,403 shares of common stock through the ATM Program that were sold prior to the quarter end at an average price of $11.01 per share, raising $35.2 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV.

On July 31, 2023, the Credit Facility's commitment was increased by $20 million due to the inclusion of a new lender to the facility. The additional commitment increases the Credit Facility's total commitment amount to $386 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, our debt portfolio consisted of 100.0% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(7,182)	$(0.13)
Up 1%	7,182	0.13
Up 2%	14,364	0.26
Up 3%	21,545	0.39
Up 4%	28,741	0.52

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

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended June 30, 2023 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Disclosure

None of the officers or directors of the Company have adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 9, 2023	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)