Form 10-K
period 2023-09-30
PennantPark Floating Rate Capital Ltd.
filed 2023-12-08
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2023 based on the closing price on that date of $10.61 on The New York Stock Exchange was approximately $514.8 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 58,734,702 shares of the Registrant’s common stock outstanding as of December 7, 2023.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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

•
changes to the interest rate environment, including the discontinuation of LIBOR and its impact on the value of floating-rate debt securities in our portfolio or issued by us;

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

•
the impact of recent financial reform legislation and uncertainty about any future laws and regulations on our business and our portfolio companies;

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

•
our investment in derivatives and the use of leverage;

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

•
changes to political, economic or industry conditions or conditions affecting the financial and capital markets, including changes caused by the ongoing invasion of Ukraine by Russia, that could cause volatility or prolonged disruption of the capital markets and impact the value of our assets;

•
our cash balances at financial institutions that exceed federally insured limits and the impact of adverse developments affecting the financial services industry;

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

•
We have identified material weaknesses in our internal controls over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal controls over financial reporting, which may result in future financial statements containing errors that will be undetected and could impact the operations of our business including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

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

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish our Prior Credit Facility. On August 12, 2021, we terminated the Prior Credit Facility, and Funding I, as borrower, entered into the Credit Facility, which provides the ability for Funding I to borrow up to $386 million (increased from $366 million in July 2023). The Credit Facility is secured by all of the assets of Funding I.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $18.5 billion in 653 companies with more than 200 different financial sponsors through its managed funds, which includes investments by the Company totaling $5.3 billion in 468 companies.

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

Leverage

As of September 30, 2023, we maintained a $386 million (increased from $366 million in July 2023) Credit Facility, which matures in August 2026, with the Lenders. The Credit Facility currently bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 236 basis points and, after the revolving period ends in August 2024, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points. The Credit Facility is secured by all of the assets held by Funding I, under which we had $9.4 million outstanding as of September 30, 2023. The Credit Facility had a weighted average interest rate of 7.7%, exclusive of the fee on undrawn commitments as of September 30, 2023. The Credit Facility had a weighted average interest rate of 4.9%, exclusive of the fee on undrawn commitments as of September 30, 2022. As of September 30, 2023 and 2022, we had $376.6 million and $197.2 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 140% and 170% of our net assets, or approximately 60% to 65% of our managed assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing.

As of September 30, 2023 and 2022 we had $76.2 million and $97.0 million in aggregate principal amount of 2023 Notes outstanding, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee. The 2023 Notes pay interest at a rate of 4.3% per year. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes will be payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023.

In March 2021, and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. As of September 30, 2023 and 2022, we had $185.0 million and $185.0 million in aggregate principal amount of 2026 Notes outstanding, respectively. The 2026 Notes were issued pursuant to the Base Indenture, dated March 23, 2021 (the “Base Indenture”), between the Company and American Stock Transfer & Trust Company, LLC (the “Trustee”), as supplemented by the First Supplemental Indenture, dated March 23, 2021, between the Company and the Trustee. The 2026 Notes are due on April 1, 2026 and may be redeemed in whole or in part at the Company’s option. The 2026 Notes bear interest at a rate of 4.25% per year payable semi-annually on April 1 and October 1 of each year. The 2026 Notes are the Company’s direct unsecured obligations and rank pari passu in right of payment with the Company’s current and future unsecured unsubordinated indebtedness, senior to any of the Company’s future indebtedness that expressly states it is subordinated in right of payment to the 2026 Notes, effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured, but to which the Company subsequently grant security) to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. As of both September 30, 2023 and 2022, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 4.6%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of September 30, 2023, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2023 and 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 230% and 178%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Our Corporate Information

Our administrative and principal executive offices are located at 1691 Michigan Avenue, Miami Beach, Florida. Our common stock is quoted on The New York Stock Exchange, under the symbol “PFLT.” Our phone number is (786) 297-9500, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. In addition, the SEC maintains an Internet website at www.sec.gov that contains material that we file with the SEC on the Electronic Data Gathering, Analysis and Retrieval, or EDGAR, Database.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2023 (1)	Portfolio Company	2022 (1)
NORA Acquisition, LLC	5%	By Light Professional IT Services, LLC	5%
By Light Professional IT Services, LLC	5	Marketplace Events LLC	3
Marketplace Events LLC	4	Ox Two, LLC	3
Lightspeed Buyer Inc.	3	GCOM Software LLC	3
Loving Tan Intermediate II, Inc.	3	TVC Enterprises, LLC	3
Ox Two, LLC	3	Lightspeed Buyer Inc.	3
Lash Opco, LLC	3	Kinetic Purchaser, LLC	2
Apex Service Partners, LLC	3	Apex Service Partners, LLC	2
Kinetic Purchaser, LLC	2	Cartessa Aesthetics, LLC	2
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	2	UBEO, LLC	2

Industry	2023 (1)	Industry	2022 (1)
Media	9%	Professional Services	9%
Healthcare Providers and Services	9	Media	7
Personal Products	8	Personal Products	7
Professional Services	7	IT Services	6
Aerospace and Defense	6	High Tech Industries	5
Media: Diversified and Production	6	Media: Diversified and Production	5
High Tech Industries	5	Commercial Services & Supplies	5
Healthcare Technology	4	Aerospace and Defense	4
Commercial Services & Supplies	4	Capital Equipment	4
IT Services	4	Healthcare Technology	4

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser earned a base management fee of $11.4 million, $11.9 million and $10.7 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser earned $16.9 million, $11.6 million and $5.3 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2023, 2022, and 2021, we accrued an incentive fee on capital gains of approximately zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2023, 2022, and 2021 was zero, respectively.

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

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 1691 Michigan Avenue, Miami Beach, Florida 33139.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2023. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2024. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2023, 2022 and 2021, we recorded approximately $1.0 million, $0.6 million and $1.1 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

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

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2024. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2023 and 2022, PSSL had total assets of $869.4 million and $796.8 million, respectively. PSSL’s portfolio consisted of investments in 105 portfolio companies as of September 30, 2023. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2023 and 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of September 30, 2023 and 2022, our investment made in PSSL consisted of first lien secured debt of $210.1 million (additional $27.6 million unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $90.0 million (additional $11.8 million unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and a code of conduct that establish procedures for personal inmaterial investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov.

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

Proxy Voting Records

You may obtain information about how we voted proxies, free of charge, by calling us collect at (786) 297-9500 or by making a written request for proxy voting information to: Richard T. Allorto Jr., Chief Financial Officer and Treasurer, 1691 Michigan Ave, Miami Beach, Florida 33139.

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

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov, filed as an exhibit to our annual report on this Form 10-K.

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

The discontinuation and replacement of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.

As of June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings have been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). SOFR significantly differs from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the U.S. Federal Reserve. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICR Benchmark Administration) has announced that it will require the continued publication of one, three and six month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not being covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period. The transition from LIBOR as a result of certain statutory regimes (e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act) or the use of synthetic LIBOR in floating-rate debt securities in our portfolio or issued by us and could have a material and adverse impact on the value or liquidity of those instruments.

Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend contracts which continue to reference LIBOR and how the transition from LIBOR will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR, the replacement of LIBOR with any alternative reference rate, such as SOFR (or an alternative reference rate based on SOFR) or any other changes or reforms to floating rate benchmarks could have an adverse impact on the market value of and/or transferability of any floating-rate debt securities in our portfolio or issued by us.

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

We have identified material weaknesses in our internal controls over financial reporting. If we fail to remediate these material weaknesses, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.

We have identified material weaknesses in our internal controls over financial reporting, and management has determined that, as of September 30, 2023, we do not maintain effective internal control over financial reporting. These material weaknesses and our remediation efforts are described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 58 of this Form 10-K. We cannot assure you that we will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We are in the process of remediating the identified material weaknesses in our internal controls, but we are unable at this time to estimate when the remediation effort will be completed. If we fail to remediate these material weaknesses, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could impact the operations of our business including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

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

We have indebtedness outstanding pursuant to the Credit Facility, 2023 Notes, 2026 Notes and the 2031 Asset-Backed Debt and expect in the future to borrow additional amounts under the Credit Facility or otherwise, subject to market availability, and, may increase the size of the Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with the Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to the Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2023 and 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 230% and 178%, respectively. Since our leverage was 76% and 128% of our net assets as of September 30, 2023 and 2022, respectively, we would have to receive an annual return of at least 2.4% and 2.2%, respectively, to cover annual interest payments.

As of September 30, 2023, we had outstanding borrowings of $9.4 million under the Credit Facility, $76.2 million outstanding under our 2023 Notes, $185.0 million under our 2026 Notes, and $228.0 million outstanding under the 2031 Asset-Backed Debt. Our consolidated debt outstanding was $498.6 million and had a weighted average annual interest rate at the time of 5.6%, exclusive of the fees on the undrawn commitment on the Credit Facility. This example is for illustrative purposes only, and actual interest rates on the Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2023 of 76% of total assets (including such borrowed funds), at the current interest rate at the time of 5.6%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	0%	5.0%	10.0%
Corresponding return to common stockholders (2)	(22.3)%	(13.3)%	(4.3)%	4.7%	13.7%

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

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may come into effect. Accordingly, any change in law and regulations, changes in administration or control of U.S. Congress, changes in interpretations, or newly enacted laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. See “Business—Regulation” for more information.

Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial conditions and results of operation. We may experience fluctuations in our quarterly results.

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

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk, counterparty risk, operational and legal risk and other risks similar to those associated with the use of leverage.

The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for the Company and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, the Company could lose the entire amount of its investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Under SEC Rule 18f-4 under the 1940 Act (“Rule 18f-4”), related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, the Company is permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if it complies with certain value-at-risk leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. Rule 18f-4 also permits the Company to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if the Company aggregates the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, the Company is permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) the Company intends to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). The Company may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as the Company treats any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, the Company is permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if the Company reasonably believes, at the time it enters into such agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all such agreements as they come due. The Company cannot predict the effects of these requirements.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The New York Stock Exchange at $10.66 and $9.60 on September 30, 2023 and 2022, respectively. Our NAV per share was $11.13 and $11.62 as of the same dates, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

The 2023 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2023 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of September 30, 2023, we had $9.4 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2023 Notes to the extent of the value of such assets.

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

The 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of September 30, 2023, we had $9.4 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2026 Notes to the extent of the value of such assets.

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

While a trading market developed after issuing the 2026 Notes, we cannot assure you that an active and liquid market for the 2026 Notes will be maintained. We do not intend to list the 2026 Notes on any securities exchange or for quotation of the 2026 Notes on any automated dealer quotation system. If the 2026 Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of the 2026 Notes may discontinue any market-making in the 2026 Notes at any time at their sole discretion. In addition, any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will be maintained for the 2026 Notes, that you will be able to sell the 2026 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2026 Notes for an indefinite period of time.

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

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

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

Any public health emergency, including any outbreak of existing or new diseases, and the resulting financial and economic market uncertainty could have a significant adverse impact on us.

The extent of the impact of any public health emergency, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, investor liquidity and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or halted, as a result of government quarantine measures, restrictions on travel and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Any public health emergency, including any outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Not applicable

Item 2. Properties

As of September 30, 2023, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Global Stock Market effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange and the TASE under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for each full quarterly period within the fiscal years ended September 30, 2023 and 2022.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices		of High Sale	of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2023
Fourth quarter	$11.13	$11.39	$10.32	2%	(7)%	$0.308
Third quarter	10.96	11.06	10.37	1	(5)	0.303
Second quarter	11.15	12.20	9.98	9	(10)	0.290
First quarter	11.30	11.56	9.77	2	(14)	0.285
Year Ended September 30, 2022
Fourth quarter	$11.62	$13.19	$9.60	14%	(17)%	$0.285
Third quarter	12.21	14.20	10.45	16	(14)	0.285
Second quarter	12.62	13.56	12.23	7	(3)	0.285
First quarter	12.70	13.80	12.23	9	(4)	0.285

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the New York Stock Exchange at $10.66 and $9.60 on September 30, 2023 and 2022, respectively. Our NAV per share was $11.13 and $11.62 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2023, we had 34 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2023.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2023.

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

In January 2024, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, for our fiscal and taxable years ended September 30, 2023 and 2022 from ordinary income (including short-term gains), if any, totaled $60.5 million , or $1.19 per share , and $46.7 million, or $1.14 per share, respectively, based on the weighted average shares outstanding for the respective periods. Additionally, for both years ended September 30, 2023 and 2022, we did not pay any distributions from long-term capital gains.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index (the "S&P Index") and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2018, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

PFLT
S&P 500
Russell 2000
$220
$190
$160
$130
$100
$70
$40
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is being provided to update, as of September 30, 2023, certain information in our registration statement on Form N-2 (File No. 333-268813), most recently declared effective by the SEC on January 9, 2023. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Total stockholder expenses (as a percentage of offering price)	—%
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(3)
Management fees	2.00%	(4)
Incentive fees	2.95%	(5)
Interest on borrowed funds	6.68%	(6)
Acquired fund fees and expenses	12.56%	(7)
Other expenses	0.95%	(8)
Total estimated annual expenses	25.14%	(9)

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
(3)
Net assets attributable to common shares equals average net assets for the fiscal year ended September 30, 2023.

(4)
The contractual management fee is calculated at an annual rate of 1.00% of our average adjusted gross assets on September 30, 2023. The contractual management fee is calculated at an annual rate of 1.00% of our average adjusted gross assets on September 30, 2023.
(5)
The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2023. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2023. For more detailed information about the incentive fee, please see “Item 1. Business—Investment Management Agreement” and “Item 1. Business—Investment Advisory Fees”.
(6)
As of September 30, 2023, we had $9.4 million in borrowings outstanding under the Credit Facility, $76.2 million outstanding under our 2023 Notes, $185.0 million outstanding under of 2026 Notes and $228.0 million outstanding under the 2031 Asset-Backed Debt. We may use proceeds of an offering of securities under any applicable registration statement to repay outstanding obligations under the Credit Facility. After completing any such offering, we may continue to borrow under the Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense, amendment costs incurred on the Credit Facility, and debt issuance costs, if any, for the fiscal year ended September 30, 2023 and we caution you that our actual interest expense in the future will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the amount provided in this table.
(7)
Our stockholders indirectly bear 87.5% of the expenses of our investment in PSSL. No management fee is charged by PennantPark Investment Advisers in connection with PSSL. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSSL fees and operating expenses are based on our share of the actual fees and operating expenses of PSSL for the fiscal year ended September 30, 2023. Expenses for PSSL may fluctuate over time and may be substantially higher or lower in the future.
Our stockholders indirectly bear 23.08% of the expenses of our investment in PTSF. A management fee equal to 0.50% per annum of the gross assets of PTSF and its subsidiaries is charged by PennantPark Investment Advisers in connection with PTSF. For this chart, PTSF fees and operating expenses are based on our share of the actual fees and operating expenses of PTSF for the fiscal year ended September 30, 2023. Expenses for PSSL may fluctuate over time and may be substantially higher or lower in the future.
(8)
“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement. Such expenses are based on estimated amounts for the current fiscal year.
(9)
“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of average net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 11.97% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.0% sales load (underwriting discounts and commissions) and offering expenses totaling 0.50%, (2) total net estimated annual expenses of 22.19% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$231	$527	$730	$1,001
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$238	$541	$744	$1,003

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

Not applicable.

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

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;

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

•
the impact of the ongoing invasion of Ukraine by Russia other world economic and political issues; and

•
the inability to develop and maintain effective internal control over financial reporting.

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

At-the-Market Offering

On August 20, 2021, we entered into equity distribution agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $75 million under an at-the-market offering (“ATM Program”). The equity distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the equity distribution agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the equity distribution agreements and entered into new equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each,as "Sales Agent," and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an ATM Program. On August 11, 2023, we amended the Equity Distribution Agreements with each of the Sales Agents (together, the “Amended and Restated Equity Distribution Agreements”) to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

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

•
expenses incurred by the Investment Adviser in performing due diligence and reviews of investments, including expenses incurred by the Investment Adviser payable to third parties (including agents and consultants) in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments;
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

Restatement of Previously Issued Financial Statements

During the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSSL and PTSF in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. The impact of the error correction is reflected as a $3.6 million increase to cash and cash equivalents and offsetting increase to due to affiliates on the consolidated statement of assets and liabilities as of September 30, 2022 and an increase in due to affiliates within operating activities on the consolidated statement of cash flows totaling $3.4 million and $0.2 million, respectively for the years ended September 30, 2022 and 2021. There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of September 30, 2022. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the years ended September 30, 2022 and 2021. The corrections were reported in the year ended September 30, 2023.

As a result of the error in the classification and presentation of cash described above, we conducted an analysis to determine whether incentive-based compensation was erroneously awarded, thereby necessitating recovery under the Clawback Policy we adopted effective December 1, 2023. Because we do not pay or otherwise award incentive-based compensation to the Company’s executives, we concluded that the error did not result in erroneously-awarded incentive-based compensation, and therefore no compensation recovery is required.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2023, our portfolio totaled $1,067.2 million and consisted of $906.2 million of first lien secured debt (including $210.1 million in PSSL), $0.1million of second lien secured debt and $160.9 million of preferred and common equity (including $50.9 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of September 30, 2023, we had three portfolio companies on non-accrual, representing 0.9% and 0.2% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $25.7 million. Our overall portfolio consisted of 131 companies with an average investment size of $8.1 million, had a weighted average yield on debt investments of 12.6%, and was invested 85% in first lien secured debt (including 20% in PSSL), less than 1% in second lien secured debt and 15% in preferred and common equity (including 5% in PSSL). As of September 30, 2023, over 99% of the investments held by PSSL were first lien secured debt.

As of September 30, 2022, our portfolio totaled $1,164.3 million and consisted of $1,009.6 million of first lien secured debt (including $190.2 million in PSSL), $0.1 million of second lien secured debt and $154.5 million of preferred and common equity (including $49.4 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $8.7 million. Our overall portfolio consisted of 125 companies with an average investment size of $9.3 million, had a weighted average yield on debt investments of 10%, and was invested 87% in first lien secured debt (including 16% in PSSL), less than 1% in second lien secured debt and 13% in preferred and common equity (including 4% in PSSL). As of September 30, 2022, 99% of the investments held by PSSL were first lien secured debt.

For the year ended September 30, 2023, we invested $324.5 million in 16 new and 71 existing portfolio companies with a weighted average yield on debt investments of 12.1%. Sales and repayments of investments for the same period totaled $399.1 million.

For the year ended September 30, 2022, we invested $607.8 million in 34 new and 129 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the same period totaled $495.2 million.

PennantPark Senior Secured Loan Fund I LLC

As of September 30, 2023, PSSL’s portfolio totaled $785.9 million, consisted of 105 companies with an average investment size of $7.5 million and had a weighted average yield on debt investments of 12.1%. As of September 30, 2022, PSSL’s portfolio totaled $754.7 million, consisted of 95 companies with an average investment size of $8.0 million and had a weighted average yield on debt investments of 9.6%.

For the year ended September 30, 2023, PSSL invested $190.9 million (of which $158.2 million was purchased from the Company) in 22 new and 27 existing portfolio companies with a weighted average yield on debt investments of 11.8%. PSSL’s sales and repayments of investments for the same period totaled $155.2 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt and the Credit Facility are classified as Level 3. Our 2023 Notes and 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero and zero relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2023 and 2022, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the years September 30, 2023 and 2022, the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(2.3) million and $(4.9) million, respectively. As of September 30, 2023 and 2022, the net unrealized depreciation on the Credit Facility or Prior Credit Facility, as applicable, the 2023 Notes totaled zero and $2.3 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility and 2023 Notes in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the years ended September 30, 2023, 2022 and 2021, we recorded a provision for taxes on net investment income of $1.0 million, $0.4 million, and $0.4 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PFLT Investment Holdings, LLC, a wholly-owned subsidiary of the Company) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the years ended September 30, 2023, 2022 and 2021, the Company recognized a provision for taxes of $(2.8) million, $4.6 million and zero, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of September 30, 2023 and 2022, $1.8 million and $4.6 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of September 30, 2023 and 2022, $0.3 million and zero, respectively, the Company recognized a provision for taxes on realized gain on investments held by the Taxable Subsidiary. During the years ended September 30, 2023 and 2022, the Company paid zero and $1.2 million, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary which were offset by subsequently realized losses, resulting in a $1.2 million prepaid tax asset as of September 30, 2023 included under prepaid expenses and other assets in the consolidated statement of assets and liabilities.

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are taxed as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2023 and 2022. For information regarding results of operations for the year ended September 30, 2021, see the Company's Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 17, 2022.

Investment Income

Investment income for the year ended September 30, 2023 was $139.3 million and was attributable to $120.0 million from first lien secured debt and $19.3 million from other investments. The increase in investment income compared to the same periods in the prior year was primarily due to an increase in the SOFR index.

Investment income for the year ended September 30, 2022 was $105.5 million and was attributable to $89.1 million from first lien secured debt and $16.4 million from other investments.

Expenses

Expenses for the year ended September 30, 2023 totaled $71.8 million. Base management fee for the same period totaled $11.4 million, incentive fee totaled $16.9 million, debt related interest and expenses totaled $38.2 million, general and administrative expenses totaled $4.4 million and provision for taxes totaled $1.0 million. The increase in expenses compared to the prior year was primarily due to an increase in debt related interest and expenses and incentive fees.

Expenses for the year ended September 30, 2022 totaled $56.9 million. Base management fee for the same period totaled $11.9 million, incentive fee totaled $11.6 million, debt related interest and expenses totaled $29.8 million (including $0.4 million attributable to fees associated with entering into the New Credit Facility amendment fees) general and administrative expenses totaled $3.2 million and provision for taxes totaled $0.4 million.

Net Investment Income

Net investment income totaled $67.5 million, or $1.33 per share, and $48.6 million, or $1.18 per share, for the years ended September 30, 2023 and 2022, respectively. The increase in net investment income compared to the prior year was primarily due to an increase in the size of our portfolio as well as the increase in the SOFR index.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2023 and 2022 totaled $399.1 million and $495.2 million, respectively. Net realized losses totaled $15.9 million and $11.1 million for the same periods, respectively. The change in realized gains (losses) was primarily due to changes in market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under “Forward-Looking Statements”.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the years ended September 30, 2023 and 2022, we reported net change in unrealized appreciation (depreciation) on investments of $(12.6) million and ($24.5) million, respectively. As of September 30, 2023 and 2022, our net unrealized appreciation (depreciation) on investments totaled $(25.7) million and $(13.1) million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2023 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under the “Forward-Looking Statements" section above.

For the year ended September 30, 2023 and 2022, the Credit Facility or Prior Credit Facility, as applicable, and the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(2.3) million and $(4.9) million and, respectively. As of September 30, 2023 and 2022, our net unrealized depreciation on the Credit Facility or our Prior Credit Facility, as applicable, and the 2023 Notes totaled zero million and $2.3 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2023 compared to the prior year was primarily due to changes in the capital markets, with the economic instability negatively affecting the value, as further discussed above under “Forward-Looking Statements”.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $39.3 million, or $0.77 per share, and $3.5 million, or $0.08 per share, for the years ended September 30, 2023 and 2022, respectively. The increase in net assets from operations for the year ended September 30, 2023 compared to the prior year was primarily due to less depreciation of the portfolio primarily driven by changes in market conditions, as discussed above under “Forward-Looking Statements” as well as higher investment income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. For information regarding liquidity and capital resources for the year ended September 30, 2021, see the Company's Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 17, 2022.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2023 and 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 230%% and 178%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2023 and 2022, inclusive of the fee on the undrawn commitment on the Credit Facility or Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 6.3% and 4.5%, respectively. As of September 30, 2023 and 2022, we had $376.6 million and $197.2 million of unused borrowing capacity under the Credit Facility, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders upsized during the quarter with the addition of a new lender on July 24, 2023 increasing the facility by $20 million and was $386 million as of September 30, 2023, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of September 30, 2023 and 2022, Funding I had $9.4 million and $168.8 million of outstanding borrowings under the Credit Facility or the Prior Credit Facility, as applicable, respectively. The Credit Facility had a weighted average interest rate of 7.7% and 4.9%, exclusive of the fee on undrawn commitments, as of September 30, 2023 and 2022, respectively.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2023, we were in compliance with the covenants relating to the Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee, of which $76.2 million and $97.0 million was outstanding as of September 30, 2023 and September 30, 2022, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both September 30, 2023 and 2022, the Company had $228.0 million, respectively, of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 4.6%, respectively.

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

On August 20, 2021, we entered into equity distribution agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $75 million under an at-the-market offering (“ATM Program”). The equity distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the equity distribution agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the equity distribution agreements and entered into new equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each, as "Sales Agent," and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an ATM Program. On August 11, 2023, we amended the Equity Distribution Agreements with each of the Sales Agents (together, the “Amended and Restated Equity Distribution Agreements”) to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the years ended September 30, 2023, and 2022 we issued 9,089,064 and 2,464,910 shares of our Common Stock, respectively, under the ATM Program at an average price of $11.03 and $13.12 per share, respectively, raising $100.2 million and $31.9 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $0.5 million and $0.1 million, respectively, of deferred offering costs incurred related to establishing the ATM Program. As of September 30, 2023, and 2022, we had $154.1 million and $41.3 million available under the ATM Program.

Since inception of the ATM Program through September 30, 2023, we issued 11,662,628 shares of our Common Stock under the ATM Program at a weighted-average price of $11.44, raising $133.5 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $1.0 million of legal and other offering costs associated with establishing the ATM Program.

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

As of September 30, 2023 and 2022, we had cash equivalents of $100.6 million and $51.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $140.6 million for the year ended September 30, 2023, and our financing activities provided cash of $(91.5) million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for paying down the Credit Facility and paying distributions to stockholders.

Our operating activities used cash of $(46.6) million for the year ended September 30, 2022, and our financing activities provided cash of $47.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from offering proceeds and not issuance, offset by paying down the Credit Facility and paying distributions to stockholders.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2023, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Average Market Value Per Unit (3)
Credit Facility
Fiscal 2023	$9,400	$2,304	N/A
Fiscal 2022	168,830	1,784	N/A
Fiscal 2021	219,400	1,746	N/A
Fiscal 2020	308,599	1,677	N/A
Fiscal 2019	265,308	1,786	N/A
Fiscal 2018	333,728	2,122	N/A
Fiscal 2017	253,783	2,780	N/A
Fiscal 2016	232,908	2,601	N/A
Fiscal 2015	29,600	13,598	N/A
Fiscal 2014	146,400	2,469	N/A
2023 Notes
Fiscal 2023	$76,219	$2,304	N/A
Fiscal 2022	97,006	1,784	N/A
Fiscal 2021	117,793	1,746	N/A
Fiscal 2020	138,580	1,677	N/A
Fiscal 2019	138,580	1,786	N/A
Fiscal 2018	138,580	2,122	N/A
2026 Notes
Fiscal 2023	$185,000	$2,304	N/A
Fiscal 2022	185,000	1,784	N/A
Fiscal 2021	100,000	1,746	N/A
2031 Asset-Backed Debt
Fiscal 2023	$228,000	$2,304	N/A
Fiscal 2022	228,000	1,784	N/A
Fiscal 2021	228,000	1,746	N/A
Fiscal 2020	228,000	1,677	N/A
Fiscal 2019	228,000	1,786	N/A

(1)	Total cost of each class of senior securities outstanding at the end of the period presented in thousands (000s).

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2023 and 2023, PSSL had total assets of $869.4 million and $796.8 million, respectively, and its investment portfolio consisted of investments in 105 and 95 portfolio companies, respectively. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2023, and 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (additional $27.6 million unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $90.0 million (additional $11.8 million unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

In August 2023 PSSL entered into a $260.0 million (decreased from $325.0 million) senior secured revolving credit facility which bears interest at daily simple SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO VI, LLC, a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt is scheduled to mature in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Preferred Shares of CLO VI, LLC

Below is a summary of PSSL’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2023	September 30, 2022
Total investments	$785,859	$754,722
Weighted average cost yield on income producing investments	12.1%	9.6%
Number of portfolio companies in PSSL	105	95
Largest portfolio company investment	$18,463	$19,250
Total of five largest portfolio company investments	$83,365	$86,872

Below is a listing of PSSL’s individual investments as of September 30, 2023 (par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,347.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+660	2,940	$2,886	$2,925
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+626	8,798	8,723	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.24%	SOFR+600	12,852	12,535	12,338
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.04%	SOFR+550	5,001	4,971	4,913
Anteriad Holdings Inc (fka MeritDirect) March 2023	5/23/2024	Media: Advertising, Printing & Publishing	12.04%	SOFR+650	4,875	4,817	4,814
Any Hour Services	7/21/2027	Professional Services	11.59%	SOFR+585	7,510	7,348	7,360
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	11.04%	SOFR+550	2,187	2,187	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.69%	SOFR+525	11,013	10,972	10,985
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	SOFR+615	9,579	9,475	9,387
Applied Technical Services, LLC - DDTL Unfunded (3)	12/29/2026	Commercial Services & Supplies			194	-	(2)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	9,218	9,093	9,126
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	4,950	4,863	4,604
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.79%	SOFR+640	15,132	14,928	14,905
Broder Bros., Co.	12/4/2025	Consumer Products	11.50%	SOFR+626	2,349	2,349	2,349
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.67%	SOFR+525	447	418	420
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.43%	SOFR+688	13,821	13,778	13,579
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.07%	SOFR+665	4,011	4,010	4,011
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.39%	SOFR+600	9,636	9,509	9,636
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+619	6,820	6,722	6,684
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.15%	SOFR+476	5,499	5,455	5,499
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+675	9,232	9,201	8,955
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.32%	SOFR+400	6,797	6,559	6,445
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+576	3,815	3,762	3,681
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.90%	SOFR+551	2,089	2,067	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	11.24%	SOFR+585	14,712	14,511	14,712
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	2,627	2,418	2,394
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.79%	SOFR+640	14,429	14,376	14,256
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.89%	SOFR+650	10,904	10,838	10,740
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.07%	SOFR+475	5,000	4,900	4,985
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.64%	SOFR+625	8,955	8,833	8,821
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	11.00%	SOFR+550	2,219	2,200	2,171
Exigo Intermediate II, LLC	3/15/2027	Software	11.17%	SOFR+585	12,675	12,505	12,422
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,404	12,154	12,193
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	10,195	10,143	10,114
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.96%	SOFR+660	3,736	3,724	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.99%	SOFR+575	2,345	2,316	2,322
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	SOFR+560	2,250	2,217	2,194
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	4,913	4,838	4,913
HW Holdco, LLC	12/10/2024	Media	11.75%	SOFR+640	3,014	2,988	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.72%	SOFR+535	9,248	9,075	9,110
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.51%	SOFR+715	16,453	16,257	16,453
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	SOFR+685	6,090	5,979	6,090
Integrated Data Services	8/1/2029	Business Services	11.87%	SOFR+650	18,904	18,532	18,463
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.54%	SOFR+700	11,105	11,083	10,439
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+575	5,906	5,851	5,847
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.93%	SOFR+761	8,246	8,097	8,081
ITI Holdings, Inc.	3/3/2028	IT Services	11.06%	SOFR+560	3,940	3,886	3,861
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	15,509	15,487	15,509
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	SOFR+615	16,662	16,346	16,412
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+675	14,210	13,989	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.74%	SOFR+643	15,042	14,997	14,862
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.70%	SOFR+535	12,056	11,911	11,935
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.77%	SOFR+640	2,585	2,537	2,534
Loving Tan Intermediate II, Inc.	5/26/2028	Consumer Products	12.39%	SOFR+700	7,481	7,337	7,369
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,182
Lucky Bucks. LLC - OpCo DIP Loans	9/30/2025	Hotel, Gaming and Leisure	15.33%	SOFR+1000	160	158	160
MAG DS Corp	4/1/2027	Aerospace and Defense	10.99%	SOFR+550	2,097	2,007	1,986
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,006	2,845	2,228
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,782	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+565	11,588	11,476	11,472
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.17%	SOFR+585	7,859	7,758	7,749
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.32%	SOFR+600	6,380	6,271	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	SOFR+565	2,372	2,336	2,312

Below is a listing of PSSL’s individual investments as of September 30, 2023 (continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+515	5,769	$5,763	$5,740
Municipal Emergency Services, Inc.	9/28/2027	Distributors	11.04%	SOFR+565	3,430	3,380	3,355
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.93%	SOFR+525	10,711	10,572	10,497
Neptune Flood Incorporated	5/9/2029	Insurance	11.97%	SOFR+650	5,042	4,970	5,042
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.92%	SOFR+550	14,213	14,194	14,213
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.68%	SOFR+636	15,849	15,588	15,849
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.84%	SOFR+725	2,223	2,202	2,023
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	10,999	10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	2,776	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333	-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,485.4%						$882,054	863,305
Liabilities in Excess of Other Assets — (1,385.4)%							(805,155)
Members' Equity—100.0%							58,150

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate or "SOFR", or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSSL’s accounting policy.
(3)
Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(4)
Security currently on interest non-accrual status.

Below is a listing of PSSL’s individual investments as of September 30, 2022 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,330.4%
Ad.net Acquisition, LLC	5/6/2026	Media	9.67%	3M L+600	8,888	$8,788	$8,821
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	8.22%	SOFR+600	9,975	9,790	9,576
Altamira Technologies, LLC	7/24/2025	Business Services	10.81%	3M L+800	5,225	5,113	5,042
American Insulated Glass, LLC	12/21/2023	Building Products	7.79%	3M L+550	4,883	4,851	4,883
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	9.67%	3M L+550	5,284	5,208	5,284
Any Hour Services	7/21/2027	Professional Services	8.33%	3M L+525	3,510	3,441	3,440
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	6.72%	1M L+525	1,010	1,010	1,005
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	9.67%	3M L+625	2,202	2,202	2,191
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	7.86%	3M L+525	11,115	11,050	11,059
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	8.76%	3M L+575	8,421	8,317	8,211
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	8.99%	SOFR + 575	4,677	4,588	4,583
Beta Plus Technologies, Inc.	7/1/2029	Business Services	7.76%	SOFR + 525	5,000	4,903	4,900
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distributors	8.62%	SOFR + 500	15,293	15,102	14,956
Broder Bros., Co.	12/2/2022	Consumer Products	7.39%	3M L+600	2,417	2,417	2,417
By Light Professional IT Services, LLC	5/16/2024	High Tech Industries	9.20%	1M L+662	14,822	14,771	14,674
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	11.31%	3M L+325	12,412	12,385	12,288
			(PIK 11.31%)
Cartessa Aesthetics, LLC	5/13/2028	Distributors	9.55%	SOFR + 600	6,484	6,359	6,386
CF512, Inc.	8/20/2026	Media	9.08%	3M L+600	4,950	4,866	4,876
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	8.17%	3M L+450	5,557	5,487	5,557
Challenger Performance Optimization, Inc.	8/31/2023	Business Services	9.27%	1M L+575	9,271	9,247	8,993
			(PIK 1.00%)
Connatix Buyer, Inc.	7/13/2027	Media	8.42%	3M L+550	3,907	3,842	3,810
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.39%	3M L+575	2,110	2,084	2,089
Douglas Products and Packaging Company LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	8,655	8,653	8,655
Douglas Sewer Intermediate, LLC	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	7,248	7,246	7,248
Dr. Squatch, LLC	8/31/2027	Personal Products	9.42%	3M L+575	14,862	14,610	14,639
DRI Holding Inc.	12/21/2028	Media	8.37%	1M L+525	1,832	1,680	1,643
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	8.87%	1M L+575	15,179	15,103	14,693
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	8.62%	1M L+550	10,278	10,151	10,031
ECL Entertainment, LLC	5/1/2028	Hotels, Restaurants and Leisure	10.62%	3M L+750	2,621	2,598	2,581
ECM Industries, LLC	12/23/2025	Electronic Equipment, Instruments, and Components	7.82%	3M L+475	4,974	4,974	4,738
Exigo Intermediate II, LLC	3/15/2027	Software	8.87%	1M L+575	12,935	12,759	12,644
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	8.39%	3M L+475	10,300	10,238	9,528
Gantech Acquisition Corp.	5/14/2026	IT Services	9.37%	1M L+625	14,638	14,427	14,199
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	8.74%	3M L+600	3,904	3,888	3,728
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.17%	3M L+550	2,369	2,320	2,274
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	8.67%	1M L+500	2,392	2,347	2,356
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	4,963	4,874	4,863
HW Holdco, LLC	12/10/2024	Media	6.00%	6M L+575	3,052	3,006	3,014
Icon Partners III, LP	5/11/2028	Automobiles	7.55%	3M L+450	2,327	1,997	1,701
IDC Infusion Services, Inc.	12/30/2026	Healthcare Equipment and Supplies	10.20%	SOFR+700	9,950	9,833	9,502
Imagine Acquisitionco, LLC	11/15/2027	Software	8.42%	1M L+550	5,364	5,261	5,230
Inception Fertility Ventures, LLC	12/7/2023	Healthcare Providers and Services	8.55%	SOFR+700	16,620	16,309	16,454
Integrative Nutrition, LLC	9/29/2023	Diversified Consumer Services	8.42%	3M L+475	11,187	11,168	10,963
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.58%	1M L+550	5,966	5,885	5,906
ITI Holdings, Inc.	3/3/2028	IT Services	8.67%	SOFR + 550	3,980	3,917	3,900
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	19,250	19,103	19,250
Kinetic Purchaser, LLC	11/10/2027	Personal Products	9.67%	3M L+600	16,830	16,451	16,494
Lash OpCo, LLC	2/18/2027	Personal Products	11.17%	3M L+700	14,355	14,074	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	9.70%	3M L+550	10,578	10,539	10,335
			(PIK 2.00%)
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	9.04%	3M L+575	10,598	10,428	10,254
Lucky Bucks, LLC	7/20/2027	Hotel, Gaming and Leisure	8.31%	3M L+550	4,331	4,258	3,183
Magenta Buyer, LLC	7/31/2028	Software	7.87%	1M L+475	2,695	2,539	2,425
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	8.19%	1M L+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	8.19%	1M L+525	4,837	3,527	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	8.62%	1M L+550	9,900	9,782	9,851
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	8.56%	3M L+575	7,406	7,296	7,332
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+500	5,000	4,902	4,900
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.17%	3M L+650	2,396	2,353	2,372
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	8.70%	SOFR+500	5,829	5,817	5,759
Municipal Emergency Services, Inc.	9/28/2027	Distributors	8.67%	3M L+500	3,465	3,405	3,264
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	7.80%	1M L+550	10,820	10,641	10,820
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	7.75%	3M L+500	14,363	14,319	14,111
OIS Management Services, LLC	7/9/2026	Healthcare Equipment and Supplies	8.40%	SOFR+475	5,060	4,991	5,060
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	9.37%	1M L+625	14,598	14,353	14,160
Output Services Group, Inc.	3/27/2024	Business Services	9.80%	3M L+425	7,682	7,676	5,838
Owl Acquisition, LLC	2/4/2028	Professional Services	8.41%	3M L+575	3,990	3,918	3,890
Ox Two, LLC	5/18/2026	Construction and Building	9.81%	3M L+600	4,925	4,866	4,827
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	8.07%	1M L+500	9,593	9,234	7,674
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	9.62%	1M L+650	8,238	8,111	8,032
Plant Health Intermediate, Inc.	10/19/2022	Chemicals, Plastics and Rubber	8.87%	3M L+575	1,562	1,561	1,562
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	9.17%	3M L+550	2,580	2,500	2,309
Pragmatic Institute, LLC	7/6/2028	Education	9.30%	SOFR+575	11,250	11,056	11,138
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.41%	1M L+625	4,845	4,755	4,729
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/2026	Aerospace and Defense			1,888	-	-
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	1/29/2026	Leisure Products	9.92%	3M L+600	4,925	4,856	4,753
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	8.84%	3M L+550	12,564	12,354	11,291

Below is a listing of PSSL’s individual investments as of September 30, 2022 (continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	9.67%	3M L+600	5,013	$4,960	$4,963
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	8.62%	3M L+550	5,240	5,202	5,187
Schlesinger Global, Inc.	7/14/2025	Business Services	10.27%	SOFR+500	11,847	11,829	11,551
			(PIK 0.50%)
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,716	14,411	14,421
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,917	11,807	11,470
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,647	5,625	5,511
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,956	2,916	2,873
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,011	8,985
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	14,888	14,623	14,649
Teneo Holdings LLC	7/18/2025	Business Services	8.38%	3M L+625	2,786	2,757	2,623
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%	3M L+500	5,659	5,600	5,603
The Bluebird Group LLC	7/27/2026	Professional Services	10.67%	1M L+700	1,707	1,679	1,724
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	8.47%	3M L+525	12,957	12,952	12,859
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	8.62%	1M L+550	5,578	5,479	5,550
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	8.30%	3M L+475	8,744	8,604	8,482
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	8.87%	3M L+550	14,952	14,871	14,578
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	8.76%	3M L+625	5,468	5,450	5,441
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	7.76%	3M L+550	15,550	15,421	14,446
UBEO, LLC	4/3/2024	Capital Equipment	8.17%	3M L+450	17,390	17,305	17,129
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	SOFR+525	4,975	4,880	4,866
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.42%	3M L+575	12,684	12,438	8,473
			(PIK 3.0%)
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	9.45%	SOFR+550	8,546	8,506	8,261
Zips Car Wash, LLC	3/1/2024	Automobiles	10.35%	3M L+725	16,957	16,711	16,536

Total First Lien Secured Debt						767,316	751,628
Second Lien Secured Debt - 5.2%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	12.17%	3M L+850	3,000	2,963	2,955
Total Second Lien Secured Debt						2,963	2,955
Equity Securities - 0.3%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	139
Total Equity Securities						—	139
Total Investments - 1,335.9%						770,280	754,722
Cash and Cash Equivalents - 53.4%
BlackRock Federal FD Institutional 30						30,152	30,152
Total Cash and Cash Equivalents						30,152	30,152
Total Investments and Cash Equivalents —1,389.26%						$800,432	$784,874
Liabilities in Excess of Other Assets — (1,289.26)%							(728,378)
Members' Equity—100.0%							$56,496

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L”, Secured Overnight Financing Rate or "SOFR", or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSSL’s accounting policy.
(3)
Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	September 30, 2023	September 30, 2022
Assets
Investments at fair value (amortized cost—$804,608 and $770,280, respectively)	$785,859	$754,722
Cash and cash equivalents (cost—$77,446 and $30,152, respectively)	77,446	30,152
Interest receivable	5,179	3,025
Receivable for investment sold	—	3,637
Prepaid expenses and other assets	490	1,722
Due from affiliate	436	3,553
Total assets	869,410	796,811
Liabilities
Credit facility payable	48,600	259,500
2032 Asset-backed debt, net (par—$246,000)	243,973	243,365
2035 Asset-backed debt, net (par—$246,000)	243,483	—
Notes payable to members	240,100	217,350
Interest payable on Credit facility and asset backed debt	14,291	3,817
Payable for investments purchased	13,466	10,414
Interest payable on notes to members	6,488	4,719
Accrued expenses	859	1,150
Total liabilities	811,260	740,315
Commitments and contingencies
Members' equity	58,150	56,496
Total liabilities and members' equity	$869,410	$796,811

(1)
As of both September 30, 2023 and 2022, PSSL had $1.1 million and $2.5 million unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Year Ended September 30,
	2023	2022
Investment income:
Interest	$89,547	$53,006
Other income	1,297	1,188
Total investment income	90,844	54,194
Expenses:
Interest and expense on credit facility and asset-backed debt	42,797	18,410
Interest expense on notes to members	30,325	17,468
Administration fees	2,103	1,835
General and administrative expenses	1,116	1,156
Total expenses	76,341	38,869
Net investment income	14,503	15,325
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(6,328)	(14,948)
Net change in unrealized appreciation (depreciation) on investments	(3,171)	(3,695)
Net realized and unrealized gain (loss) on investments	(9,499)	(18,643)
Net increase (decrease) in members' equity resulting from operations	$5,004	$(3,318)
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

During the years ended September 30, 2023 and 2022, we declared distributions of $1.19 per share and $1.14 per share, respectively, for total distributions of $60.5 million and $46.7 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, the effect which was not material to the consolidated financial statements and the notes thereto.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, our debt portfolio consisted of 100% variable-rate investments. The variable-rate loans are usually based on a LIBOR, SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(7,230)	$(0.12)
Up 1%	7,230	0.12
Up 2%	14,461	0.25
Up 3%	21,691	0.37
Up 4%	28,929	0.49

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital, Ltd. (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Floating” refer to PennantPark Floating Rate Capital, Ltd. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2023. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

PennantPark Floating’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of PennantPark Floating, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of PennantPark Floating’s internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on such assessment management has determined that, as of September 30, 2023, we do not maintain effective internal control over financial reporting due to the material weaknesses described below.

A material weakness was identified in our internal control over financial reporting relating to procedures involving the operation of controls related to the review of quarterly cash and investment reconciliations. Additionally, a material weakness was identified in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. As a result of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included in this Annual Report on Form 10-K did not result in any material misstatements for the periods presented, other than the restatement discussed in Note 2 of the financial statements. If the material weaknesses are not remediate there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

Management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. We have begun the process of, and we are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate these material weaknesses. Our internal control remediation efforts include the following:

• Enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively;

• Enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively; and

• Enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

We believe our planned actions to enhance our processes and controls will address these material weaknesses, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Floating Rate Capital Ltd. and its Subsidiaries' (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated December 7, 2023 expressed an unqualified opinion on those consolidated financial statements and included an emphasis of matter paragraph regarding the information presented in the financial statements for the years ended September 30, 2022 and 2021, that have been restated to reclassify certain amounts presented therein.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Material weaknesses were identified in the operation of controls related to the Company’s quarterly review of cash and investment par value and quantity reconciliations, the review of interest income earned, and the review of the non-accrual classification of investments. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements for the year ended September 30, 2023, and this report does not affect our report dated December 7, 2023 on those financial statements.

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

December 7, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated December 7, 2023 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Emphasis of Matter

As discussed in Note 2 of the consolidated financial statements, the 2022 and 2021 financial statements have been restated to reclassify certain amounts presented within.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2023 and 2022 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $1.0 billion as of September 30, 2023. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $85.6 million as of September 30, 2023. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

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

•
With the assistance of our valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 fair value measurements. For a sample of investments, we evaluated both the reasonableness of the significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods, when applicable, by comparing the unobservable inputs to external sources, including, but not limited to:

o Historical operating results of the investee.

o Available market data for comparable companies.

o Subsequent events and transactions, where available.

We tested both the source information used to determine the unobservable input and the mathematical accuracy of the calculation used to compute the unobservable input for a sample of investments.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

December 7, 2023

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2023	September 30, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$768,240 and $882,570, respectively)	$772,178	$893,249
Controlled, affiliated investments (cost— $324,639 and $294,787, respectively)	294,996	271,005
Total of investments (cost—$1,092,878 and $1,177,357, respectively)	1,067,174	1,164,254
Cash and cash equivalents (cost—$100,555 and $51,525, respectively)	100,555	51,488
Interest receivable	10,423	7,543
Receivable for investments sold	—	3,441
Distribution receivable	565	—
Prepaid expenses and other assets	894	748
Total assets	1,179,611	1,227,474
Liabilities
Distributions payable	6,020	4,308
Payable for investments purchased	4,905	—
Credit Facility payable, at fair value (cost—$9,400 and $168,830, respectively) (See Notes 5 and 11)	9,400	167,563
2023 Notes payable, at fair value (par—$76,219 and $97,006, respectively) (See Notes 5 and 11)	76,219	96,812
2026 Notes payable, net (par—$185,000) (See Notes 5 and 11)	183,054	182,276
2031 Asset-Backed Debt, net (par—$228,000) (See Notes 5 and 11)	226,759	226,128
Interest payable on debt	8,615	8,163
Base management fee payable (See Note 3)	2,759	3,027
Performance-based incentive fee payable (See Note 3)	4,628	3,164
Accrued other expenses	1,287	765
Deferred tax liability	1,794	4,568
Due to Affiliates	566	3,608
Total liabilities	526,006	700,382
Commitments and contingencies (See Note 12)
Net assets
Common stock, 58,734,702 and 45,345,638 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	59	45
Paid-in capital in excess of par value	765,187	618,028
Accumulated deficit	(111,641)	(90,981)
Total net assets	$653,605	$527,092
Total liabilities and net assets	$1,179,611	$1,227,474
Net asset value per share	$11.13	$11.62

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2023	2022	2021
Investment income:
From non-controlled, non-affiliated investments:
Interest	$88,649	$68,413	$56,878
Dividend	6,279	2,308	—
Other income	1,899	4,278	4,153
From non-controlled, affiliated investments:
Interest	—	112	1,309
Other income	—	—	123
From controlled, affiliated investments:
Interest	31,047	16,724	11,241
Dividend	11,463	13,650	8,794
Other Income	—	—	196
Total investment income	139,337	105,485	82,694
Expenses:
Base management fee (See Note 3)	11,402	11,930	10,678
Performance-based incentive fee (See Note 3)	16,873	11,625	5,341
Interest and expenses on debt (See Note 11)	38,166	29,755	21,650
Administrative services expenses (See Note 3)	999	575	900
Other general and administrative expenses	3,422	2,618	1,201
Expenses before amendment costs, debt issuance costs and provision for taxes	70,862	56,503	39,770
Credit Facility amendment costs and debt issuance costs (See Notes 5 and 11)	—	—	2,898
Provision for taxes	984	400	400
Total expenses	71,846	56,903	43,068
Net investment income	67,491	48,582	39,626
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(15,892)	11,209	24,613
Non-controlled and controlled, affiliated investments	—	(22,315)	(37,409)
Provision for taxes on realized gain on investments	(263)	—	—
Net realized loss on investments	(16,155)	(11,106)	(12,796)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(6,707)	(22,009)	30,881
Controlled and non-controlled, affiliated investments	(5,858)	(2,503)	10,414
Provision for taxes on unrealized appreciation on investments	2,774	(4,568)	—
Debt depreciation (appreciation) (See Note 5 and 11)	(2,284)	(4,943)	(11,609)
Net change in unrealized (depreciation) appreciation on investments and debt	(12,075)	(34,023)	29,686
Net realized and unrealized (loss) gain from investments and debt	(28,230)	(45,129)	16,890
Net increase in net assets resulting from operations	$39,261	$3,453	$56,516
Net increase in net assets resulting from operations per common share (See Note 7)	$0.77	$0.08	$1.46
Net investment income per common share	$1.33	$1.18	$1.02

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

	Years Ended September 30,
	2023	2022	2021
Net increase in net assets from operations:
Net investment income	$67,491	$48,582	$39,626
Net realized loss on investments	(15,892)	(11,106)	(12,796)
Net change in unrealized appreciation (depreciation) on investments	(12,565)	(24,512)	41,295
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	2,774	(4,568)	—
Net change in provision for taxes on realized gain on investments	(263)	—	—
Net change in unrealized depreciation on debt	(2,284)	(4,943)	(11,609)
Net increase in net assets resulting from operations	39,261	3,453	56,516
Distributions to stockholders:
Distribution of net investment income	(60,451)	(46,685)	(44,207)
Distribution of realized gains	—	—	—
Total distributions to stockholders	(60,451)	(46,685)	(44,207)
Capital transactions
Public offering (See Note 1)	148,408	81,936	1,403
Offering costs	(705)	(2,223)	(371)
Net increase in net assets resulting from capital transactions	147,703	79,713	1,032
Net increase (decrease) in net assets	126,513	36,481	13,341
Net assets:
Beginning of year	527,092	490,611	477,270
End of year	$653,605	$527,092	$490,611
Capital share activity:
Shares issued from public offering	13,389,064	6,464,910	108,654

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$39,261	$3,453	$56,516
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (depreciation) appreciation on investments	12,565	24,512	(41,295)
Net change in unrealized (depreciation) appreciation on debt	2,284	4,943	11,609
Net realized loss on investments	15,892	11,106	12,796
Net accretion of discount and amortization of premium	(5,200)	(4,194)	(3,243)
Purchases of investments	(324,546)	(607,765)	(661,112)
Payment-in-kind interest	(1,296)	(1,389)	(3,020)
Proceeds from dispositions of investments	399,085	495,191	702,129
Amortization of deferred financing costs	1,408	737	961
(Increase) decrease in interest receivable	(2,880)	(2,097)	(1,772)
Decrease (increase) in receivable for investments sold	3,441	30,525	(33,966)
(Increase) decrease in dividend receivable	(565)	-	-
(Increase) decrease in prepaid expenses and other assets	(146)	(748)	173
Increase (Decrease) in payable for investments purchased	4,905	(13,546)	9,746
Increase (Decrease) in interest payable on debt	452	2,708	1,853
(Decrease) increase in base management fee payable	(268)	320	(70)
Increase (Decrease) in performance-based incentive fee payable	1,464	2,540	(1,448)
Increase (Decrease) in deferred tax liability	(2,774)	4,568	-
Increase (Decrease) in accrued other expenses	522	(826)	(285)
Increase (Decrease) in due to affiliates	(3,042)	3,383	225
Net cash (used in) provided by operating activities	140,562	(46,579)	49,797
Cash flows from financing activities:
Public offering	148,408	81,936	1,403
Offering costs	(705)	(1,973)	(364)
Distributions paid to stockholders	(58,739)	(46,067)	(44,207)
Repayment of 2023 Notes (See Notes 5 and 11)	(20,787)	(20,787)	(20,787)
Proceeds from 2026 Notes issuance (See Notes 5 and 11)	—	84,333	96,841
Borrowings under Credit Facility (See Notes 5 and 11)	65,000	147,254	346,500
Repayments under Credit Facility (See Notes 5 and 11)	(224,709)	(197,000)	(435,699)
Net cash provided by (used in) financing activities	(91,532)	47,696	(56,313)
Net decrease in cash and cash equivalents	49,030	1,117	(6,516)
Effect of exchange rate changes on cash	37	320	(945)
Cash and cash equivalents, beginning of year	51,488	50,051	57,512
Cash and cash equivalents, end of year	$100,555	$51,488	$50,051
Supplemental disclosures:
Interest paid	$36,306	$26,091	$18,837
Taxes paid	$530	$1,167	$405
Non-cash exchanges and conversions	$3,393	$50,352	$20,491

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—118.1% (3), (4)
First Lien Secured Debt—101.9%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.99%	3M SOFR+660	1,520	$1,499	$1,512
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/22/2028	Commercial Services & Supplies	—	—	528	—	5
A1 Garage Merger Sub, LLC LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	(4)
Ad.net Acquisition, LLC	05/07/2026	Media	11.65%	3M SOFR+626	4,888	4,846	4,863
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	11.65%	3M SOFR+626	622	622	619
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—	—	622	—	(3)
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	11.79%	3M SOFR+640	13,958	13,859	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	11.04%	3M SOFR+565	13,786	13,755	13,545
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	05/23/2024	Media	12.04%	3M SOFR+665	2,212	2,186	2,184
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7), (9)	05/23/2024	Media	—	—	2,869	—	(50)
Any Hour Services	07/21/2027	Energy Equipment and Services	11.22%	3M SOFR+585	6,395	6,326	6,267
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—	—	1,147	—	(23)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	10.52%	3M SOFR+525	6,160	6,132	6,145
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	11.04%	3M SOFR+550	294	294	294
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	10.68%	3M SOFR+525	12,826	12,732	12,793
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Diversified Consumer Services	10.86%	3M SOFR+525	1,153	1,153	1,150
Apex Service Partners, LLC (Revolver) (7), (9)	07/31/2025	Diversified Consumer Services	—	—	692	—	(2)
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	3M SOFR+615	8,891	8,784	8,714
Applied Technical Services, LLC (Unfunded Term Loan)	12/29/2026	Commercial Services & Supplies	—	—	582	—	(6)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	13.25%	3M SOFR+475	509	509	499
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—	—	764	—	(15)
Arcfield Acquisition Corp.	08/03/2029	Aerospace and Defense	11.62%	1M SOFR+625	6,526	6,429	6,461
Arcfield Acquisition Corp. (Revolver) (9)	08/04/2028	Aerospace and Defense	—	—	1,379	—	(14)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	11.14%	3M SOFR+575	4,950	4,862	4,604
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare Equipment and Supplies	11.81%	1M SOFR+650	107	107	107
BioDerm, Inc. (Revolver) (9)	01/31/2028	Healthcare Equipment and Supplies	—	—	964	—	(5)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	11.79%	3M SOFR+640	631	628	622
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan	09/17/2026	Distributors	—	—	2,624	—	(26)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distributors	13.75%	3M SOFR+525	274	274	270
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	2,469	—	(37)
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	11.50%	3M SOFR+626	3,324	3,324	3,324
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	12.43%	3M SOFR+688	25,674	25,499	25,224
By Light Professional IT Services, LLC (Revolver) (7)(9)	05/16/2025	High Tech Industries	—	—	3,507	—	(61)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	12.07%	3M SOFR+665	980	980	980
			(PIK 9.50%)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	11.39%	3M SOFR+600	13,076	12,907	13,076
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	11.39%	3M SOFR+600	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7)(9)	06/14/2028	Distributors	—	—	927	—	-
CF512, Inc.	08/20/2026	Media	11.59%	3M SOFR+619	5,980	5,930	5,860
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—	—	955	—	(19)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	10.15%	3M SOFR+476	1,564	1,562	1,564
Challenger Performance Optimization, Inc.	08/31/2024	Business Services	12.18%	3M L+675	237	237	230
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.99%	3M SOFR+525	8,925	8,891	8,925
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	10.94%	3M SOFR+555	141	141	141
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	1,265	—	—
Connatix Buyer, Inc.	07/13/2027	Media	11.16%	1M SOFR+576	3,814	3,761	3,681
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—	—	1,234	—	(43)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.90%	3M SOFR+551	882	871	878
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	10.90%	3M SOFR+551	135	135	134
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—	—	202	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal Products	11.24%	3M SOFR+585	4,383	4,328	4,383
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.79%	3M SOFR+640	16,266	16,142	16,070
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	1,426	—	(17)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	11.93%	1M SOFR+650	3,445	3,407	3,393
ECL Entertainment, LLC	08/31/2030	Hotels, Restaurants and Leisure	10.14%	1M SOFR+475	5,000	4,900	4,985
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	10.43%	1M SOFR+510	4,599	4,599	4,599
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000	—	—
EDS Buyer, LLC - Unfunded Term Loan	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	6,750	—	(17)
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,025	—	(30)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	13.15%	3M SOFR+776	7,645	7,651	5,352
ETE Intermediate II, LLC (Revolver) (9)	05/25/2029	Diversified Consumer Services	—	—	1,656	—	(28)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(14)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.43%	1M SOFR+710	4,569	$4,488	$4,500
Five Star Buyer, Inc. - DDTL B Unfunded	02/23/2028	Hotels, Restaurants and Leisure	—	—	837	-	(13)
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	-	(11)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	215	215
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.96%	3M SOFR+660	3,279	3,252	3,115
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.98%	3M SOFR+550	736	729	729
Graffiti Buyer, Inc. (7), (9)	12/8/2023	Trading Companies & Distributors	—	—	332	—	—
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	10.98%	3M SOFR+575	269	269	266
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	596	—	(6)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	3M SOFR+560	4,172	4,112	4,068
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.92%	1M SOFR+560	335	335	327
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	415	—	(10)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	6M SOFR+585	4,913	4,835	4,913
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	—
HW Holdco, LLC	12/10/2024	Media	11.70%	3M SOFR+640	9,000	8,973	8,865
HW Holdco, LLC (Revolver)	12/10/2024	Media	11.82%	3M SOFR+640	116	116	114
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,335	—	(20)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	11.45%	3M SOFR+610	4,428	4,356	4,362
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(8)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(18)
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.50%	3M SOFR+715	14,803	14,656	14,803
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	3M SOFR+685	2,089	2,089	2,089
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Commercial Services & Supplies	—	—	1,135	—	—
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.17%	1M SOFR+585	3,178	3,143	3,178
Infolinks Media Buyco, LLC- Unfunded Term Loan	11/01/2023	Media	—	—	387	—	4
Integrated Data Services (Revolver) (9)	08/01/2029	Professional Services	—	—	3,096	—	(72)
Integrative Nutrition, LLC	01/31/2025	Consumer Services	12.54%	3M SOFR+715	15,521	15,457	14,590
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.57%	3M SOFR+615	15,666	15,553	15,509
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	8,000	-	(40)
Integrity Marketing Acquisition, LLC (Revolver) (7), (9)	08/27/2026	Insurance	—	—	511	-	-
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.05%	1M SOFR+560	500	500	490
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	165	—	(3)
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+761	4,988	4,894	4,888
Inventus Power, Inc. (Revolver) (7), (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(35)
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	3M SOFR+615	17,253	16,999	16,995
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	3,435	—	(52)
Lash OpCo, LLC	02/18/2027	Personal Products	11.88%	1M SOFR+675	10,404	10,264	10,300
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.15%	3M SOFR+675	2,086	2,086	2,065
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	986	—	(10)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.83%	1M SOFR+643	7,544	7,537	7,454
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	11.02%	3M SOFR+565	1,721	1,721	1,700
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.79%	3M SOFR+640	3,709	3,677	3,663
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	789	—	(10)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.67%	1M SOFR+535	22,543	22,282	22,317
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	(25)
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	11.79%	3M SOFR+640	400	394	392
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Construction & Engineering	—	—	2,424	—	(12)
LJ Avalon Holdings, LLC (Revolver) (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	(23)
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	12.39%	3M SOFR+700	19,263	18,894	18,974
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	12.39%	3M SOFR+700	1,861	1,861	1,833
Loving Tan Intermediate II, Inc. (Revolver)(7)(9)	05/31/2028	Personal Products	—	—	1,523	—	(23)
Lucky Bucks, LLC (6)	07/20/2027	Hotels, Restaurants and Leisure	0.00%	—	4,489	4,210	1,182
Lucky Bucks, LLC - DIP	10/20/2023	Hotels, Restaurants and Leisure	15.30%	3M SOFR+1000	160	158	160
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.99%	3M SOFR+550	3,674	3,564	3,481
Mars Acquisition Holdings Corp.	05/14/2026	Media	11.04%	3M SOFR+565	8,728	8,616	8,640
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	2,435	—	(24)
MBS Holdings, Inc. (Revolver)	04/16/2027	Internet Software and Services	11.17%	1M SOFR+585	185	185	182
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	972	—	(15)
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	11.09%	3M SOFR+625	2,041	2,003	1,997
MDI Buyer, inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	10.91%	3M SOFR+600	361	361	353
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	412	—	(5)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	3M SOFR+565	1,978	1,954	1,929
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,103	—	(17)
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	(142)
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(42)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	10.65%	SOFR +515	3,571	3,560	3,553
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	707	—	(1)
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	1,325	—	(6)
Municipal Emergency Services, Inc.	10/01/2027	Distributors	11.04%	3M SOFR+565	1,181	1,144	1,155
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distributors	—	—	387	—	(9)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	(28)
Municipal Emergency Services, Inc. (Revolver) (7)	10/01/2027	Distributors	11.04%	3M SOFR+565	379	379	370
Municipal Emergency Services, Inc. (Revolver) (7), (9)	10/01/2027	Distributors	—	—	568	—	(12)
Neptune Flood Incorporated - Revolver Unfunded	05/09/2029	Insurance	—	—	541	—	—
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(34)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	11.74%	3M SOFR+635	41,489	$40,662	$40,659
NORA Acquisition, LLC (Revolver) (7), (9)	08/31/2029	Healthcare Providers and Services	—	—	5,479	—	(110)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.68%	1M SOFR+636	8,516	8,397	8,516
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	12.84%	6M SOFR+725	4,900	4,828	4,459
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	(77)
Output Services Group, Inc. (6)	06/27/2026	Business Services	0.00%	—	4,923	4,469	960
Owl Acquisition, LLC	02/04/2028	Professional Services	10.80%	6M SOFR+550	3,893	3,797	3,834
Ox Two, LLC	05/18/2026	Construction and Building	12.90%	3M SOFR+751	22,736	22,513	22,338
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	3,387	—	(59)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Diversified Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	12.42%	1M SOFR+710	5,612	5,538	5,050
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(229)
PlayPower, Inc.	05/08/2026	Leisure Products	10.92%	3M SOFR+565	3,401	3,386	3,248
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—	—	2,290	—	(80)
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	11.17%	3M SOFR+575	1,526	1,526	1,458
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.74%	3M SOFR+635	6,647	6,578	6,547
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	11.74%	3M SOFR+635	670	670	660
Questex, LLC	09/09/2024	Media: Diversified and Production	9.81%	3M SOFR+425	6,731	6,706	6,731
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	1,197	—	-
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	11.24%	3M SOFR+585	210	210	210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	315	—	—
Recteq, LLC	01/29/2026	Leisure Products	12.54%	3M SOFR+715	1,463	1,448	1,419
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(39)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.13%	3M SOFR+576	16,962	16,875	14,842
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	10.54%	3M SOFR+515	7,939	7,903	7,828
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.42%	1M SOFR+510	114	114	112
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	795	—	(11)
Riverside Assessments, LLC	03/10/2025	Professional Services	11.29%	3M SOFR+590	15,199	15,075	15,047
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan	06/15/2029	Professional Services	—	—	1,146	—	—
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	06/15/2029	Professional Services	—	—	860	—	(13)
Sales Benchmark Index LLC	01/03/2025	Professional Services	11.59%	3M SOFR+620	2,596	2,581	2,583
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	(7)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+760	3,439	3,425	3,405
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.92%	1M SOFR+760	280	280	277
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	801	—	(8)
Schlesinger Global, Inc.	07/14/2025	Professional Services	12.07%	3M SOFR + 715	14,490	14,428	14,019
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	12.52%	3M SOFR+715	1,495	1,495	1,446
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	375	—	(12)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.54%	3M SOFR+615	1,921	1,895	1,863
Sigma Defense Systems, LLC	12/18/2025	IT Services	14.04%	3M SOFR+865	10,277	10,123	10,123
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	14.04%	3M SOFR+865	1,835	1,835	1,807
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	786	—	(12)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	12.04%	1M L+665	9,708	9,688	9,708
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,747	—	—
Skopima Consilio Parent, LLC	05/17/2028	Business Services	9.93%	1M SOFR+450	600	588	587
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.97%	3M SOFR+450	2,437	2,437	2,190
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	10.11%	1M SOFR+450	1,508	1,508	1,355
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	108	—	(11)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	12.37%	1M SOFR+700	4,657	4,650	4,638
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	833	—	(3)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	11.03%	SOFR + 565	2,061	2,037	2,016
Spendmend Holdings LLC - Unfunded Term Loan	03/01/2024	Healthcare Technology	—	—	1,707	—	(25)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	11.03%	1M SOFR+565	357	357	349
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	(12)
STV Group Incorporated	12/11/2026	Construction & Engineering	10.67%	1M SOFR+535	4,752	4,724	4,657
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.49%	6M SOFR+615	18,373	18,109	18,171
System Planning and Analysis, Inc. (Revolver) (9) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	5,188	—	(57)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	10.67%	1M SOFR+535	5,733	5,683	5,725
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	3M SOFR+665	5,421	5,374	5,340
The Bluebird Group LLC	07/28/2026	Professional Services	12.79%	3M SOFR+740	2,368	2,331	2,359
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	(3)
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	11.67%	1M SOFR+635	1,979	1,949	1,961
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	11.67%	1M SOFR+635	305	305	303
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	606	—	(5)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	10.90%	3M SOFR+565	4,813	4,793	4,813
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.81%	3M SOFR+640	4,316	4,280	4,316
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.90%	3M SOFR+565	11,928	11,803	10,879
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,040	—	(94)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Walker Edison Furniture, LLC - Term Loan	03/31/2027	Wholesale	12.18%		1M SOFR+685	3,521	$3,521	$3,521
Walker Edison Furniture Company, LLC - Funded Junior Revolver	03/31/2027	Wholesale	11.68%		1M SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Wholesale	—		—	333	—	—
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	10.54%		3M SOFR+515	7,646	7,579	7,570
Wildcat Buyerco, Inc. (Revolver) (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	534	—	(5)
Zips Car Wash, LLC	03/01/2024	Automobiles	12.67%		1M SOFR+735	13,249	13,206	12,818
Total First Lien Secured Debt							683,940	665,725
Second Lien Secured Debt—0.0%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	—	(6)	—	1,161	965	-
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.50%		3M SOFR+1,010	150	148	149
Total Second Lien Secured Debt							1,113	149
Preferred Equity— 1.8% (6)
Ad.net Holdings, Inc. (7)	—	Media	—		—	6,720	672	757
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	2,018	1,633
Cartessa Aesthetics, LLC (Preferred) (8)	—	Distributors	—		—	1,437,500	1,438	2,007
Gauge Lash Coinvest LLC (Preferred)	—	Personal Products	—		—	108,546	586	1,319
Gauge Schlesinger Coinvest LLC (Preferred Equity)	—	Professional Services	—		—	64	64	47
Imagine Topco, LP	—	Software	8.00%		—	1,236,027	1,236	1,246
Magnolia Topco LP - Class A Preferred Equity (8)	—	Automobiles	—		—	5	5	6
Magnolia Topco LP - Class B Preferred Equity (8)	—	Automobiles	—		—	28	17	24
Mars Intermediate Holdings II, Inc. (7)	—	Media	—		—	835	835	1,112
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—		—	733	733	489
ORL Holdco, Inc. (7)	—	Consumer Finance	—		—	1,327	133	-
PL Acquisitionco, LLC (Preferred Equity)	—	Textiles, Apparel and Luxury Goods	—		—	61	61	66
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%		—	1,323	1,323	2,158
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—		—	409	409	598
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—		—	37	35	45
UniTek Global Services, Inc. -	—	Telecommunications	20.00%		—	343,861	344	64
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%		—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%		—	1,047,317	670	—
Total Preferred Equity							11,028	11,571
Common Equity/Warrants— 14.5% (6)
A1 Garage Equity, LLC(8)	—	Commercial Services & Supplies	—		—	647,943	648	691
Ad.net Holdings, Inc. (7)	—	Media	—		—	7,467	75	—
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Goods: Durable	—		—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—		—	805,164	805	1,074
AG Investco LP (7), (8), (9)	—	Software	—		—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—		—	1,437,500	1,437	1,456
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	—	—
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—		—	4,678	5,000	4,516
BioDerm Holdings, LP	—	Healthcare Equipment and Supplies	—		—	1,313	1,313	1,514
Burgess Point Holdings, LP	—	Auto Components	—		—	100	100	109
By Light Investco LP (7), (8)	—	High Tech Industries	—		—	22,789	849	11,610
Connatix Parent, LLC (7)	—	Media	—		—	38,278	421	222
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—		—	130	120	199
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—		—	760,273	747	1,358
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—		—	244,597	—	—
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—		—	20	251	463
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—		—	1,125,000	1,125	1,062
Exigo, LLC	—	Software	—		—	541,667	542	612
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—		—	21,665	727	3,062
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—		—	7,566	—	—
Five Star Parent Holdings, LLC	—	Hotels, Restaurants and Leisure	—		—	655,714	656	800
Gauge ETE Blocker, LLC	—	Diversified Consumer Services	—		—	374,444	374	371
Gauge Lash Coinvest LLC (7)	—	Personal Products	—		—	1,485,953	227	6,810
Gauge Loving Tan, LP	—	Personal Products	—		—	2,481,781	2,482	2,088
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—		—	465	476	344
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—		—	391,144	—	1,153
GCOM InvestCo LP (7)	—	IT Services	—		—	19,184	3,342	3,165
Go Dawgs Capital III, LP	—	Building Products	—		—	324,675	325	711
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—		—	450,000	448	338
HPA SPQ Aggregator LP	—	Professional Services	—		—	750,399	750	751
HV Watterson Holdings, LLC	—	Professional Services	—		—	100,000	100	111
Icon Partners V C, L.P.	—	Internet Software and Services	—		—	1,863,863	1,864	1,671
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—		—	636,137	—	(66)
IIN Group Holdings, LLC	—	Consumer Services	—		—	1,000	1,000	—
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—		—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—		—	1,218,045	1,218	1,642
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—		—	5,811	573	844
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—		—	116,032	1,160	1,268
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—		—	46,763	117	144

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Kentucky Racing Holdco, LLC (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	883
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,508
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	775
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,588
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,736
Magnolia Topco LP - Class A Common Equity (8)	—	Automobiles	—	—	5,144	—	—
Magnolia Topco LP - Class B Common Equity (8)	—	Automobiles	—	—	28,231	—	—
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	468
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,077	1,155
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	805	—
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	2,230
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,448	101
NORA Parent Holdings, LLC	—	Healthcare Providers and Services	—	—	2,544	2,544	2,544
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	223
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,614	3,768
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	650
OHCP V BC COI, L.P. (9)	—	Distributors	—	—	506,250	—	(64)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	—
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,345
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	1,006
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	55
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	611	238
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	312
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	446
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	26
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,052
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)	—	Professional Services	—	—	64,634	646	515
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	235
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	1,784
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	247
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	24	23	1,098
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	161	178
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	524	850
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	219,056	206	388
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	146,550	—	—
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—	—	21,527	21	212
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	1
UniTek Global Services, Inc.(C)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (W)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	362	555
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	653
Walker Edison Holdco LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	1,766
WCP IvyRehab QP CF Feeder, LP(8)	—	Healthcare Providers and Services	—	—	3,715,012	3,754	4,319
WCP IvyRehab QP CF Feeder, LP (8), (9)	—	Healthcare Providers and Services	—	—	284,988	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	794
Total Common Equity/Warrants						72,159	94,733
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						768,240	772,178
Investments in Controlled, Affiliated Portfolio Companies—45.1% (3), (4)
First Lien Secured Debt—36.8%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.94%	3M SOFR+550	3,582	3,582	3,582
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.94%	3M SOFR+550	26,771	20,931	26,770
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	13.33%	3M SOFR+800	210,088	210,088	210,088
Total First Lien Secured Debt						234,601	240,440
Equity Interests—8.3%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	3,675
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	90,038	90,038	50,881
Total Equity Interests						90,038	54,556
Total Investments in Controlled, Affiliated Portfolio Companies						324,639	294,996
Total Investments—163.3%						1,092,878	1,067,174
Cash and Cash Equivalents—15.3%
Money Market - BlackRock Federal FD Institutional 30						100,555	100,555
Total Cash and Cash Equivalents						100,555	100,555
Total Investments and Cash Equivalents—178.6%						$1,193,433	$1,167,729
Liabilities in Excess of Other Assets—(78.6)%							(514,124)
Net Assets—100.0%							$653,605

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2023, qualifying assets represent 76% of our total assets and non-qualifying assets represent 24% of our total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2022

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	$835	$976
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	2,018	2,537
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	1,042
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	144
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323	1,674
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	409	409	116
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	37	40
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						10,297	9,945
Common Equity/Warrants— 18.1% (6)
Ad.net Holdings, Inc. (7),(8)	—	Media	—	—	7,467	75	98
Affinion Group Holdings, Inc. (Warrants)(7)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,127
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,438	906
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	—	480
Athletico Holdings, LLC	—	Healthcare Providers and Services	—	—	4,678	5,000	4,758
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	101
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,090	193	18,085
By Light Investco LP (7), (8), (9)	—	High Tech Industries	—	—	3,223	—	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	1,651
(PRA Events, Inc.) (7), (8)
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	459
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	140
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	615,484	602	1,255
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	389,386	—	—
ECM Investors, LLC (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	295,982	65	633
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	348
Exigo, LLC	—	Software	—	—	541,667	542	478
Express Wash Topco, LLC	—	Automobiles	—	—	20,000	100	102
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,083	711	2,142
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	9,488	—	—
Gauge InfosoftCoInvest, LLC	—	Media: Broadcasting and Subscription	—	—	500	144	2,471
(The Infosoft Group, LLC) (7)
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	7,030
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	496
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,558
GCOM InvestCo LP (7),(8)	—	IT Services	—	—	19,184	3,342	4,626
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	377
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	450	477
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	87
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,851,852	1,852	1,989
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	648,148	—	—
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	54
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	754
ITC Infusion Co-invest, LP	—	Healthcare Equipment and Supplies	—	—	81,313	813	857
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	5,232
JWC-WE Holdings, L.P.	—	Wholesale	—	—	1,948	568	—
(Walker Edison Furniture Company LLC) (7), (8)
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,458
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	643
Kentucky Racing Holdco, LLC (Warrants) (7), (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	961
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	800
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	255
MDI Aggregator, LP	—	Commodity Chemicals	—	—	668,747	670	669
Meadowlark Title, LLC	—	Professional Services	—	—	819,231	819	901
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,288	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	1,505
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,450	279
North Haven Saints Equity Holdings, LP	—	Healthcare Technology	—	—	223,602	224	237
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	310
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,729	2,917
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	636
OHCP V BC COI, L.P. (8) (9)	—	Distributors	—	—	506,250	—	(73)
Oral Surgery (ITC) Holdings, LLC (7),(8)	—	Healthcare Equipment and Supplies	—	—	3,872	83	231
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	261
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,892
Pink Lily Holdco, LLC (PL Acquisitions, LLC)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	914

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	$611	$611
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	352
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	25	24
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,091
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7), (8)	—	Professional Services	—	—	64,634	646	634
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	296
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	—
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	373
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	500	680
Class A (US Dominion, Inc.) (7)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	500	—	1,463
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	160
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	488,372	488	621
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)	—	Media	—	—	216,925	209	366
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	148,681	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	—
UniTek Global Services, Inc. (7)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (Warrants) (7)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	378	454
WCP IvyRehab QP CF Feeder, LP	—	Healthcare Providers and Services	—	—	3,762,257	3,762	3,762
WCP IvyRehab QP CF Feeder, LP (9)	—	Healthcare Providers and Services	—	—	237,743	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7), (8)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	596
Total Common Equity/Warrants						55,418	94,050
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						882,570	893,249
Investments in Controlled, Affiliated Portfolio Companies—51.4% (3), (4)
First Lien Secured Debt—41.8%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	8.19%	3M L+525	3,582	3,582	3,582
			(PIK 5.25%)
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	8.19%	3M L+525	26,771	19,518	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	10.71%	3M L+800	190,181	190,181	190,182
Total First Lien Secured Debt						213,281	220,535
Equity Interests—9.6%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	1,036
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	81,506	81,506	49,434
Total Equity Interests						81,506	50,470
Total Investments in Controlled, Affiliated Portfolio Companies						294,787	271,005
Total Investments—220.9%						1,177,357	1,164,254
Cash and Cash Equivalents —9.1%
BlackRock Federal FD Institutional 30						38,209	38,209
BNY Mellon Cash						13,243	13,279
Total Cash and Cash Equivalents						51,452	51,488
Total Investments and Cash Equivalents —230.0%						$1,228,809	$1,215,742
Liabilities in Excess of Other Assets —(130.0)%							(688,650)
Net Assets—100.0%							$527,092

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

SEPTEMBER 30, 2023

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

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $386 million at SOFR (or an alternative risk-free floating interest rate index) plus 236 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 11.

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

On August 20, 2021, we entered into equity distribution agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $75 million under an at-the-market offering (“ATM Program”). The equity distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the dquity distribution agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the equity distribution agreements and entered into new equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each, as "Sales Agent," and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an ATM Program. On August 11, 2023 we amended the Equity Distribution Agreements with each of the Sales Agents (together, the “Amended and Restated Equity Distribution Agreements”) to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the years ended September 30, 2023, and 2022 we issued 9,089,064 and 2,464,910 shares of our Common Stock, respectively, under the ATM Program at a weighted-average price of $11.03 and $13.12 per share, respectively, raising $100.2 million and $31.9 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $0.5 million and $0.1 million, respectively, of legal and other offering costs associated with establishing the ATM Program. As of September 30, 2023, and 2022, we had $154.1 million and $41.3 million available under the ATM Program.

Since inception of the ATM Program through September 30, 2023, we issued 11,662,628 shares of our Common Stock under the ATM Program at a weighted-average price of $11.44, raising $133.5 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $1.0 million of legal and other offering costs associated with establishing the ATM Program.

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

Restatement of Previously Issued Financial Statements

During the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSSL and PTSF in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. The impact of the error correction is reflected as a $3.6 million increase to cash and cash equivalents and offsetting increase to due to affiliates on the consolidated statement of assets and liabilities as of September 30, 2022 and an increase in due to affiliates within operating activities on the consolidated statement of cash flows totaling $3.4 million and $0.2 million, respectively for the years ended September 30, 2022 and 2021. There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of September 30, 2022. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the years ended September 30, 2022 and 2021. The corrections were reported in the year ended September 30, 2023.

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

SEPTEMBER 30, 2023

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2023, we had three portfolio companies on non-accrual, representing 0.9% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, we had two portfolio companies on non-accrual, representing 0.9% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the years ended September 30, 2023, 2022 ,and 2021, we recorded a provision for taxes on net investment income of $1.0 million, $0.4 million and $0.4 million, respectively, pertaining to federal excise tax.

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

For the year ended September 30, 2023, the Company recognized a provision for taxes of $(2.8) million on unrealized appreciation on investments by the Taxable Subsidiary. For the year ended September 30, 2022, the Company recognized a provision for taxes of $4.6 million on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of September 30, 2023 and 2022, $1.8 million and $4.6 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of September 30, 2023 and 2022, $0.3 million and zero, respectively, the Company recognized a provision for taxes on realized gain on investments held by the Taxable Subsidiary. During the year ended September 30, 2023, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary which were offset by subsequent realized losses, resulting in a $1.2 million prepaid tax asset as of September 30, 2023 included under prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities.

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

SEPTEMBER 30, 2023

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

Base Management Fee

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2023, 2022,and 2021, the Investment Adviser earned a base management fee of $11.4 million, $11.9 million, and $10.7 million, respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser earned $16.9 million, $11.6 million, and $5.3 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for but, not payable, under GAAP on our unrealized and realized capital gains for the years ended September 30, 2023, 2022, and 2021 was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2023, 2022, and 2021, we reimbursed the Administrator approximately $1.0 million, $0.6 million, and $1.1 million , respectively, including expenses the Administrator incurred for services described above.

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

(c) Other Related Party Transactions

During the years ended September 30, 2023, 2022, and 2021, the Company made no purchases from and sold no investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Net realized losses on those sales for the same periods amounted to zero, zero, and zero, respectively.

For the years ended September 30, 2023, 2022, and 2021, we sold $158.2 million, $275.6 million, and $285.8 million of investments, respectively, in investments to PSSL at fair value and recognized $(0.2) million, $0.8 million, and $0.4 million of net realized gains (loss) for the same periods, respectively.

As of September 30, 2023 and 2022, PFLT had payable to PSSL and PTSF of $0.6 million and $3.6 million, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and PTSF from PFLT in connection with trades between the funds.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

For the years ended September 30, 2023 and 2022, we sold no investments to PTSF.
4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2023, 2022, and 2021 totaled $325.8 million, $609.2 million, and $664.1 million, respectively. Sales and repayments of investments for the same years totaled $399.1 million, $495.2 million, and $702.1 million, respectively.

Investments and cash and cash equivalents consisted of the following (in thousands):

	September 30, 2023		September 30, 2022
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$708,452	$696,078	$838,842	$819,461
First lien in PSSL	210,088	210,088	190,181	190,181
Second lien	1,113	149	1,113	147
Equity	83,188	109,978	65,715	105,031
Equity interests in PSSL	90,038	50,881	81,506	49,434
Total investments	1,092,878	1,067,174	1,177,357	1,164,254
Cash and cash equivalents	100,555	100,555	51,525	51,488
Total investments and cash and cash equivalents	$1,193,433	$1,167,729	$1,228,882	$1,215,742

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2023 (1)	September 30, 2022 (1)
Media	9%	7%
Healthcare Providers and Services	9	3
Personal Products	8	7
Professional Services	7	9
Aerospace and Defense	6	4
Media: Diversified and Production	6	5
High Tech Industries	5	5
Healthcare Technology	4	4
Commercial Services & Supplies	4	5
IT Services	4	6
Diversified Consumer Services	3	4
Electronic Equipment, Instruments, and Components	3	3
Construction and Building	3	3
Insurance	3	2
Distributors	3	2
Chemicals, Plastics and Rubber	2	2
Business Services	2	3
Consumer Services	2	2
Capital Equipment	2	4
Automobiles	2	1
Hotels, Restaurants and Leisure	2	1
Healthcare Equipment and Supplies	1	2
Financial Services	1	1
Construction & Engineering	1	0
Diversified Financial Services	1	2
Leisure Products	1	1
Air Freight and Logistics	1	1
Textiles, Apparel and Luxury Goods	1	1
Energy Equipment and Services	1	1
Internet Software and Services	1	1
Food Products	1	1
Wholesale	1	1
Banking, Finance, Insurance & Real Estate	1	1
Consumer Finance	1	1
All Other	2	4
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2023 and 2023, PSSL had total assets of $869.4 million and $796.8 million, respectively, and its investment portfolio consisted of investments in 105 and 95 portfolio companies, respectively. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSSL was $19.3 million and the five largest investments totaled $86.9 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2023, and 2022, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (additional $27.6 million unfunded) and $190.2 million (additional $19.9 million unfunded), respectively, and equity interests of $90.0 million (additional $11.8 million unfunded) and $81.5 million (additional $8.5 million unfunded), respectively.

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

In August 2023 PSSL entered into a $260.0 million (decreased from $325.0 million) senior secured revolving credit facility which bears interest at daily simple SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO VI, LLC, a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt is scheduled to mature in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Preferred Shares of CLO VI, LLC

Below is a summary of PSSL’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2023	September 30, 2022
Total investments	$785,859	$754,722
Weighted average cost yield on income producing investments	12.1%	9.6%
Number of portfolio companies in PSSL	105	95
Largest portfolio company investment	$18,463	$19,250
Total of five largest portfolio company investments	$83,365	$86,872

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

Below is a listing of PSSL’s individual investments as of September 30, 2023 (par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,347.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+660	2,940	$2,886	$2,925
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+626	8,798	8,723	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.24%	SOFR+600	12,852	12,535	12,338
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.04%	SOFR+550	5,001	4,971	4,913
Anteriad Holdings Inc (fka MeritDirect) March 2023	5/23/2024	Media: Advertising, Printing & Publishing	12.04%	SOFR+650	4,875	4,817	4,814
Any Hour Services	7/21/2027	Professional Services	11.59%	SOFR+585	7,510	7,348	7,360
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	11.04%	SOFR+550	2,187	2,187	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.69%	SOFR+525	11,013	10,972	10,985
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	SOFR+615	9,579	9,475	9,387
Applied Technical Services, LLC - DDTL Unfunded (3)	12/29/2026	Commercial Services & Supplies			194	-	(2)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	9,218	9,093	9,126
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	4,950	4,863	4,604
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.79%	SOFR+640	15,132	14,928	14,905
Broder Bros., Co.	12/4/2025	Consumer Products	11.50%	SOFR+626	2,349	2,349	2,349
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.67%	SOFR+525	447	418	420
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.43%	SOFR+688	13,821	13,778	13,579
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.07%	SOFR+665	4,011	4,010	4,011
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.39%	SOFR+600	9,636	9,509	9,636
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+619	6,820	6,722	6,684
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.15%	SOFR+476	5,499	5,455	5,499
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+675	9,232	9,201	8,955
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.32%	SOFR+400	6,797	6,559	6,445
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+576	3,815	3,762	3,681
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.90%	SOFR+551	2,089	2,067	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	11.24%	SOFR+585	14,712	14,511	14,712
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	2,627	2,418	2,394
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.79%	SOFR+640	14,429	14,376	14,256
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.89%	SOFR+650	10,904	10,838	10,740
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.07%	SOFR+475	5,000	4,900	4,985
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.64%	SOFR+625	8,955	8,833	8,821
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	11.00%	SOFR+550	2,219	2,200	2,171
Exigo Intermediate II, LLC	3/15/2027	Software	11.17%	SOFR+585	12,675	12,505	12,422
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,404	12,154	12,193
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	10,195	10,143	10,114
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.96%	SOFR+660	3,736	3,724	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.99%	SOFR+575	2,345	2,316	2,322
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	SOFR+560	2,250	2,217	2,194
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	4,913	4,838	4,913
HW Holdco, LLC	12/10/2024	Media	11.75%	SOFR+640	3,014	2,988	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.72%	SOFR+535	9,248	9,075	9,110
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.51%	SOFR+715	16,453	16,257	16,453
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	SOFR+685	6,090	5,979	6,090
Integrated Data Services	8/1/2029	Business Services	11.87%	SOFR+650	18,904	18,532	18,463
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.54%	SOFR+700	11,105	11,083	10,439
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+575	5,906	5,851	5,847
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.93%	SOFR+761	8,246	8,097	8,081
ITI Holdings, Inc.	3/3/2028	IT Services	11.06%	SOFR+560	3,940	3,886	3,861
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	15,509	15,487	15,509
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	SOFR+615	16,662	16,346	16,412
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+675	14,210	13,989	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.74%	SOFR+643	15,042	14,997	14,862
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.70%	SOFR+535	12,056	11,911	11,935
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.77%	SOFR+640	2,585	2,537	2,534
Loving Tan Intermediate II, Inc.	5/26/2028	Consumer Products	12.39%	SOFR+700	7,481	7,337	7,369
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,182
Lucky Bucks. LLC - OpCo DIP Loans	9/30/2025	Hotel, Gaming and Leisure	15.33%	SOFR+1000	160	158	160
MAG DS Corp	4/1/2027	Aerospace and Defense	10.99%	SOFR+550	2,097	2,007	1,986
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,006	2,845	2,228
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,782	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+565	11,588	11,476	11,472
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.17%	SOFR+585	7,859	7,758	7,749
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.32%	SOFR+600	6,380	6,271	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	SOFR+565	2,372	2,336	2,312

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+515	5,769	$5,763	$5,740
Municipal Emergency Services, Inc.	9/28/2027	Distributors	11.04%	SOFR+565	3,430	3,380	3,355
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.93%	SOFR+525	10,711	10,572	10,497
Neptune Flood Incorporated	5/9/2029	Insurance	11.97%	SOFR+650	5,042	4,970	5,042
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.92%	SOFR+550	14,213	14,194	14,213
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.68%	SOFR+636	15,849	15,588	15,849
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.84%	SOFR+725	2,223	2,202	2,023
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	10,999	10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	2,776	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333	-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,485.4%						$882,054	863,305
Liabilities in Excess of Other Assets — (1,385.4)%							(805,155)
Members' Equity—100.0%							58,150

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate or "SOFR", or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSSL’s accounting policy.
(3)
Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(4)
Security currently on interest non-accrual status.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

Below is a listing of PSSL’s individual investments as of September 30, 2022 (Par and $ in thousands)(continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Professional Services	9.67%	3M L+600	5,013	$4,960	$4,963
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	8.62%	3M L+550	5,240	5,202	5,187
Schlesinger Global, Inc.	7/14/2025	Business Services	10.27%	SOFR+500	11,847	11,829	11,551
			(PIK 0.50%)
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	12.17%	1M L+850	14,716	14,411	14,421
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	7.05%	3M L+450	11,917	11,807	11,470
Solutionreach, Inc.	1/17/2024	Healthcare and Pharmaceuticals	8.87%	1M L+575	5,647	5,625	5,511
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	8.63%	SOFR+575	2,956	2,916	2,873
STV Group Incorporated	12/11/2026	Construction and Building	8.37%	3M L+525	9,075	9,011	8,985
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	14,888	14,623	14,649
Teneo Holdings LLC	7/18/2025	Business Services	8.38%	3M L+625	2,786	2,757	2,623
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.55%	3M L+500	5,659	5,600	5,603
The Bluebird Group LLC	7/27/2026	Professional Services	10.67%	1M L+700	1,707	1,679	1,724
The Infosoft Group, LLC	9/16/2024	Media: Broadcasting and Subscription	8.47%	3M L+525	12,957	12,952	12,859
The Vertex Companies, LLC	8/30/2027	Construction and Engineering	8.62%	1M L+550	5,578	5,479	5,550
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	8.30%	3M L+475	8,744	8,604	8,482
TVC Enterprises, LLC	3/26/2026	Diversified Consumer Services	8.87%	3M L+550	14,952	14,871	14,578
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	8.76%	3M L+625	5,468	5,450	5,441
Tyto Athene, LLC (New Issue)	4/1/2028	IT Services	7.76%	3M L+550	15,550	15,421	14,446
UBEO, LLC	4/3/2024	Capital Equipment	8.17%	3M L+450	17,390	17,305	17,129
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	SOFR+525	4,975	4,880	4,866
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.42%	3M L+575	12,684	12,438	8,473
			(PIK 3.0%)
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	9.45%	SOFR+550	8,546	8,506	8,261
Zips Car Wash, LLC	3/1/2024	Automobiles	10.35%	3M L+725	16,957	16,711	16,536

Total First Lien Secured Debt						767,316	751,628
Second Lien Secured Debt - 5.2%

Inventus Power, Inc.	9/29/2024	Consumer Goods: Durable	12.17%	3M L+850	3,000	2,963	2,955
Total Second Lien Secured Debt						2,963	2,955
Equity Securities - 0.3%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	—	—	139
Total Equity Securities						—	139
Total Investments - 1,335.9%						770,280	754,722
Cash and Cash Equivalents - 53.4%
BlackRock Federal FD Institutional 30						30,152	30,152
Total Cash and Cash Equivalents						30,152	30,152
Total Investments and Cash Equivalents —1,389.26%						$800,432	$784,874
Liabilities in Excess of Other Assets — (1,289.26)%							(728,378)
Members' Equity—100.0%							$56,496

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L”, Secured Overnight Financing Rate or "SOFR", or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSSL’s accounting policy.
(3)
Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

Below are the consolidated statements of assets and liabilities for PSSL (in thousands):

	September 30, 2023	September 30, 2022
Assets
Investments at fair value (amortized cost—$804,608 and $770,280, respectively)	$785,859	$754,722
Cash and cash equivalents (cost—$77,446 and $30,152, respectively)	77,446	30,152
Interest receivable	5,179	3,025
Receivable for investment sold	—	3,637
Prepaid expenses and other assets	490	1,722
Due from affiliate	436	3,553
Total assets	869,410	796,811
Liabilities
Credit facility payable	48,600	259,500
2032 Asset-backed debt, net (par—$246,000)	243,973	243,365
2035 Asset-backed debt, net (par—$246,000)	243,483	—
Notes payable to members	240,100	217,350
Interest payable on Credit facility and asset backed debt	14,291	3,817
Payable for investments purchased	13,466	10,414
Interest payable on notes to members	6,488	4,719
Accrued expenses	859	1,150
Total liabilities	811,260	740,315
Commitments and contingencies
Members' equity	58,150	56,496
Total liabilities and members' equity	$869,410	$796,811
(1)
As of both September 30, 2023 and 2022, PSSL had $2.5 million and $0.6 million unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSSL (in thousands):

	Year Ended September 30,
	2023	2022
Investment income:
Interest	$89,547	$53,006
Other income	1,297	1,188
Total investment income	90,844	54,194
Expenses:
Interest and expense on credit facility and asset-backed debt	42,797	18,410
Interest expense on notes to members	30,325	17,468
Administration fees	2,103	1,835
General and administrative expenses	1,116	1,156
Total expenses	76,341	38,869
Net investment income	14,503	15,325
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(6,328)	(14,948)
Net change in unrealized appreciation (depreciation) on investments	(3,171)	(3,695)
Net realized and unrealized gain (loss) on investments	(9,499)	(18,643)
Net increase (decrease) in members' equity resulting from operations	$5,004	$(3,318)
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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2023 Notes and the Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$25,521	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	875,133	Market Comparable	Market Yield	10.0% - 25.0% (12.6%)
First lien	5,512	Enterprise Market Value	EBITDA multiple	2.8x - 7.5x (7.4x)
Second lien	149	Market Comparable	Market Yield	14.8%
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Equity	100,489	Enterprise Market Value	EBITDA multiple	3.4x - 17.7x (12.1x)
Equity	144	Enterprise Market Value	DLOM	27.9%
Total Level 3 investments	$1,006,948
Long-Term Credit Facility and 2023 Notes	$85,619	Market Comparable	Market Yield	2.3%

Asset Category	Fair value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$70,363	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	930,806	Market Comparable	Market Yield	8.2% – 21.0% (10.9%)
First lien	8,473	Enterprise Market Value	EBITDA multiple	14.0
Second lien	147	Market Comparable	Market Yield	14.7%
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Equity	89,906	Enterprise Market Value	EBITDA multiple	3.3x – 21.4x (12.5x)
Equity	5,232	Enterprise Market Value	DLOM	11.8%
Total Level 3 investments	$1,104,927
Long-Term Credit Facility	$167,563	Market Comparable	Market Yield	2.5%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, as applicable, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at September 30, 2023
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$906,166	$—	$—	$906,166	$—
Second lien	149	—	—	149	—
Equity	160,859	—	—	100,633	60,226
Total investments	1,067,174	—	—	1,006,948	60,226
Cash and cash equivalents	100,555	100,555	—	—	—
Total investments and cash and cash equivalents	$1,167,729	$100,555	$—	$1,006,948	$60,226
Credit Facility payable	$9,400	$—	$—	$9,400	$—
2023 Notes payable	76,219	—	—	76,219	—
2026 Notes payable (2)	183,054	—	183,054	—	—
2031 Asset-Backed Debt(2)	226,759	—	—	226,759	—
Total debt	$495,432	$—	$183,054	$312,378	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value in accordance with the specialized accounting guidance for investment companies, and thus have not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes and the 2031 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

	Fair Value at September 30, 2022
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,009,642	$—	$—	$1,009,642	$—
Second lien	147	—	—	147	—
Equity	154,465	—	—	95,138	59,327
Total investments	1,164,254	—	—	1,104,927	59,327
Cash and cash equivalents	51,488	51,488	—	—	—
Total investments and cash and cash equivalents	$1,215,742	$51,488	$—	$1,104,927	$59,327
Credit Facility payable	$167,563	$—	$—	$167,563	$—
2023 Notes payable	96,812	96,812	—	—	—
2026 Notes payable (2)	182,276	—	182,276	—	—
2031 Asset-Backed Debt(2)	226,128	—	—	226,128	—
Total debt	$672,779	$96,812	$182,276	$393,691	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value in accordance with the specialized accounting guidance for investment companies, and thus has not been classified in the fair value hierarchy.
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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30, 2023
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$1,009,642	$95,285	$1,104,927
Net realized losses	(18,585)	2,148	(16,437)
Net change in unrealized depreciation	7,008	(11,977)	(4,969)
Purchases, PIK interest, net discount accretion and non-cash exchanges	302,095	20,417	322,512
Sales, repayments and non-cash exchanges	(393,994)	(5,091)	(399,085)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$906,166	$100,782	$1,006,948
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(9,771)	$(8,913)	$(18,684)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

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

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3) ($ in thousands):

	Years Ended September 30,
Long-Term Credit Facility and 2023 Notes	2023	2022
Beginning Balance (cost – $168,830 and $219,400, respectively)	$167,563	$218,851
Net change in unrealized (depreciation) appreciation included in earnings	2,090	(1,542)
Borrowings	65,000	147,254
Repayments	(224,709)	(197,000)
Net realized (gain) loss	(544)	—
Transfers in and/or out of Level 3	76,219	—
Ending Balance (cost – $85,619 and $168,830, respectively)	$85,619	$167,563

As of September 30, 2023 we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

As of September 30, 2022, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Australian Dollar	$10,000	$7,254	$6,430	10/1/22	(824)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, zero million and $2.9 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2023, 2022, and 2021, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and 2031 Asset-Backed Debt.

For the years ended September 30, 2023, 2022, and 2021, the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized (appreciation) depreciation of $(2.3)million, $(4.9) million, and $(11.6) million, respectively. As of September 30, 2023 and 2022 , the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled zero and $1.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility and 2023 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2022	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$31,390	$1,413	$—	$1,226	$34,028	$4,513	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	239,615	28,438	—	(7,084)	260,969	26,534	11,463	—
Total Controlled Affiliates	$271,005	$29,850	$—	$(5,858)	$294,996	$31,047	$11,463	$—
Total Controlled and Non-Controlled Affiliates	$271,005	$29,850	$—	$(5,858)	$294,996	$31,047	$11,463	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations:

	Years Ended September 30,
	2023	2022	2021
Numerator for net increase in net assets resulting from operations	$39,261	$3,453	$56,516
Denominator for basic and diluted weighted average shares	50,832,980	41,060,541	38,766,831
Basic and diluted net increase in net assets per share resulting from operations	$0.77	$0.08	$1.46

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

As of September 30, 2023 and 2022, the cost of investments for federal income tax purposes approximates amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes (in thousands):

	Years Ended September 30,
	2023	2022	2021
Decrease in paid-in capital	$(531)	$(492)	$(369)
Decrease in accumulated net realized loss	(1,645)	1,118	(292)
Increase in undistributed net investment income	2,176	(625)	661

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2023	2022	2021
Net increase in net assets resulting from operations	$39,261	$3,453	$56,516
Net realized loss on investments	16,155	11,106	12,796
Net change in unrealized depreciation (appreciation) on investments and debt	12,075	34,023	(29,686)
Other book-to-tax differences	(5,081)	(549)	3,153
Other non-deductible expenses	1,924	993	846
Taxable income before dividends paid deduction	$64,334	$49,026	$43,625

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

The components of undistributed taxable income on a tax basis and reconciliation to accumulated surplus on a book basis are as follows (in thousands):

	As of September 30,
	2023	2022	2021
Undistributed ordinary income – tax basis	$17,158	$11,141	$8,415
Short-term realized loss carried forward	(16,544)	(24,655)	(6,452)
Long-term realized loss carried forward	(78,796)	(65,977)	(59,136)
Distributions payable and other book to tax differences	(5,959)	3,933	(9,669)
Net unrealized appreciation (depreciation) of investments and debt	(27,499)	(15,423)	18,600
Total accumulated deficit – book basis	$(111,641)	$(90,981)	$(48,242)

The tax characteristics of distributions declared are as follows (in thousands):

	Years Ended September 30,
	2023	2022	2021
Ordinary income (including short-term gains, if any)	$60,451	$46,685	$44,207
Long-term capital gain	—	—	—
Total distributions	$60,451	$46,685	$44,207
Total distributions per share based on weighted average shares	$1.19	$1.14	$1.14

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2023 and 2022, cash and cash equivalents consisted of money market funds in the amounts of $100.6 million and $51.5 million at fair value, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30 ($ in thousands, except share and per share data):

	2023	2022	2021	2020	2019
Per Share Data:
Net asset value, beginning of year	$11.62	$12.62	$12.31	$12.97	$13.82
Net investment income (1)	1.33	1.18	1.02	1.12	1.17
Net change in realized and unrealized (loss) gain (1)	(0.56)	(1.10)	0.44	(0.65)	(0.88)
Net increase in net assets resulting from operations (1)	0.77	0.08	1.46	0.47	0.29
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.19)	(1.14)	(1.14)	(1.14)	(1.14)
Distribution of realized gains	—	—	—	—	—
Total distributions to stockholders	(1.19)	(1.14)	(1.14)	(1.14)	(1.14)
(Dilutive) effect of common stock issuance	(0.08)	0.06	—	—	—
Net asset value, end of year	$11.13	$11.62	$12.62	$12.31	$12.97
Per share market value, end of year	$10.66	$9.60	$12.79	$8.44	$11.60
Total return (3)	23.84%	(17.76)%	66.47%	(17.15)%	(3.20)%
Shares outstanding at end of year	58,734,702	45,345,638	38,880,728	38,772,074	38,772,074
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.90%	5.34%	3.77%	5.19%	3.94%
Ratio of debt related expenses to average net assets (5)	6.68%	5.85%	5.00%	5.63%	5.21%
Ratio of total expenses to average net assets (5)	12.58%	11.19%	8.77%	10.82%	9.15%
Ratio of net investment income to average net assets (5)	11.82%	9.55%	8.07%	9.00%	8.76%
Net assets at end of year	$653,605	$527,092	$490,611	$477,270	$503,057
Weighted average debt outstanding	$615,068	$698,765	$622,739	$737,209	$512,135
Weighted average debt per share (1)	$12.10	$17.06	$16.06	$19.01	$13.21
Asset coverage per unit (6)	$2,304	$1,784	$1,746	$1,677	$1,786
Portfolio turnover ratio	28.64%	45.03%	62.58%	35.08%	52.64%

*The expense and investment income ratios do not reflect the Company's proportionate share of income and expenses of PSSL and PTSF

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2023, 2022, and 2021, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 6.3%, 4.5% and 3.9%, respectively. As of September 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2023 and 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 230% and 178%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders upsized during the quarter with the addition of a new lender on July 24, 2023, increasing the facility by $20 million, and was $386.0 million as of September 30, 2023, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of September 30, 2023 and 2022, Funding I had $9.4 million and $168.8 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 7.7% and 4.9%, exclusive of the fee on undrawn commitments as of September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022, we had $376.6 million and $197.2 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2023, we were in compliance with the covenants relating to the Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million of our 2023 Notes of which $76.2 million and $97.0 million were outstanding as at September 30, 2023 and 2022, respectively. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2023

2031 Asset-Backed Debt

In September 2019, the Company completed the $301.4 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2031 Asset-Backed Debt was issued by the Securitization Issuer. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Loans maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The annualized interest on the 2031 Asset-Backed Debt will be paid, to the extent of funds available. The reinvestment period of the Debt Securitization ends on October 15, 2023 and the 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of September 30, 2023 and 2022, the Company had $228.0 million, respectively, 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 4.6%, respectively. As of September 30, 2023 and 2022, the unamortized fees on the 2031 Asset-Backed Debt were $1.2 million and $1.9 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2023 and 2022, we had $155.5 million and $150.6 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $39.4 million and $28.4 million to PSSL as of September 30, 2023 and 2022, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2023, PennantPark Senior Secured Loan Fund I LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PennantPark Senior Secured Loan Fund I LLC for the years ended September 30, 2023, 2022, and 2021 are being filed herewith as Exhibit 99.3 and Exhibit 99.4.

Supplementary Data

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weaknesses in the Company’s internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 58 of this Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, material weaknesses were identified with respect to (i) the operations of controls relating to the quarterly cash and investment reconciliations and (ii) the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Notwithstanding the material weaknesses referenced above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We have begun the process of, and we are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses noted above. Our internal control remediation efforts include the following:

• Enhancing existing controls to ensure the review of the quarterly cash and investment reconciliation is adequately documented so as to provide evidence that the controls are operating effectively;

• Enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively; and

• Enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

We believe our planned actions to enhance our processes and controls will address these material weaknesses, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting

As of September 30, 2023, management remediated the material weakness previously identified as of September 30, 2022 relating to procedures to ensure the timely transmission of portfolio company financial information to our independent valuation services providers. Although this material weakness did not result in any material misstatement of our consolidated financial statements, there is a possibility it could have led to a material misstatement of account balances or disclosures that were not prevented or detected.

Management remediated the material weakness by enhancing (a) existing controls to ensure the timely transmission of all relevant portfolio company financial information to our independent valuation service providers and (b) policies and procedures to demonstrate a commitment to improving our overall control environment.

As a result of the remediation activities, management has determined that management’s controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of September 30, 2022 has been remediated as of September 30, 2023.

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Report on Internal Control Over Financial Reporting, which appears on page 59 of this Form 10-K, for descriptions of the material weaknesses identified by Management.

Item 9B. Other Information

10b5-1 Disclosure

None of the officers or directors of the Company have adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.15

Equity Distribution Agreement, dated as of March 31, 2023, by and among PennantPark Floating Rate Capital, Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and JMP Securities LLC, as the sales agent (Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (File No. 814-00891), filed on March 31, 2023).

10.16

Equity Distribution Agreement, dated as of March 31, 2023, by and among PennantPark Floating Rate Capital, Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Raymond James & Associates, Inc., as the sales agent (Incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K (File No. 814-00891), filed on March 31, 2023).

10.17

Equity Distribution Agreement, dated as of March 31, 2023, by and among PennantPark Floating Rate Capital, Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Truist Securities, Inc., as the sales agent (Incorporated by reference to Exhibit 1.3 to the Registrant's Form 8-K (File No. 814-00891), filed on March 31, 2023).

10.18

Equity Distribution Agreement, dated as of August 11, 2023, by and among PennantPark Floating Rate Capital, Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Citizens JMP Securities, LLC, as the sales agent (Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (File No. 814-00891), filed on August 11, 2023).

10.19

Equity Distribution Agreement, dated as of August 11, 2023, by and among PennantPark Floating Rate Capital, Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Raymond James & Associates, Inc., as the sales agent (Incorporated by reference to Exhibit 1.2 to the Registrant's Form 8-K (File No. 814-00891), filed on August 11, 2023).

10.20

Equity Distribution Agreement, dated as of August 11, 2023, by and among PennantPark Floating Rate Capital, Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Truist Securities, Inc., as the sales agent (Incorporated by reference to Exhibit 1.3 to the Registrant's Form 8-K (File No. 814-00891), filed on August 11, 2023).

10.21

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

10.22

Underwriting Agreement, dated January 23, 2023, among PennantPark Floating Rate Capital Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC, and Morgan Stanley & Co. LLC, UBS Securities LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named on Schedule A thereto (Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (File No. 814-00891), filed on January 26, 2023).

10.23

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

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Privacy Policy of the Registrant.

99.2*	Report of RSM US LLP on Senior Securities Table

99.3*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2023 and 2022.

99.4*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2022 and 2021.

97.1*	Clawback Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 7, 2023.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 7, 2023
Arthur H. Penn

/s/ RICHARD T. ALLORTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 7, 2023
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	December 7, 2023
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	December 7, 2023
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	December 7, 2023
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	December 7, 2023
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR.	Director	December 7, 2023
José A. Briones