Form 10-Q
period 2023-12-31
PennantPark Floating Rate Capital Ltd.
filed 2024-02-07
CIK 1504619

res

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)r

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 7, 2024 was 61,627,881.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

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

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $965,446 and $768,240, respectively)	$974,595	$772,178
Controlled, affiliated investments (amortized cost— $325,032 and $324,639, respectively)	296,332	294,996
Total investments (amortized cost— $1,290,478 and $1,092,878, respectively)	1,270,927	1,067,174
Cash and cash equivalents (cost— $75,809 and $100,555, respectively)	75,826	100,555
Interest receivable	11,636	10,423
Distributions receivable	508	565
Due from affiliate	142	—
Prepaid expenses and other assets	20	894
Total assets	1,359,059	1,179,611
Liabilities
Credit Facility payable, at fair value (cost— $260,855 and $9,400, respectively)	260,917	9,400
2031 Asset-Backed Debt, net (par—$228,000)	226,917	226,759
2026 Notes payable, net (par—$185,000)	183,248	183,054
Interest payable on debt	6,520	8,615
Distributions payable	6,020	6,020
Payable for investments purchased	5,578	4,905
Incentive fee payable	4,863	4,628
Base management fee payable	2,951	2,759
Deferred tax liability	1,794	1,794
Accounts payable and accrued expenses	1,746	1,287
Due to affiliates	492	566
2023 Notes payable, at fair value (par—$0 and $76,219, respectively)	—	76,219
Total liabilities	701,046	526,006
Commitments and contingencies (See Note 11)
Net assets
Common stock, 58,734,702 and 58,734,702 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	59	59
Paid-in capital in excess of par value	765,187	765,187
Accumulated deficit	(107,233)	(111,641)
Total net assets	$658,013	$653,605
Total liabilities and net assets	$1,359,059	$1,179,611
Net asset value per share	$11.20	$11.13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Investment income:
From non-controlled, non-affiliated investments:
Interest	$23,768	$20,735
Dividend	508	577
Other income	1,763	142
From controlled, affiliated investments:
Interest	8,434	6,909
Dividend	3,500	2,975
Total investment income	37,973	31,338
Expenses:
Interest and expenses on debt	8,942	9,858
Performance-based incentive fee	4,863	3,433
Base management fee	2,951	2,931
General and administrative expenses	988	706
Administrative services expenses	626	144
Expenses before provision for taxes	18,370	17,072
Provision for taxes on net investment income	154	534
Total expenses	18,524	17,606
Net investment income	19,449	13,732
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(3,089)	63
Non-controlled and controlled, affiliated investments	—	—
Net realized gain (loss) on investments	(3,089)	63
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	5,228	(12,693)
Controlled and non-controlled, affiliated investments	943	(4,064)
Provision for taxes on unrealized appreciation (depreciation) on investments	—	(725)
Debt (appreciation) depreciation	(62)	2,067
Net change in unrealized appreciation (depreciation) on investments and debt	6,109	(15,415)
Net realized and unrealized gain (loss) from investments and debt	3,020	(15,352)
Net increase (decrease) in net assets resulting from operations	$22,469	$(1,620)
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.38	$(0.04)
Net investment income per common share	$0.33	$0.30

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Net increase (decrease) in net assets from operations:
Net investment income	$19,449	$13,732
Net realized gain (loss) on investments	(3,089)	63
Net change in unrealized appreciation (depreciation) on investments	6,171	(16,757)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	—	(725)
Net change in unrealized (appreciation) depreciation on debt	(62)	2,067
Net increase (decrease) in net assets resulting from operations	22,469	(1,620)
Distributions to stockholders:
Distribution of net investment income	(18,061)	(12,932)
Total distributions to stockholders	(18,061)	(12,932)
Capital transactions
Public offering	—	995
Offering costs	—	(5)
Net increase in net assets resulting from capital transactions	—	990
Net increase (decrease) in net assets	4,408	(13,562)
Net assets:
Beginning of period	653,605	527,092
End of period	$658,013	$513,530
Capital share activity:
Shares issued from public offering	—	86,177

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$22,469	$(1,620)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	(6,171)	16,757
Net change in unrealized (appreciation) depreciation on debt	62	(2,067)
Net realized (gain) loss on investments	3,089	(63)
Net accretion of discount and amortization of premium	(1,026)	(944)
Purchases of investments	(302,598)	(65,587)
Payment-in-kind interest	(867)	(56)
Proceeds from dispositions of investments	103,803	62,998
Amortization of deferred financing costs	352	352
(Increase) decrease in:
Interest receivable	(1,213)	(1,193)
Distribution receivable	57	(577)
Receivable for investments sold	—	(8,912)
Prepaid expenses and other assets	874	(197)
Due from affiliate	(142)	—
Increase (decrease) in:
Payable for investments purchased	673	9,990
Interest payable on debt	(2,095)	(2,088)
Base management fee payable	192	(96)
Incentive fee payable	235	269
Deferred tax liability	—	725
Due to affiliates	(74)	(1,486)
Account payable and accrued expenses	459	72
Net cash provided by (used in) operating activities	(181,921)	6,277
Cash flows from financing activities:
Proceeds from public offering	—	995
Offering costs	—	(15)
Distributions paid to stockholders	(18,061)	(12,924)
Repayment of 2023 notes payable	(76,219)	(20,787)
Borrowings under Credit Facility	251,455	30,000
Repayments under Credit Facility	—	—
Net cash provided by (used in) financing activities	157,175	(2,731)
Net increase (decrease) in cash and cash equivalents	(24,746)	3,546
Effect of exchange rate changes on cash	17	23
Cash and cash equivalents, beginning of period	100,555	51,488
Cash and cash equivalents, end of period	$75,826	$55,057
Supplemental disclosures:
Interest paid	$10,685	$11,594
Taxes paid	$160	$5
Non-cash exchanges and conversions	$5,067	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—148.1% (3), (4)
First Lien Secured Debt—129.2%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.96%	3M SOFR+660	1,516	$1,497	$1,509
A1 Garage Merger Sub, LLC LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	(4)
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/22/2028	Commercial Services & Supplies	—	—	528	—	5
ACP Avenu Buyer, LLC	10/02/2029	IT Services	11.64%	3M SOFR+625	10,313	10,124	10,055
ACP Avenu Buyer, LLC (Revolver) (7), (9)	10/02/2029	IT Services	—	—	3,807	—	(95)
ACP Avenu Buyer, LLC - Unfunded Term Loan	10/02/2029	IT Services	—	—	9,517	—	(107)
ACP Falcon Buyer, LLC (Revolver) (7), (9)	08/01/2029	Professional Services	—	—	3,096	—	(34)
Ad.net Acquisition, LLC	05/07/2026	Media	11.61%	3M SOFR+626	4,875	4,837	4,851
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	11.61%	3M SOFR+626	622	622	619
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—	—	622	—	(3)
Aeronix, Inc.	12/18/2028	Aerospace and Defense	10.88%	3M SOFR+550	49,000	48,271	48,265
Aeronix, Inc. (Revolver) (9)	12/18/2028	Aerospace and Defense	—	—	6,099	—	—
AFC Dell Holding Corp.	04/09/2027	Distributors	11.71%	3M SOFR+640	3,865	3,813	3,812
AFC Dell Holding Corp. - Unfunded Term Loan	04/09/2027	Distributors	—	—	22,497	—	—
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	11.75%	3M SOFR+640	13,922	13,836	13,713
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	11.00%	3M SOFR+565	13,591	13,572	13,455
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	05/23/2024	Media	12.00%	3M SOFR+665	2,183	2,169	2,172
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7), (9)	05/23/2024	Media	—	—	2,869	—	(29)
Any Hour Services	07/21/2027	Energy Equipment and Services	11.23%	3M SOFR+585	6,378	6,310	6,314
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—	—	1,147	—	(11)
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.28%	3M SOFR+615	9,449	9,345	9,260
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	13.25%	3M SOFR+475	732	732	717
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—	—	541	—	(11)
Arcfield Acquisition Corp.	08/03/2029	Aerospace and Defense	11.64%	1M SOFR+625	5,996	5,908	5,936
Arcfield Acquisition Corp. (Revolver) (9)	08/04/2028	Aerospace and Defense	—	—	1,379	—	(14)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	11.10%	1M SOFR+575	4,938	4,853	4,740
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare Equipment and Supplies	11.84%	1M SOFR+650	268	268	265
BioDerm, Inc. (Revolver) (9)	01/31/2028	Healthcare Equipment and Supplies	—	—	804	—	(8)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	11.49%	3M SOFR+565	5,302	5,256	5,236
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan	09/17/2026	Distributors	—	—	2,337	—	(6)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distributors	13.75%	3M SOFR+525	823	823	813
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	1,920	—	(24)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	12.01%	3M SOFR+665	5,408	5,366	5,299
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	11.61%	3M SOFR+626	3,302	3,302	3,302
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	12.40%	3M SOFR+688	25,148	24,995	24,645
By Light Professional IT Services, LLC (Revolver) (7)(9)	05/16/2025	High Tech Industries	—	—	3,507	—	(70)
Carisk Buyer, Inc.	12/01/2029	Healthcare Technology	11.10%	3M SOFR+575	5,500	5,418	5,418
Carisk Buyer, Inc. - Unfunded Term Loan	12/01/2029	Healthcare Technology	—	—	4,813	—	(24)
Carisk Buyer, Inc. (Revolver) (7)(9)	12/01/2029	Healthcare Technology	—	—	1,750	—	(26)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	11.10%	1M SOFR+575	13,043	12,882	13,043
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	11.10%	1M SOFR+575	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7)(9)	06/14/2028	Distributors	—	—	927	—	-
CF512, Inc.	08/20/2026	Media	11.55%	3M SOFR+619	5,964	5,921	5,845
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—	—	955	—	(19)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	9.97%	3M SOFR+461	1,560	1,558	1,560
Challenger Performance Optimization, Inc.	08/31/2024	Business Services	13.19%	3M SOFR+775	236	236	228
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.96%	3M SOFR+555	8,902	8,871	8,902
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	10.92%	3M SOFR+555	422	422	422
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	984	—	—
Connatix Buyer, Inc.	07/13/2027	Media	11.14%	3M SOFR+576	3,805	3,755	3,634
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—	—	1,234	—	(56)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.36%	3M SOFR+501	880	868	876
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	10.36%	3M SOFR+501	135	135	134
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—	—	202	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal Products	11.20%	3M SOFR+585	4,372	4,321	4,372
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.75%	3M SOFR+640	15,993	15,884	15,817
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	1,426	—	(16)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	11.96%	3M SOFR+650	3,436	3,411	3,381
ECL Entertainment, LLC	08/31/2030	Hotels, Restaurants and Leisure	10.11%	1M SOFR+475	4,988	4,900	4,991
EDS Buyer, LLC - Unfunded Term Loan	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	6,750	—	17
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,025	—	(20)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	15.97%	3M SOFR+1050	8,150	8,164	5,705
ETE Intermediate II, LLC (Revolver) (9)	05/25/2029	Diversified Consumer Services	—	—	1,656	—	-
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(10)
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.46%	3M SOFR+710	4,536	4,459	4,468
Five Star Buyer, Inc. - DDTL B Unfunded	02/23/2028	Hotels, Restaurants and Leisure	—	—	837	-	(13)
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	-	(11)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	215	215
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.46%	3M SOFR+610	3,271	3,245	3,107
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.98%	3M SOFR+560	1,066	1,056	1,055
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	10.97%	3M SOFR+560	298	298	295
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	567	—	(6)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.95%	3M SOFR+560	4,172	$4,116	$4,005
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.96%	3M SOFR+560	335	335	322
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	415	—	(17)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.71%	3M SOFR+635	13,624	13,400	13,531
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	(18)
HW Holdco, LLC	12/10/2024	Media	11.82%	1M SOFR+640	9,000	8,978	8,865
HW Holdco, LLC (Revolver)	12/10/2024	Media	11.79%	1M SOFR+640	116	116	114
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,335	—	(20)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	11.48%	3M SOFR+610	4,417	4,351	4,350
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(8)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(18)
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.64%	3M SOFR+725	15,766	15,652	15,766
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.21%	3M SOFR+685	2,084	2,084	2,084
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	12.25%	3M SOFR+675	CAD 1,450	1,043	1,080
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	02/15/2024	Commercial Services & Supplies	—	—	1,135	—	—
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan	11/17/2025	Commercial Services & Supplies	—	—	6,122	—	(31)
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.21%	3M SOFR+585	2,940	2,906	2,940
Integrative Nutrition, LLC	01/31/2025	Consumer Services	12.50%	3M SOFR+715	15,557	15,499	14,468
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.53%	3M SOFR+615	16,182	16,073	16,020
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	7,440	—	(37)
Integrity Marketing Acquisition, LLC (Revolver) (7), (9)	08/27/2026	Insurance	—	—	511	—	—
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.07%	3M SOFR+560	500	500	485
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	165	—	(5)
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.97%	3M SOFR+761	4,975	4,893	4,875
Inventus Power, Inc. (Revolver) (7), (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(35)
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	01/31/2024	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.50%	3M SOFR+615	17,210	16,970	17,124
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	3,435	—	(17)
Lash OpCo, LLC	02/18/2027	Personal Products	12.48%	1M SOFR+700	10,378	10,250	10,326
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.53%	1M SOFR+700	2,086	2,086	2,076
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	986	—	(5)
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.81%	1M SOFR+640	13,104	13,099	12,816
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2025	Capital Equipment	11.78%	1M SOFR+640	1,721	1,721	1,683
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	12.00%	3M SOFR+665	3,700	3,675	3,663
Ledge Lounger, Inc. (Revolver)	11/09/2026	Leisure Products	12.00%	3M SOFR+665	592	592	586
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	197	—	(2)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.71%	1M SOFR+535	22,484	22,249	22,372
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	(12)
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	11.86%	3M SOFR+640	1,101	1,088	1,079
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Construction & Engineering	—	—	1,721	—	(9)
LJ Avalon Holdings, LLC (Revolver) (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	(23)
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	12.35%	3M SOFR+700	19,215	18,861	19,022
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	12.35%	3M SOFR+700	1,861	1,861	1,842
Loving Tan Intermediate II, Inc. (Revolver)(7)(9)	05/31/2028	Personal Products	—	—	1,523	—	(15)
Lucky Bucks, LLC - First-out Term Loan	10/02/2028	Hotels, Restaurants and Leisure	13.03%	3M SOFR+765	261	261	261
Lucky Bucks, LLC - Last-out Term Loan	10/02/2029	Hotels, Restaurants and Leisure	13.03%	3M SOFR+765	522	522	522
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.95%	1M SOFR+550	3,664	3,561	3,499
Mars Acquisition Holdings Corp.	05/14/2026	Media	11.00%	3M SOFR+565	8,706	8,603	8,706
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	2,435	—	-
MBS Holdings, Inc. (Revolver)	04/16/2027	Internet Software and Services	11.21%	3M SOFR+585	694	694	684
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	463	—	(7)
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	11.63%	3M SOFR+625	2,036	1,999	1,986
MDI Buyer, inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	11.39%	3M SOFR+600	273	273	266
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	500	—	(8)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.00%	3M SOFR+565	1,973	1,950	1,914
Meadowlark Acquirer, LLC - Term Loan II	12/10/2027	Professional Services	—	—	9,483	—	(190)
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(51)
Medina Health, LLC	10/20/2028	Healthcare Providers and Services	11.60%	3M SOFR+625	17,954	17,647	17,595
Medina Health, LLC (Revolver) (7)	10/20/2028	Healthcare Providers and Services	11.60%	3M SOFR+625	778	778	762
Medina Health, LLC (Revolver) (9)	10/20/2028	Healthcare Providers and Services	—	—	4,409	—	(88)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	11.23%	3M SOFR +590	3,562	3,556	3,562
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	707	—	3
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	1,325	—	—
Municipal Emergency Services, Inc.	10/01/2027	Distributors	10.51%	3M SOFR+515	1,178	1,143	1,177
Municipal Emergency Services, Inc. - Unfunded Term Loan A	12/16/2024	Distributors	—	—	387	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	(1)
Municipal Emergency Services, Inc. (Revolver) (7), (9)	10/01/2027	Distributors	—	—	947	—	(1)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Neptune Flood Incorporated (Revolver) (9)	05/09/2029	Insurance	—	—	541	$-	$-
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(101)
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	11.70%	3M SOFR+635	19,950	19,566	19,651
NORA Acquisition, LLC (Revolver) (7), (9)	08/31/2029	Healthcare Providers and Services	—	—	5,479	—	(82)
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Consumer Services	10.85%	3M SOFR+550	6,500	6,403	6,403
Omnia Exterior Solutions, LLC - Unfunded Term Loan 1	03/28/2024	Diversified Consumer Services	—	—	5,200	—	—
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2	12/29/2025	Diversified Consumer Services	—	—	9,100	—	—
Omnia Exterior Solutions, LLC (Revolver) (7), (9)	12/29/2029	Diversified Consumer Services	—	—	2,600	—	—
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.72%	3M SOFR+636	8,493	8,381	8,493
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	12.75%	3M SOFR+740	4,888	4,820	4,154
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	(129)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	11.20%	3M SOFR+585	12,900	12,675	12,674
OSP Embedded Purchaser, LLC (Revolver) (9)	12/15/2029	Aerospace and Defense	—	—	2,932	—	—
Output Services Group, Inc. - First-out Term Loan	11/30/2028	Business Services	13.82%	3M SOFR+843	521	521	521
Output Services Group, Inc. - Last-out Term Loan	05/30/2028	Business Services	12.07%	3M SOFR+668	1,058	1,058	1,058
Owl Acquisition, LLC	02/04/2028	Professional Services	10.75%	3M SOFR+550	3,893	3,802	3,834
Ox Two, LLC	05/18/2026	Construction and Building	12.86%	1M SOFR+751	22,736	22,531	22,452
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	3,387	—	(42)
Pacific Purchaser, LLC	09/30/2028	Professional Services	11.43%	3M SOFR+625	5,000	4,902	4,925
Pacific Purchaser, LLC - Unfunded Term Loan	09/30/2028	Professional Services	—	—	3,598	—	—
Pacific Purchaser, LLC - (Revolver) (9)	09/30/2028	Professional Services	—	—	1,799	—	(27)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Diversified Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	12.46%	3M SOFR+710	5,661	5,591	5,010
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(263)
PlayPower, Inc.	05/08/2026	Leisure Products	11.06%	1M SOFR+565	3,392	3,377	3,290
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—	—	2,290	—	(126)
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	11.12%	3M SOFR+575	1,526	1,526	1,427
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.70%	1M SOFR+635	6,630	6,567	6,497
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	11.70%	1M SOFR+635	670	670	657
Questex, LLC	09/09/2024	Media: Diversified and Production	9.77%	3M SOFR+440	6,731	6,713	6,731
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	1,197	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	11.20%	3M SOFR+585	210	210	210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	315	—	—
Recteq, LLC	01/29/2026	Leisure Products	12.50%	3M SOFR+715	1,459	1,445	1,408
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(45)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.14%	3M SOFR+576	16,917	16,848	14,972
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	10.50%	3M SOFR+515	7,919	7,887	7,856
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.46%	3M SOFR+510	227	227	225
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	682	—	(5)
Riverside Assessments, LLC	03/10/2025	Professional Services	11.25%	3M SOFR+590	15,159	15,055	15,008
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan	06/15/2029	Professional Services	—	—	1,146	—	—
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	06/15/2029	Professional Services	—	—	860	—	(13)
Sales Benchmark Index LLC	01/03/2025	Professional Services	11.55%	3M SOFR+620	2,527	2,515	2,514
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	(6)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.96%	1M SOFR+760	3,410	3,399	3,393
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.69%	1M SOFR+760	597	597	594
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	484	—	(2)
Schlesinger Global, Inc.	07/14/2025	Professional Services	12.08%	3M SOFR + 715	14,490	14,436	14,019
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	12.53%	1M SOFR+715	1,499	1,499	1,450
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	372	—	(12)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.50%	3M SOFR+615	1,916	1,891	1,849
Sigma Defense Systems, LLC	12/18/2027	IT Services	12.50%	3M SOFR+715	20,023	19,747	19,823
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2027	IT Services	12.50%	3M SOFR+715	1,572	1,572	1,557
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2027	IT Services	—	—	1,048	—	(10)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	12.00%	1M SOFR+665	8,147	8,138	8,147
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,747	—	—
Skopima Consilio Parent, LLC	05/17/2028	Business Services	9.97%	1M SOFR+450	600	588	595
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.98%	1M SOFR+450	2,431	2,431	2,128
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	9.95%	1M SOFR+450	588	588	514
Smile Brands Inc. (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	928	—	(116)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	100	—	(13)
Solutionreach, Inc.	07/17/2025	Healthcare Technology	12.53%	3M SOFR+700	4,657	4,631	4,643
Solutionreach, Inc. (Revolver) (7), (9)	07/17/2025	Healthcare Technology	—	—	833	—	(2)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	11.00%	3M SOFR + 565	2,056	2,033	2,034
Spendmend Holdings LLC - Unfunded Term Loan	03/01/2024	Healthcare Technology	—	—	1,707	—	(6)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	11.02%	3M SOFR+565	357	357	353
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	(6)
STV Group Incorporated	12/11/2026	Construction & Engineering	10.71%	1M SOFR+535	4,752	4,726	4,704
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare Providers and Services	10.40%	1M SOFR+501	1,995	1,980	1,990
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.33%	3M SOFR+615	18,326	18,077	18,216

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
System Planning and Analysis, Inc. (Revolver) (9) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—		—	5,188	$-	$(31)
S101 Holdings, Inc.	12/29/2026	Electronic Equipment, Instruments, and Components	11.55%		3M SOFR+615	7,742	7,626	7,625
S101 Holdings, Inc. - Unfunded Term Loan	06/15/2024	Electronic Equipment, Instruments, and Components	—		—	4,152	—	—
S101 Holdings, Inc. - Unfunded Term Loan 2	12/15/2024	Electronic Equipment, Instruments, and Components	—		—	9,688	—	—
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	10.71%		1M SOFR+535	5,718	5,675	5,704
The Bluebird Group LLC	07/28/2026	Professional Services	12.00%		3M SOFR+665	2,581	2,542	2,552
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—		—	862	—	(9)
The Plimpton & Hills Corporation	11/07/2029	Distributors	11.37%		3M SOFR+600	17,026	16,773	16,771
The Plimpton & Hills Corporation - Unfunded Term Loan	11/07/2025	Distributors	—		—	10,812	—	(54)
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	11.46%		1M SOFR+610	1,974	1,945	1,968
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	11.46%		1M SOFR+610	305	305	304
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—		—	606	—	(2)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	11.04%		3M SOFR+565	4,800	4,783	4,752
TransGo, LLC	12/29/2028	Auto Components	11.35%		3M SOFR+600	40,000	39,401	39,400
TransGo, LLC (Revolver) (7), (9)	12/29/2028	Auto Components	0.00%			5,317	-	-
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.78%		1M SOFR+640	3,740	3,714	3,740
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—		—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	11.04%		1M SOFR+565	11,928	11,808	11,022
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	11.02%		1M SOFR+565	312	311	286
Tyto Athene, LLC (Revolver) (7)	04/01/2026	IT Services	—		—	728	—	(55)
Walker Edison Furniture, LLC - Term Loan	03/01/2029	Wholesale	12.21%		3M SOFR+685	4,028	4,028	3,947
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/01/2029	Wholesale	—		—	1,042	—	(20)
Walker Edison Furniture Company, LLC - Funded Junior Revolver	03/01/2029	Wholesale	11.71%		3M SOFR+635	1,667	1,667	1,667
Watchtower Intermediate, LLC	12/01/2029	Electronic Equipment, Instruments, and Components	11.38%		3M SOFR+600	19,250	18,942	18,865
Watchtower Intermediate, LLC - Unfunded Term Loan	12/01/2025	Electronic Equipment, Instruments, and Components	—		—	4,200	—	(37)
Watchtower Intermediate, LLC - Funded Revolver	12/01/2029	Electronic Equipment, Instruments, and Components	11.38%		3M SOFR+600	1,260	1,260	1,235
Watchtower Intermediate, LLC (Revolver) (9)	12/01/2029	Electronic Equipment, Instruments, and Components	—		—	5,040	—	(101)
Wildcat Buyerco, Inc.	02/26/2027	Electronic Equipment, Instruments, and Components	11.11%		3M SOFR+575	12,689	12,559	12,499
Wildcat Buyerco, Inc. - Unfunded Term Loan	02/26/2027	Electronic Equipment, Instruments, and Components	—		—	3,281	—	(16)
Wildcat Buyerco, Inc. (Revolver) (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—		—	534	—	(8)
Zips Car Wash, LLC	03/01/2024	Automobiles	12.71%		3M SOFR+735	13,249	13,232	12,951
Total First Lien Secured Debt							862,365	850,023
Second Lien Secured Debt—0.0%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	—	(6)	—	1,205	965	—
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.47%		3M SOFR+1,010	150	148	150
Total Second Lien Secured Debt							1,113	150
Preferred Equity— 2.0% (6)
Ad.net Holdings, Inc. (7)	—	Media	—		—	6,720	672	748
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	2,018	2,059
Cartessa Aesthetics, LLC (Preferred) (8)	—	Distributors	—		—	1,437,500	1,438	2,133
Gauge Lash Coinvest LLC (Preferred)	—	Personal Products	—		—	108,546	586	1,843
Gauge Schlesinger Coinvest LLC (Preferred Equity)	—	Professional Services	—		—	64	64	36
Imagine Topco, LP	—	Software	8.00%		—	1,236,027	1,236	1,279
Magnolia Topco LP - Class A Preferred Equity(8)	—	Automobiles	—		—	47	47	49
Magnolia Topco LP - Class B Preferred Equity(8)	—	Automobiles	—		—	31	20	17
Mars Intermediate Holdings II, Inc. (7)	—	Media	—		—	835	835	1,145
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—		—	733	733	749
ORL Holdco, Inc. (7)	—	Consumer Finance	—		—	1,327	133	—
PL Acquisitionco, LLC (Preferred Equity)	—	Textiles, Apparel and Luxury Goods	—		—	61	61	69
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%		—	1,323	1,323	2,222
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—		—	409	409	614
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—		—	37	35	46
UniTek Global Services, Inc. -	—	Telecommunications	20.00%		—	343,861	344	221
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%		—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%		—	1,047,317	670	—
Total Preferred Equity							11,073	13,230
Common Equity/Warrants— 16.9% (6)
A1 Garage Equity, LLC	—	Commercial Services & Supplies	—		—	647,943	648	718
Ad.net Holdings, Inc. (7)	—	Media	—		—	7,467	75	—
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Goods: Durable	—		—	8,893	245	—
AFC Acquisitions, Inc.(8)	—	Distributors	—		—	1,262,252	1,262	1,262
Aftermarket Drivetrain Products Holdings, LLC	—	Auto Components	—		—	2,632	2,632	2,632
AG Investco LP (7), (8)	—	Software	—		—	805,164	805	1,125
AG Investco LP (7), (8), (9)	—	Software	—		—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—		—	1,437,500	1,437	1,448
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	—	—
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—		—	4,678	5,000	4,838

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
BioDerm Holdings, LP	—	Healthcare Equipment and Supplies	—	—	1,313	$1,313	$1,449
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	96
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,789	849	10,924
Carisk Parent, L.P.	—	Healthcare Technology	—	—	169,231	169	169
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	169
Consello Pacific Aggregator, LLC(8)	—	Professional Services	—	—	1,025,476	1,025	1,046
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	199
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	760,273	747	1,189
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	244,597	—	—
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	536
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,165
Exigo, LLC	—	Software	—	—	541,667	542	624
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,665	727	2,372
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	7,566	—	—
Five Star Parent Holdings, LLC	—	Hotels, Restaurants and Leisure	—	—	655,714	656	675
Gauge ETE Blocker, LLC	—	Diversified Consumer Services	—	—	374,444	374	371
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	7,203
Gauge Loving Tan, LP	—	Personal Products	—	—	2,481,781	2,482	2,111
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	263
GCOM InvestCo LP (7)	—	IT Services	—	—	19,184	3,342	4,276
GMP Hills, L.P.	—	Distributors	—	—	4,430,843	4,431	4,431
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	779
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	448	207
HPA SPQ Aggregator LP	—	Professional Services	—	—	750,399	750	750
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	102
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,870,915	1,870	1,767
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	629,085	—	(35)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	—
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—	—	1,218,045	1,218	1,759
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	833
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—	—	116,032	1,175	1,377
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	33
Kentucky Racing Holdco, LLC(8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	940
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,175
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	385	861
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,545
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,671
Lucky Bucks, LLC	—	Hotels, Restaurants and Leisure	—	—	73,870	2,062	2,062
Magnolia Topco LP - Class A Common Equity(8)	—	Automobiles	—	—	46,974	—	—
Magnolia Topco LP - Class B Common Equity(8)	—	Automobiles	—	—	30,926	—	—
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	233
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,077	956
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	805	—
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	2,565
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,438	76
New Medina Health, LLC(8)	—	Healthcare Providers and Services	—	—	2,672,646	2,673	2,673
NORA Parent Holdings, LLC (8)	—	Healthcare Providers and Services	—	—	2,544	2,544	2,554
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	235
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,588	4,584
OHCP V BC COI, L.P.	—	Distributors	—	—	1,152,777	1,153	968
OHCP V BC COI, L.P. (9)	—	Distributors	—	—	97,224	—	(16)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP	—	Aerospace and Defense	—	—	1,727,679	1,728	1,728
Output Services Group, Inc.	—	Business Services	—	—	80,170	642	642
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,629
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	946
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	34
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	611	9
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	313
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	451
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	26
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,097
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)	—	Professional Services	—	—	64,634	646	520
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	210
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	1,837
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	234
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	24	24	818
Class B (US Dominion, Inc.) (7)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2023

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	$161	$160
SV Aero Holdings, LLC (8)	—	Aerospace and Defense	—	—	61	605	605
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	525	976
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	220,187	206	388
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	145,420	—	—
TPC Holding Company, LP (5), (7), (10)	—	Food Products	—	—	21,527	21	363
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	6
UniTek Global Services, Inc.(C)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (W)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7), (8)	—	Insurance	—	—	400	357	613
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	583
Walker Edison Holdco LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (8)	—	Electronic Equipment, Instruments, and Components	—	—	1,241,935	1,242	1,261
WCP IvyRehab QP CF Feeder, LP(8)	—	Healthcare Providers and Services	—	—	3,715,012	3,754	4,071
WCP IvyRehab QP CF Feeder, LP (8), (9)	—	Healthcare Providers and Services	—	—	284,988	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	95	727
Total Common Equity/Warrants						90,895	111,192
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						965,446	974,595
Investments in Controlled, Affiliated Portfolio Companies—45.0% (3), (4)
First Lien Secured Debt—36.5%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.94%	3M SOFR+550	3,582	3,582	3,582
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.94%	3M SOFR+550	26,771	21,324	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	13.42%	3M SOFR+800	210,088	210,088	210,088
Total First Lien Secured Debt						234,994	240,441
Equity Interests—8.5%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	3,762
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	90,038	90,038	52,129
Total Equity Interests						90,038	55,891
Total Investments in Controlled, Affiliated Portfolio Companies						325,032	296,332
Total Investments—193.1%						1,290,478	1,270,927
Cash and Cash Equivalents—11.5%
Money Market - BlackRock Federal FD Institutional 30						75,809	75,826
Total Cash and Cash Equivalents						75,809	75,826
Total Investments and Cash Equivalents—204.7%						$1,366,287	$1,346,753
Liabilities in Excess of Other Assets—(104.7)%							(688,740)
Net Assets—100.0%							$658,013

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
(2)
Valued based on our accounting policy. The value of all securities was determined using significant unobservable inputs.
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
(6)
Non-income producing securities.
(7)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2031 Asset-Backed Debt and held through PennantPark CLO I, Ltd.
(8)
Investment is held through our Taxable Subsidiary.
(9)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2023, qualifying assets represent 80% of our total assets and non-qualifying assets represent 20% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—118.1% (3), (4)
First Lien Secured Debt—101.9%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.99%	3M SOFR+660	1,520	$1,499	$1,512
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/22/2028	Commercial Services & Supplies	—	—	528	—	5
A1 Garage Merger Sub, LLC LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	(4)
Ad.net Acquisition, LLC	05/07/2026	Media	11.65%	3M SOFR+626	4,888	4,846	4,863
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	11.65%	3M SOFR+626	622	622	619
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—	—	622	—	(3)
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	11.79%	3M SOFR+640	13,958	13,859	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	11.04%	3M SOFR+565	13,786	13,755	13,545
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	05/23/2024	Media	12.04%	3M SOFR+665	2,212	2,186	2,184
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7), (9)	05/23/2024	Media	—	—	2,869	—	(50)
Any Hour Services	07/21/2027	Energy Equipment and Services	11.22%	3M SOFR+585	6,395	6,326	6,267
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—	—	1,147	—	(23)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	10.52%	3M SOFR+525	6,160	6,132	6,145
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	11.04%	3M SOFR+550	294	294	294
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	10.68%	3M SOFR+525	12,826	12,732	12,793
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Diversified Consumer Services	10.86%	3M SOFR+525	1,153	1,153	1,150
Apex Service Partners, LLC (Revolver) (7), (9)	07/31/2025	Diversified Consumer Services	—	—	692	—	(2)
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	3M SOFR+615	8,891	8,784	8,714
Applied Technical Services, LLC (Unfunded Term Loan)	12/29/2026	Commercial Services & Supplies	—	—	582	—	(6)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	13.25%	3M SOFR+475	509	509	499
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—	—	764	—	(15)
Arcfield Acquisition Corp.	08/03/2029	Aerospace and Defense	11.62%	1M SOFR+625	6,526	6,429	6,461
Arcfield Acquisition Corp. (Revolver) (9)	08/04/2028	Aerospace and Defense	—	—	1,379	—	(14)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	11.14%	3M SOFR+575	4,950	4,862	4,604
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare Equipment and Supplies	11.81%	1M SOFR+650	107	107	107
BioDerm, Inc. (Revolver) (9)	01/31/2028	Healthcare Equipment and Supplies	—	—	964	—	(5)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	11.79%	3M SOFR+640	631	628	622
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan	09/17/2026	Distributors	—	—	2,624	—	(26)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distributors	13.75%	3M SOFR+525	274	274	270
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	2,469	—	(37)
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	11.50%	3M SOFR+626	3,324	3,324	3,324
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	12.43%	3M SOFR+688	25,674	25,499	25,224
By Light Professional IT Services, LLC (Revolver) (7)(9)	05/16/2025	High Tech Industries	—	—	3,507	—	(61)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	12.07%	3M SOFR+665	980	980	980
			(PIK 9.50%)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	11.39%	3M SOFR+600	13,076	12,907	13,076
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	11.39%	3M SOFR+600	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7)(9)	06/14/2028	Distributors	—	—	927	—	-
CF512, Inc.	08/20/2026	Media	11.59%	3M SOFR+619	5,980	5,930	5,860
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—	—	955	—	(19)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	10.15%	3M SOFR+476	1,564	1,562	1,564
Challenger Performance Optimization, Inc.	08/31/2024	Business Services	12.18%	3M L+675	237	237	230
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.99%	3M SOFR+525	8,925	8,891	8,925
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	10.94%	3M SOFR+555	141	141	141
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	1,265	—	—
Connatix Buyer, Inc.	07/13/2027	Media	11.16%	1M SOFR+576	3,814	3,761	3,681
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—	—	1,234	—	(43)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.90%	3M SOFR+551	882	871	878
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	10.90%	3M SOFR+551	135	135	134
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—	—	202	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal Products	11.24%	3M SOFR+585	4,383	4,328	4,383
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.79%	3M SOFR+640	16,266	16,142	16,070
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	1,426	—	(17)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	11.93%	1M SOFR+650	3,445	3,407	3,393
ECL Entertainment, LLC	08/31/2030	Hotels, Restaurants and Leisure	10.14%	1M SOFR+475	5,000	4,900	4,985
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	10.43%	1M SOFR+510	4,599	4,599	4,599
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000	—	—
EDS Buyer, LLC - Unfunded Term Loan	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	6,750	—	(17)
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,025	—	(30)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	13.15%	3M SOFR+776	7,645	7,651	5,352
ETE Intermediate II, LLC (Revolver) (9)	05/25/2029	Diversified Consumer Services	—	—	1,656	—	(28)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(14)
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.43%	1M SOFR+710	4,569	4,488	4,500
Five Star Buyer, Inc. - DDTL B Unfunded	02/23/2028	Hotels, Restaurants and Leisure	—	—	837	-	(13)
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	-	(11)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	$215	$215
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.96%	3M SOFR+660	3,279	3,252	3,115
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.98%	3M SOFR+550	736	729	729
Graffiti Buyer, Inc. (7), (9)	12/8/2023	Trading Companies & Distributors	—	—	332	—	—
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	10.98%	3M SOFR+575	269	269	266
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	596	—	(6)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	3M SOFR+560	4,172	4,112	4,068
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.92%	1M SOFR+560	335	335	327
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	415	—	(10)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	6M SOFR+585	4,913	4,835	4,913
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	—
HW Holdco, LLC	12/10/2024	Media	11.70%	3M SOFR+640	9,000	8,973	8,865
HW Holdco, LLC (Revolver)	12/10/2024	Media	11.82%	3M SOFR+640	116	116	114
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,335	—	(20)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	11.45%	3M SOFR+610	4,428	4,356	4,362
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(8)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(18)
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.50%	3M SOFR+715	14,803	14,656	14,803
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	3M SOFR+685	2,089	2,089	2,089
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Commercial Services & Supplies	—	—	1,135	—	—
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.17%	1M SOFR+585	3,178	3,143	3,178
Infolinks Media Buyco, LLC- Unfunded Term Loan	11/01/2023	Media	—	—	387	—	4
Integrated Data Services (Revolver) (9)	08/01/2029	Professional Services	—	—	3,096	—	(72)
Integrative Nutrition, LLC	01/31/2025	Consumer Services	12.54%	3M SOFR+715	15,521	15,457	14,590
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.57%	3M SOFR+615	15,666	15,553	15,509
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	8,000	-	(40)
Integrity Marketing Acquisition, LLC (Revolver) (7), (9)	08/27/2026	Insurance	—	—	511	-	-
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.05%	1M SOFR+560	500	500	490
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	165	—	(3)
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+761	4,988	4,894	4,888
Inventus Power, Inc. (Revolver) (7), (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(35)
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	3M SOFR+615	17,253	16,999	16,995
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	3,435	—	(52)
Lash OpCo, LLC	02/18/2027	Personal Products	11.88%	1M SOFR+675	10,404	10,264	10,300
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.15%	3M SOFR+675	2,086	2,086	2,065
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	986	—	(10)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.83%	1M SOFR+643	7,544	7,537	7,454
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	11.02%	3M SOFR+565	1,721	1,721	1,700
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.79%	3M SOFR+640	3,709	3,677	3,663
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	789	—	(10)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.67%	1M SOFR+535	22,543	22,282	22,317
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	(25)
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	11.79%	3M SOFR+640	400	394	392
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Construction & Engineering	—	—	2,424	—	(12)
LJ Avalon Holdings, LLC (Revolver) (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	(23)
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	12.39%	3M SOFR+700	19,263	18,894	18,974
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	12.39%	3M SOFR+700	1,861	1,861	1,833
Loving Tan Intermediate II, Inc. (Revolver)(7)(9)	05/31/2028	Personal Products	—	—	1,523	—	(23)
Lucky Bucks, LLC (6)	07/20/2027	Hotels, Restaurants and Leisure	0.00%	—	4,489	4,210	1,182
Lucky Bucks, LLC - DIP	10/20/2023	Hotels, Restaurants and Leisure	15.30%	3M SOFR+1000	160	158	160
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.99%	3M SOFR+550	3,674	3,564	3,481
Mars Acquisition Holdings Corp.	05/14/2026	Media	11.04%	3M SOFR+565	8,728	8,616	8,640
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	2,435	—	(24)
MBS Holdings, Inc. (Revolver)	04/16/2027	Internet Software and Services	11.17%	1M SOFR+585	185	185	182
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	972	—	(15)
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	11.09%	3M SOFR+625	2,041	2,003	1,997
MDI Buyer, inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	10.91%	3M SOFR+600	361	361	353
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	412	—	(5)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	3M SOFR+565	1,978	1,954	1,929
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,103	—	(17)
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	(142)
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(42)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	10.65%	SOFR +515	3,571	3,560	3,553
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	707	—	(1)
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	1,325	—	(6)
Municipal Emergency Services, Inc.	10/01/2027	Distributors	11.04%	3M SOFR+565	1,181	1,144	1,155
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distributors	—	—	387	—	(9)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	(28)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Municipal Emergency Services, Inc. (Revolver) (7)	10/01/2027	Distributors	11.04%	3M SOFR+565	379	$379	$370
Municipal Emergency Services, Inc. (Revolver) (7), (9)	10/01/2027	Distributors	—	—	568	—	(12)
Neptune Flood Incorporated - Revolver Unfunded	05/09/2029	Insurance	—	—	541	—	—
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(34)
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	11.74%	3M SOFR+635	41,489	40,662	40,659
NORA Acquisition, LLC (Revolver) (7), (9)	08/31/2029	Healthcare Providers and Services	—	—	5,479	—	(110)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.68%	1M SOFR+636	8,516	8,397	8,516
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	12.84%	6M SOFR+725	4,900	4,828	4,459
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	(77)
Output Services Group, Inc. (6)	06/27/2026	Business Services	0.00%	—	4,923	4,469	960
Owl Acquisition, LLC	02/04/2028	Professional Services	10.80%	6M SOFR+550	3,893	3,797	3,834
Ox Two, LLC	05/18/2026	Construction and Building	12.90%	3M SOFR+751	22,736	22,513	22,338
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	3,387	—	(59)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Diversified Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	12.42%	1M SOFR+710	5,612	5,538	5,050
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(229)
PlayPower, Inc.	05/08/2026	Leisure Products	10.92%	3M SOFR+565	3,401	3,386	3,248
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—	—	2,290	—	(80)
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	11.17%	3M SOFR+575	1,526	1,526	1,458
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.74%	3M SOFR+635	6,647	6,578	6,547
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	11.74%	3M SOFR+635	670	670	660
Questex, LLC	09/09/2024	Media: Diversified and Production	9.81%	3M SOFR+425	6,731	6,706	6,731
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	1,197	—	-
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	11.24%	3M SOFR+585	210	210	210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	315	—	—
Recteq, LLC	01/29/2026	Leisure Products	12.54%	3M SOFR+715	1,463	1,448	1,419
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(39)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.13%	3M SOFR+576	16,962	16,875	14,842
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	10.54%	3M SOFR+515	7,939	7,903	7,828
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.42%	1M SOFR+510	114	114	112
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	795	—	(11)
Riverside Assessments, LLC	03/10/2025	Professional Services	11.29%	3M SOFR+590	15,199	15,075	15,047
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan	06/15/2029	Professional Services	—	—	1,146	—	—
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	06/15/2029	Professional Services	—	—	860	—	(13)
Sales Benchmark Index LLC	01/03/2025	Professional Services	11.59%	3M SOFR+620	2,596	2,581	2,583
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	(7)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+760	3,439	3,425	3,405
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.92%	1M SOFR+760	280	280	277
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	801	—	(8)
Schlesinger Global, Inc.	07/14/2025	Professional Services	12.07%	3M SOFR + 715	14,490	14,428	14,019
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	12.52%	3M SOFR+715	1,495	1,495	1,446
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	375	—	(12)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.54%	3M SOFR+615	1,921	1,895	1,863
Sigma Defense Systems, LLC	12/18/2025	IT Services	14.04%	3M SOFR+865	10,277	10,123	10,123
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	14.04%	3M SOFR+865	1,835	1,835	1,807
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	786	—	(12)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	12.04%	1M L+665	9,708	9,688	9,708
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,747	—	—
Skopima Consilio Parent, LLC	05/17/2028	Business Services	9.93%	1M SOFR+450	600	588	587
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.97%	3M SOFR+450	2,437	2,437	2,190
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	10.11%	1M SOFR+450	1,508	1,508	1,355
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	108	—	(11)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	12.37%	1M SOFR+700	4,657	4,650	4,638
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	833	—	(3)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	11.03%	SOFR + 565	2,061	2,037	2,016
Spendmend Holdings LLC - Unfunded Term Loan	03/01/2024	Healthcare Technology	—	—	1,707	—	(25)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	11.03%	1M SOFR+565	357	357	349
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	(12)
STV Group Incorporated	12/11/2026	Construction & Engineering	10.67%	1M SOFR+535	4,752	4,724	4,657
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.49%	6M SOFR+615	18,373	18,109	18,171
System Planning and Analysis, Inc. (Revolver) (9) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	5,188	—	(57)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	10.67%	1M SOFR+535	5,733	5,683	5,725
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	3M SOFR+665	5,421	5,374	5,340
The Bluebird Group LLC	07/28/2026	Professional Services	12.79%	3M SOFR+740	2,368	2,331	2,359
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	(3)
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	11.67%	1M SOFR+635	1,979	1,949	1,961
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	11.67%	1M SOFR+635	305	305	303
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	606	—	(5)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	10.90%	3M SOFR+565	4,813	4,793	4,813
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.81%	3M SOFR+640	4,316	4,280	4,316
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.90%	3M SOFR+565	11,928	11,803	10,879
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,040	—	(94)

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—	—	116,032	$1,160	$1,268
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	144
Kentucky Racing Holdco, LLC (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	883
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,508
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	775
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,588
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,736
Magnolia Topco LP - Class A Common Equity (8)	—	Automobiles	—	—	5,144	—	—
Magnolia Topco LP - Class B Common Equity (8)	—	Automobiles	—	—	28,231	—	—
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	468
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,077	1,155
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	805	—
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	2,230
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,448	101
NORA Parent Holdings, LLC	—	Healthcare Providers and Services	—	—	2,544	2,544	2,544
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	223
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,614	3,768
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	650
OHCP V BC COI, L.P. (9)	—	Distributors	—	—	506,250	—	(64)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	—
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,345
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	1,006
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	55
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	611	238
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	312
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	446
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	26
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,052
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)	—	Professional Services	—	—	64,634	646	515
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	235
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	1,784
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	247
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	24	23	1,098
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	161	178
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	524	850
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	219,056	206	388
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	146,550	—	—
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—	—	21,527	21	212
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	1
UniTek Global Services, Inc.(C)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (W)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	362	555
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	653
Walker Edison Holdco LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	1,766
WCP IvyRehab QP CF Feeder, LP(8)	—	Healthcare Providers and Services	—	—	3,715,012	3,754	4,319
WCP IvyRehab QP CF Feeder, LP (8), (9)	—	Healthcare Providers and Services	—	—	284,988	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	794
Total Common Equity/Warrants						72,159	94,733
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						768,240	772,178
Investments in Controlled, Affiliated Portfolio Companies—45.1% (3), (4)
First Lien Secured Debt—36.8%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.94%	3M SOFR+550	3,582	3,582	3,582
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.94%	3M SOFR+550	26,771	20,931	26,770
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	13.33%	3M SOFR+800	210,088	210,088	210,088
Total First Lien Secured Debt						234,601	240,440
Equity Interests—8.3%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	3,675
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	90,038	90,038	50,881
Total Equity Interests						90,038	54,556
Total Investments in Controlled, Affiliated Portfolio Companies						324,639	294,996
Total Investments—163.3%						1,092,878	1,067,174
Cash and Cash Equivalents—15.3%
Money Market - BlackRock Federal FD Institutional 30						100,555	100,555
Total Cash and Cash Equivalents						100,555	100,555
Total Investments and Cash Equivalents—178.6%						$1,193,433	$1,167,729
Liabilities in Excess of Other Assets—(78.6)%							(514,124)
Net Assets—100.0%							$653,605

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
(2)
Valued based on our accounting policy. The value of all securities was determined using significant unobservable inputs.

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
(6)
Non-income producing securities.
(7)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or 2) securing the 2031 Asset-Backed Debt and held through
PennantPark CLO I, Ltd.
(8)
Investment is held through our Taxable Subsidiary.
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

December 31, 2023

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act.

Our investment objectives are to generate both current income and capital appreciation while seeking to preserve capital. We seek to achieve our investment objective by investing primarily in floating rate loans, and other investments made to U.S. middle-market private companies whose debt is rated below investment grade. Floating rate loans pay interest at variable rates, which are determined periodically, on the basis of a floating base lending rate such as SOFR, with or without a floor, plus a fixed spread. Under normal market conditions, we generally expect that at least 80% of the value of our managed assets will be invested in floating rate loans and other investments bearing a variable rate of interest, which may include, from time to time, variable rate derivative instruments. We generally expect that first lien secured debt will represent at least 65% of our overall portfolio. We generally expect to invest up to 35% of our overall portfolio opportunistically in other types of investments, including second lien secured debt, subordinated debt, and, to a lesser extent, equity investments.

We have entered into an investment management agreement, or (the "Investment Management Agreement"), with PennantPark Investment Advisers LLC (the "Investment Adviser"), an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, or (the "Administration Agreement"), with PennantPark Investment Administration LLC (the "Administrator"), which provides the administrative services necessary for us to operate.

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish a credit facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The principal on the 2023 Notes were payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% on December 15, 2023. On December 15, 2023, the remaining 2023 Notes were repaid in full. The 2023 Notes were general, unsecured obligations and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2023 Notes were listed on the TASE. In connection with this offering, we have dual listed our common stock on the TASE.

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

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of December 31, 2023, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

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

December 31, 2023

(Unaudited)

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

Restatement of Previously Issued Financial Statements

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSSL and PTSF in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at December 31, 2022, and the impact of the error correction is reflected on the consolidated statement of cash flows for the three months ended December 31, 2022 as an increase to cash and cash equivalents, beginning of period totaling $3.6 million, an increase to cash and cash equivalents, end of period totaling $2.1 million, and decrease in due to affiliates of $1.5 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of December 31, 2022. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended December 31, 2022.

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

December 31, 2023

(Unaudited)

considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, the Credit Facility and the 2023 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees and agency fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2023, we had one portfolio company on non-accrual, representing 0.1% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, we had three portfolio companies on non-accrual, representing 0.9% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For both the three months ended December 31, 2023 and 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.5 million, respectively, pertaining to federal excise tax.

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

For the three months ended December 31, 2023, the Company recognized a provision for taxes of zero on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three months ended December 31, 2022 the Company recognized a provision for taxes of $0.7 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of December 31, 2023 and September 30, 2023, $1.8 and $1.8 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of December 31, 2023 and September 30, 2023, zero and $0.3 million, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three months ended December 31, 2023 and 2022, the Company paid zero and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

On March 27, 2023 we entered into equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a "Sales Agent" and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market offering ("ATM Program"). On August 11, 2023 we amended the Equity Distribution Agreements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

with each of the Sales Agents (together, the "Amended and Restated Equity Distribution Agreements") to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements, provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three months ended December 31, 2023, we did not issue any shares of common stock through the ATM Program.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2024. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components— a base management fee and an incentive fee.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2023 and 2022, the Investment Adviser earned a base management fee of $3.0 million and $2.9 million respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2023 and 2022, the Investment Adviser earned $4.9 million and $3.4 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2023 and 2022, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2023 and 2022, was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in February 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2023 and 2022, we recorded administrative expenses of approximately $0.6 million and $0.1 million, respectively, including expenses the Administrator incurred for services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2023 and 2022.

For the three months ended December 31, 2023 and 2022, we sold $62.7 million and $18.8 million in investments to PSSL at fair value, respectively, and recognized zero and zero of net realized gains (losses), respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

For the three months ended December 31, 2023 and 2022, we sold no investments to PTSF.

As of December 31, 2023 and September 30, 2023, PFLT had a payable to PSSL and PTSF of $0.5 million and $0.6 million, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and PTSF from PFLT in connection with trades between the funds.

As of December 31, 2023 and September 30, 2023, PFLT had a receivable from the Administrator of $0.1 million and zero, respectively, presented as Due from Affiliate on the consolidated statements of assets and liabilities. This amount relates to agency fees collected on behalf of the Company.

4. INVESTMENTS

For the three months ended December 31, 2023 and 2022, purchases of investments, including PIK interest totaled $303.5 million and $65.6 million, respectively. For the three months ended December 31, 2023 and 2022, sales and repayments of investments totaled $103.8 million and $63.0 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	December 31, 2023		September 30, 2023
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$887,271	$880,376	$708,452	$696,078
First lien in PSSL	210,088	210,088	210,088	210,088
Second lien	1,113	150	1,113	149
Equity	101,968	128,184	83,188	109,978
Equity interests in PSSL	90,038	52,129	90,038	50,881
Total investments	1,290,478	1,270,927	1,092,878	1,067,174
Cash and cash equivalents	75,809	75,826	100,555	100,555
Total investments and cash and cash equivalents	$1,366,287	$1,346,753	$1,193,433	$1,167,729

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2023 (1)	September 30, 2023 (1)
Aerospace and Defense	12%	6
Healthcare Providers and Services	7	9
Media	7	9
Personal Products	7	8
Professional Services	6	7
Electronic Equipment, Instruments, and Components	6	3
Distributors	5	3
IT Services	5	4
Media: Diversified and Production	5	6
Auto Components	4	—
Healthcare Technology	4	4
High Tech Industries	4	5
Commercial Services & Supplies	3	4
Construction and Building	2	3
Insurance	2	3
Capital Equipment	2	2
Business Services	2	2
Chemicals, Plastics and Rubber	2	2
Consumer Services	1	2
Hotels, Restaurants and Leisure	1	2
Automobiles	1	2
Healthcare Equipment and Supplies	1	1
Diversified Consumer Services	1	3
Financial Services	1	1
Construction & Engineering	1	1
Leisure Products	1	1
Diversified Financial Services	1	1
Air Freight and Logistics	1	1
Textiles, Apparel and Luxury Goods	1	1
Energy Equipment and Services	1	1
Internet Software and Services	1	1
Food Products	1	1
Wholesale	1	1
All Other	—	—
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2023 and September 30, 2023, PSSL had total assets of $879.4 million and $869.4 million, respectively, and its investment portfolio consisted of investments in 106 and 105 portfolio companies, respectively. As of December 31, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $21.1 million and the five largest investments totaled $91.7 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2023, and September 30, 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (additional $27.6 million unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $90.0 million (additional $11.8 million unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

In August 2023 PSSL entered into a $260.0 million (decreased from $325.0 million) senior secured revolving credit facility which bears interest at SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	December 31, 2023	September 30, 2023
Total investments	$836,857	$785,859
Weighted average cost yield on income producing investments	12.1%	12.1%
Number of portfolio companies in PSSL	106	105
Largest portfolio company investment	$21,114	$18,463
Total of five largest portfolio company investments	$91,715	$83,365

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2023 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,398.7%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.96%	SOFR+660	2,932	$2,881	$2,918
ACP Avenu Buyer, LLC	10/1/2029	Business Services	11.75%	SOFR+626	10,000	9,827	9,750
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	11.85%	SOFR+650	18,904	18,539	18,696
Ad.net Acquisition, LLC	5/7/2026	Media	11.61%	SOFR+626	8,775	8,708	8,731
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.44%	SOFR+600	12,820	12,519	12,307
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.00%	SOFR+565	4,930	4,912	4,881
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	5/23/2024	Media: Advertising, Printing & Publishing	12.00%	SOFR+665	4,813	4,778	4,788
Any Hour Services	7/21/2027	Professional Services	11.23%	SOFR+585	7,491	7,338	7,416
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.25%	SOFR+615	9,748	9,652	9,553
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.64%	SOFR+625	11,200	11,048	11,088
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.10%	SOFR+575	4,938	4,854	4,740
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.84%	SOFR+650	8,955	8,854	8,865
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.75%	SOFR+625	15,092	14,892	14,904
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	12.01%	SOFR+665	5,588	5,552	5,476
Broder Bros., Co.	12/4/2025	Consumer Products	11.65%	SOFR+626	2,334	2,334	2,334
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.71%	SOFR+525	446	418	419
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.40%	SOFR+688	13,538	13,500	13,267
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.10%	SOFR+575	9,612	9,490	9,612
CF512, Inc.	8/20/2026	Media	11.57%	SOFR+619	6,803	6,713	6,667
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	9.97%	SOFR+461	5,484	5,448	5,484
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+775	9,232	9,208	8,909
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.47%	SOFR+400	6,761	6,529	6,626
Connatix Buyer, Inc.	7/13/2027	Media	11.14%	SOFR+576	3,805	3,756	3,634
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.36%	SOFR+501	2,084	2,063	2,073
Dr. Squatch, LLC	8/31/2027	Personal Products	11.20%	SOFR+585	14,675	14,484	14,675
DRI Holding Inc.	12/21/2028	Media	10.71%	SOFR+525	2,620	2,419	2,385
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.75%	SOFR+640	14,189	14,144	14,033
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.96%	SOFR+650	10,876	10,833	10,702
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.14%	SOFR+475	5,000	4,913	5,004
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.60%	SOFR+625	8,933	8,817	8,843
Exigo Intermediate II, LLC	3/15/2027	Software	11.46%	SOFR+610	12,643	12,484	12,453
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,373	12,132	12,373
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.36%	SOFR+475	10,169	10,119	10,150
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.46%	SOFR+610	3,726	3,715	3,540
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.95%	SOFR+560	2,339	2,314	2,316
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.95%	SOFR+560	2,250	2,219	2,160
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.57%	SOFR+635	4,900	4,830	4,851
HW Holdco, LLC	12/10/2024	Media	11.80%	SOFR+640	3,014	2,993	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.74%	SOFR+550	9,225	9,064	9,086
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.64%	SOFR+725	16,411	16,254	16,411
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.20%	SOFR+685	6,075	5,967	6,075
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.50%	SOFR+715	11,130	11,113	10,351
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.54%	SOFR+615	5,895	5,847	5,836
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.97%	SOFR+761	8,226	8,094	8,061
ITI Holdings, Inc.	3/3/2028	IT Services	10.96%	SOFR+560	3,940	3,888	3,822
K2 Pure Solutions NoCal, L.P.	1/31/2024	Chemicals, Plastics and Rubber	15.46%	SOFR+1000	14,602	14,599	14,602
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.50%	SOFR+615	16,620	16,324	16,537
Lash OpCo, LLC	2/18/2027	Personal Products	12.48%	SOFR+700	14,174	13,968	14,103
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.82%	SOFR+640	15,006	14,973	14,676
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.71%	SOFR+535	12,024	11,896	11,964
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.86%	SOFR+640	2,579	2,533	2,527
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	12.35%	SOFR+700	7,463	7,326	7,388
Lucky Bucks, LLC - First-Out Term Loan	10/2/2028	Hotel, Gaming and Leisure	13.03%	SOFR+765	261	261	261
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	13.03%	SOFR+765	522	522	522
MAG DS Corp	4/1/2027	Aerospace and Defense	10.95%	SOFR+550	2,091	2,007	1,997
Magenta Buyer, LLC	7/31/2028	Software	10.64%	SOFR+500	2,998	2,844	2,106
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,852	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.01%	SOFR+565	11,558	11,460	11,558
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.21%	SOFR+585	8,395	8,290	8,282
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.63%	SOFR+625	6,364	6,260	6,212
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.00%	SOFR+565	2,366	2,332	2,295

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	11.60%	SOFR+625	19,344	$19,018	$18,957
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+590	5,769	5,764	5,769
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.50%	SOFR+515	3,421	3,374	3,418
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.19%	SOFR+525	10,684	10,553	10,043
Neptune Flood Incorporated	5/9/2029	Insurance	11.72%	SOFR+650	4,932	4,865	4,932
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.96%	SOFR+550	14,175	14,161	14,175
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	11.70%	SOFR+635	21,435	21,043	21,114
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.72%	SOFR+636	15,807	15,559	15,807
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.75%	SOFR+740	2,217	2,198	1,884
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.82%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.07%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.70%	SOFR+550	3,893	3,835	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.86%	SOFR+751	4,345	4,310	4,291
Pacific Purchaser, LLC	9/30/2028	Business Services	11.43%	SOFR+625	12,028	11,808	11,848
Pequod Merger Sub, Inc. - Term Loan (f/k/a Simplicity Group)	12/2/2026	Diversified Financial Services	11.75%	SOFR+640	11,474	11,281	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.65%	SOFR+500	9,468	9,292	8,884
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.46%	SOFR+710	7,633	7,539	6,755
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	11.06%	SOFR+565	2,551	2,497	2,474
Pragmatic Institute, LLC	7/6/2028	Education	11.14%	SOFR+575	11,109	10,977	10,387
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.70%	SOFR+635	2,796	2,774	2,740
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.24%	SOFR+585	1,026	1,026	1,026
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.50%	SOFR+615	4,925	4,868	4,777
Recteq, LLC	1/29/2026	Leisure Products	12.50%	SOFR+715	4,863	4,819	4,692
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.14%	SOFR+576	12,399	12,314	10,973
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.43%	SOFR+625	3,739	3,669	3,683
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.55%	SOFR+620	9,268	9,233	9,222
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.96%	SOFR+760	5,181	5,165	5,155
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.53%	SOFR+715	11,791	11,780	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.50%	SOFR+615	4,938	4,874	4,765
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	12.50%	SOFR+715	12,141	11,973	12,020
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.97%	SOFR+450	1,300	1,275	1,290
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.98%	SOFR+450	11,766	11,733	10,299
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.53%	SOFR+700	4,582	4,554	4,568
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.00%	SOFR+565	4,102	4,040	4,057
STV Group Incorporated	12/11/2026	Construction and Building	10.71%	SOFR+535	9,075	9,028	8,985
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.40%	SOFR+501	1,782	1,695	1,777
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.33%	SOFR+615	14,700	14,518	14,612
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	342
Teneo Holdings LLC	7/18/2025	Business Services	10.71%	SOFR+535	2,256	2,255	2,251
The Bluebird Group LLC	7/27/2026	Professional Services	12.00%	SOFR+665	8,569	8,455	8,475
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.46%	SOFR+610	7,696	7,577	7,684
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	11.04%	SOFR+565	8,640	8,553	8,554
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.78%	SOFR+640	3,740	3,738	3,740
Tyto Athene, LLC	4/1/2028	IT Services	11.04%	SOFR+565	14,670	14,569	13,555
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.93%	SOFR+665	6,875	6,766	6,732
Walker Edison Furniture Company LLC	3/1/2029	Wholesale	12.21%	SOFR+685	4,028	4,028	3,947
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/1/2029	Wholesale	11.71%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/1/2029	Wholesale			1,042	-	(21)
Wildcat Buyerco, Inc.	2/27/2027	Electronic Equipment, Instruments, and Components	11.11%	SOFR+575	16,138	15,993	15,896
Zips Car Wash, LLC	3/1/2024	Automobiles	12.70%	SOFR+735	16,732	16,698	16,355

Total First Lien Secured Debt						841,081	833,276
Equity Securities - 3.9%
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	2,062
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	507
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,012
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						6,467	3,581
Total Investments - 1,404.7%						847,548	836,857
Cash and Cash Equivalents - 61.0%
BlackRock Federal FD Institutional 30						36,339	36,339
Total Cash and Cash Equivalents						36,339	36,339
Total Investments and Cash Equivalents —1,465.7%						$883,887	$873,196
Liabilities in Excess of Other Assets — (1,365.7)%							(813,620)
Members' Equity—100.0%							$59,576

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

December 31, 2023

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2023 (Par and $ in thousands)

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+515	5,769	$5,763	$5,740
Municipal Emergency Services, Inc.	9/28/2027	Distributors	11.04%	SOFR+565	3,430	3,380	3,355
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.93%	SOFR+525	10,711	10,572	10,497
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.92%	SOFR+550	14,213	14,194	14,213
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.68%	SOFR+636	15,849	15,588	15,849
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.84%	SOFR+725	2,223	2,202	2,023
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	10,999	10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	2,776	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333	-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,484.6%						$882,054	$863,305
Liabilities in Excess of Other Assets — (1,384.6)%							(805,155)
Members' Equity—100.0%							$58,150

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	December 31, 2023
	(Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$847,548 and $804,608, respectively)	$836,857	$785,859
Cash and cash equivalents (cost—$36,339 and $77,446, respectively)	36,339	77,446
Interest receivable	5,652	5,179
Due from affiliate	394	436
Prepaid expenses and other assets	151	490
Total assets	879,393	869,410
Liabilities
Credit facility payable	75,600	48,600
2032 Asset-backed debt, net (par—$246,000)	244,125	243,973
2035 Asset-backed debt, net (par—$246,000)	243,596	243,483
Notes payable to members	240,100	240,100
Interest payable on Credit facility and asset backed debt	9,105	14,291
Payable for investments purchased	—	13,466
Interest payable on notes to members	6,532	6,488
Accrued expenses	759	859
Total liabilities	819,817	811,260
Commitments and contingencies(1)
Members' equity	59,576	58,150
Total liabilities and members' equity	$879,393	$869,410

(1)
As of December 31, 2023 and September 30, 2023, PSSL had unfunded commitments to fund investments of $1.6 million and $1.1 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended December 31,
	2023	2022
Investment income:
Interest	$26,048	$19,617
Other income	177	110
Total investment income	26,225	19,727
Expenses(1):
Interest and expense on credit facility and asset-backed debt	13,398	8,641
Interest expense on notes to members	8,220	6,810
Administration fees	558	508
General and administrative expenses	262	300
Total expenses	22,438	16,259
Net investment income	3,787	3,468
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(6,420)	(70)
Net change in unrealized appreciation (depreciation) on investments	8,059	(5,800)
Net realized and unrealized gain (loss) on investments	1,639	(5,870)
Net increase (decrease) in members' equity resulting from operations	$5,426	$(2,402)

(1) No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the consolidated statement of operations.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2023 Notes and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at December 31, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$30,609	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,054,150	Market Comparable	Market yield	8.4% - 27.1% (12.2%)
First lien	5,705	Enterprise Market Value	EBITDA multiple	7.8x
Second lien	150	Market Comparable	Market yield	14.0%
Second lien	—	Enterprise Market Value	EBITDA multiple	6.3x
Equity	118,522	Enterprise Market Value	EBITDA multiple	.5x - 17.5x (11.8x)
Equity	33	Enterprise Market Value	DLOM(2)	14.3%
Total Level 3 investments	$1,209,169
Long-Term Credit Facility	$260,917	Market Comparable	Market yield	2.1%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

Asset Category	Fair value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$25,521	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	875,133	Market Comparable	Market Yield	10.0% - 25.0% (12.6%)
First lien	5,512	Enterprise Market Value	EBITDA multiple	2.8x - 7.5x (7.4x)
Second lien	149	Market Comparable	Market Yield	14.8%
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Equity	100,489	Enterprise Market Value	EBITDA multiple	3.4x - 17.7x (12.1x)
Equity	144	Enterprise Market Value	DLOM(2)	27.9%
Total Level 3 investments	$1,006,948
Long-Term Credit Facility and 2023 Notes	$85,619	Market Comparable	Market Yield	2.3%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, 2026 Notes and 2031 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at December 31, 2023
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,090,464	$—	$—	$1,090,464	$—
Second lien	150	—	—	150	—
Equity	180,313	—	—	118,555	61,758
Total investments	1,270,927	—	—	1,209,169	61,758
Cash and cash equivalents	75,826	75,826	—	—	—
Total investments and cash and cash equivalents	$1,346,753	$75,826	$—	$1,209,169	$61,758
Credit Facility payable	$260,917	$—	$—	$260,917	$—
2026 Notes payable (2)	183,248	—	183,248	—	—
2031 Asset-Backed Debt(2)	226,917	—	—	226,917	—
Total debt	$671,082	$—	$183,248	$487,834	$—

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

($ in thousands):

	Three Months Ended December 31, 2023
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$906,166	$100,782	$1,006,948
Net realized gain (loss)	(4,304)	1,215	(3,089)
Net change in unrealized appreciation (depreciation)	5,478	(858)	4,620
Purchases, PIK interest, net discount accretion and non-cash exchanges	288,248	18,950	307,198
Sales, repayments and non-cash exchanges	(105,124)	(1,384)	(106,508)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,090,464	$118,705	$1,209,169
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciaiton (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(1,085)	$295	$(790)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

	Three Months Ended December 31, 2022
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,009,642	$95,285	$1,104,927
Net realized gain (loss)	50	13	63
Net change in unrealized appreciation (depreciation)	(7,399)	(3,446)	(10,845)
Purchases, PIK interest, net discount accretion and non-cash exchanges	58,636	4,031	62,667
Sales, repayments and non-cash exchanges	(62,720)	(278)	(62,998)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$998,209	$95,605	$1,093,814
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciaiton (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(4,830)	$(3,368)	$(8,198)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Three months ended December 31,
Long-Term Credit Facility and 2023 Notes	2023	2022
Beginning balance (cost – $85,619 and $168,830, respectively)	$85,619	$167,563
Net change in unrealized (depreciation) appreciation included in earnings	62	125
Borrowings	251,455	30,000
Repayments	(76,219)	—
Net realized (gain) loss	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $260,855 and $259,277, respectively)	$260,917	$197,688

As of December 31, 2023, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	$2,000	$1,455	1,517	1/1/2024	62

As of September 30, 2023 we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three months ended December 31, 2023 and 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes and the 2031 Asset-Backed Debt.

For the three months ended December 31, 2023 and 2022, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $(2.1) million, respectively. As of December 31, 2023 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled $0.1 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off during the quarter.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2023	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$34,028	$392	$—	$(305)	$34,115	$1,241	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	260,969	—	—	1,248	262,217	7,193	3,500	—
Total Controlled Affiliates	$294,997	$392	$—	$943	$296,332	$8,434	$3,500	$—

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended December 31,
	2023	2022
Numerator for net increase (decrease) in net assets resulting from operations	$22,469	$(1,620)
Denominator for basic and diluted weighted average shares	58,734,702	45,368,844
Basic and diluted net increase in net assets per share resulting from operations	$0.38	$(0.04)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2023 and September 30, 2023, cash and cash equivalents consisted of money market funds in the amounts of $75.8 million and $100.6 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Three Months Ended December 31,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$11.13	$11.62
Net investment income (1)	0.33	0.30
Net change in realized and unrealized gain (loss) (1)	0.05	(0.34)
Net increase (decrease) in net assets resulting from operations (1)	0.38	(0.04)
Distributions to stockholders (1), (2)	(0.31)	(0.29)
Accretive effect of common stock issuance	0.00	0.01
Net asset value, end of period	$11.20	$11.30
Per share market value, end of period	$12.10	$10.98
Total return *(3)	16.68%	17.29%
Shares outstanding at end of period	58,734,702	45,431,815
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	5.86%	5.91%
Ratio of debt related expenses to average net assets** (5)	5.47%	7.53%
Ratio of total expenses to average net assets** (5)	11.32%	13.44%
Ratio of net investment income to average net assets** (5)	11.89%	10.48%
Net assets at end of period	$658,013	$513,530
Weighted average debt outstanding	$528,462	$688,165
Weighted average debt per share (1)	$9.00	$15.17
Asset coverage per unit (6)	$1,972	$1,734
Portfolio turnover rate*	7.98%	4.04%

Note: The expense and investment income ratios above do not reflect the Company's proportionate share of income and expenses of PSSL and PTSF

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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2023 and 2022, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.8% and 5.8%, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2023

(Unaudited)

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2023 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 197% and 230%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank, or the Lenders, was $386.0 million as of December 31, 2023, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of December 31, 2023 and September 30, 2023, Funding I had $260.9 million and $9.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 7.7% and 7.7%, exclusive of the fee on undrawn commitments as of December 31, 2023 and September 30, 2023, respectively. As of December 31, 2023 and September 30, 2023, we had $125.1 million and $376.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2023, we were in compliance with the covenants relating to the Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million aggregate principal amount of our 2023 Notes that matured on December 15, 2023. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, in November 2017. In connection with this offering, we have dual listed our common stock on the TASE.

The 2023 Notes paid interest at a rate of 4.3% per year. As a result of the downgrade of the 2023 Notes from “ilA+” to “ilA-” in March 2020, the interest rate of the 2023 Notes was increased to 4.3% from 3.8%. Interest on the 2023 Notes was payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes was payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023. On December 15, 2023, the remaining outstanding 2023 Notes were repaid in full.

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

December 31, 2023

(Unaudited)

Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer, and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. The Preferred Shares of the Securitization Issuer do not bear interest and had a stated value of approximately $55.4 million at the closing of the Debt Securitization.

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of both December 31, 2023 and September 30, 2023, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.2% and 7.1%, respectively. As of December 31, 2023 and September 30, 2023, the unamortized fees on the 2031 Asset-Backed Debt were $1.1 million and $1.2 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2023 and September 30, 2023, we had $270.7 million and $155.5 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $39.4 million and $39.4 million to PSSL as of December 31, 2023 and September 30, 2023, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2023 and 2022 and cash flows for the three-month periods ended December 31, 2023 and 2022, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated December 7, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

Emphasis of Matter

As discussed in Note 2 of the consolidated financial statements, the consolidated statements of cash flows for the three months ended December 31, 2022 has been restated to reclassify certain amounts presented within.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ RSM US LLP

New York, New York

February 7, 2024

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. for the periods ended December 31, 2023 and 2022, as indicated in our report dated February 7, 2024; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, is incorporated by reference in Registration Statement No.333-268813 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

February 7, 2024

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a floating or fixed rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees and agency fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

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

•
expenses incurred by the Investment Adviser in performing due diligence and reviews of investments, including expenses incurred by the Investment Adviser payable to third parties (including agents and consultants) in monitoring our financial and legal affairs for and in monitoring our investments;

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

Restatement of Previously Issued Financial Statements

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSSL and PTSF in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at December 31, 2022, and the impact of the error correction is reflected on the consolidated statement of cash flows for the three months ended December 31, 2022 as an increase to cash and cash equivalents, beginning of period totaling $3.6 million, an increase to cash and cash equivalents, end of period totaling $2.1 million, and decrease in due to affiliates of $1.5 million.

There was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the three months ended December 31, 2022. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended December 31, 2023.

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of December 31, 2023, our portfolio totaled $1,270.9 million, and consisted of $1,090.5 million of first lien secured debt (including $210.1 million in PSSL), $0.2 million of second lien secured debt and $180.3 million of preferred and common equity (including $52.1 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of December 31, 2023, we had one portfolio company on non-accrual, representing 0.1% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of December 31, 2023, the portfolio had net unrealized depreciation of $19.6 million. Our overall portfolio consisted of 141 companies with an average investment size of $9.0 million and had a weighted average yield on debt investments of 12.5%, and was invested 86% in first lien secured debt (including 17% in PSSL), less than 1% in second lien secured debt and 14% in preferred and common equity (including 4% in PSSL). As of December 31, 2023, approximately 100% of the investments held by PSSL were first lien secured debt.

As of September 30, 2023, our portfolio totaled $1,067.2 million and consisted of $r906.2 million of first lien secured debt (including $210.1 million in PSSL), $0.1 million of second lien secured debt and $160.9 million of preferred and common equity (including $50.9 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of September 30, 2023, we had three portfolio companies on non-accrual, representing 0.9% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, the portfolio had net unrealized depreciation of $25.7 million. Our overall portfolio consisted of 131 companies with an average investment size of $8.1 million, had a weighted average yield on debt investments of 12.6%, and was invested 85% in first lien secured debt (including 20% in PSSL), less than 1% in second lien secured debt and 15% in preferred and common equity (including 5% in PSSL). As of September 30, 2023, 99% of the investments held by PSSL were first lien secured debt.

For the three months ended December 31, 2023, we invested $302.6 million in 13 new and 34 existing portfolio companies at a weighted average yield on debt investments of 11.9%. For the three months ended December 31, 2023, sales and repayments of investments totaled $103.8 million, including $62.7 million of sales to PSSL.

For the three months ended December 31, 2022, we invested $65.6 million in four new and 29 existing portfolio companies at a weighted average yield on debt investments of 11.2%. For the three months ended December 31, 2022 sales and repayments of investments totaled $63.0 million, including $18.8 million of sales to PSSL.

PennantPark Senior Secured Loan Fund I LLC

As of December 31, 2023, PSSL’s portfolio totaled $836.9 million and consisted of 106 companies with an average investment size of $7.9 million and at a weighted average yield on debt investments of 12.1%. As of September 30, 2023, PSSL’s portfolio totaled $785.9 million, consisted of 105 companies with an average investment size of $7.5 million and at a weighted average yield on debt investments of 12.1%.

For the three months ended December 31, 2023, PSSL invested $75.7 million (including $62.7 million purchased from the Company) in four new and nine existing portfolio companies at a weighted average yield on debt investments of 12.3%. Sales and repayments of investments for the three months ended December 31, 2023 totaled $27.7 million.

For the three months ended December 31, 2022, PSSL invested $29.5 million (including $18.8 million purchased from the Company) in seven new and eight existing portfolio companies at a weighted average yield on debt investments of 11.1%. For the three months ended December 31, 2022 sales and repayments of investments totaled $28.8 million.

At-the-Market Offering

On March 27, 2023 we entered into equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a "Sales Agent" and together, the "Sales Agents") in connection with the sale of shares of our common stock, which we amended on August 11, 2023 with an aggregate offering of up to $250 million under an at-the-market offering ("ATM Program"). On August 11, 2023, we amended and restated the Equity Distribution Agreements with each of the Sales Agents (together the "Amended and Restated Equity Distribution Agreements") to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the three months from those disclosed in our 2023 Annual Report on Form 10-K.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2023 Notes and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three months ended December 31, 2023 and 2022, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes and the 2031 Asset-Backed Debt.

For the three months ended December 31, 2023 and 2022, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $(2.1) million, respectively. As of December 31, 2023 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility as applicable, and the 2023 Notes totaled $0.1 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off during the quarter.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees and agency fees, and are recorded as other investment income when earned.

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

For the three months ended December 31, 2023 and 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.5 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PFLT Investment Holdings, LLC, a second tier wholly-owned subsidiary of the Company), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three months ended December 31, 2023, the Company recognized a provision for taxes of zero on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three months ended December 31, 2022 the Company recognized a provision for taxes of $0.7 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of December 31, 2023 and September 30, 2023, $1.8 and $1.8 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of December 31, 2023 and September 30, 2023, zero and $0.3 million, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three months ended December 31, 2023 and 2022, the Company paid zero and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2023 and 2022.

Investment Income

For the three months ended December 31, 2023, investment income was $38.0 million, which was attributable to $33.2 million from first lien secured debt and $4.8 million from other investments. For the three months ended December 31, 2022, investment income was $31.3 million, which was attributable to $27.6 million from first lien secured debt and $3.7 million from other investments. The increase in investment income compared to the same period in the prior year was primarily due to the increase in the cost yield of our debt portfolio.

Expenses

For the three months ended December 31, 2023, expenses totaled $18.5 million and were comprised of: $8.9 million of debt related interest and expenses, $3.0 million of base management fees, $4.9 million of performance-based incentive fees, $1.6 million of general and administrative expenses and $0.2 million of taxes. For the three months ended December 31, 2022, expenses totaled $17.6 million and were comprised of: $9.9 million of debt related interest and expenses, $2.9 million of base management fees, $3.4 million of performance-based incentive fees, $0.8 million of general and administrative expenses and $0.5 million of taxes. The increase in expenses compared to the same period in the prior year was primarily due to the increase in performance-based incentive fees as a result of higher pre-incentive fee net investment income.

Net Investment Income

For the three months ended December 31, 2023 and 2022, net investment income totaled $19.4 million or $0.33 per share, and $13.7 million or $0.30 per share, respectively. The increase in net investment income was primarily due to an increase in investment income partially offset by an increase in expenses compared to the same period in the prior year.

Net Realized Gains or Losses

For the three months ended December 31, 2023 and 2022, net realized gains (losses) totaled $(3.1) million and less than $0.1 million, respectively. The change in net realized gains (losses) compared to the same period in the prior year was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the three months ended December 31, 2023 and 2022, we reported net change in unrealized appreciation (depreciation) on investments of $6.2 million and $(16.8) million, respectively. As of December 31, 2023 and September 30, 2023, our net unrealized appreciation (depreciation) on investments totaled $(19.6) million and $(25.7) million, respectively. The net change in unrealized appreciation (depreciation) on our investments compared to the same period in the prior year was primarily due to the operating performance of the portfolio companies within our portfolio and changes in the capital market conditions of our investments.

For the three months ended December 31, 2023 and 2022, our Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $(2.1) million, respectively. As of December 31, 2023 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled less than $0.1 million and zero, respectively. The net change in net unrealized appreciation or (depreciation) compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended December 31, 2023 and 2022, net increase (decrease) in net assets resulting from operations totaled $22.5 million or $0.38 per share and $(1.6) million, or $(0.04) per share, respectively. The net increase or (decrease) from operations compared to the same period in the prior year was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2023 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 197% and 230%, respectively.

For the three months ended December 31, 2023 and 2022, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.8% and 5.7%, respectively. As of December 31, 2023 and September 30, 2023, we had $125.1 million and $376.6 million of unused borrowing capacity under the Credit Facility, as applicable, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $386.0 million as of December 31, 2023 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of December 31, 2023 and September 30, 2023, PennantPark Floating Rate Funding I, LLC, our wholly-owned subsidiary, borrowed $260.9 million and $9.4 million under the Credit Facility, respectively, and the weighted average interest rate, exclusive of the fee on undrawn commitments, was of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitments.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2023, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which zero and $76.2 million was outstanding as of December 31, 2023 and September 30, 2023, respectively.

The 2023 Notes paid interest at a rate of 4.3% per year. Interest on the 2023 Notes was payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2018. The principal on the 2023 Notes was payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% of the original principal amount on December 15, 2023. On December 15, 2023, the remaining outstanding 2023 Notes were repaid in full.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of both December 31, 2023 and September 30, 2023, the Company had $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.2% and 7.1%, respectively.

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

On March 27, 2023 we entered into equity distribution agreements with JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a “Sales Agent” and together, the “Sales Agents”) in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market offering (“ATM Program”). On August 11, 2023, we amended the Equity Distribution Agreements with each of the Sales Agents (together, the "Amended and Restated Equity Distribution Agreements") to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three months ended December 31, 2023, we did not issue any shares of common stock through the ATM Program.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2024, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2024, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs.

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

As of December 31, 2023 and September 30, 2023, we had cash and cash equivalents of $75.8 million and $100.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the three months ended December 31, 2023, our operating activities used cash of $181.9 million and our financing activities provided cash of $157.2 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under our Credit Facility partially offset by the repayment of the 2023 Notes.

For the three months ended December 31, 2022, our operating activities provided cash of $6.3 million and our financing activities used cash of $2.7 million. Our operating activities provided cash primarily realized from our investment activities and our financing activities used cash primarily due to borrowings under our Credit Facility and principal repayment of our 2023 Notes.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2023 and September 30, 2023, PSSL had total assets of $879.4 million and $869.4 million, respectively, and its investment portfolio consisted of investments in 106 and 105 portfolio companies, respectively. As of December 31, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $21.1 million and the five largest investments totaled $91.7 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2023, and September 30, 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (additional $27.6 million unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $90.0 million (additional $11.8 million unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

In August 2023 PSSL entered into a $260.0 million (decreased from $325.0 million) senior secured revolving credit facility which bears interest at SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	December 31, 2023	September 30, 2023
Total investments	$836,857	$785,859
Weighted average cost yield on income producing investments	12.1%	12.1%
Number of portfolio companies in PSSL	106	105
Largest portfolio company investment	$21,114	$18,463
Total of five largest portfolio company investments	$91,715	$83,365

Below is a listing of PSSL’s individual investments as of December 31, 2023 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,398.7%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.96%	SOFR+660	2,932	$2,881	$2,918
ACP Avenu Buyer, LLC	10/1/2029	Business Services	11.75%	SOFR+626	10,000	9,827	9,750
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	11.85%	SOFR+650	18,904	18,539	18,696
Ad.net Acquisition, LLC	5/7/2026	Media	11.61%	SOFR+626	8,775	8,708	8,731
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.44%	SOFR+600	12,820	12,519	12,307
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.00%	SOFR+565	4,930	4,912	4,881
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	5/23/2024	Media: Advertising, Printing & Publishing	12.00%	SOFR+665	4,813	4,778	4,788
Any Hour Services	7/21/2027	Professional Services	11.23%	SOFR+585	7,491	7,338	7,416
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.25%	SOFR+615	9,748	9,652	9,553
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.64%	SOFR+625	11,200	11,048	11,088
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.10%	SOFR+575	4,938	4,854	4,740
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.84%	SOFR+650	8,955	8,854	8,865
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.75%	SOFR+625	15,092	14,892	14,904
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	12.01%	SOFR+665	5,588	5,552	5,476
Broder Bros., Co.	12/4/2025	Consumer Products	11.65%	SOFR+626	2,334	2,334	2,334
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.71%	SOFR+525	446	418	419
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.40%	SOFR+688	13,538	13,500	13,267
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.10%	SOFR+575	9,612	9,490	9,612
CF512, Inc.	8/20/2026	Media	11.57%	SOFR+619	6,803	6,713	6,667
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	9.97%	SOFR+461	5,484	5,448	5,484
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+775	9,232	9,208	8,909
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.47%	SOFR+400	6,761	6,529	6,626
Connatix Buyer, Inc.	7/13/2027	Media	11.14%	SOFR+576	3,805	3,756	3,634
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.36%	SOFR+501	2,084	2,063	2,073
Dr. Squatch, LLC	8/31/2027	Personal Products	11.20%	SOFR+585	14,675	14,484	14,675
DRI Holding Inc.	12/21/2028	Media	10.71%	SOFR+525	2,620	2,419	2,385
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.75%	SOFR+640	14,189	14,144	14,033
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.96%	SOFR+650	10,876	10,833	10,702
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.14%	SOFR+475	5,000	4,913	5,004
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.60%	SOFR+625	8,933	8,817	8,843
Exigo Intermediate II, LLC	3/15/2027	Software	11.46%	SOFR+610	12,643	12,484	12,453
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,373	12,132	12,373
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.36%	SOFR+475	10,169	10,119	10,150
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.46%	SOFR+610	3,726	3,715	3,540
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.95%	SOFR+560	2,339	2,314	2,316
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.95%	SOFR+560	2,250	2,219	2,160
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.57%	SOFR+635	4,900	4,830	4,851
HW Holdco, LLC	12/10/2024	Media	11.80%	SOFR+640	3,014	2,993	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.74%	SOFR+550	9,225	9,064	9,086
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.64%	SOFR+725	16,411	16,254	16,411
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.20%	SOFR+685	6,075	5,967	6,075
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.50%	SOFR+715	11,130	11,113	10,351
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.54%	SOFR+615	5,895	5,847	5,836
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.97%	SOFR+761	8,226	8,094	8,061
ITI Holdings, Inc.	3/3/2028	IT Services	10.96%	SOFR+560	3,940	3,888	3,822
K2 Pure Solutions NoCal, L.P.	1/31/2024	Chemicals, Plastics and Rubber	15.46%	SOFR+1000	14,602	14,599	14,602
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.50%	SOFR+615	16,620	16,324	16,537
Lash OpCo, LLC	2/18/2027	Personal Products	12.48%	SOFR+700	14,174	13,968	14,103
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.82%	SOFR+640	15,006	14,973	14,676
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.71%	SOFR+535	12,024	11,896	11,964
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.86%	SOFR+640	2,579	2,533	2,527
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	12.35%	SOFR+700	7,463	7,326	7,388
Lucky Bucks, LLC - First-Out Term Loan	10/2/2028	Hotel, Gaming and Leisure	13.03%	SOFR+765	261	261	261
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	13.03%	SOFR+765	522	522	522
MAG DS Corp	4/1/2027	Aerospace and Defense	10.95%	SOFR+550	2,091	2,007	1,997
Magenta Buyer, LLC	7/31/2028	Software	10.64%	SOFR+500	2,998	2,844	2,106
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,852	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.01%	SOFR+565	11,558	11,460	11,558
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.21%	SOFR+585	8,395	8,290	8,282
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.63%	SOFR+625	6,364	6,260	6,212
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.00%	SOFR+565	2,366	2,332	2,295

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	11.60%	SOFR+625	19,344	$19,018	$18,957
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+590	5,769	5,764	5,769
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.50%	SOFR+515	3,421	3,374	3,418
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.19%	SOFR+525	10,684	10,553	10,043
Neptune Flood Incorporated	5/9/2029	Insurance	11.72%	SOFR+650	4,932	4,865	4,932
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.96%	SOFR+550	14,175	14,161	14,175
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	11.70%	SOFR+635	21,435	21,043	21,114
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.72%	SOFR+636	15,807	15,559	15,807
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.75%	SOFR+740	2,217	2,198	1,884
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.82%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.07%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.70%	SOFR+550	3,893	3,835	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.86%	SOFR+751	4,345	4,310	4,291
Pacific Purchaser, LLC	9/30/2028	Business Services	11.43%	SOFR+625	12,028	11,808	11,848
Pequod Merger Sub, Inc. - Term Loan (f/k/a Simplicity Group)	12/2/2026	Diversified Financial Services	11.75%	SOFR+640	11,474	11,281	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.65%	SOFR+500	9,468	9,292	8,884
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.46%	SOFR+710	7,633	7,539	6,755
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	11.06%	SOFR+565	2,551	2,497	2,474
Pragmatic Institute, LLC	7/6/2028	Education	11.14%	SOFR+575	11,109	10,977	10,387
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.70%	SOFR+635	2,796	2,774	2,740
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.24%	SOFR+585	1,026	1,026	1,026
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.50%	SOFR+615	4,925	4,868	4,777
Recteq, LLC	1/29/2026	Leisure Products	12.50%	SOFR+715	4,863	4,819	4,692
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.14%	SOFR+576	12,399	12,314	10,973
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.43%	SOFR+625	3,739	3,669	3,683
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.55%	SOFR+620	9,268	9,233	9,222
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.96%	SOFR+760	5,181	5,165	5,155
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.53%	SOFR+715	11,791	11,780	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.50%	SOFR+615	4,938	4,874	4,765
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	12.50%	SOFR+715	12,141	11,973	12,020
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.97%	SOFR+450	1,300	1,275	1,290
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.98%	SOFR+450	11,766	11,733	10,299
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.53%	SOFR+700	4,582	4,554	4,568
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.00%	SOFR+565	4,102	4,040	4,057
STV Group Incorporated	12/11/2026	Construction and Building	10.71%	SOFR+535	9,075	9,028	8,985
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.40%	SOFR+501	1,782	1,695	1,777
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.33%	SOFR+615	14,700	14,518	14,612
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	342
Teneo Holdings LLC	7/18/2025	Business Services	10.71%	SOFR+535	2,256	2,255	2,251
The Bluebird Group LLC	7/27/2026	Professional Services	12.00%	SOFR+665	8,569	8,455	8,475
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.46%	SOFR+610	7,696	7,577	7,684
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	11.04%	SOFR+565	8,640	8,553	8,554
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.78%	SOFR+640	3,740	3,738	3,740
Tyto Athene, LLC	4/1/2028	IT Services	11.04%	SOFR+565	14,670	14,569	13,555
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.93%	SOFR+665	6,875	6,766	6,732
Walker Edison Furniture Company LLC	3/1/2029	Wholesale	12.21%	SOFR+685	4,028	4,028	3,947
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/1/2029	Wholesale	11.71%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/1/2029	Wholesale			1,042	-	(21)
Wildcat Buyerco, Inc.	2/27/2027	Electronic Equipment, Instruments, and Components	11.11%	SOFR+575	16,138	15,993	15,896
Zips Car Wash, LLC	3/1/2024	Automobiles	12.70%	SOFR+735	16,732	16,698	16,355

Total First Lien Secured Debt						841,081	833,276
Equity Securities - 3.9%
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	2,062
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	507
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,012
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						6,467	3,581
Total Investments - 1,404.7%						847,548	836,857
Cash and Cash Equivalents - 61.0%
BlackRock Federal FD Institutional 30						36,339	36,339
Total Cash and Cash Equivalents						36,339	36,339
Total Investments and Cash Equivalents —1,465.7%						$883,887	$873,196
Liabilities in Excess of Other Assets — (1,365.7)%							(813,620)
Members' Equity—100.0%							$59,576

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

Below is a listing of PSSL’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,347.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+660	2,940	$2,886	$2,925
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+626	8,798	8,723	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.24%	SOFR+600	12,852	12,535	12,338
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.04%	SOFR+550	5,001	4,971	4,913
Anteriad Holdings Inc (fka MeritDirect) March 2023	5/23/2024	Media: Advertising, Printing & Publishing	12.04%	SOFR+650	4,875	4,817	4,814
Any Hour Services	7/21/2027	Professional Services	11.59%	SOFR+585	7,510	7,348	7,360
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	11.04%	SOFR+550	2,187	2,187	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.69%	SOFR+525	11,013	10,972	10,985
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	SOFR+615	9,579	9,475	9,387
Applied Technical Services, LLC - DDTL Unfunded (3)	12/29/2026	Commercial Services & Supplies			194	-	(2)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	9,218	9,093	9,126
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	4,950	4,863	4,604
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.79%	SOFR+640	15,132	14,928	14,905
Broder Bros., Co.	12/4/2025	Consumer Products	11.50%	SOFR+626	2,349	2,349	2,349
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.43%	SOFR+688	13,821	13,778	13,579
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.07%	SOFR+665	4,011	4,010	4,011
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.39%	SOFR+600	9,636	9,509	9,636
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.15%	SOFR+476	5,499	5,455	5,499
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+675	9,232	9,201	8,955
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.32%	SOFR+400	6,797	6,559	6,445
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+576	3,815	3,762	3,681
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.90%	SOFR+551	2,089	2,067	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	11.24%	SOFR+585	14,712	14,511	14,712
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	2,627	2,418	2,394
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.79%	SOFR+640	14,429	14,376	14,256
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.89%	SOFR+650	10,904	10,838	10,740
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.07%	SOFR+475	5,000	4,900	4,985
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.64%	SOFR+625	8,955	8,833	8,821
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	11.00%	SOFR+550	2,219	2,200	2,171
Exigo Intermediate II, LLC	3/15/2027	Software	11.17%	SOFR+585	12,675	12,505	12,422
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,404	12,154	12,193
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	10,195	10,143	10,114
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.96%	SOFR+660	3,736	3,724	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.99%	SOFR+575	2,345	2,316	2,322
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	SOFR+560	2,250	2,217	2,194
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	4,913	4,838	4,913
HW Holdco, LLC	12/10/2024	Media	11.75%	SOFR+640	3,014	2,988	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.72%	SOFR+535	9,248	9,075	9,110
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.51%	SOFR+715	16,453	16,257	16,453
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	SOFR+685	6,090	5,979	6,090
Integrated Data Services	8/1/2029	Business Services	11.87%	SOFR+650	18,904	18,532	18,463
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.54%	SOFR+700	11,105	11,083	10,439
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+575	5,906	5,851	5,847
ITI Holdings, Inc.	3/3/2028	IT Services	11.06%	SOFR+560	3,940	3,886	3,861
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	15,509	15,487	15,509
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	SOFR+615	16,662	16,346	16,412
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+675	14,210	13,989	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.74%	SOFR+643	15,042	14,997	14,862
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.70%	SOFR+535	12,056	11,911	11,935
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.77%	SOFR+640	2,585	2,537	2,534
Loving Tan Intermediate II, Inc.	5/26/2028	Consumer Products	12.39%	SOFR+700	7,481	7,337	7,369
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,182
Lucky Bucks. LLC - OpCo DIP Loans	9/30/2025	Hotel, Gaming and Leisure	15.33%	SOFR+1000	160	158	160
MAG DS Corp	4/1/2027	Aerospace and Defense	10.99%	SOFR+550	2,097	2,007	1,986
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,006	2,845	2,228
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,782	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+565	11,588	11,476	11,472
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.17%	SOFR+585	7,859	7,758	7,749
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.32%	SOFR+600	6,380	6,271	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	SOFR+565	2,372	2,336	2,312

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+515	5,769	$5,763	$5,740
Municipal Emergency Services, Inc.	9/28/2027	Distributors	11.04%	SOFR+565	3,430	3,380	3,355
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.93%	SOFR+525	10,711	10,572	10,497
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.92%	SOFR+550	14,213	14,194	14,213
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.68%	SOFR+636	15,849	15,588	15,849
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.84%	SOFR+725	2,223	2,202	2,023
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	10,999	10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	2,776	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333	-	-
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,484.6%						$882,054	$863,305
Liabilities in Excess of Other Assets — (1,384.6)%							(805,155)
Members' Equity—100.0%							$58,150

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	December 31, 2023
	(Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$847,548 and $804,608, respectively)	$836,857	$785,859
Cash and cash equivalents (cost—$36,339 and $77,446, respectively)	36,339	77,446
Interest receivable	5,652	5,179
Due from affiliate	394	436
Prepaid expenses and other assets	151	490
Total assets	879,393	869,410
Liabilities
Credit facility payable	75,600	48,600
2032 Asset-backed debt, net (par—$246,000)	244,125	243,973
2035 Asset-backed debt, net (par—$246,000)	243,596	243,483
Notes payable to members	240,100	240,100
Interest payable on Credit facility and asset backed debt	9,105	14,291
Payable for investments purchased	—	13,466
Interest payable on notes to members	6,532	6,488
Accrued expenses	759	859
Total liabilities	819,817	811,260
Commitments and contingencies(1)
Members' equity	59,576	58,150
Total liabilities and members' equity	$879,393	$869,410

(1) As of December 31, 2023 and September 30, 2023, PSSL had unfunded commitments to fund investments of $1.6 million and $1.1 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended December 31,
	2023	2022
Investment income:
Interest	$26,048	$19,617
Other income	177	110
Total investment income	26,225	19,727
Expenses(1):
Interest and expense on credit facility and asset-backed debt	13,398	8,641
Interest expense on notes to members	8,220	6,810
Administration fees	558	508
General and administrative expenses	262	300
Total expenses	22,438	16,259
Net investment income	3,787	3,468
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(6,420)	(70)
Net change in unrealized appreciation (depreciation) on investments	8,059	(5,800)
Net realized and unrealized gain (loss) on investments	1,639	(5,870)
Net increase (decrease) in members' equity resulting from operations	$5,426	$(2,402)
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

During the three months ended December 31, 2023 and 2022, we declared distributions of $0.3075 and $0.285 per share for total distributions of $18.1 million and $12.9 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, our debt portfolio consisted of approximately 100.0% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(6,603)	$(0.11)
Up 1%	6,603	0.11
Up 2%	13,206	0.22
Up 3%	19,809	0.34
Up 4%	26,425	0.45

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

Item 4. Controls and Procedures

As of the quarter ended December 31, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, a material weakness was previously identified in connection with our internal control over financial reporting relating to the review of quarterly cash and investment reconciliations. Additionally, a material weakness was identified in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. We have taken steps to remediate these material weaknesses, which steps have included (i) enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively, (ii) enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively and (iii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended December 31, 2023 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed on December 8, 2023, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891), filed on November 17, 2011).

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 7, 2024	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 7, 2024	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)