Form 10-Q
period 2024-03-31
PennantPark Floating Rate Capital Ltd.
filed 2024-05-08
CIK 1504619

res

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)r

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2024 was 66,728,138.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to collectively our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. 2036 Securitization Issuer refers to PennantPark CLO VIII, LLC; “2036-Debt Securitization” refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; “2036 Asset-Backed Debt” refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the borrowing issuance of AAA(sf) Class A-1 floating rate loans. (the "Class A-1 Loans" with the 2036-Secured Notes.) References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $1,164,243 and $768,240, respectively)	$1,176,680	$772,178
Controlled, affiliated investments (amortized cost— $325,436 and $324,639, respectively)	301,203	294,996
Total investments (amortized cost— $1,489,679 and $1,092,878, respectively)	1,477,883	1,067,174
Cash and cash equivalents (cost— $125,246 and $100,555, respectively)	125,252	100,555
Interest receivable	11,888	10,423
Distributions receivable	577	565
Due from affiliate	240	—
Prepaid expenses and other assets	—	894
Total assets	1,615,840	1,179,611
Liabilities
Credit Facility payable, at fair value (cost— $168,855 and $9,400, respectively)	168,878	9,400
2036 Asset-Backed Debt, net (par—$287,000)	283,816	—
2031 Asset-Backed Debt, net (par—$226,259 and $228,000, respectively)	225,333	226,759
2026 Notes payable, net (par—$185,000)	183,443	183,054
Interest payable on debt	11,304	8,615
Distributions payable	6,481	6,020
Payable for investments purchased	3,917	4,905
Incentive fee payable	4,767	4,628
Base management fee payable	3,424	2,759
Deferred tax liability	1,564	1,794
Accounts payable and accrued expenses	2,098	1,287
Due to affiliates	104	566
2023 Notes payable, at fair value (par—$0 and $76,219, respectively)	—	76,219
Total liabilities	895,129	526,006
Commitments and contingencies (See Note 11)
Net assets
Common stock, 63,228,138 and 58,734,702 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	63	59
Paid-in capital in excess of par value	815,587	765,187
Accumulated deficit	(94,939)	(111,641)
Total net assets	$720,711	$653,605
Total liabilities and net assets	$1,615,840	$1,179,611
Net asset value per share	$11.40	$11.13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Investment income:
From non-controlled, non-affiliated investments:
Interest	$30,470	$22,717	$54,238	$43,452
Dividend	577	635	1,085	1,212
Other income	1,268	586	3,031	727
From controlled, affiliated investments:
Interest	8,320	7,641	16,754	14,550
Dividend	3,719	2,975	7,219	5,950
Total investment income	44,354	34,554	82,327	65,891
Expenses:
Interest and expenses on debt	14,688	9,752	23,630	19,610
Performance-based incentive fee	4,767	4,186	9,630	7,619
Base management fee	3,424	2,873	6,375	5,804
General and administrative expenses	1,255	705	2,243	1,410
Administrative services expenses	585	144	1,211	288
Expenses before provision for taxes	24,719	17,660	43,089	34,731
Provision for taxes on net investment income	547	150	701	684
Total expenses	25,266	17,810	43,790	35,415
Net investment income	19,088	16,744	38,537	30,476
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	4,010	(7,518)	921	(7,455)
Non-controlled and controlled, affiliated investments	—	—	—	—
Provision for taxes on realized gain on investments	—	(300)	—	(300)
Net realized gain (loss) on investments	4,010	(7,818)	921	(7,755)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	3,278	(2,561)	8,506	(15,254)
Controlled and non-controlled, affiliated investments	4,466	(1,618)	5,408	(5,682)
Provision for taxes on unrealized appreciation (depreciation) on investments	230	3,654	230	2,929
Debt (appreciation) depreciation	39	(1,158)	(23)	909
Net change in unrealized appreciation (depreciation) on investments and debt	8,013	(1,683)	14,121	(17,098)
Net realized and unrealized gain (loss) from investments and debt	12,023	(9,501)	15,042	(24,853)
Net increase (decrease) in net assets resulting from operations	$31,111	$7,243	$53,579	$5,623
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.51	$0.15	$0.89	$0.12
Net investment income per common share	$0.31	$0.35	$0.64	$0.65

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net increase (decrease) in net assets from operations:
Net investment income	$19,088	$16,744	$38,537	$30,476
Net realized gain (loss) on investments	4,010	(7,518)	921	(7,455)
Net change in unrealized appreciation (depreciation) on investments	7,744	(4,179)	13,914	(20,936)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	230	3,654	230	2,929
Net provision for taxes on realized loss on investments	—	(300)	—	(300)
Net change in unrealized depreciation (appreciation) on debt	39	(1,158)	(23)	909
Net increase (decrease) in net assets resulting from operations	31,111	7,243	53,579	5,623
Distributions to stockholders:
Distribution of net investment income	(18,818)	(14,014)	(36,878)	(26,945)
Total distributions to stockholders	(18,818)	(14,014)	(36,878)	(26,945)
Capital transactions
Public offering	51,391	48,159	51,391	49,154
Offering costs	(986)	(250)	(986)	(255)
Net increase in net assets resulting from capital transactions	50,405	47,909	50,405	48,899
Net increase (decrease) in net assets	62,698	41,138	67,106	27,577
Net assets:
Beginning of period	658,013	513,531	653,605	527,092
End of period	$720,711	$554,669	$720,711	$554,669
Capital share activity:
Shares issued from public offering	4,493,436	4,300,000	4,493,436	4,386,177

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$53,579	$5,623
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	(13,914)	20,936
Net change in unrealized (appreciation) depreciation on debt	23	(909)
Net realized (gain) loss on investments	(921)	7,455
Net accretion of discount and amortization of premium	(2,074)	(2,612)
Purchases of investments	(640,899)	(151,024)
Payment-in-kind interest	(1,624)	(193)
Proceeds from dispositions of investments	248,718	125,646
Amortization of deferred financing costs	761	704
(Increase) decrease in:
Interest receivable	(1,465)	(1,282)
Distribution receivable	(12)	(635)
Receivable for investments sold	—	3,441
Prepaid expenses and other assets	894	(43)
Due from affiliate	(240)	—
Increase (decrease) in:
Payable for investments purchased	(988)	13,289
Interest payable on debt	2,689	488
Base management fee payable	665	(154)
Incentive fee payable	139	1,022
Deferred tax liability	(230)	(2,928)
Due to affiliates	(462)	(3,120)
Account payable and accrued expenses	811	(395)
Net cash provided by (used in) operating activities	(354,550)	15,309
Cash flows from financing activities:
Proceeds from public offering	51,391	49,154
Offering costs	(986)	(265)
Issuance of 2036 Asset-Back Debt	287,000	—
Capitalized borrowing costs	(3,241)	—
Distributions paid to stockholders	(36,418)	(26,280)
Repayment of 2023 notes payable	(76,219)	(20,787)
Repayment of 2031 Asset-Backed Debt	(1,741)	—
Borrowings under Credit Facility	331,455	30,000
Repayments under Credit Facility	(172,000)	(48,000)
Net cash provided by (used in) financing activities	379,241	(16,178)
Net increase (decrease) in cash and cash equivalents	24,691	(869)
Effect of exchange rate changes on cash	6	24
Cash and cash equivalents, beginning of period	100,555	51,488
Cash and cash equivalents, end of period	$125,252	$50,643
Supplemental disclosures:
Interest paid	$20,180	$18,418
Taxes paid	$1,060	$5
Non-cash exchanges and conversions	$5,067	$3,393

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—163.3% (3), (4)
First Lien Secured Debt—144.9%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.68%	3M SOFR+660	1,512	$1,493	$1,512
A1 Garage Merger Sub, LLC LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
A1 Garage Merger Sub, LLC - Unfunded Term Loan(9)	12/22/2028	Commercial Services & Supplies	—	—	528	—	8
ACP Avenu Buyer, LLC	10/02/2029	IT Services	11.58%	3M SOFR+625	14,182	13,948	13,828
ACP Avenu Buyer, LLC (Revolver) (7), (9)	10/02/2029	IT Services	—	—	3,807	—	(95)
ACP Avenu Buyer, LLC - Unfunded Term Loan(9)	04/02/2025	IT Services	—	—	5,621	—	(63)
ACP Falcon Buyer, LLC (Revolver) (7), (9)	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	05/07/2026	Media	11.57%	3M SOFR+626	4,863	4,828	4,863
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—	—	1,244	—	—
Aeronix, Inc.	12/18/2028	Aerospace and Defense	10.81%	3M SOFR+550	32,918	32,448	32,588
Aeronix, Inc. (Revolver)	12/18/2028	Aerospace and Defense	10.81%	3M SOFR+550	1,830	1,830	1,811
Aeronix, Inc. - (Revolver) (9)	12/18/2028	Aerospace and Defense	—	—	4,269	—	(43)
AFC Dell Holding Corp.	04/09/2027	Distributors	11.74%	3M SOFR+640	12,405	12,355	12,281
AFC Dell Holding Corp. - Unfunded Term Loan(9)	04/09/2027	Distributors	—	—	13,948	—	(139)
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	11.73%	3M SOFR+640	13,886	13,812	13,712
Anteriad, LLC (f/k/a MeritDirect, LLC)	06/30/2026	Media	11.23%	3M SOFR+575	13,396	13,225	13,329
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	06/30/2026	Media	11.23%	3M SOFR+575	2,155	2,141	2,144
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7)	06/30/2026	Media	11.18%	3M SOFR+560	1,230	1,230	1,224
Anteriad, LLC (f/k/a MeritDirect, LLC) - (Revolver) (9)	06/30/2026	Media	—	—	1,640	—	(8)
Any Hour Services	07/21/2027	Energy Equipment and Services	11.00%	3M SOFR+585	6,362	6,293	6,298
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—	—	1,147	-	(11)
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.22%	3M SOFR+590	12,662	12,526	12,414
Applied Technical Services, LLC - Unfunded Term Loan(9)	07/17/2025	Commercial Services & Supplies	—	—	3,990	-	(40)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	13.25%	3M SOFR+475	328	328	321
Applied Technical Services, LLC - (Revolver) (9)	12/29/2026	Commercial Services & Supplies	—	—	1,966	—	(39)
Arcfield Acquisition Corp.	08/03/2029	Aerospace and Defense	11.54%	1M SOFR+625	5,981	5,897	5,921
Arcfield Acquisition Corp. (Revolver) (9)	08/04/2028	Aerospace and Defense	—	—	1,379	—	(14)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	11.10%	1M SOFR+575	11,907	11,461	11,580
Big Top Holdings, LLC	02/28/2030	Construction & Engineering	11.56%	1M SOFR+625	46,529	45,718	45,714
Big Top Holdings, LLC - (Revolver) (9)	02/28/2030	Construction & Engineering	—	—	4,479	—	(78)
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare Equipment and Supplies	11.82%	1M SOFR+650	589	589	583
BioDerm, Inc. (Revolver) (9)	01/31/2028	Healthcare Equipment and Supplies	—	—	482	—	(5)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	11.47%	3M SOFR+565	5,304	5,262	5,247
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (9)	09/17/2026	Distributors	—	—	2,337	—	(23)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distributors	11.72%	3M SOFR+525	1,097	1,097	1,092
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	1,646	—	(8)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.42%	3M SOFR+475	6,495	6,441	6,397
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	11.56%	3M SOFR+626	3,262	3,262	3,262
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	12.37%	3M SOFR+688	24,866	24,736	24,618
By Light Professional IT Services, LLC (Revolver) (7)(9)	05/16/2025	High Tech Industries	—	—	3,507	-	(35)
Carisk Buyer, Inc.	12/01/2029	Healthcare Technology	11.10%	3M SOFR+575	5,500	5,420	5,445
Carisk Buyer, Inc. - Unfunded Term Loan (9)	12/01/2029	Healthcare Technology	—	—	4,813	—	—
Carisk Buyer, Inc. (Revolver) (7)(9)	12/01/2029	Healthcare Technology	—	—	1,750	—	(18)
Carnegie Dartlet, LLC	2/7/2030	Professional Services	10.83%	3M SOFR+550	45,320	44,646	44,640
Carnegie Dartlet, LLC - Unfunded Term Loan (9)	2/7/2026	Professional Services	—	—	16,214	—	(81)
Carnegie Dartlet, LLC - Funded Revolver	2/7/2030	Professional Services	10.80%	3M SOFR+550	1,081	1,081	1,065
Carnegie Dartlet, LLC - (Revolver) (9)	2/7/2030	Professional Services	—	—	4,324	—	(65)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.06%	1M SOFR+575	13,010	12,855	13,010
Cartessa Aesthetics, LLC (Revolver) (7)	6/14/2028	Distributors	11.06%	1M SOFR+575	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7)(9)	6/14/2028	Distributors	—	—	927	—	—
CF512, Inc.	8/20/2026	Media	11.52%	3M SOFR+619	5,949	5,912	5,860
CF512, Inc. (Revolver) (7), (9)	8/20/2026	Media	—	—	955	—	(14)
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	13.18%	3M SOFR+775	236	236	227
			(PIK 2.00%)			—
Compex Legal Services, Inc.	2/9/2026	Professional Services	10.92%	3M SOFR+555	8,879	8,856	8,879

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Compex Legal Services, Inc. (Revolver) (7)	2/7/2025	Professional Services	10.87%	3M SOFR+555	281	$281	$281
Compex Legal Services, Inc. (Revolver) (7), (9)	2/7/2025	Professional Services	—	—	1,125	—	—
Confluent Health, LLC	11/30/2028	Healthcare Providers and Services	10.86%	3M SOFR+500	7,000	6,791	6,948
Connatix Buyer, Inc.	7/13/2027	Media	11.14%	3M SOFR+576	3,795	3,748	3,643
Connatix Buyer, Inc. (7), (9)	7/13/2027	Media	—	—	1,234	—	(49)
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.81%	3M SOFR+501	878	867	878
Crane 1 Services, Inc. (Revolver) (7)	8/16/2027	Commercial Services & Supplies	10.81%	3M SOFR+501	135	135	135
Crane 1 Services, Inc. (Revolver) (7)	8/16/2027	Commercial Services & Supplies	—	—	202	—	-
Dr. Squatch, LLC	8/31/2027	Personal Products	11.16%	3M SOFR+585	4,361	4,313	4,361
Dr. Squatch, LLC (Revolver) (7)	8/31/2027	Personal Products	11.16%	3M SOFR+585	2,236	2,236	2,236
Dr. Squatch, LLC - (Revolver) (9)	8/31/2027	Personal Products	—	—	1,118	—	—
DRS Holdings III, Inc.	11/3/2025	Chemicals, Plastics and Rubber	11.71%	3M SOFR+640	15,949	15,852	15,821
DRS Holdings III, Inc. (Revolver) (7), (9)	11/3/2025	Personal Products	—	—	1,426	—	(11)
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	12.43%	3M SOFR+650	3,428	3,415	3,417
ECL Entertainment, LLC	8/31/2030	Hotels, Restaurants and Leisure	10.08%	1M SOFR+475	4,975	4,903	4,989
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.05%	3M SOFR+575	3,977	3,917	3,897
EDS Buyer, LLC - Unfunded Term Loan (9)	1/10/2029	Electronic Equipment, Instruments, and Components	—	—	6,750	—	(51)
EDS Buyer, LLC. (Revolver) (7), (9)	1/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	(46)
Efficient Collaborative Retail Marketing Company, LLC	6/15/2024	Media: Diversified and Production	14.44%	3M SOFR+900	8,152	8,170	5,706
			(PIK 1.50%)			-
Eisner Advisory Group, LLC	2/23/2031	Professional Services	9.33%	3M SOFR+400	7,000	6,930	7,018
ETE Intermediate II, LLC (Revolver) (9)	5/25/2029	Diversified Consumer Services	—	—	1,656	—	—
Exigo Intermediate II, LLC (Revolver) (9)	3/15/2027	Software	—	—	689	—	(14)
Fairbanks Morse Defense	6/23/2028	Aerospace and Defense	10.32%	3M SOFR+501	997	993	997
Five Star Buyer, Inc.	2/23/2028	Hotels, Restaurants and Leisure	12.46%	3M SOFR+710	4,503	4,430	4,435
Five Star Buyer, Inc. - DDTL B Unfunded (9)	2/23/2028	Hotels, Restaurants and Leisure	—	—	837	-	(13)
Five Star Buyer, Inc. (Revolver) (9)	2/23/2028	Hotels, Restaurants and Leisure	—	—	741	-	(11)
Gauge ETE Blocker, LLC - Promissory Note	5/19/2029	Diversified Consumer Services	12.56%	—	215	215	215
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.45%	3M SOFR+610	5,012	4,938	4,761
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.94%	3M SOFR+560	1,066	1,057	1,055
Graffiti Buyer, Inc. (Revolver) (7)	8/10/2027	Trading Companies & Distributors	11.62%	3M SOFR+560	601	601	595
Graffiti Buyer, Inc. (Revolver) (7), (9)	8/10/2027	Trading Companies & Distributors	—	—	264	—	(3)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.90%	3M SOFR+560	3,993	3,942	3,753
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.93%	3M SOFR+560	585	585	550
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	165	—	(10)
Hills Distribution Inc.	11/7/2029	Distributors	11.32%	3M SOFR+600	7,981	7,867	7,861
Hills Distribution Inc. - Unfunded Term Loan (9)	11/7/2025	Distributors	—	—	10,812	—	(54)
HW Holdco, LLC	5/10/2026	Media	11.69%	1M SOFR+640	10,492	10,454	10,334
HW Holdco, LLC (Revolver) (7), (9)	5/10/2026	Media	—	—	1,452	—	(22)
IG Investments Holdings, LLC (7)	9/22/2028	Professional Services	11.41%	3M SOFR+610	4,405	4,342	4,317
IG Investments Holdings, LLC (Revolver) (7), (9)	9/22/2027	Professional Services	—	—	477	—	(10)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(12)
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.60%	3M SOFR+725	23,538	23,358	23,538
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.17%	3M SOFR+685	2,964	2,964	2,964
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	11.31%	3M SOFR+675	1,446	1,041	1,047
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (9)	11/17/2025	Commercial Services & Supplies	—	—	6,122	—	(46)
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (9)	12/28/2028	Commercial Services & Supplies	14.25%	3M SOFR+575	226	226	226
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,066	—	—
Infolinks Media Buyco, LLC	11/1/2026	Media	11.18%	3M SOFR+585	2,908	2,877	2,908
Integrative Nutrition, LLC	1/31/2025	Consumer Services	12.46%	3M SOFR+715	15,592	15,561	14,500
			(PIK 2.25%)			—
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.48%	3M SOFR+615	16,141	16,039	15,980
Integrity Marketing Acquisition, LLC - Unfunded Term Loan (9)	8/31/2025	Insurance	—	—	7,440	—	(37)
Integrity Marketing Acquisition, LLC (Revolver) (7), (9)	8/27/2026	Insurance	—	—	511	—	—
ITI Holdings, Inc. (Revolver)	3/3/2028	IT Services	11.90%	3M SOFR+560	579	579	574
ITI Holdings, Inc. (Revolver) (9)	3/3/2028	IT Services	—	—	85	—	(1)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Inventus Power, Inc.	6/30/2025	Electronic Equipment, Instruments, and Components	12.94%	3M SOFR+761	4,963	$4,893	$4,863
Inventus Power, Inc. (Revolver) (7), (9)	6/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(35)
Keel Platform, LLC	1/19/2031	Metals and Mining	10.55%	3M SOFR+525	10,842	10,682	10,734
Keel Platform, LLC - Unfunded Term Loan (9)	1/19/2031	Metals and Mining	—	—	3,158	—	(8)
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.46%	3M SOFR+615	17,167	16,940	17,167
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	3,435	—	—
Lash OpCo, LLC	2/18/2027	Personal Products	13.23%	1M SOFR+810	10,513	10,397	10,408
			(PIK 5.10%)			—
Lash OpCo, LLC (Revolver) (7)	8/16/2026	Personal Products	13.27%	1M SOFR+810	2,765	2,765	2,738
			(PIK 5.10%)			—
Lash OpCo, LLC (Revolver) (7), (9)	8/16/2026	Personal Products	—	—	335	—	(3)
			(PIK 5.10%)			—
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.76%	1M SOFR+640	13,081	13,077	12,898
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2025	Capital Equipment	11.72%	1M SOFR+640	1,721	1,721	1,697
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.96%	3M SOFR+665	3,690	3,674	3,635
Ledge Lounger, Inc. (Revolver)	11/09/2026	Leisure Products	11.96%	3M SOFR+665	658	658	648
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	132	—	(2)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.68%	1M SOFR+535	22,426	22,216	22,426
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	—
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	11.71%	3M SOFR+640	1,098	1,091	1,087
LJ Avalon Holdings, LLC - Unfunded Term Loan (9)	07/31/2024	Construction & Engineering	—	—	1,721	—	9
LJ Avalon Holdings, LLC (Revolver) (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	(11)
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	12.31%	3M SOFR+700	19,166	18,824	18,783
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	12.31%	3M SOFR+700	1,861	1,861	1,824
Loving Tan Intermediate II, Inc. (Revolver)(7)(9)	05/31/2028	Personal Products	—	—	1,523	—	(30)
LSF9 Atlantis Holdings, LLC	6/30/2029	Specialty Retail	11.83%	3M SOFR+650	5,550	5,550	5,581
Lucky Bucks, LLC - First-out Term Loan	10/02/2028	Hotels, Restaurants and Leisure	12.97%	3M SOFR+765	260	260	260
Lucky Bucks, LLC - Last-out Term Loan	10/02/2029	Hotels, Restaurants and Leisure	12.97%	3M SOFR+765	521	521	521
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.90%	1M SOFR+550	3,654	3,558	3,485
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.96%	3M SOFR+565	8,683	8,591	8,683
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	5/14/2026	Media	—	—	2,435	—	—
MBS Holdings, Inc. (Revolver)(7)(9)	4/16/2027	Internet Software and Services	—	—	1,157	—	(17)
MDI Buyer, Inc.	7/25/2028	Commodity Chemicals	10.85%	3M SOFR+550	2,031	1,996	2,002
MDI Buyer, inc. (Revolver) (7)	7/25/2028	Commodity Chemicals	11.76%	3M SOFR+600	402	402	396
MDI Buyer, inc. (Revolver) (9)	7/25/2028	Commodity Chemicals	—	—	371	—	(2)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.20%	3M SOFR+565	1,968	1,946	1,929
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(34)
Medina Health, LLC	10/20/2028	Healthcare Providers and Services	11.56%	3M SOFR+625	17,910	17,614	17,730
Medina Health, LLC (Revolver) (7)	10/20/2028	Healthcare Providers and Services	11.56%	3M SOFR+625	778	778	770
Medina Health, LLC (Revolver) (9)	10/20/2028	Healthcare Providers and Services	—	—	4,409	—	(44)
Megawatt Acquisitionco, Inc.	3/1/2030	Electronic Equipment, Instruments, and Components	10.58%	3M SOFR +525	22,750	22,412	22,409
Megawatt Acquisitionco, Inc. - (Revolver) (9)	3/1/2030	Electronic Equipment, Instruments, and Components	—	—	3,250	—	—
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	11.23%	3M SOFR +625	3,199	3,184	3,199
Mission Critical Electronics, Inc. (9)	5/31/2024	Capital Equipment	—	—	707	—	3
Mission Critical Electronics, Inc. (Revolver) (7), (9)	3/31/2025	Capital Equipment	—	—	1,325	—	—
MOREGroup Holdings, Inc.	1/16/2030	Construction & Engineering	11.06%	3M SOFR +590	32,000	31,534	31,680
MOREGroup Holdings, Inc. - Unfunded Term Loan (9)	1/16/2026	Construction & Engineering	—	—	11,056	—	—
MOREGroup Holdings, Inc. - (Revolver) (9)	1/16/2030	Construction & Engineering	—	—	6,634	—	(66)
Municipal Emergency Services, Inc.	10/1/2027	Distributors	10.46%	3M SOFR+515	1,175	1,142	1,175
Municipal Emergency Services, Inc. - Unfunded Term Loan A (9)	12/16/2024	Distributors	—	—	387	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan B (9)	12/16/2024	Distributors	—	—	1,264	—	—
Municipal Emergency Services, Inc. (Revolver) (7), (9)	10/1/2027	Distributors	—	—	947	—	—
NBH Group LLC (Revolver) (7), (9)	8/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(75)
Neptune Flood Incorporated (Revolver) (9)	5/9/2029	Insurance	—	—	541	—	—
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	11.68%	3M SOFR+635	19,900	19,525	19,900
NORA Acquisition, LLC (Revolver) (7), (9)	8/31/2029	Healthcare Providers and Services	—	—	5,479	—	—
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Consumer Services	10.80%	3M SOFR+550	11,050	10,956	10,884
Omnia Exterior Solutions, LLC - Unfunded Term Loan 1 (9)	4/1/2024	Diversified Consumer Services	—	—	650	—	(10)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (9)	12/29/2025	Diversified Consumer Services	—	—	9,100	$-	$(46)
Omnia Exterior Solutions, LLC (Revolver) (7), (9)	12/29/2029	Diversified Consumer Services	—	—	2,600	—	(39)
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.69%	3M SOFR+636	8,471	8,366	8,471
ORL Acquisition, Inc. (7)	9/3/2027	Consumer Finance	14.70%	3M SOFR+940	4,577	4,517	3,570
			(PIK 2.00%)			-
ORL Acquisition, Inc. (Revolver) (7), (9)	9/3/2027	Consumer Finance	—	—	215	—	(47)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	11.16%	3M SOFR+585	12,868	12,648	12,765
OSP Embedded Purchaser, LLC (Revolver) (9)	12/15/2029	Aerospace and Defense	—	—	2,932	—	(23)
Output Services Group, Inc. - First-out Term Loan	11/30/2028	Business Services	13.82%	3M SOFR+843	521	521	521
Output Services Group, Inc. - Last-out Term Loan	5/30/2028	Business Services	12.07%	3M SOFR+668	1,058	1,058	1,058
Owl Acquisition, LLC	2/4/2028	Professional Services	10.68%	3M SOFR+550	3,893	3,807	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.47%	1M SOFR+651	22,736	22,550	22,736
Ox Two, LLC (Revolver) (9)	5/18/2026	Construction and Building	—	—	3,387	—	—
Pacific Purchaser, LLC	9/30/2028	Professional Services	11.43%	3M SOFR+625	4,988	4,894	4,988
Pacific Purchaser, LLC - Unfunded Term Loan	9/30/2028	Professional Services	—	—	3,598	—	54
Pacific Purchaser, LLC - (Revolver) (9)	9/30/2028	Professional Services	—	—	1,799	—	—
PCS Midco, Inc.	3/1/2030	Professional Services	11.09%	3M SOFR+575	11,362	11,195	11,194
PCS Midco, Inc. - Revolver	3/1/2030	Professional Services	11.08%	3M SOFR+575	89	89	89
PCS Midco, Inc. - (Revolver) (9)	3/1/2030	Professional Services	—	—	1,682	—	—
PCS Midco, Inc. - Unfunded Term Loan	3/1/2026	Professional Services	—	—	3,974	—	—
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.43%	3M SOFR+710	5,712	5,645	5,055
			(PIK 3.50%)			—
PL Acquisitionco, LLC - (Revolver) (9)	11/9/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(263)
PlayPower, Inc.	5/8/2026	Leisure Products	10.98%	1M SOFR+565	3,382	3,369	3,314
Pragmatic Institute, LLC - Unfunded Term Loan (9)	7/6/2028	Professional Services	—	—	2,290	—	(309)
Pragmatic Institute, LLC (Revolver)	7/6/2028	Professional Services	11.09%	3M SOFR+575	1,526	1,526	1,305
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.66%	1M SOFR+635	6,613	6,555	6,481
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	670	—	(13)
Questex, LLC	9/9/2024	Media: Diversified and Production	9.72%	3M SOFR+440	6,731	6,719	6,731
Questex, LLC (Revolver) (7), (9)	9/9/2024	Media: Diversified and Production	—	—	1,197	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	10.95%	3M SOFR+585	210	210	210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	315	—	—
Recteq, LLC	1/29/2026	Leisure Products	12.46%	3M SOFR+715	1,455	1,443	1,419
Recteq, LLC (Revolver) (7)	1/29/2026	Leisure Products	11.90%	3M SOFR+700	288	288	281
Recteq, LLC - Unfunded Revolver	1/29/2026	Leisure Products	—	—	1,008	—	(25)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.07%	3M SOFR+576	16,872	16,820	14,341
Riverpoint Medical, LLC	6/20/2025	Healthcare Equipment and Supplies	10.97%	3M SOFR+515	9,887	9,838	9,895
Riverpoint Medical, LLC (Revolver) (7)	6/20/2025	Healthcare Equipment and Supplies	10.73%	3M SOFR+510	227	227	227
Riverpoint Medical, LLC (Revolver) (7), (9)	6/20/2025	Healthcare Equipment and Supplies	—	—	682	—	—
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	Professional Services	11.56%	3M SOFR+625	287	282	282
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan (9)	6/15/2029	Professional Services	—	—	860	—	—
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	6/15/2029	Professional Services	—	—	860	—	(13)
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.51%	3M SOFR+620	2,527	2,518	2,527
Sales Benchmark Index LLC (Revolver) (7), (9)	1/3/2025	Professional Services	—	—	1,293	—	—
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+760	3,381	3,372	3,381
			(PIK 1.00%)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+760	731	731	731
			(PIK 1.00%)
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	352	—	—
			(PIK 1.00%)			—
Schlesinger Global, Inc.	7/14/2025	Professional Services	13.68%	3M SOFR + 825	14,829	14,783	14,533
			(PIK 5.60%)			-
Schlesinger Global, Inc. (Revolver)	7/14/2025	Professional Services	13.68%	3M SOFR + 825	1,534	1,534	1,503
			(PIK 5.60%)
Schlesinger Global, Inc. (Revolver) (7), (9)	7/14/2025	Professional Services	—	—	394	—	(8)
			(PIK 5.60%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.46%	3M SOFR+615	1,911	1,887	1,854

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Sigma Defense Systems, LLC	12/18/2027	IT Services	12.46%	3M SOFR+715	20,894	$20,606	$20,685
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2027	IT Services	12.46%	3M SOFR+715	1,572	1,572	1,557
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2027	IT Services	—	—	1,048	—	(10)
Simplicity Financial Marketing Group Holdings Inc.	12/2/2026	Diversified Financial Services	11.63%	3M SOFR+640	3,428	3,422	3,388
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (9)	2/9/2026	Diversified Financial Services	—	—	5,310	—	(53)
Simplicity Financial Marketing Group Holdings Inc. - (Revolver) (9)	12/2/2026	Diversified Financial Services	—	—	1,043	—	(10)
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.94%	1M SOFR+450	599	587	595
Smartronix, LLC	11/23/2028	Aerospace and Defense	11.49%	1M SOFR+635	13,589	13,374	13,589
Smartronix, LLC - (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	—
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.91%	1M SOFR+450	2,425	2,425	2,163
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	9.95%	1M SOFR+450	588	588	524
Smile Brands Inc. (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	928	—	(100)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	100	—	(11)
Solutionreach, Inc.	7/17/2025	Healthcare Technology	12.46%	3M SOFR+700	4,657	4,635	4,652
Solutionreach, Inc. (Revolver) (7), (9)	7/17/2025	Healthcare Technology	—	—	833	—	(1)
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.95%	3M SOFR + 565	2,170	2,146	2,170
Spendmend Holdings LLC - Unfunded Term Loan (9)	3/3/2025	Healthcare Technology	—	—	1,588	—	12
Spendmend Holdings LLC (Revolver)	3/1/2028	Healthcare Technology	10.97%	3M SOFR+565	357	357	357
Spendmend Holdings LLC (Revolver) (9)	3/1/2028	Healthcare Technology	—	—	535	—	-
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare Providers and Services	10.35%	1M SOFR+501	1,990	1,976	1,990
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.10%	3M SOFR+590	20,566	20,316	20,546
System Planning and Analysis, Inc. (Revolver) (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	—	—	12,537	—	81
System Planning and Analysis, Inc. - (Revolver) (9)	8/16/2027	Aerospace and Defense	—	—	5,188	—	(5)
S101 Holdings, Inc.	12/29/2026	Electronic Equipment, Instruments, and Components	11.48%	3M SOFR+615	12,502	12,349	12,377
S101 Holdings, Inc. - Unfunded Term Loan 2 (9)	12/15/2024	Electronic Equipment, Instruments, and Components	—	—	9,036	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	1/26/2029	Media	11.81%	3M SOFR+650	26,725	26,271	26,257
TCG 3.0 Jogger Acquisitionco, Inc. - (Revolver) (9)	1/26/2029	Media	—	—	2,426	—	(42)
Team Services Group, LLC	12/20/2027	Healthcare Providers and Services	10.58%	3M SOFR+543	1,995	1,985	1,990
The Bluebird Group LLC	7/28/2026	Professional Services	11.96%	3M SOFR+665	2,576	2,541	2,576
The Bluebird Group LLC (Revolver) (7), (9)	7/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (7)	8/30/2027	Construction & Engineering	11.22%	1M SOFR+610	3,394	3,345	3,394
The Vertex Companies, LLC (Revolver)	8/30/2027	Construction & Engineering	11.95%	1M SOFR+610	408	408	408
The Vertex Companies, LLC (Revolver) (7), (9)	8/30/2027	Construction & Engineering	—	—	503	—	—
TPC US Parent, LLC	11/24/2025	Food Products	10.95%	3M SOFR+565	11,949	11,836	11,937
TransGo, LLC	12/29/2028	Auto Components	11.33%	3M SOFR+600	12,861	12,676	12,732
TransGo, LLC (Revolver) (7), (9)	12/29/2028	Auto Components	—	—	4,440	-	(44)
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.73%	1M SOFR+640	3,657	3,634	3,657
TWS Acquisition Corporation (Revolver) (7), (9)	6/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	4/1/2028	IT Services	10.98%	1M SOFR+565	11,928	11,814	11,177
Tyto Athene, LLC (Revolver) (7)	4/1/2026	IT Services	10.99%	1M SOFR+565	832	832	779
Tyto Athene, LLC (Revolver) (7), (9)	4/1/2026	IT Services	—	—	208	—	(13)
Walker Edison Furniture, LLC - Term Loan (6)	3/1/2029	Wholesale	—	—	4,645	4,465	3,437
Walker Edison Furniture Company, LLC - Unfunded Term Loan (6), (9)	3/1/2029	Wholesale	—	—	604	—	(157)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (6)	3/1/2029	Wholesale	—	—	1,667	1,667	1,667
Watchtower Intermediate, LLC	12/1/2029	Electronic Equipment, Instruments, and Components	11.31%	3M SOFR+600	9,100	8,967	9,027
Watchtower Intermediate, LLC - Unfunded Term Loan (9)	12/1/2025	Electronic Equipment, Instruments, and Components	—	—	2,100	—	7
Watchtower Intermediate, LLC - Funded Revolver	12/1/2029	Electronic Equipment, Instruments, and Components	11.31%	3M SOFR+600	1,260	1,260	1,250
Watchtower Intermediate, LLC (Revolver) (9)	12/1/2029	Electronic Equipment, Instruments, and Components	—	—	5,040	—	(40)
Wildcat Buyerco, Inc.	2/26/2027	Electronic Equipment, Instruments, and Components	11.06%	3M SOFR+575	12,657	12,538	12,593
Wildcat Buyerco, Inc. - Unfunded Term Loan (9)	2/26/2027	Electronic Equipment, Instruments, and Components	—	—	3,281	—	16
Wildcat Buyerco, Inc. (Revolver) (9)	2/26/2027	Electronic Equipment, Instruments, and Components	—	—	534	—	(3)
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	9.57%	3M SOFR+426	3,500	3,491	3,509
Zips Car Wash, LLC	12/31/2024	Automobiles	12.68%	3M SOFR+735	13,258	13,189	12,960
			(PIK 1.50%)			—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Total First Lien Secured Debt						1,055,496	1,044,476
Second Lien Secured Debt—0.0%
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.43%	3M SOFR+1,010	150	148	150
Total Second Lien Secured Debt						148	150
Subordinate Debt - 0.0%
Schlesinger Global, LLC - Promissory Note	7/26/2024	Professional Services	12.31%		18	18	18
Total Subordinate Debt						18	18
Preferred Equity— 1.5% (6)
Ad.net Holdings, Inc. (7)	—	Media	—	—	6,720	672	828
AFC Acquisitions, Inc. (Preferred) (8)	—	Distributors	—	—	825	1,262	1,324
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	2,018	2,063
Cartessa Aesthetics, LLC (Preferred) (8)	—	Distributors	—	—	1,437,500	1,438	2,267
Gauge Schlesinger Coinvest LLC (Preferred Equity)	—	Professional Services	—	—	64	64	45
Imagine Topco, LP	—	Software	8.00%	—	1,236,027	1,224	1,378
Magnolia Topco LP - Class A Preferred Equity(8)	—	Automobiles	—	—	47	47	50
Magnolia Topco LP - Class B Preferred Equity(8)	—	Automobiles	—	—	31	20	21
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835	1,178
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	749
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	—
PL Acquisitionco, LLC (Preferred Equity)	—	Textiles, Apparel and Luxury Goods	—	—	61	61	73
TPC Holding Company, LP (5), (7)	—	Food Products	—	—	409	409	629
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	35	44
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)						—	—
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						10,414	10,649
Common Equity/Warrants— 16.8% (6)
A1 Garage Equity, LLC (8)	—	Commercial Services & Supplies	—	—	647,943	648	750
ACP Big Top Holdings, L.P. - Common Equity	—	Construction & Engineering			3,000,500	3,001	3,001
Ad.net Holdings, Inc. (7)	—	Media	—	—	7,467	75	7
Aftermarket Drivetrain Products Holdings, LLC	—	Auto Components	—	—	2,632	2,632	2,881
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,131
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,438	1,679
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	—	—
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—	—	4,678	5,000	4,048
BioDerm Holdings, LP	—	Healthcare Equipment and Supplies	—	—	1,313	1,313	1,288
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	96
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,789	849	15,422
Carisk Parent, L.P.	—	Healthcare Technology	—	—	169,231	169	172
Carnegie HoldCo, LLC - Common Equity (8)	—	Professional Services			2,719,600	2,720	2,720
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	176
Consello Pacific Aggregator, LLC(8)	—	Professional Services	—	—	1,025,476	1,025	974
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	216
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	760,273	747	1,355
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	244,597	—	—
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	596
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,152
Exigo, LLC	—	Software	—	—	541,667	542	601
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,665	727	1,985
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	7,566	—	—
Five Star Parent Holdings, LLC	—	Hotels, Restaurants and Leisure	—	—	655,714	656	649
Gauge ETE Blocker, LLC	—	Diversified Consumer Services	—	—	374,444	374	386
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,658,738	1,088	7,898
Gauge Loving Tan, LP	—	Personal Products	—	—	2,481,781	2,482	1,545
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	329
GCOM InvestCo LP (7)	—	IT Services	—	—	19,184	3,342	4,557
GMP Hills, L.P.	—	Distributors	—	—	4,430,843	4,431	4,652
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	448	45
HPA SPQ Aggregator LP	—	Professional Services	—	—	750,399	750	746
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	84
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,870,915	1,871	1,767
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	629,085	—	(35)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	—
(Integrative Nutrition, LLC) (7), (8)						—	—
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—	—	1,218,045	1,218	1,643
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	6,184	641	1,197
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—	—	116,032	1,175	1,651
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	—
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,568
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	385	798
LEP Pequod Holdings, LP	—	Financial Services			350	865	1,006
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,842
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,917
Lucky Bucks, LLC	—	Hotels, Restaurants and Leisure	—	—	73,870	2,062	2,104
Magnolia Topco LP - Class A Common Equity(8)	—	Automobiles	—	—	46,974	—	—
Magnolia Topco LP - Class B Common Equity(8)	—	Automobiles	—	—	30,926	—	—
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	352
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,078	1,306
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	806	—
Megawatt Acquisition Partners, LLC - Common Equity	—	Electronic Equipment, Instruments, and Components			1,040,000	1,040	1,040
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	2,921

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	$1,438	$84
New Medina Health, LLC(8)	—	Healthcare Providers and Services	—	—	2,672,646	2,673	3,015
NORA Parent Holdings, LLC (8)	—	Healthcare Providers and Services	—	—	2,544	2,525	2,841
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	266
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,736	1,736
OHCP V BC COI, L.P.	—	Distributors	—	—	1,152,777	1,153	1,003
OHCP V BC COI, L.P. (9)	—	Distributors	—	—	97,224	—	(13)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP	—	Aerospace and Defense	—	—	1,727,679	1,728	1,745
Output Services Group, Inc.	—	Business Services	—	—	80,170	642	674
PCS Parent, LP - Common Equity	—	Professional Services			423,247	423	423
PennantPark-TSO Senior Loan Fund, LP (7), (10)	—	Financial Services	—	—	11,167,847	11,168	9,705
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	14
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	611	—
Quad (U.S.) Co-Invest, L.P.	—	Professional Services	—	—	266,864	267	321
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	453
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8)	—	Aerospace and Defense	—	—	40	24	27
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,271
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)	—	Professional Services	—	—	64,634	646	590
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	296	296	224
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	187
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	24	24	1,001
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	145
SV Aero Holdings, LLC (8)	—	Aerospace and Defense	—	—	61	605	639
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	524	897
TCG 3.0 Jogger Co-Invest, LP	—	Media			9,108	1,760	1,679
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	220,720	207	413
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	144,887	—	—
TPC Holding Company, LP (5), (7)	—	Food Products	—	—	21,527	22	287
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	11
UniTek Global Services, Inc.(C)	—	Telecommunications	—	—	213,739	—	—
UniVista Insurance (7), (8)	—	Insurance	—	—	400	357	701
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	660
Walker Edison Holdco LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (8)	—	Electronic Equipment, Instruments, and Components	—	—	1,241,935	1,242	1,286
WCP IvyRehab Coinvestment, LP (8)	—	Healthcare Providers and Services	—	—	208	208	221
WCP IvyRehab QP CF Feeder, LP (8)	—	Healthcare Providers and Services	—	—	3,715	3,754	3,952
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (9)	—	Healthcare Providers and Services	—	—	285	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	95	771
Affinion Group Holdings, Inc. (Warrants)	4/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
Kentucky Racing Holdco, LLC (Warrants) (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	940
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
Total Common Equity/Warrants						98,167	121,387
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,164,243	1,176,680
Investments in Controlled, Affiliated Portfolio Companies—41.8% (3), (4)
First Lien Secured Debt—33.4%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.72%	3M SOFR+550	3,582	3,582	3,582
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.72%	3M SOFR+550	26,771	21,728	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (10)	05/06/2024	Financial Services	13.32%	3M SOFR+800	210,088	210,088	210,088
Total First Lien Secured Debt						235,398	240,441
Equity Interests—8.4%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	7,650
PennantPark Senior Secured Loan Fund I LLC (7), (10)	—	Financial Services	—	—	90,038	90,038	53,112
Total Equity Interests						90,038	60,762
Total Investments in Controlled, Affiliated Portfolio Companies						325,436	301,203
Total Investments—205.1%						1,489,679	1,477,883
Cash and Cash Equivalents—17.4%
Money Market - BlackRock Federal FD Institutional 30						125,246	125,252
Total Cash and Cash Equivalents						125,246	125,252
Total Investments and Cash Equivalents—222.4%						$1,614,925	$1,603,135
Liabilities in Excess of Other Assets—(122.4)%							(882,424)
Net Assets—100.0%							$720,711

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

MARCH 31, 2024

(in thousands, except share data)

(Unaudited)

(8)
Investment is held through our Taxable Subsidiary.
(9)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2024, qualifying assets represent 83% of our total assets and non-qualifying assets represent 17% of our total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	$-	$(7)
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(8)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(18)
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.50%	3M SOFR+715	14,803	14,656	14,803
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	3M SOFR+685	2,089	2,089	2,089
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Commercial Services & Supplies	—	—	1,135	—	—
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.17%	1M SOFR+585	3,178	3,143	3,178
Infolinks Media Buyco, LLC- Unfunded Term Loan	11/01/2023	Media	—	—	387	—	4
Integrated Data Services (Revolver) (9)	08/01/2029	Professional Services	—	—	3,096	—	(72)
Integrative Nutrition, LLC	01/31/2025	Consumer Services	12.54%	3M SOFR+715	15,521	15,457	14,590
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.57%	3M SOFR+615	15,666	15,553	15,509
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	8,000	-	(40)
Integrity Marketing Acquisition, LLC (Revolver) (7), (9)	08/27/2026	Insurance	—	—	511	-	-
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.05%	1M SOFR+560	500	500	490
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	165	—	(3)
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+761	4,988	4,894	4,888
Inventus Power, Inc. (Revolver) (7), (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(35)
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	3M SOFR+615	17,253	16,999	16,995
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	3,435	—	(52)
Lash OpCo, LLC	02/18/2027	Personal Products	11.88%	1M SOFR+675	10,404	10,264	10,300
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.15%	3M SOFR+675	2,086	2,086	2,065
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	986	—	(10)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.83%	1M SOFR+643	7,544	7,537	7,454
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	11.02%	3M SOFR+565	1,721	1,721	1,700
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.79%	3M SOFR+640	3,709	3,677	3,663
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	789	—	(10)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.67%	1M SOFR+535	22,543	22,282	22,317
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	(25)
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	11.79%	3M SOFR+640	400	394	392
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Construction & Engineering	—	—	2,424	—	(12)
LJ Avalon Holdings, LLC (Revolver) (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	(23)
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	12.39%	3M SOFR+700	19,263	18,894	18,974
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	12.39%	3M SOFR+700	1,861	1,861	1,833
Loving Tan Intermediate II, Inc. (Revolver)(7)(9)	05/31/2028	Personal Products	—	—	1,523	—	(23)
Lucky Bucks, LLC (6)	07/20/2027	Hotels, Restaurants and Leisure	0.00%	—	4,489	4,210	1,182
Lucky Bucks, LLC - DIP	10/20/2023	Hotels, Restaurants and Leisure	15.30%	3M SOFR+1000	160	158	160
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.99%	3M SOFR+550	3,674	3,564	3,481
Mars Acquisition Holdings Corp.	05/14/2026	Media	11.04%	3M SOFR+565	8,728	8,616	8,640
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	2,435	—	(24)
MBS Holdings, Inc. (Revolver)	04/16/2027	Internet Software and Services	11.17%	1M SOFR+585	185	185	182
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	972	—	(15)
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	11.09%	3M SOFR+625	2,041	2,003	1,997
MDI Buyer, inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	10.91%	3M SOFR+600	361	361	353
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	412	—	(5)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	3M SOFR+565	1,978	1,954	1,929
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,103	—	(17)
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	(142)
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(42)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	10.65%	SOFR +515	3,571	3,560	3,553
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	707	—	(1)
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	1,325	—	(6)
Municipal Emergency Services, Inc.	10/01/2027	Distributors	11.04%	3M SOFR+565	1,181	1,144	1,155
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distributors	—	—	387	—	(9)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	(28)
Municipal Emergency Services, Inc. (Revolver) (7)	10/01/2027	Distributors	11.04%	3M SOFR+565	379	379	370
Municipal Emergency Services, Inc. (Revolver) (7), (9)	10/01/2027	Distributors	—	—	568	—	(12)
Neptune Flood Incorporated - Revolver Unfunded	05/09/2029	Insurance	—	—	541	—	—
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(34)
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	11.74%	3M SOFR+635	41,489	40,662	40,659
NORA Acquisition, LLC (Revolver) (7), (9)	08/31/2029	Healthcare Providers and Services	—	—	5,479	—	(110)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.68%	1M SOFR+636	8,516	8,397	8,516
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	12.84%	6M SOFR+725	4,900	4,828	4,459
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	(77)
Output Services Group, Inc. (6)	06/27/2026	Business Services	0.00%	—	4,923	4,469	960
Owl Acquisition, LLC	02/04/2028	Professional Services	10.80%	6M SOFR+550	3,893	3,797	3,834
Ox Two, LLC	05/18/2026	Construction and Building	12.90%	3M SOFR+751	22,736	22,513	22,338
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	3,387	—	(59)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Diversified Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	12.42%	1M SOFR+710	5,612	5,538	5,050
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(229)
PlayPower, Inc.	05/08/2026	Leisure Products	10.92%	3M SOFR+565	3,401	3,386	3,248
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—	—	2,290	—	(80)
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	11.17%	3M SOFR+575	1,526	1,526	1,458
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.74%	3M SOFR+635	6,647	6,578	6,547
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	11.74%	3M SOFR+635	670	670	660
Questex, LLC	09/09/2024	Media: Diversified and Production	9.81%	3M SOFR+425	6,731	6,706	6,731
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	1,197	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	11.24%		3M SOFR+585	210	$210	$210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—		—	315	—	—
Recteq, LLC	01/29/2026	Leisure Products	12.54%		3M SOFR+715	1,463	1,448	1,419
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—		—	1,296	—	(39)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.13%		3M SOFR+576	16,962	16,875	14,842
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	10.54%		3M SOFR+515	7,939	7,903	7,828
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.42%		1M SOFR+510	114	114	112
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—		—	795	—	(11)
Riverside Assessments, LLC	03/10/2025	Professional Services	11.29%		3M SOFR+590	15,199	15,075	15,047
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan	06/15/2029	Professional Services	—		—	1,146	—	—
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	06/15/2029	Professional Services	—		—	860	—	(13)
Sales Benchmark Index LLC	01/03/2025	Professional Services	11.59%		3M SOFR+620	2,596	2,581	2,583
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—		—	1,293	—	(7)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.93%		1M SOFR+760	3,439	3,425	3,405
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.92%		1M SOFR+760	280	280	277
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—		—	801	—	(8)
Schlesinger Global, Inc.	07/14/2025	Professional Services	12.07%		3M SOFR+715	14,490	14,428	14,019
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	12.52%		3M SOFR+715	1,495	1,495	1,446
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—		—	375	—	(12)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.54%		3M SOFR+615	1,921	1,895	1,863
Sigma Defense Systems, LLC	12/18/2025	IT Services	14.04%		3M SOFR+865	10,277	10,123	10,123
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	14.04%		3M SOFR+865	1,835	1,835	1,807
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—		—	786	—	(12)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	12.04%		1M L+665	9,708	9,688	9,708
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—		—	1,747	—	—
Skopima Consilio Parent, LLC	05/17/2028	Business Services	9.93%		1M SOFR+450	600	588	587
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.97%		3M SOFR+450	2,437	2,437	2,190
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	10.11%		1M SOFR+450	1,508	1,508	1,355
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—		—	108	—	(11)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	12.37%		1M SOFR+700	4,657	4,650	4,638
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—		—	833	—	(3)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	11.03%		3M SOFR+565	2,061	2,037	2,016
Spendmend Holdings LLC - Unfunded Term Loan	03/01/2024	Healthcare Technology	—		—	1,707	—	(25)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	11.03%		1M SOFR+565	357	357	349
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—		—	535	—	(12)
STV Group Incorporated	12/11/2026	Construction & Engineering	10.67%		1M SOFR+535	4,752	4,724	4,657
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.49%		6M SOFR+615	18,373	18,109	18,171
System Planning and Analysis, Inc. (Revolver) (9) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—		—	5,188	—	(57)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	10.67%		1M SOFR+535	5,733	5,683	5,725
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%		3M SOFR+665	5,421	5,374	5,340
The Bluebird Group LLC	07/28/2026	Professional Services	12.79%		3M SOFR+740	2,368	2,331	2,359
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—		—	862	—	(3)
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	11.67%		1M SOFR+635	1,979	1,949	1,961
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	11.67%		1M SOFR+635	305	305	303
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—		—	606	—	(5)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	10.90%		3M SOFR+565	4,813	4,793	4,813
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.81%		3M SOFR+640	4,316	4,280	4,316
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—		—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.90%		3M SOFR+565	11,928	11,803	10,879
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—		—	1,040	—	(94)
Walker Edison Furniture, LLC - Term Loan	03/31/2027	Wholesale	12.18%		1M SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company, LLC - Funded Junior Revolver	03/31/2027	Wholesale	11.68%		1M SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Wholesale	—		—	333	—	—
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	10.54%		3M SOFR+515	7,646	7,579	7,570
Wildcat Buyerco, Inc. (Revolver) (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—		—	534	—	(5)
Zips Car Wash, LLC	03/01/2024	Automobiles	12.67%		1M SOFR+735	13,249	13,206	12,818
Total First Lien Secured Debt							683,940	665,725
Second Lien Secured Debt—0.0%
Mailsouth Inc. (7)	04/23/2025	Media: Advertising, Printing and Publishing	—	(6)	—	1,161	965	-
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.50%		3M SOFR+1,010	150	148	149
Total Second Lien Secured Debt							1,113	149
Preferred Equity— 1.8% (6)
Ad.net Holdings, Inc. (7)	—	Media	—		—	6,720	672	757
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—		—	2,018	2,018	1,633
Cartessa Aesthetics, LLC (Preferred) (8)	—	Distributors	—		—	1,437,500	1,438	2,007
Gauge Lash Coinvest LLC (Preferred)	—	Personal Products	—		—	108,546	586	1,319
Gauge Schlesinger Coinvest LLC (Preferred Equity)	—	Professional Services	—		—	64	64	47
Imagine Topco, LP	—	Software	8.00%		—	1,236,027	1,236	1,246
Magnolia Topco LP - Class A Preferred Equity (8)	—	Automobiles	—		—	5	5	6
Magnolia Topco LP - Class B Preferred Equity (8)	—	Automobiles	—		—	28	17	24
Mars Intermediate Holdings II, Inc. (7)	—	Media	—		—	835	835	1,112
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—		—	733	733	489
ORL Holdco, Inc. (7)	—	Consumer Finance	—		—	1,327	133	-
PL Acquisitionco, LLC (Preferred Equity)	—	Textiles, Apparel and Luxury Goods	—		—	61	61	66
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%		—	1,323	1,323	2,158
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—		—	409	409	598

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	$35	$45
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	64
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						11,028	11,571
Common Equity/Warrants— 14.5% (6)
A1 Garage Equity, LLC(8)	—	Commercial Services & Supplies	—	—	647,943	648	691
Ad.net Holdings, Inc. (7)	—	Media	—	—	7,467	75	—
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,074
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437	1,456
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	—	—
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—	—	4,678	5,000	4,516
BioDerm Holdings, LP	—	Healthcare Equipment and Supplies	—	—	1,313	1,313	1,514
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	109
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,789	849	11,610
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	222
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	199
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	760,273	747	1,358
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	244,597	—	—
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	463
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,062
Exigo, LLC	—	Software	—	—	541,667	542	612
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,665	727	3,062
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	7,566	—	—
Five Star Parent Holdings, LLC	—	Hotels, Restaurants and Leisure	—	—	655,714	656	800
Gauge ETE Blocker, LLC	—	Diversified Consumer Services	—	—	374,444	374	371
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	6,810
Gauge Loving Tan, LP	—	Personal Products	—	—	2,481,781	2,482	2,088
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	344
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,153
GCOM InvestCo LP (7)	—	IT Services	—	—	19,184	3,342	3,165
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	711
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	448	338
HPA SPQ Aggregator LP	—	Professional Services	—	—	750,399	750	751
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	111
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,863,863	1,864	1,671
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	636,137	—	(66)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	—
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—	—	1,218,045	1,218	1,642
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	844
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—	—	116,032	1,160	1,268
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	144
Kentucky Racing Holdco, LLC (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	883
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,508
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	775
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,588
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,736
Magnolia Topco LP - Class A Common Equity (8)	—	Automobiles	—	—	5,144	—	—
Magnolia Topco LP - Class B Common Equity (8)	—	Automobiles	—	—	28,231	—	—
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	468
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,077	1,155
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	805	—
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	2,230
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,448	101
NORA Parent Holdings, LLC	—	Healthcare Providers and Services	—	—	2,544	2,544	2,544
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	223
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,614	3,768
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	650
OHCP V BC COI, L.P. (9)	—	Distributors	—	—	506,250	—	(64)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	—
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,345
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	1,006
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	55
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	611	238
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	312
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	446
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	26
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,052
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)	—	Professional Services	—	—	64,634	646	515
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	235
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	1,784
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	247

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	24	$23	$1,098
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	161	178
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	524	850
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	219,056	206	388
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	146,550	—	—
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—	—	21,527	21	212
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	1
UniTek Global Services, Inc.(C)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (W)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	362	555
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	653
Walker Edison Holdco LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	1,766
WCP IvyRehab QP CF Feeder, LP(8)	—	Healthcare Providers and Services	—	—	3,715,012	3,754	4,319
WCP IvyRehab QP CF Feeder, LP (8), (9)	—	Healthcare Providers and Services	—	—	284,988	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	794
Total Common Equity/Warrants						72,159	94,733
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						768,240	772,178
Investments in Controlled, Affiliated Portfolio Companies—45.1% (3), (4)
First Lien Secured Debt—36.8%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.94%	3M SOFR+550	3,582	3,582	3,582
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.94%	3M SOFR+550	26,771	20,931	26,770
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	13.33%	3M SOFR+800	210,088	210,088	210,088
Total First Lien Secured Debt						234,601	240,440
Equity Interests—8.3%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	3,675
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	90,038	90,038	50,881
Total Equity Interests						90,038	54,556
Total Investments in Controlled, Affiliated Portfolio Companies						324,639	294,996
Total Investments—163.3%						1,092,878	1,067,174
Cash and Cash Equivalents—15.3%
Money Market - BlackRock Federal FD Institutional 30						100,555	100,555
Total Cash and Cash Equivalents						100,555	100,555
Total Investments and Cash Equivalents—178.6%						$1,193,433	$1,167,729
Liabilities in Excess of Other Assets—(78.6)%							(514,124)
Net Assets—100.0%							$653,605

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

March 31, 2024

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

On February 7, 2024, the Company filed a notice with the Israel Securities Authority and the Tel Aviv Stock Exchange Ltd (the “TASE”) voluntarily requesting to delist the Company’s common stock from trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the delisting of the Company’s common stock from the TASE took effect on May 8, 2024.

In May 2017, we and a subsidiary of Kemper Corporation (NYSE: KMPR), Trinity Universal Insurance Company, or Kemper, formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. See Note 4.

In November 2017, we issued $138.6 million of our 2023 Notes. The principal on the 2023 Notes were payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% on December 15, 2023. On December 15, 2023, the remaining 2023 Notes were repaid in full. The 2023 Notes were general, unsecured obligations and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2023 Notes were listed on the TASE. In connection with this offering, we dual listed our common stock on the TASE.

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

On February 22, 2024, the 2036 Securitization Issuer completed the 2036 Debt Securitization. The 2036 Asset-Backed Debt is secured by a diversified portfolio of the 2036-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2036 Asset-Backed Debt is scheduled to mature in April 2036. On the closing date of the 2036 Debt Securitization, in consideration of our transfer to the 2036 Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly-owned subsidiaries. See Note 10.

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

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of March 31, 2024, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

On February 4, 2022, we formed PFLT Investment Holdings II, LLC, a Delaware limited liability company (“Holdings II”), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PFLT Investment Holdings, LLC ( “Holdings”) to Holdings II. Effective as of January 1, 2024, Holdings II made an election to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss and deductions attributable to Holdings’ investments.

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

Restatement of Previously Issued Financial Statements

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSSL and PTSF in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at March 31, 2023, and the impact of the error correction is reflected on the consolidated statement of cash flows for the six months ended March 31, 2023 as an increase to cash and cash equivalents, beginning of period totaling $3.6 million, an increase to cash and cash equivalents, end of period totaling $0.5 million, and decrease in due to affiliates of $3.1 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of March 31, 2023. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended March 31, 2024.

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

March 31, 2024

(Unaudited)

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2024, we had one portfolio company on non-accrual, representing 0.4% and 0.3% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, we had three portfolio companies on non-accrual, representing 0.9% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and six months ended March 31, 2024, we recorded a provision for taxes on net investment income of $0.5 million and $0.7 million, respectively, pertaining to federal excise tax. For three and six months ended March 31, 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.7 million, respectively, pertaining to federal excise tax.

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

Holdings II, is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three and six months ended March 31, 2024, the Company recognized a provision for taxes of $0.2 million and $0.2 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2023, the Company recognized a provision reduction for taxes of $3.7 million and $2.9 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2024 and September 30, 2023, $1.6 million and $1.8 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of March 31, 2024 and September 30, 2023, zero and $0.3 million, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2024, the Company paid zero and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2024 and March 31, 2023, the Company did not make any tax payments related to realized gains on the sale of investments held by the Taxable Subsidiary.

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

March 31, 2024

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

On March 27, 2023 we entered into equity distribution agreements with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a "Sales Agent" and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market offering ("ATM Program"). On August 11, 2023 we amended the Equity Distribution Agreements with each of the Sales Agents (together, the "Amended and Restated Equity Distribution Agreements") to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements, provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three and six months ended March 31, 2024, we issued 4,493,436 shares of common stock through the ATM Program at an average price of $11.35 per share, raising $51.0 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. In connection with the share issuance, we expensed $0.6 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company wholly-owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I, Securitization Issuer, and the 2036-Securitization Issuer in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL or PTSF. See further description of our investment in PSSL in Note 4.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended March 31, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

March 31, 2024

(Unaudited)

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2024. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components— a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2024, the Investment Adviser earned a base management fee of $3.4 million and $6.4 million respectively, from us. For the three and six months ended March 31, 2023, the Investment Adviser earned a base management fee of $2.9 million and $5.8 million respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2024, the Investment Adviser earned $4.8 million and $9.6 million, respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2023, the Investment Adviser earned $4.2 million and $7.6 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2024 and 2023, was zero, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2024, we recorded administrative expenses of approximately $0.6 million and $1.2 million, respectively, including expenses the Administrator incurred for services described above. For the three and six months ended March 31, 2023, we recorded administrative expenses of approximately $0.2 million and $0.3 million, respectively, including expenses the Administrator incurred for services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2024 and 2023.

For the three and six months ended March 31, 2024, we sold $77.2 million and $139.9 million in investments to PSSL at fair value, respectively, and recognized zero and zero of net realized gains (losses), respectively. For the three and six months ended March 31, 2023, we sold $27.1 million and $45.9 million in investments to PSSL at fair value, respectively, and recognized less than $(0.1) million and less than $(0.1) million of net realized losses, respectively, for the same period.

For the three and six months ended March 31, 2024 and 2023, we sold no investments to PTSF.

As of March 31, 2024 and September 30, 2023, PFLT had a payable to PSSL and PTSF of $0.1 million and $0.6 million, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and PTSF from PFLT in connection with trades between the funds.

As of March 31, 2024 and September 30, 2023, PFLT had a receivable from the Administrator of $0.2 million and zero, respectively, presented as Due from Affiliate on the consolidated statements of assets and liabilities. This amount relates to agency fees collected on behalf of the Company.

4. INVESTMENTS

For the three and six months ended March 31, 2024, purchases of investments, including PIK interest totaled $339.1 million and $642.5 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $85.6 million and $151.2 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2024 totaled $144.8 million and $248.7 million, respectively. For the three and six months ended March 31, 2023, sales and repayments of investments totaled $62.6 million and $125.6 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	March 31, 2024		September 30, 2023
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$1,080,800	$1,074,820	$708,452	$696,078
First lien in PSSL	210,088	210,088	210,088	210,088
Second lien	148	150	1,113	149
Subordinate debt	18	18	—	—
Equity	108,587	139,695	83,188	109,978
Equity interests in PSSL	90,038	53,112	90,038	50,881
Total investments	1,489,679	1,477,883	1,092,878	1,067,174
Cash and cash equivalents	125,246	125,252	100,555	100,555
Total investments and cash and cash equivalents	$1,614,925	$1,603,135	$1,193,433	$1,167,729

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2024 (1)	September 30, 2023 (1)
Professional Services	10%	7
Aerospace and Defense	9	6
Media	8	9
Healthcare Providers and Services	7	9
Electronic Equipment, Instruments, and Components	7	3
Construction & Engineering	7	1
Personal Products	6	8
IT Services	5	4
Distributors	4	3
Media: Diversified and Production	4	6
Healthcare Technology	3	4
High Tech Industries	3	5
Commercial Services & Supplies	2	4
Construction and Building	2	3
Insurance	2	3
Capital Equipment	2	2
Air Freight and Logistics	1	1
Auto Components	1	—
Automobiles	1	2
Business Services	1	2
Chemicals, Plastics and Rubber	1	2
Consumer Services	1	2
Diversified Consumer Services	1	3
Diversified Financial Services	1	1
Energy Equipment and Services	1	1
Financial Services	1	1
Food Products	1	1
Healthcare Equipment and Supplies	1	1
Hotels, Restaurants and Leisure	1	2
Internet Software and Services	1	1
Leisure Products	1	1
Metals and Mining	1	—
Textiles, Apparel and Luxury Goods	1	1
All Other	2	1
Total	100%	100%

(1)
Excludes investments in PSSL.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2024 and September 30, 2023, PSSL had total assets of $941.0 million and $869.4 million, respectively, and its investment portfolio consisted of investments in 106 and 105 portfolio companies, respectively. As of March 31, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.4 million and the five largest investments totaled $95.6 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2024 and September 30, 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (additional $27.6 million unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $90.0 million (additional $11.8 million unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO VI, LLC, a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt is scheduled to mature in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Preferred Shares of CLO VI, LLC.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2024	September 30, 2023
Total investments	$869,684	$785,859
Weighted average cost yield on income producing investments	12.0%	12.1%
Number of portfolio companies in PSSL	106	105
Largest portfolio company investment	$21,381	$18,463
Total of five largest portfolio company investments	$95,589	$83,365

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Below is a listing of PSSL’s individual investments as of March 31, 2024 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,425.9%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.68%	SOFR+660	2,925	$2,875	$2,925
ACP Avenu Buyer, LLC	10/2/2029	Business Services	11.65%	SOFR+625	9,975	9,810	9,726
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	11.83%	SOFR+650	18,856	18,509	18,875
Ad.net Acquisition, LLC	5/7/2026	Media	11.57%	SOFR+626	8,753	8,695	8,753
Aeronix, Inc	12/18/2028	Aerospace and Defense	10.81%	SOFR+550	15,960	15,731	15,800
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.43%	SOFR+600	12,787	12,508	12,276
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	11.23%	SOFR+575	4,859	4,837	4,835
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	11.00%	SOFR+575	4,750	4,708	4,726
Any Hour Services	7/21/2027	Professional Services	11.00%	SOFR+585	7,472	7,328	7,397
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.20%	SOFR+615	11,213	11,104	10,990
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.54%	SOFR+625	11,171	11,021	11,060
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.10%	SOFR+575	4,925	4,847	4,790
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,933	8,837	8,843
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.70%	SOFR+625	15,053	14,854	14,978
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.42%	SOFR+490	5,575	5,545	5,491
Broder Bros., Co.	12/4/2025	Consumer Products	11.61%	SOFR+626	2,305	2,305	2,305
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.68%	SOFR+525	444	417	423
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.37%	SOFR+688	13,387	13,350	13,253
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.06%	SOFR+575	9,587	9,470	9,587
CF512, Inc.	8/20/2026	Media	11.53%	SOFR+619	6,785	6,704	6,684
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	13.18%	SOFR+775	9,119	9,109	8,800
			(PIK 1.00%)			-	-
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.44%	SOFR+400	6,743	6,522	6,659
Connatix Buyer, Inc.	7/13/2027	Media	11.09%	SOFR+576	3,795	3,749	3,643
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.81%	SOFR+525	2,078	2,059	2,078
Dr. Squatch, LLC	8/31/2027	Personal Products	11.16%	SOFR+585	14,637	14,455	14,637
DRI Holding Inc.	12/21/2028	Media	10.68%	SOFR+525	2,614	2,419	2,442
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.71%	SOFR+640	14,149	14,114	14,036
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	12.43%	SOFR+710	10,849	10,821	10,816
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.08%	SOFR+475	4,975	4,894	4,989
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.56%	SOFR+625	8,910	8,801	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.43%	SOFR+610	12,611	12,463	12,358
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.84%	SOFR+650	12,342	12,113	12,465
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.32%	SOFR+475	10,143	10,094	10,143
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.45%	SOFR+610	3,716	3,707	3,530
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.90%	SOFR+560	2,333	2,310	2,310
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.90%	SOFR+560	2,153	2,126	2,024
Hills Distribution, Inc	11/8/2029	Business Services	11.32%	SOFR+600	9,002	8,875	8,867
HW Holdco, LLC	5/10/2026	Media	11.72%	SOFR+640	3,513	3,491	3,460
Imagine Acquisitionco, LLC	11/15/2027	Software	10.43%	SOFR+510	9,201	9,052	9,109
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.64%	SOFR+725	16,370	16,196	16,370
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.16%	SOFR+685	6,060	5,958	6,060
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.46%	SOFR+715	11,156	11,144	10,375
			(PIK 2.25%)			-	-
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.49%	SOFR+615	5,880	5,840	5,821
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.94%	SOFR+761	8,205	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.97%	SOFR+560	3,920	3,869	3,881
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.46%	SOFR+615	16,578	16,303	16,578
Lash OpCo, LLC	2/18/2027	Personal Products	13.23%	SOFR+775	14,359	14,175	14,215
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.72%	SOFR+640	14,970	14,950	14,760
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.68%	SOFR+535	11,375	11,280	11,375
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.67%	SOFR+640	2,572	2,528	2,547
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	12.31%	SOFR+700	7,444	7,316	7,295
Lucky Bucks, LLC - First-Out Term Loan	10/2/2028	Hotel, Gaming and Leisure	12.97%	SOFR+765	261	261	261
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.97%	SOFR+765	522	522	522
MAG DS Corp	4/1/2027	Aerospace and Defense	10.90%	SOFR+550	2,079	2,001	1,983
Magenta Buyer, LLC	7/31/2028	Software	10.57%	SOFR+500	2,991	2,844	1,759
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.72%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.72%	SOFR+525	4,837	3,921	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.96%	SOFR+565	11,529	11,443	11,529
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.23%	SOFR+585	8,373	8,274	8,261
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.87%	SOFR+550	6,348	6,250	6,260
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.20%	SOFR+565	2,360	2,328	2,312
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	11.56%	SOFR+625	19,296	18,985	19,103
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	11.20%	SOFR+590	5,739	5,736	5,739
MOREGroup Holdings, Inc	1/16/2030	Business Services	11.08%	SOFR+590	13,132	12,946	13,001
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.45%	SOFR+515	3,413	3,368	3,413
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.18%	SOFR+575	10,657	10,538	10,177
Neptune Flood Incorporated	5/9/2029	Insurance	11.40%	SOFR+600	4,809	4,747	4,809
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	11.68%	SOFR+635	21,381	21,001	21,381
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.69%	SOFR+636	15,765	15,535	15,765
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.75%	SOFR+940	2,076	2,058	1,619
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.82%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.07%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.68%	SOFR+550	3,893	3,839	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.82%	SOFR+751	4,345	4,315	4,345
Pacific Purchaser, LLC	9/30/2028	Business Services	11.43%	SOFR+625	11,998	11,792	11,998

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.72%	SOFR+500	9,443	$9,293	$9,254
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.43%	SOFR+710	7,700	7,612	6,815
			(PIK 4.00%)			-	-
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.98%	SOFR+565	2,544	2,495	2,493
Pragmatic Institute, LLC	7/6/2028	Education	11.09%	SOFR+575	11,081	10,956	9,474
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.66%	SOFR+635	2,789	2,770	2,733
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.92%	SOFR+585	1,024	1,024	1,024
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.45%	SOFR+615	4,913	4,860	4,176
Recteq, LLC	1/29/2026	Leisure Products	12.46%	SOFR+715	4,850	4,812	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.07%	SOFR+576	12,366	12,304	10,511
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.43%	SOFR+625	3,730	3,662	3,674
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.51%	SOFR+620	9,268	9,243	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.93%	SOFR+760	5,079	5,066	5,079
			(PIK 1.00%)			-	-
Schlesinger Global, Inc.	7/14/2025	Business Services	12.68%	SOFR+715	11,830	11,825	11,594
			(PIK 0.50%)			-	-
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.46%	SOFR+615	4,925	4,863	4,777
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	12.46%	SOFR+715	12,573	12,402	12,447
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.70%	SOFR+640	11,416	11,237	11,302
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.94%	SOFR+450	1,297	1,273	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	11.57%	SOFR+635	4,888	4,821	4,888
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.91%	SOFR+450	11,736	11,707	10,468
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.46%	SOFR+700	4,582	4,554	4,577
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.95%	SOFR+565	4,091	4,032	4,091
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.35%	SOFR+501	1,777	1,694	1,777
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.08%	SOFR+590	14,663	14,495	14,648
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.49%	SOFR+500	345	333	344
The Bluebird Group LLC	7/27/2026	Professional Services	11.96%	SOFR+665	8,553	8,449	8,553
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.42%	SOFR+610	7,676	7,565	7,676
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.94%	SOFR+565	16,617	16,434	16,601
Transgo, LLC	12/29/2028	Automotive	11.33%	SOFR+600	19,826	19,547	19,628
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.73%	SOFR+640	3,418	3,417	3,418
Tyto Athene, LLC	4/1/2028	IT Services	10.98%	SOFR+565	14,670	14,579	13,745
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.68%	SOFR+665	6,858	6,757	6,775
Walker Edison Furniture Company LLC (4)	3/1/2029	Wholesale	0.00%		4,645	4,465	3,437
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)	3/1/2029	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)	3/1/2029	Wholesale			604	-	(157)
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	11.31%	SOFR+600	12,250	12,057	12,152
Wildcat Buyerco, Inc.	2/27/2027	Electronic Equipment, Instruments, and Components	11.06%	SOFR+575	16,097	15,971	16,016
Zips Car Wash, LLC	12/31/2024	Automobiles	12.68%	SOFR+735	16,743	16,699	16,368

Total First Lien Secured Debt						873,061	865,487
Equity Securities - 6.9%
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	2,104
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	1,030
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,063
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						6,467	4,197
Total Investments - 1,432.8%						879,528	869,684
Cash and Cash Equivalents - 103.6%
BlackRock Federal FD Institutional 30						62,892	62,892
Total Cash and Cash Equivalents						62,892	62,892
Total Investments and Cash Equivalents —1,536.4%						$942,420	$932,576
Liabilities in Excess of Other Assets — (1,436.4)%							(871,877)
Members' Equity—100.0%							$60,699

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2023 (Par and $ in thousands)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,347.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+660	2,940	$2,886	$2,925
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+626	8,798	8,723	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.24%	SOFR+600	12,852	12,535	12,338
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.04%	SOFR+550	5,001	4,971	4,913
Anteriad Holdings Inc (fka MeritDirect) March 2023	5/23/2024	Media: Advertising, Printing & Publishing	12.04%	SOFR+650	4,875	4,817	4,814
Any Hour Services	7/21/2027	Professional Services	11.59%	SOFR+585	7,510	7,348	7,360
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	11.04%	SOFR+550	2,187	2,187	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.69%	SOFR+525	11,013	10,972	10,985
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	SOFR+615	9,579	9,475	9,387
Applied Technical Services, LLC - DDTL Unfunded (3)	12/29/2026	Commercial Services & Supplies			194	-	(2)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	9,218	9,093	9,126
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	4,950	4,863	4,604
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.79%	SOFR+640	15,132	14,928	14,905
Broder Bros., Co.	12/4/2025	Consumer Products	11.50%	SOFR+626	2,349	2,349	2,349
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.67%	SOFR+525	447	418	420
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.43%	SOFR+688	13,821	13,778	13,579
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.07%	SOFR+665	4,011	4,010	4,011
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.39%	SOFR+600	9,636	9,509	9,636
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+619	6,820	6,722	6,684
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.15%	SOFR+476	5,499	5,455	5,499
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+675	9,232	9,201	8,955
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.32%	SOFR+400	6,797	6,559	6,445
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+576	3,815	3,762	3,681
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.90%	SOFR+551	2,089	2,067	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	11.24%	SOFR+585	14,712	14,511	14,712
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	2,627	2,418	2,394
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.79%	SOFR+640	14,429	14,376	14,256
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.89%	SOFR+650	10,904	10,838	10,740
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.07%	SOFR+475	5,000	4,900	4,985
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.64%	SOFR+625	8,955	8,833	8,821
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	11.00%	SOFR+550	2,219	2,200	2,171
Exigo Intermediate II, LLC	3/15/2027	Software	11.17%	SOFR+585	12,675	12,505	12,422
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,404	12,154	12,193
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	10,195	10,143	10,114
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.96%	SOFR+660	3,736	3,724	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.99%	SOFR+575	2,345	2,316	2,322
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	SOFR+560	2,250	2,217	2,194
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	4,913	4,838	4,913
HW Holdco, LLC	12/10/2024	Media	11.75%	SOFR+640	3,014	2,988	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.72%	SOFR+535	9,248	9,075	9,110
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.51%	SOFR+715	16,453	16,257	16,453
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	SOFR+685	6,090	5,979	6,090
Integrated Data Services	8/1/2029	Business Services	11.87%	SOFR+650	18,904	18,532	18,463
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.54%	SOFR+700	11,105	11,083	10,439
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+575	5,906	5,851	5,847
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.93%	SOFR+761	8,246	8,104	8,080
ITI Holdings, Inc.	3/3/2028	IT Services	11.06%	SOFR+560	3,940	3,886	3,861
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	15,509	15,487	15,509
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	SOFR+615	16,662	16,346	16,412
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+675	14,210	13,989	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.74%	SOFR+643	15,042	14,997	14,862
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.70%	SOFR+535	12,056	11,911	11,935
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.77%	SOFR+640	2,585	2,537	2,534
Loving Tan Intermediate II, Inc.	5/26/2028	Consumer Products	12.39%	SOFR+700	7,481	7,337	7,369
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,182
Lucky Bucks. LLC - OpCo DIP Loans	9/30/2025	Hotel, Gaming and Leisure	15.33%	SOFR+1000	160	158	160
MAG DS Corp	4/1/2027	Aerospace and Defense	10.99%	SOFR+550	2,097	2,007	1,986
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,006	2,845	2,228
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,782	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+565	11,588	11,476	11,472
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.17%	SOFR+585	7,859	7,758	7,749
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.32%	SOFR+600	6,380	6,271	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	SOFR+565	2,372	2,336	2,312
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+515	5,769	5,763	5,740
Municipal Emergency Services, Inc.	9/28/2027	Distributors	11.04%	SOFR+565	3,430	3,380	3,355
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.93%	SOFR+525	10,711	10,572	10,497
Neptune Flood Incorporated	5/9/2029	Insurance	11.97%	SOFR+650	5,042	4,970	5,042
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.92%	SOFR+550	14,213	14,194	14,213
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.68%	SOFR+636	15,849	15,588	15,849
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.84%	SOFR+725	2,223	2,202	2,023
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	$10,999	$10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	2,776	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,484.6%						$882,054	$863,305
Liabilities in Excess of Other Assets — (1,384.6)%							(805,155)
Members' Equity—100.0%							$58,150

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	March 31, 2024
	(Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$879,528 and $804,608, respectively)	$869,684	$785,859
Cash and cash equivalents (cost—$62,892 and $77,446, respectively)	62,892	77,446
Interest receivable	6,303	5,179
Due from affiliate	104	436
Prepaid expenses and other assets	1,983	490
Total assets	940,966	869,410
Liabilities
Credit facility payable	135,600	48,600
2032 Asset-backed debt, net (par—$246,000)	244,277	243,973
2035 Asset-backed debt, net (par—$246,000)	243,708	243,483
Notes payable to members	240,100	240,100
Interest payable on Credit facility and asset backed debt	9,406	14,291
Payable for investments purchased	—	13,466
Interest payable on notes to members	6,395	6,488
Accrued expenses	781	859
Total liabilities	880,267	811,260
Commitments and contingencies(1)
Members' equity	60,699	58,150
Total liabilities and members' equity	$940,966	$869,410

(1)
As of March 31, 2024 and September 30, 2023, PSSL had unfunded commitments to fund investments of $1.2 million and $1.1 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Investment income:
Interest	$26,916	$21,292	$52,964	$40,908
Other income	388	447	565	557
Total investment income	27,304	21,739	53,529	41,465
Expenses(1):
Interest and expense on credit facility and asset-backed debt	13,784	9,678	27,181	18,319
Interest expense on notes to members	8,095	7,363	16,316	14,173
Administration fees	577	516	1,135	1,024
General and administrative expenses	231	280	493	580
Total expenses	22,687	17,837	45,125	34,096
Net investment income	4,617	3,902	8,404	7,369
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(90)	(5,886)	(6,510)	(5,956)
Net change in unrealized appreciation (depreciation) on investments	847	3,934	8,905	(1,865)
Net realized and unrealized gain (loss) on investments	757	(1,952)	2,395	(7,821)
Net increase (decrease) in members' equity resulting from operations	$5,374	$1,950	$10,799	$(452)

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2023 Notes and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt, our 2036 Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at March 31, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$51,970	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,227,231	Market Comparable	Market yield	8.4% - 24.0% (11.2%)
First lien	5,706	Enterprise Market Value	EBITDA multiple	9.3x
Second lien	150	Market Comparable	Market yield	14.5%
Subordinated debt	18	Market Comparable	Market yield	15.1%
Equity	129,991	Enterprise Market Value	EBITDA multiple	3.5x - 18.3x (12.2x)
Total Level 3 investments	$1,415,066
Long-Term Credit Facility	$168,878	Market Comparable	Market yield	2.1%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, 2026 Notes, 2031 Asset-Backed Debt, and 2036 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at March 31, 2024
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,284,908	$—	$—	$1,284,908	$—
Second lien	150	—	—	150	—
Subordinate debt	18	—	—	18	—
Equity	192,807	—	—	129,990	62,817
Total investments	1,477,883	—	—	1,415,066	62,817
Cash and cash equivalents	125,252	125,252	—	—	—
Total investments and cash and cash equivalents	$1,603,135	$125,252	$—	$1,415,066	$62,817
Credit Facility payable	$168,878	$—	$—	$168,878	$—
2026 Notes payable(2)	183,443	—	183,443	—	—
2031 Asset-Backed Debt(2)	225,333	—	—	225,333	—
2036 Asset-Backed Debt(2)	283,816	—	—	283,816	—
Total debt	$861,470	$—	$183,443	$678,027	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes, 2031 Asset-Backed Debt, and 2036 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

	Fair Value at September 30, 2023
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$906,166	$—	$—	$906,166	$—
Second lien	149	—	—	149	—
Equity	160,859	—	—	100,633	60,226
Total investments	1,067,174	—	—	1,006,948	60,226
Cash and cash equivalents	100,555	100,555	—	—	—
Total investments and cash and cash equivalents	$1,167,729	$100,555	$—	$1,006,948	$60,226
Credit Facility payable	$9,400	$—	$—	$9,400	$—
2023 Notes payable	76,219	—	—	76,219	—
2026 Notes payable(2)	183,054	—	183,054	—	—
2031 Asset-Backed Debt(2)	226,759	—	—	226,759	—
Total debt	$495,432	$—	$183,054	$312,378	$—

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

March 31, 2024

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3)

($ in thousands):

	Six Months Ended March 31, 2024
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$906,166	$100,782	$1,006,948
Net realized gain (loss)	(4,920)	5,841	921
Net change in unrealized appreciation (depreciation)	6,393	4,924	11,317
Purchases, PIK interest, net discount accretion and non-cash exchanges	617,010	30,293	647,303
Sales, repayments and non-cash exchanges	(206,608)	(44,815)	(251,423)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,318,041	$97,025	$1,415,066
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciaiton (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(340)	$7,492	$7,152

	Six Months Ended March 31, 2023
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,009,642	$95,285	$1,104,927
Net realized gain (loss)	(6,935)	(520)	(7,455)
Net change in unrealized appreciation (depreciation)	(3,837)	(9,916)	(13,753)
Purchases, PIK interest, net discount accretion and non-cash exchanges	131,949	13,346	145,295
Sales, repayments and non-cash exchanges	(124,123)	(1,523)	(125,646)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,006,696	$96,672	$1,103,368
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(6,796,228)	$(9,855,855)	$(16,652,083)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Six months ended March 31,
Long-Term Credit Facility and 2023 Notes	2024	2023
Beginning balance (cost – $85,619 and $169,654, respectively)	$85,619	$167,563
Net change in unrealized (depreciation) appreciation included in earnings	23	(1,865)
Borrowings	331,455	30,000
Repayments	(248,219)	(48,000)
Net realized (gain) loss	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $168,855 and $151,654, respectively)	$168,878	$147,698

As of March 31, 2024, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	$2,000	$1,455	1,478	4/1/2024	23

As of September 30, 2023 we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during both the three and six months ended March 31, 2024 and 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, 2031 Asset-Backed Debt, and the 2036 Asset-Backed Debt.

For the three and six months ended March 31, 2024, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $(0.1) million and $0.1 million, respectively. For the three and six months ended March 31, 2023, the Credit Facility and the 2023 Notes had a net change in unrealized (depreciation)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

appreciation of $(1.2) million and $0.9 million, respectively. As of March 31, 2024 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off during the quarter.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2023	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$34,027	$798	$—	$3,178	$38,003	$2,478	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	260,969	—	—	2,230	263,199	14,276	7,219	—
Total Controlled Affiliates	$294,996	$798	$—	$5,408	$301,202	$16,754	$7,219	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator for net increase in net assets resulting from operations	$31,111	$7,243	$53,579	$5,623
Denominator for basic and diluted weighted average shares	61,151,898	48,529,037	59,936,696	46,931,577
Basic and diluted net increase in net assets per share resulting from operations	$0.51	$0.15	$0.89	$0.12

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2024 and September 30, 2023, cash and cash equivalents consisted of money market funds in the amounts of $125.3 million and $100.6 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Six Months Ended March 31,
	2024	2023
Per Share Data:
Net asset value, beginning of period	$11.13	$11.62
Net investment income (1)	0.64	0.65
Net change in realized and unrealized gain (loss) (1)	0.25	(0.53)
Net increase (decrease) in net assets resulting from operations (1)	0.89	0.12
Distributions to stockholders (1), (2)	(0.62)	(0.57)
Accretive effect of common stock issuance	—	(0.02)
Net asset value, end of period	$11.40	$11.15
Per share market value, end of period	$11.38	$10.61
Total return *(3)	12.76%	16.41%
Shares outstanding at end of period	63,228,138	49,731,815
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	5.97%	5.87%
Ratio of debt related expenses to average net assets** (5)	7.00%	7.28%
Ratio of total expenses to average net assets** (5)	12.97%	13.15%
Ratio of net investment income to average net assets** (5)	11.42%	11.32%
Net assets at end of period	$720,711	$554,669
Weighted average debt outstanding	$667,111	$672,046
Weighted average debt per share (1)	$11.13	$14.32
Asset coverage per unit (6)	$1,825	$1,856
Portfolio turnover rate*	17.58%	7.93%

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

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2024 and 2023, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 7.1% and 5.8%, respectively.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2024 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 183% and 230%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank, or the Lenders, was $386.0 million as of March 31, 2024, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of March 31, 2024 and September 30, 2023, Funding I had $168.9 million and $9.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 7.7% and 7.7%, exclusive of the fee on undrawn commitments as of March 31, 2024 and September 30, 2023, respectively. As of March 31, 2024 and September 30, 2023, we had $217.1 million and $376.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

During the revolving period, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 236 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2026. The Credit Facility is secured by all of the assets of Funding I. Both, we and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2024, we were in compliance with the covenants relating to the Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

2023 Notes

In November 2017, we issued $138.6 million aggregate principal amount of our 2023 Notes that matured on December 15, 2023. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, in November 2017. In connection with this offering, we have dual listed our common stock on the TASE. On February 7, 2024, the Company filed a notice with the Israel Securities Authority and the Tel Aviv Stock Exchange Ltd (the “TASE”) voluntarily requesting to delist the Company’s common stock from trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the delisting of the Company’s common stock from the TASE took effect on May 8, 2024.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of March 31, 2024 and September 30, 2023, the Company had $226.3 million and $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 7.1%, respectively. As of March 31, 2024 and September 30, 2023, the unamortized fees on the 2031 Asset-Backed Debt were $0.9 million and $1.2 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

2036 Asset-Backed Debt

In February 2024, the Company completed the $350.6 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. The 2036 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”) plus 2.30%, (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans (the “Class A-1 Loans” and together with the Secured Notes and Subordinated Notes, the “Debt”), which bear interest at three-month SOFR plus 2.30%, under a credit agreement (the “Credit Agreement”), dated as of the Closing Date, by and among the Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The annualized interest on the 2036 Asset-Backed Debt will be paid, to the extent of funds available. The Debt is scheduled to mature on April 18, 2036.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of March 31, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 8.1%. As of March 31, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $3.2 million.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2024 and September 30, 2023, we had $300.2 million and $155.5 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $39.4 million and $39.4 million to PSSL as of March 31, 2024 and September 30, 2023, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

On April 9, 2024, Funding I’s multi-currency Credit Facility size was increased by $50.0 million resulting in total commitments of $436.0 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (the Company), including the consolidated schedule of investments, as of March 31, 2024, the related consolidated statements of operations and changes in net assets for the three and six months ended March 31, 2024 and 2023 and cash flows for the six months ended March 31, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 of the consolidated financial statements, the consolidated statements of cash flows for the six months ended March 31, 2023 has been restated to reclassify certain amounts presented within.

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

/s/ RSM US LLP

New York, New York

May 8, 2024

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and its Subsidiaries for the periods ended March 31, 2024 and 2023, as indicated in our report dated May 8, 2024; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is incorporated by reference in Registration Statement No.333-268813 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

May 8, 2024

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

Restatement of Previously Issued Financial Statements

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSSL and PTSF in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at March 31, 2023, and the impact of the error correction is reflected on the consolidated statement of cash flows for the six months ended March 31, 2023 as an increase to cash and cash equivalents, beginning of period totaling $3.6 million, an increase to cash and cash equivalents, end of period totaling $0.5 million, and decrease in due to affiliates of $3.1 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of March 31, 2023. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended March 31, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of March 31, 2024, our portfolio totaled $1,477.9 million, and consisted of $1,284.9 million of first lien secured debt (including $210.1 million in PSSL), $0.2 million of second lien secured debt and subordinated debt and $192.8 million of preferred and common equity (including $53.1 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of March 31, 2024, we had one portfolio company on non-accrual, representing 0.4% and 0.3% of our overall portfolio on a cost and fair value basis, respectively. As of March 31, 2024, the portfolio had net unrealized depreciation of $11.8 million. Our overall portfolio consisted of 146 companies with an average investment size of $10.1 million and had a weighted average yield on debt investments of 12.3%, and was invested 87% in first lien secured debt (including 14% in PSSL), less than 1% in second lien secured debt and subordinate debt and 13% in preferred and common equity (including 6% in PSSL). As of March 31, 2024, approximately 100% of the investments held by PSSL were first lien secured debt.

As of September 30, 2023, our portfolio totaled $1,067.2 million and consisted of $906.2 million of first lien secured debt (including $210.1 million in PSSL), $0.1 million of second lien secured debt and $160.9 million of preferred and common equity (including $50.9 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of September 30, 2023, we had three portfolio companies on non-accrual, representing 0.9% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, the portfolio had net unrealized depreciation of $25.7 million. Our overall portfolio consisted of 131 companies with an average investment size of $8.1 million, had a weighted average yield on debt investments of 12.6%, and was invested 85% in first lien secured debt (including 20% in PSSL), less than 1% in second lien secured debt and 15% in preferred and common equity (including 5% in PSSL). As of September 30, 2023, 99% of the investments held by PSSL were first lien secured debt.

For the three months ended March 31, 2024, we invested $338.3 million in 11 new and 48 existing portfolio companies at a weighted average yield on debt investments of 11.6%. For the three months ended March 31, 2024, sales and repayments of investments totaled $144.9 million, including $77.2 million of sales to PSSL. For the six months ended March 31, 2024, we invested $640.9 million in 24 new and 64 existing portfolio companies at a weighted average yield on debt investments of 11.8%. For the six months ended March 31, 2024, sales and repayments of investments totaled $248.7 million, including $139.9 million of sales to PSSL.

For the three months ended March 31, 2023, we invested $85.4 million in five new and 38 existing portfolio companies at a weighted average yield on debt investments of 12.2%. For the three months ended March 31, 2023, sales and repayments of investments totaled $62.6 million. For the six months ended March 31, 2023, we invested $151.0 million in nine new and 67 existing portfolio companies at a weighted average yield on debt investments of 11.8%. For the six months ended March 31, 2023, sales and repayments of investments totaled $125.6 million.

PennantPark Senior Secured Loan Fund I LLC

As of March 31, 2024, PSSL’s portfolio totaled $869.7 million and consisted of 106 companies with an average investment size of $8.2 million and at a weighted average yield on debt investments of 12.0%. As of September 30, 2023, PSSL’s portfolio totaled $785.9 million, consisted of 105 companies with an average investment size of $7.5 million and at a weighted average yield on debt investments of 12.1%.

For the three months ended March 31, 2024, PSSL invested $80.1 million (including $77.2 million purchased from the Company) in six new and four existing portfolio companies at a weighted average yield on debt investments of 11.6%. Sales and repayments of investments for the three months ended March 31, 2024 totaled $49.5 million. For the six months ended March 31, 2024, PSSL invested $155.9 million (including $139.9 million purchased from the Company) in 10 new and 11 existing portfolio companies at a weighted average yield on debt investments of 11.9%. Sales and repayments of investments for the six months ended March 31, 2024 totaled $77.2 million.

For the three months ended March 31, 2023, PSSL invested $31.0 million (including $27.1 million purchased from the Company) in four new and two existing portfolio companies at a weighted average yield on debt investments of 11.5%. For the three months ended March 31, 2023, sales and repayments of investments totaled $9.2 million. For the six months ended March 31, 2023, PSSL invested $60.6 million (including $45.9 million purchased from the Company) in 11 new and nine existing portfolio companies at a weighted average yield on debt investments of 11.3%. For the six months ended March 31, 2023, sales and repayments of investments totaled $38.0 million.

At-the-Market Offering

On March 27, 2023 we entered into equity distribution agreements with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a "Sales Agent" and together, the "Sales Agents") in connection with the sale of shares of our common stock, which we amended on August 11, 2023 with an aggregate offering of up to $250 million under an at-the-market offering ("ATM Program"). On August 11, 2023, we amended and restated the Equity Distribution Agreements with each of the Sales Agents (together the "Amended and Restated Equity Distribution Agreements") to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three and six months ended March 31, 2024, we issued 4,493,436 shares of common stock through the ATM Program at an average price of $11.35 per share, raising $51.0 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. In connection with the share issuance, we expensed $0.6 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2023 Notes and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt, our 2036 Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and six months ended March 31, 2024 and 2023, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2031 Asset-Backed Debt, and the 2036 Asset-Backed Debt.

For the three and six months ended March 31, 2024, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $(0.1) million and $0.1 million, respectively. For the three and six months ended March 31, 2023, the Credit Facility and the 2023 Notes had a net change in unrealized (depreciation) appreciation of $(1.2) million and $0.9 million, respectively. As of March 31, 2024 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility as applicable, and the 2023 Notes totaled zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off during the quarter.

On February 7, 2024, the Company filed a notice with the Israel Securities Authority and the Tel Aviv Stock Exchange Ltd (the “TASE”) voluntarily requesting to delist the Company’s common stock from trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the delisting of the Company’s common stock from the TASE took effect on May 8, 2024.

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

For the three and six months ended March 31, 2024, we recorded a provision for taxes on net investment income of $0.5 million and $0.7 million, respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.7 million, respectively, pertaining to federal excise tax.

On February 4, 2022, we formed PFLT Investment Holdings II, LLC, a Delaware limited liability company (“Holdings II”), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PFLT Investment Holdings, LLC ( “Holdings”) to Holdings II. Effective as of January 1, 2024, Holdings II made an election to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss and deductions attributable to Holdings’ investments.

For the three and six months ended March 31, 2024, the Company recognized a provision for taxes of $0.2 million and $0.2 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2023, the Company recognized a provision reduction for taxes of $3.7 million and $2.9 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2024 and September 30, 2023, $1.6 million and $1.8 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of March 31, 2024 and September 30, 2023, zero and $0.3 million, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2024, the Company paid zero and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2024 and March 31, 2023, the Company did not make any tax payments related to realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2024 and 2023.

Investment Income

For the three and six months ended March 31, 2024, investment income was $44.4 million and $82.3 million, respectively, which was attributable to $39.0 million and $72.2 million from first lien secured debt and $5.4 million and $10.1 million from other investments, respectively. For the three and six months ended March 31, 2023, investment income was $34.6 million and $65.9 million, respectively, which was attributable to $30.6 million and $58.2 million from first lien secured debt and $4.0 million and $7.7 million from other investments. The increase in investment income compared to the same period in the prior year was primarily due to the increase in the size and cost yield of our debt portfolio.

Expenses

For the three and six months ended March 31, 2024, expenses totaled $25.3 million and $43.8 million, respectively and were comprised of: $14.7 million and $23.6 million of debt related interest and expenses, $3.4 million and $6.4 million of base management fees, $4.8 million and $9.6 million of performance-based incentive fees, $1.8 million and $3.5 million of general and administrative expenses and $0.5 million and $0.7 million of taxes. For the three and six months ended March 31, 2023, expenses totaled $17.8 million and $35.4 million, respectively and were comprised of; $9.8 million and $19.6 million of debt related interest and expenses, $2.9 million and $5.8 million of base management fee, $4.2 million and $7.6 million of performance-based incentive fee, $0.8 million and $1.7 million of general and administrative expenses and $0.2 million and $0.7 million of taxes. The increase in expenses compared to the same period in the prior year was primarily due to the increase in interest expense from increased borrowings and performance-based incentive fees as a result of higher pre-incentive fee net investment income.

Net Investment Income

For the three and six months ended March 31, 2024, net investment income totaled $19.1 million or $0.31 per share, and $38.5 million or $0.64 per share, respectively. For the three and six months ended March 31, 2023, net investment income totaled $16.7 million or $0.35 per share, and $30.5 million or $0.65 per share, respectively. The increase in net investment income was primarily due to an increase in investment income partially offset by an increase in expenses compared to the same period in the prior year.

Net Realized Gains or Losses

For the three and six months ended March 31, 2024, net realized gains totaled $4.0 million and $0.9 million, respectively. For the three and six months ended March 31, 2023, net realized (losses) totaled $(7.5) million and $(7.5) million, respectively. The change in net realized gains (losses) compared to the same period in the prior year was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $7.7 million and $13.9 million, respectively. For the three and six months ended March 31, 2023, we reported net change in unrealized appreciation (depreciation) on investments of $(4.2) million and $(20.9) million, respectively. As of March 31, 2024 and September 30, 2023, our net unrealized appreciation (depreciation) on investments totaled $(11.8) million and $(25.7) million, respectively. The net change in unrealized appreciation (depreciation) on our investments compared to the same period in the prior year was primarily due to the operating performance of the portfolio companies within our portfolio and changes in the capital market conditions of our investments.

For the three and six months ended March 31, 2024, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $(0.1) million and less than $0.1 million, respectively. For the three and six months ended March 31, 2023, our Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of $1.2 million and $(0.9) million, respectively. As of March 31, 2024 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled less than $0.1 million and zero, respectively. The net change in net unrealized appreciation or (depreciation) compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and six months ended March 31, 2024, net increase (decrease) in net assets resulting from operations totaled $31.1 million or $0.51 per share and $53.6 million, or $0.89 per share, respectively. For the three and six months ended March 31, 2023, net increase (decrease) in net assets resulting from operations totaled $7.2 million or $0.15 per share and $5.6 million, or $0.12 per share, respectively. The net increase or (decrease) from operations compared to the same period in the prior year was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2024 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 183% and 230%, respectively.

For the six months ended March 31, 2024 and 2023, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 7.1% and 5.8%, respectively. As of March 31, 2024 and September 30, 2023, we had $217.1 million and $376.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $386.0 million as of March 31, 2024 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of March 31, 2024 and September 30, 2023, PennantPark Floating Rate Funding I, LLC, our wholly-owned subsidiary, borrowed $168.9 million and $9.4 million under the Credit Facility, respectively, and the weighted average interest rate, exclusive of the fee on undrawn commitments, was of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitments.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2024, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which zero and $76.2 million was outstanding as of March 31, 2024 and September 30, 2023, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of March 31, 2024 and September 30, 2023, the Company had $226.3 million and $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 7.1%, respectively.

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

In February 2024, the Company completed the $350.6 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. The 2036 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”) plus 2.30%, (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans (the “Class A-1 Loans” and together with the Secured Notes and Subordinated Notes, the “Debt”), which bear interest at three-month SOFR plus 2.30%, under a credit agreement (the “Credit Agreement”), dated as of the Closing Date, by and among the Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The annualized interest on the 2036 Asset-Backed Debt will be paid, to the extent of funds available. The Debt is scheduled to mature on April 18, 2036.

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Preferred Shares of the 2036-Securitization Issuer were eliminated in consolidation. As of March 31, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 8.1%. As of March 31, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $3.2 million.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On March 27, 2023 we entered into equity distribution agreements with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Equity Distribution Agreements"), as sales agents (each a “Sales Agent” and together, the “Sales Agents”) in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market offering (“ATM Program”). On August 11, 2023, we amended the Equity Distribution Agreements with each of the Sales Agents (together, the "Amended and Restated Equity Distribution Agreements") to increase the aggregate offering price to up to $250 million. The Amended and Restated Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the equity distribution agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the three and six months ended March 31, 2024, we issued 4,493,436 shares of common stock through the ATM Program at an average price of $11.35 per share, raising $51.0 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. In connection with the share issuance, we expensed $0.6 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2024, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs.

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

As of March 31, 2024 and September 30, 2023, we had cash and cash equivalents of $125.3 million and $100.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the six months ended March 31, 2024, our operating activities used cash of $354.5 million and our financing activities provided cash of $379.2 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under our Credit Facility and proceeds from the 2036 Asset-Backed Debt partially offset by the repayment of the 2023 Notes.

For the six months ended March 31, 2023, our operating activities provided cash of $15.3 million and our financing activities used cash of $16.2 million. Our operating activities provided cash primarily realized from our investment activities and our financing activities used cash primarily due to repayments under our Credit Facility and principal repayment of our 2023 Notes partially offset by proceeds from our equity offering.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2024 and September 30, 2023, PSSL had total assets of $941.0 million and $869.4 million, respectively, and its investment portfolio consisted of investments in 106 and 105 portfolio companies, respectively. As of March 31, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.4 million and the five largest investments totaled $95.6 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2024 and September 30, 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $210.1 million (additional $27.6 million unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $90.0 million (additional $11.8 million unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2024	September 30, 2023
Total investments	$869,684	$785,859
Weighted average cost yield on income producing investments	12.0%	12.1%
Number of portfolio companies in PSSL	106	105
Largest portfolio company investment	$21,381	$18,463
Total of five largest portfolio company investments	$95,589	$83,365

Below is a listing of PSSL’s individual investments as of March 31, 2024 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,425.9%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.68%	SOFR+660	2,925	$2,875	$2,925
ACP Avenu Buyer, LLC	10/2/2029	Business Services	11.65%	SOFR+625	9,975	9,810	9,726
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	11.83%	SOFR+650	18,856	18,509	18,875
Ad.net Acquisition, LLC	5/7/2026	Media	11.57%	SOFR+626	8,753	8,695	8,753
Aeronix, Inc	12/18/2028	Aerospace and Defense	10.81%	SOFR+550	15,960	15,731	15,800
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.43%	SOFR+600	12,787	12,508	12,276
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	11.23%	SOFR+575	4,859	4,837	4,835
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	11.00%	SOFR+575	4,750	4,708	4,726
Any Hour Services	7/21/2027	Professional Services	11.00%	SOFR+585	7,472	7,328	7,397
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.20%	SOFR+615	11,213	11,104	10,990
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.54%	SOFR+625	11,171	11,021	11,060
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.10%	SOFR+575	4,925	4,847	4,790
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,933	8,837	8,843
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.70%	SOFR+625	15,053	14,854	14,978
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.42%	SOFR+490	5,575	5,545	5,491
Broder Bros., Co.	12/4/2025	Consumer Products	11.61%	SOFR+626	2,305	2,305	2,305
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.68%	SOFR+525	444	417	423
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.37%	SOFR+688	13,387	13,350	13,253
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.06%	SOFR+575	9,587	9,470	9,587
CF512, Inc.	8/20/2026	Media	11.53%	SOFR+619	6,785	6,704	6,684
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	13.18%	SOFR+775	9,119	9,109	8,800
			(PIK 1.00%)			-	-
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.44%	SOFR+400	6,743	6,522	6,659
Connatix Buyer, Inc.	7/13/2027	Media	11.09%	SOFR+576	3,795	3,749	3,643
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.81%	SOFR+525	2,078	2,059	2,078
Dr. Squatch, LLC	8/31/2027	Personal Products	11.16%	SOFR+585	14,637	14,455	14,637
DRI Holding Inc.	12/21/2028	Media	10.68%	SOFR+525	2,614	2,419	2,442
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.71%	SOFR+640	14,149	14,114	14,036
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	12.43%	SOFR+710	10,849	10,821	10,816
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.08%	SOFR+475	4,975	4,894	4,989
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.56%	SOFR+625	8,910	8,801	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.43%	SOFR+610	12,611	12,463	12,358
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.84%	SOFR+650	12,342	12,113	12,465
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.32%	SOFR+475	10,143	10,094	10,143
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.45%	SOFR+610	3,716	3,707	3,530
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.90%	SOFR+560	2,333	2,310	2,310
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.90%	SOFR+560	2,153	2,126	2,024
Hills Distribution, Inc	11/8/2029	Business Services	11.32%	SOFR+600	9,002	8,875	8,867
HW Holdco, LLC	5/10/2026	Media	11.72%	SOFR+640	3,513	3,491	3,460
Imagine Acquisitionco, LLC	11/15/2027	Software	10.43%	SOFR+510	9,201	9,052	9,109
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.64%	SOFR+725	16,370	16,196	16,370
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.16%	SOFR+685	6,060	5,958	6,060
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.46%	SOFR+715	11,156	11,144	10,375
			(PIK 2.25%)			-	-
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.49%	SOFR+615	5,880	5,840	5,821
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.94%	SOFR+761	8,205	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.97%	SOFR+560	3,920	3,869	3,881
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.46%	SOFR+615	16,578	16,303	16,578
Lash OpCo, LLC	2/18/2027	Personal Products	13.23%	SOFR+775	14,359	14,175	14,215
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.72%	SOFR+640	14,970	14,950	14,760
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.68%	SOFR+535	11,375	11,280	11,375
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.67%	SOFR+640	2,572	2,528	2,547
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	12.31%	SOFR+700	7,444	7,316	7,295
Lucky Bucks, LLC - First-Out Term Loan	10/2/2028	Hotel, Gaming and Leisure	12.97%	SOFR+765	261	261	261
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.97%	SOFR+765	522	522	522
MAG DS Corp	4/1/2027	Aerospace and Defense	10.90%	SOFR+550	2,079	2,001	1,983
Magenta Buyer, LLC	7/31/2028	Software	10.57%	SOFR+500	2,991	2,844	1,759
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.72%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.72%	SOFR+525	4,837	3,921	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.96%	SOFR+565	11,529	11,443	11,529
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.23%	SOFR+585	8,373	8,274	8,261
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.87%	SOFR+550	6,348	6,250	6,260
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.20%	SOFR+565	2,360	2,328	2,312
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	11.56%	SOFR+625	19,296	18,985	19,103
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	11.20%	SOFR+590	5,739	5,736	5,739
MOREGroup Holdings, Inc	1/16/2030	Business Services	11.08%	SOFR+590	13,132	12,946	13,001
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.45%	SOFR+515	3,413	3,368	3,413
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.18%	SOFR+575	10,657	10,538	10,177
Neptune Flood Incorporated	5/9/2029	Insurance	11.40%	SOFR+600	4,809	4,747	4,809
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	11.68%	SOFR+635	21,381	21,001	21,381
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.69%	SOFR+636	15,765	15,535	15,765
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.75%	SOFR+940	2,076	2,058	1,619
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.82%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.07%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.68%	SOFR+550	3,893	3,839	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.82%	SOFR+751	4,345	4,315	4,345
Pacific Purchaser, LLC	9/30/2028	Business Services	11.43%	SOFR+625	11,998	11,792	11,998
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.72%	SOFR+500	9,443	$9,293	$9,254
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.43%	SOFR+710	7,700	7,612	6,815
			(PIK 4.00%)			-	-
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.98%	SOFR+565	2,544	2,495	2,493
Pragmatic Institute, LLC	7/6/2028	Education	11.09%	SOFR+575	11,081	10,956	9,474

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.66%	SOFR+635	2,789	2,770	2,733
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.92%	SOFR+585	1,024	1,024	1,024
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.45%	SOFR+615	4,913	4,860	4,176
Recteq, LLC	1/29/2026	Leisure Products	12.46%	SOFR+715	4,850	4,812	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.07%	SOFR+576	12,366	12,304	10,511
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.43%	SOFR+625	3,730	3,662	3,674
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.51%	SOFR+620	9,268	9,243	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.93%	SOFR+760	5,079	5,066	5,079
			(PIK 1.00%)			-	-
Schlesinger Global, Inc.	7/14/2025	Business Services	12.68%	SOFR+715	11,830	11,825	11,594
			(PIK 0.50%)			-	-
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.46%	SOFR+615	4,925	4,863	4,777
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	12.46%	SOFR+715	12,573	12,402	12,447
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.70%	SOFR+640	11,416	11,237	11,302
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.94%	SOFR+450	1,297	1,273	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	11.57%	SOFR+635	4,888	4,821	4,888
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.91%	SOFR+450	11,736	11,707	10,468
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.46%	SOFR+700	4,582	4,554	4,577
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.95%	SOFR+565	4,091	4,032	4,091
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.35%	SOFR+501	1,777	1,694	1,777
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.08%	SOFR+590	14,663	14,495	14,648
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.49%	SOFR+500	345	333	344
The Bluebird Group LLC	7/27/2026	Professional Services	11.96%	SOFR+665	8,553	8,449	8,553
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.42%	SOFR+610	7,676	7,565	7,676
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.94%	SOFR+565	16,617	16,434	16,601
Transgo, LLC	12/29/2028	Automotive	11.33%	SOFR+600	19,826	19,547	19,628
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.73%	SOFR+640	3,418	3,417	3,418
Tyto Athene, LLC	4/1/2028	IT Services	10.98%	SOFR+565	14,670	14,579	13,745
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.68%	SOFR+665	6,858	6,757	6,775
Walker Edison Furniture Company LLC (4)	3/1/2029	Wholesale	0.00%		4,645	4,465	3,437
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)	3/1/2029	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)	3/1/2029	Wholesale			604	-	(157)
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	11.31%	SOFR+600	12,250	12,057	12,152
Wildcat Buyerco, Inc.	2/27/2027	Electronic Equipment, Instruments, and Components	11.06%	SOFR+575	16,097	15,971	16,016
Zips Car Wash, LLC	12/31/2024	Automobiles	12.68%	SOFR+735	16,743	16,699	16,368

Total First Lien Secured Debt						873,061	865,487
Equity Securities - 6.9%
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	2,104
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	1,030
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,063
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						6,467	4,197
Total Investments - 1,432.8%						879,528	869,684
Cash and Cash Equivalents - 103.6%
BlackRock Federal FD Institutional 30						62,892	62,892
Total Cash and Cash Equivalents						62,892	62,892
Total Investments and Cash Equivalents —1,536.4%						$942,420	$932,576
Liabilities in Excess of Other Assets — (1,436.4)%							(871,877)
Members' Equity—100.0%							$60,699

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

Below is a listing of PSSL’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,347.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+660	2,940	$2,886	$2,925
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+626	8,798	8,723	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.24%	SOFR+600	12,852	12,535	12,338
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.04%	SOFR+550	5,001	4,971	4,913
Anteriad Holdings Inc (fka MeritDirect) March 2023	5/23/2024	Media: Advertising, Printing & Publishing	12.04%	SOFR+650	4,875	4,817	4,814
Any Hour Services	7/21/2027	Professional Services	11.59%	SOFR+585	7,510	7,348	7,360
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	11.04%	SOFR+550	2,187	2,187	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.69%	SOFR+525	11,013	10,972	10,985
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	SOFR+615	9,579	9,475	9,387
Applied Technical Services, LLC - DDTL Unfunded (3)	12/29/2026	Commercial Services & Supplies			194	-	(2)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	9,218	9,093	9,126
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	4,950	4,863	4,604
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.79%	SOFR+640	15,132	14,928	14,905
Broder Bros., Co.	12/4/2025	Consumer Products	11.50%	SOFR+626	2,349	2,349	2,349
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.67%	SOFR+525	447	418	420
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.43%	SOFR+688	13,821	13,778	13,579
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.07%	SOFR+665	4,011	4,010	4,011
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.39%	SOFR+600	9,636	9,509	9,636
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+619	6,820	6,722	6,684
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.15%	SOFR+476	5,499	5,455	5,499
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+675	9,232	9,201	8,955
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.32%	SOFR+400	6,797	6,559	6,445
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+576	3,815	3,762	3,681
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.90%	SOFR+551	2,089	2,067	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	11.24%	SOFR+585	14,712	14,511	14,712
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	2,627	2,418	2,394
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.79%	SOFR+640	14,429	14,376	14,256
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.89%	SOFR+650	10,904	10,838	10,740
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.07%	SOFR+475	5,000	4,900	4,985
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.64%	SOFR+625	8,955	8,833	8,821
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	11.00%	SOFR+550	2,219	2,200	2,171
Exigo Intermediate II, LLC	3/15/2027	Software	11.17%	SOFR+585	12,675	12,505	12,422
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,404	12,154	12,193
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	10,195	10,143	10,114
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.96%	SOFR+660	3,736	3,724	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.99%	SOFR+575	2,345	2,316	2,322
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	SOFR+560	2,250	2,217	2,194
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	4,913	4,838	4,913
HW Holdco, LLC	12/10/2024	Media	11.75%	SOFR+640	3,014	2,988	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.72%	SOFR+535	9,248	9,075	9,110
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.51%	SOFR+715	16,453	16,257	16,453
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	SOFR+685	6,090	5,979	6,090
Integrated Data Services	8/1/2029	Business Services	11.87%	SOFR+650	18,904	18,532	18,463
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.54%	SOFR+700	11,105	11,083	10,439
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+575	5,906	5,851	5,847
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.93%	SOFR+761	8,246	8,104	8,080
ITI Holdings, Inc.	3/3/2028	IT Services	11.06%	SOFR+560	3,940	3,886	3,861
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	15,509	15,487	15,509
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	SOFR+615	16,662	16,346	16,412
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+675	14,210	13,989	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.74%	SOFR+643	15,042	14,997	14,862
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.70%	SOFR+535	12,056	11,911	11,935
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.77%	SOFR+640	2,585	2,537	2,534
Loving Tan Intermediate II, Inc.	5/26/2028	Consumer Products	12.39%	SOFR+700	7,481	7,337	7,369
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,182
Lucky Bucks. LLC - OpCo DIP Loans	9/30/2025	Hotel, Gaming and Leisure	15.33%	SOFR+1000	160	158	160
MAG DS Corp	4/1/2027	Aerospace and Defense	10.99%	SOFR+550	2,097	2,007	1,986
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,006	2,845	2,228
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,782	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+565	11,588	11,476	11,472
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.17%	SOFR+585	7,859	7,758	7,749
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.32%	SOFR+600	6,380	6,271	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	SOFR+565	2,372	2,336	2,312
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+515	5,769	5,763	5,740
Municipal Emergency Services, Inc.	9/28/2027	Distributors	11.04%	SOFR+565	3,430	3,380	3,355
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.93%	SOFR+525	10,711	10,572	10,497
Neptune Flood Incorporated	5/9/2029	Insurance	11.97%	SOFR+650	5,042	4,970	5,042
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.92%	SOFR+550	14,213	14,194	14,213
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.68%	SOFR+636	15,849	15,588	15,849
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.84%	SOFR+725	2,223	2,202	2,023
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	$10,999	$10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	2,776	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,484.6%						$882,054	$863,305
Liabilities in Excess of Other Assets — (1,384.6)%							(805,155)
Members' Equity—100.0%							$58,150

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

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	March 31, 2024
	(Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$879,528 and $804,608, respectively)	$869,684	$785,859
Cash and cash equivalents (cost—$62,892 and $77,446, respectively)	62,892	77,446
Interest receivable	6,303	5,179
Due from affiliate	104	436
Prepaid expenses and other assets	1,983	490
Total assets	940,966	869,410
Liabilities
Credit facility payable	135,600	48,600
2032 Asset-backed debt, net (par—$246,000)	244,277	243,973
2035 Asset-backed debt, net (par—$246,000)	243,708	243,483
Notes payable to members	240,100	240,100
Interest payable on Credit facility and asset backed debt	9,406	14,291
Payable for investments purchased	—	13,466
Interest payable on notes to members	6,395	6,488
Accrued expenses	781	859
Total liabilities	880,267	811,260
Commitments and contingencies(1)
Members' equity	60,699	58,150
Total liabilities and members' equity	$940,966	$869,410

(1) As of March 31, 2024 and September 30, 2023, PSSL had unfunded commitments to fund investments of $1.2 million and $1.1 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Investment income:
Interest	$26,916	$21,292	$52,964	$40,908
Other income	388	447	565	557
Total investment income	27,304	21,739	53,529	41,465
Expenses(1):
Interest and expense on credit facility and asset-backed debt	13,784	9,678	27,181	18,319
Interest expense on notes to members	8,095	7,363	16,316	14,173
Administration fees	577	516	1,135	1,024
General and administrative expenses	231	280	493	580
Total expenses	22,687	17,837	45,125	34,096
Net investment income	4,617	3,902	8,404	7,369
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(90)	(5,886)	(6,510)	(5,956)
Net change in unrealized appreciation (depreciation) on investments	847	3,934	8,905	(1,865)
Net realized and unrealized gain (loss) on investments	757	(1,952)	2,395	(7,821)
Net increase (decrease) in members' equity resulting from operations	$5,374	$1,950	$10,799	$(452)
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

During the three and six months ended March 31, 2024, we declared distributions of $0.3075 and $0.615 per share for total distributions of $18.8 million and $36.9 million, respectively. During the three and six months ended March 31, 2023, we declared distributions of $0.29 and $0.575 per share for total distributions of $14.0 million and $26.9 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended March 31, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, our debt portfolio consisted of approximately 100.0% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(6,571)	$(0.10)
Up 1%	6,571	0.10
Up 2%	13,142	0.21
Up 3%	19,713	0.31
Up 4%	26,294	0.42

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

Item 4. Controls and Procedures

As of the period ended March 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, a material weakness was previously identified in connection with our internal control over financial reporting relating to the review of quarterly cash and investment reconciliations. Additionally, a material weakness was identified in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. We have taken steps to remediate these material weaknesses, which steps have included (i) enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively, (ii) enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively and (iii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the period ended March 31, 2024 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed on December 8, 2023, which could materially affect our business, financial condition and/or operating results. The risks described as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

10.1

Indenture, dated as of February 22, 2024, by and between PennantPark CLO VIII, LLC, as issuer, and Wilmington Trust, National Association, as trustee and as collateral agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on February 27, 2024).

10.2

Credit Agreement, dated as of February 22, 2024, by and among PennantPark CLO VIII, LLC, as borrower, the various financial institutions party thereto from time to time, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on February 27, 2024).

10.3

Collateral Management Agreement, dated as of February 22, 2024, between PennantPark CLO VIII, LLC, as issuer, and PennantPark Investment Advisers, LLC, as collateral manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on February 27, 2024).

10.4

Master Loan Sale Agreement, dated as of February 22, 2024, among PennantPark Floating Rate Capital Ltd., as seller, PennantPark CLO VIII, LLC, as buyer, and PennantPark Floating Rate Funding I, LLC as the financing subsidiary (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on February 27, 2024).

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 8, 2024	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)