Form 10-Q
period 2024-06-30
PennantPark Floating Rate Capital Ltd.
filed 2024-08-07
CIK 1504619

res

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)r

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2024 was 73,420,712.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $1,303,071 and $768,240, respectively)	$1,314,452	$772,178
Controlled, affiliated investments (amortized cost— $371,613 and $324,639, respectively)	344,492	294,996
Total investments (amortized cost— $1,674,684 and $1,092,878, respectively)	1,658,944	1,067,174
Cash and cash equivalents (cost— $84,589 and $100,555, respectively)	84,590	100,555
Interest receivable	12,510	10,423
Distributions receivable	635	565
Due from affiliate	65	—
Prepaid expenses and other assets	152	894
Total assets	1,756,896	1,179,611
Liabilities
Credit Facility payable, at fair value (cost— $218,855 and $9,400, respectively)	218,862	9,400
2036 Asset-Backed Debt, net (par—$287,000)	283,951	—
2031 Asset-Backed Debt, net (par—$210,699 and $228,000, respectively)	209,931	226,759
2026 Notes payable, net (par—$185,000)	183,637	183,054
Interest payable on debt	15,119	8,615
Distributions payable	7,380	6,020
Payable for investments purchased	9,201	4,905
Incentive fee payable	5,307	4,628
Base management fee payable	3,908	2,759
Deferred tax liability	1,564	1,794
Accounts payable and accrued expenses	1,310	1,287
Due to affiliates	—	566
2023 Notes payable, at fair value (par—$0 and $76,219, respectively)	—	76,219
Total liabilities	940,170	526,006
Commitments and contingencies (See Note 11)
Net assets
Common stock, 71,998,138 and 58,734,702 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	72	59
Paid-in capital in excess of par value	915,684	765,187
Accumulated deficit	(99,030)	(111,641)
Total net assets	$816,726	$653,605
Total liabilities and net assets	$1,756,896	$1,179,611
Net asset value per share	$11.34	$11.13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled, non-affiliated investments:
Interest	$34,456	$21,988	$88,693	$65,440
Dividend	768	4,390	1,853	5,602
Other income	591	734	3,622	1,460
From controlled, affiliated investments:
Interest	8,841	8,151	25,595	22,701
Dividend	3,719	2,450	10,938	8,400
Other income	130	—	130	—
Total investment income	48,505	37,713	130,831	103,603
Expenses:
Interest and expenses on debt	16,293	9,985	39,923	29,595
Performance-based incentive fee	5,307	4,625	14,937	12,245
Base management fee	3,908	2,840	10,283	8,643
General and administrative expenses	1,050	1,134	3,293	2,545
Administrative services expenses	450	477	1,661	764
Expenses before provision for taxes and financing costs	27,008	19,061	70,097	53,792
Provision for taxes on net investment income	193	150	894	834
Credit Facility amendment costs	94	—	94	—
Total expenses	27,295	19,211	71,085	54,626
Net investment income	21,210	18,502	59,746	48,977
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(353)	(6,065)	568	(13,520)
Non-controlled and controlled, affiliated investments	—	—	—	—
Provision for taxes on realized gain on investments	—	—	—	(300)
Net realized gain (loss) on investments	(353)	(6,065)	568	(13,820)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,064)	3,051	7,443	(12,204)
Controlled and non-controlled, affiliated investments	(2,889)	(4,143)	2,519	(9,825)
Provision for taxes on unrealized appreciation (depreciation) on investments	—	—	230	2,929
Debt (appreciation) depreciation	16	(5,752)	(7)	(4,842)
Net change in unrealized appreciation (depreciation) on investments and debt	(3,937)	(6,844)	10,185	(23,942)
Net realized and unrealized gain (loss) from investments and debt	(4,290)	(12,909)	10,753	(37,762)
Net increase (decrease) in net assets resulting from operations	$16,920	$5,593	$70,499	$11,215
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.25	$0.11	$1.12	$0.23
Net investment income per common share	$0.31	$0.36	$0.95	$1.02

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets from operations:
Net investment income	$21,210	$18,502	$59,746	$48,977
Net realized gain (loss) on investments	(353)	(6,065)	568	(13,520)
Net change in unrealized appreciation (depreciation) on investments	(3,953)	(1,092)	9,962	(22,029)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	—	—	230	2,929
Net provision for taxes on realized gain on investments	—	—	—	(300)
Net change in unrealized depreciation (appreciation) on debt	16	(5,752)	(7)	(4,842)
Net increase (decrease) in net assets resulting from operations	16,920	5,593	70,499	11,215
Distributions to stockholders:
Distribution of net investment income	(21,009)	(15,445)	(57,887)	(42,390)
Total distributions to stockholders	(21,009)	(15,445)	(57,887)	(42,390)
Capital transactions
Public offering	100,104	64,060	151,075	113,215
Offering costs	—	(450)	(566)	(705)
Net increase in net assets resulting from capital transactions	100,104	63,610	150,509	112,510
Net increase (decrease) in net assets	96,015	53,758	163,121	81,335
Net assets:
Beginning of period	720,711	554,669	653,605	527,092
End of period	$816,726	$608,427	$816,726	$608,427
Capital share activity:
Shares issued from public offering	8,770,000	5,805,484	13,263,436	10,191,661

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$70,499	$11,215
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	(9,962)	22,029
Net change in unrealized (appreciation) depreciation on debt	7	4,842
Net realized (gain) loss on investments	(568)	13,520
Net accretion of discount and amortization of premium	(3,523)	(3,741)
Purchases of investments	(961,776)	(231,001)
Payment-in-kind interest	(2,218)	(471)
Proceeds from dispositions of investments	386,277	258,075
Amortization of deferred financing costs	1,248	1,056
(Increase) decrease in:
Interest receivable	(2,087)	(2,462)
Distribution receivable	(70)	(692)
Receivable for investments sold	—	(3,911)
Prepaid expenses and other assets	742	(69)
Due from affiliate	(65)	(3,009)
Increase (decrease) in:
Payable for investments purchased	4,296	—
Interest payable on debt	6,504	(2,025)
Base management fee payable	1,149	(187)
Incentive fee payable	679	1,461
Deferred tax liability	(230)	(2,928)
Due to affiliates	(566)	—
Account payable and accrued expenses	23	651
Net cash provided by (used in) operating activities	(509,641)	62,353
Cash flows from financing activities:
Proceeds from public offering	151,075	113,214
Offering costs	(566)	(705)
Issuance of 2036 Asset-Back Debt	287,000	—
Capitalized borrowing costs	(3,241)	—
Distributions paid to stockholders	(56,528)	(41,200)
Repayment of 2023 notes payable	(76,219)	(20,787)
Repayment of 2031 Asset-Backed Debt	(17,301)	—
Borrowings under Credit Facility	381,455	65,000
Repayments under Credit Facility	(172,000)	(169,709)
Net cash provided by (used in) financing activities	493,675	(54,187)
Net increase (decrease) in cash and cash equivalents	(15,966)	8,166
Effect of exchange rate changes on cash	1	37
Cash and cash equivalents, beginning of period	100,555	51,488
Cash and cash equivalents, end of period	$84,590	$59,691
Supplemental disclosures:
Interest paid	$32,171	$30,564
Taxes paid	$1,060	$530
Non-cash exchanges and conversions	$5,067	$3,393

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—160.9% (3), (4)
First Lien Secured Debt—143.8%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.44%	3M SOFR+610	1,508	$1,490	$1,508
A1 Garage Merger Sub, LLC - Unfunded Term Loan (9)	12/22/2028	Commercial Services & Supplies	—	—	528	—	8
A1 Garage Merger Sub, LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
ACP Avenu Buyer, LLC	10/02/2029	IT Services	10.55%	3M SOFR+525	14,157	13,934	13,732
ACP Avenu Buyer, LLC - Unfunded Term Loan (9)	04/02/2025	IT Services	—	—	5,621	—	(91)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2029	IT Services	10.57%	3M SOFR+525	466	466	451
ACP Avenu Buyer, LLC (Revolver) (7), (9)	10/02/2029	IT Services	—	—	3,340	—	(100)
ACP Falcon Buyer, LLC (Revolver) (7), (9)	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	05/07/2026	Media	11.60%	3M SOFR+626	4,850	4,818	4,850
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	—	—	1,244	—	—
Aeronix, Inc.	12/18/2028	Aerospace and Defense	10.83%	3M SOFR+550	32,835	32,390	32,835
Aeronix, Inc. - (Revolver) (9)	12/18/2028	Aerospace and Defense	—	—	6,099	—	—
AFC Dell Holding Corp.	04/09/2027	Distributors	11.74%	3M SOFR+640	26,322	26,276	26,059
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	11.73%	3M SOFR+640	13,849	13,792	13,642
Anteriad, LLC (f/k/a MeritDirect, LLC)	06/30/2026	Media	11.23%	3M SOFR+590	13,200	13,034	13,200
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	06/30/2026	Media	11.23%	3M SOFR+590	2,127	2,113	2,127
Anteriad Holdings, Inc. (f/k/a MeritDirect, LLC) (Revolver) (7)	06/30/2026	Media	11.18%	3M SOFR+585	410	410	410
Anteriad, LLC (f/k/a MeritDirect, LLC) - (Revolver) (9)	06/30/2026	Media	—	—	2,460	—	—
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.23%	3M SOFR+585	12,630	12,511	12,440
Applied Technical Services, LLC - Unfunded Term Loan (9)	07/17/2025	Commercial Services & Supplies	—	—	3,990	—	(20)
Applied Technical Services, LLC (Revolver)	12/29/2026	Commercial Services & Supplies	13.25%	3M SOFR+475	1,376	1,376	1,355
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	—	—	917	—	(14)
Arcfield Acquisition Corp. (Revolver)	08/03/2029	Aerospace and Defense	11.58%	1M SOFR+625	5,966	5,884	5,936
Arcfield Acquisition Corp. (Revolver) (7)	08/04/2028	Aerospace and Defense	—	—	1,379	—	(7)
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare Providers and Services	10.85%	3M SOFR+550	30,281	29,828	29,827
Beacon Behavioral Support Service, LLC - Unfunded Term Loan	12/21/2025	Healthcare Providers and Services	—	—	12,402	—	—
Beacon Behavioral Support Service, LLC - Revolver (9)	06/21/2029	Healthcare Providers and Services	—	—	2,434	—	—
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	11.08%	1M SOFR+575	19,857	19,242	19,460
Big Top Holdings, LLC	02/28/2030	Construction & Engineering	11.58%	1M SOFR+625	30,951	30,427	30,719
Big Top Holdings, LLC - (Revolver) (9)	02/28/2030	Construction & Engineering	—	—	4,479	—	(34)
BioDerm, Inc. (Revolver)	01/31/2028	Healthcare Equipment and Supplies	11.82%	1M SOFR+650	589	589	582
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare Equipment and Supplies	—	—	482	—	(6)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	10.93%	3M SOFR+560	5,724	5,680	5,658

			(PIK 2.00%)
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (9)	09/17/2026	Distributors	—	—	1,893	—	(19)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distributors	11.73%	3M SOFR+525	1,189	1,189	1,183
			(PIK 2.00%)
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	1,555	—	(8)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.09%	3M SOFR+475	6,478	6,432	6,381
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	11.60%	3M SOFR+626	3,240	3,240	3,240
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	12.37%	3M SOFR+703	24,585	24,470	24,462
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2025	High Tech Industries	—	—	3,507	—	(18)
Carisk Buyer, Inc.	12/01/2029	Healthcare Technology	11.08%	3M SOFR+575	5,486	5,409	5,459
Carisk Buyer, Inc. - Unfunded Term Loan (9)	12/01/2029	Healthcare Technology	—	—	4,813	—	24
Carisk Buyer, Inc. (Revolver) (7), (9)	12/01/2029	Healthcare Technology	—	—	1,750	—	(9)
Carnegie Dartlet, LLC	02/07/2030	Professional Services	10.84%	3M SOFR+550	29,925	29,484	29,476
Carnegie Dartlet, LLC - Unfunded Term Loan (9)	02/07/2026	Professional Services	—	—	16,214	—	(81)
Carnegie Dartlet, LLC - (Revolver) (9)	02/07/2030	Professional Services	—	—	5,405	—	(81)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	11.08%	3M SOFR+575	12,977	12,829	12,977
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	11.08%	1M SOFR+575	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7), (9)	06/14/2028	Distributors	—	—	927	—	—
CF512, Inc.	08/20/2026	Media	11.53%	3M SOFR+619	5,934	5,901	5,845
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	955	—	(14)
Challenger Performance Optimization, Inc.	08/31/2024	Business Services	13.18%	3M SOFR+785	235	235	234
			(PIK 2.00%)			—	—
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.88%	3M SOFR+555	8,856	8,835	8,856

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Compex Legal Services, Inc. (Revolver)	02/07/2025	Professional Services	10.88%	3M SOFR+555	984	$984	$984
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	—	—	422	—	—
Confluent Health, LLC	11/30/2028	Healthcare Providers and Services	10.34%	3M SOFR+500	6,983	6,780	6,948
Connatix Buyer, Inc.	07/13/2027	Media	11.11%	3M SOFR+576	3,785	3,742	3,709
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—	—	1,234	—	(25)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.35%	3M SOFR+501	1,207	1,192	1,204
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—	—	502	—	(1)
DRI Holding Inc.	12/21/2028	Media	10.69%	3M SOFR+535	6,139	5,952	5,885
Dr. Squatch, LLC	08/31/2027	Personal Products	11.18%	3M SOFR+585	4,350	4,305	4,350
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	11.19%	3M SOFR+585	3,353	3,353	3,353
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.73%	3M SOFR+640	15,872	15,795	15,808
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Personal Products	—	—	1,426	—	(6)
ECL Entertainment, LLC	08/31/2030	Hotels, Restaurants and Leisure	9.34%	1M SOFR+400	6,225	6,157	6,241
EDS Buyer, LLC	01/10/2029	Electronic Equipment, Instruments, and Components	11.08%	3M SOFR+575	10,700	10,566	10,539
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	(34)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2025	Media: Diversified and Production	12.96%	3M SOFR+761	8,182	8,204	6,546
			(PIK 1.50%)			—	—
Eisner Advisory Group, LLC	02/23/2031	Professional Services	9.34%	3M SOFR+400	6,965	6,896	7,020
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Diversified Consumer Services	11.83%	3M SOFR+650	1,215	1,215	1,214
ETE Intermediate II, LLC - Unfunded Revolver	05/25/2029	Diversified Consumer Services	—	—	442	—	—
Eval Home Health Solutions Intermediate, LLC	05/10/2030	Healthcare, Education and Childcare	11.09%	3M SOFR+575	25,636	25,252	25,250
Eval Home Health Solutions Intermediate, LLC - UnFunded Revolver	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	(40)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(5)
Fairbanks Morse Defense	06/23/2028	Aerospace and Defense	10.35%	3M SOFR+501	995	990	996
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.50%	3M SOFR+715	4,470	4,401	4,436
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	—	(6)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	215	215
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.48%	3M SOFR+615	4,999	4,932	4,749
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.93%	3M SOFR+560	1,061	1,052	1,050
Graffiti Buyer, Inc. - Unfunded Term Loan	08/10/2027	Trading Companies & Distributors	—	—	1,277	—	(3)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	—	—	865	—	(9)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	3M SOFR+560	3,993	3,946	3,753
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.94%	3M SOFR+560	680	680	639
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	70	—	(4)
HEC Purchaser Corp.	06/17/2029	Healthcare, Education and Childcare	10.84%	3M SOFR+550	13,375	13,208	13,207
Hills Distribution Inc.	11/07/2029	Distributors	11.32%	3M SOFR+600	7,961	7,849	7,881
Hills Distribution Inc. - Unfunded Term Loan (9)	11/07/2025	Distributors	—	—	10,812	—	—
HW Holdco, LLC	05/10/2026	Media	11.75%	1M SOFR+640	10,464	10,437	10,464
HW Holdco, LLC (Revolver) (7), (9)	05/10/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	11.43%	3M SOFR+610	4,499	4,438	4,420
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	722	—	(13)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(6)
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.43%	3M SOFR+610	3,473	3,467	3,473
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	10.96%	3M SOFR+600	1,672	1,204	1,203
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (9)	11/17/2025	Commercial Services & Supplies	—	—	5,376	—	(13)
Infinity Home Services Holdco, Inc. - (Revolver)	12/28/2028	Commercial Services & Supplies	14.25%	3M SOFR+575	194	194	194
Infinity Home Services Holdco, Inc. - (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,098	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.84%	3M SOFR+550	5,553	5,491	5,497
Integrative Nutrition, LLC	01/31/2025	Consumer Services	12.46%	3M SOFR+700	15,539	15,518	13,364
						—	—
			(PIK 2.25%)			—	—
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.46%	3M SOFR+615	33,333	33,227	33,166
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	5,164	—	—
Integrity Marketing Acquisition, LLC (Revolver) (7), (9)	08/27/2026	Insurance	—	—	511	—	—
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.96%	3M SOFR+761	4,944	4,887	4,845

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Inventus Power, Inc. - (Revolver) (7)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(35)
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	13.00%	3M SOFR+450	526	$526	$526
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	IT Services	—	—	138	—	—
Keel Platform, LLC	01/19/2031	Metals and Mining	10.58%	3M SOFR+525	10,815	10,663	10,788
Keel Platform, LLC - Unfunded Term Loan (9)	01/19/2031	Metals and Mining	—	—	3,158	—	16
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.48%	3M SOFR+615	13,971	13,797	13,971
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Personal Products	—	—	3,435	—	—
Lash OpCo, LLC	02/18/2027	Personal Products	13.18%	3M SOFR+700	10,647	10,541	10,541
			(PIK 5.10%)			—	—
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	13.18%	1M SOFR+700	2,797	2,797	2,769
			(PIK 5.10%)			—	—
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	335	—	(3)
			(PIK 5.10%)			—	—
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.74%	1M SOFR+643	13,049	13,046	12,893
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2025	Capital Equipment	11.73%	1M SOFR+640	1,721	1,721	1,700
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.98%	3M SOFR+665	3,681	3,667	3,607
Ledge Lounger, Inc. (Revolver)	11/09/2026	Leisure Products	11.98%	3M SOFR+665	263	263	258
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Leisure Products	—	—	526	—	(11)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.69%	1M SOFR+535	22,368	22,184	22,368
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare Technology	—	—	2,499	—	—
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	11.73%	3M SOFR+640	1,095	1,086	1,095
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Construction & Engineering	—	—	3,612	—	35
LJ Avalon Holdings, LLC (Revolver) (7)	01/31/2030	Construction & Engineering	—	—	1,130	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	12.34%	3M SOFR+700	19,118	18,791	18,975
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	12.34%	3M SOFR+700	1,861	1,861	1,847
Loving Tan Intermediate II, Inc. (Revolver) (9)	05/31/2028	Personal Products	—	—	1,523	—	(11)
LSF9 Atlantis Holdings, LLC	06/30/2029	Specialty Retail	11.83%	3M SOFR+650	5,481	5,481	5,535
Lucky Bucks, LLC - First-out Term Loan	10/02/2028	Hotels, Restaurants and Leisure	12.98%	3M SOFR+765	260	260	260
Lucky Bucks, LLC - Last-out Term Loan	10/02/2029	Hotels, Restaurants and Leisure	12.98%	3M SOFR+765	519	519	519
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.93%	1M SOFR+560	3,644	3,556	3,516
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.98%	3M SOFR+565	10,247	10,151	10,247
Mars Acquisition Holdings Corp. (Revolver)	05/14/2026	Media	10.93%	3M SOFR+560	1,624	1,624	1,624
Mars Acquisition Holdings Corp. (Revolver) (7)	05/14/2026	Media	—	—	812	—	—
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Internet Software and Services	—	—	1,157	—	—
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	11.33%	3M SOFR+600	2,026	1,992	1,997
MDI Buyer, Inc. (Revolver)	07/25/2028	Commodity Chemicals	10.81%	3M SOFR+550	479	479	472
MDI Buyer, Inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	—	—	294	—	(1)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.23%	3M SOFR+590	1,963	1,942	1,914
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(42)
Medina Health, LLC	10/20/2028	Healthcare Providers and Services	11.58%	3M SOFR+625	17,865	17,589	17,865
Medina Health, LLC (Revolver) (9)	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	—
Megawatt Acquisitionco, Inc.	03/01/2030	Electronic Equipment, Instruments, and Components	10.58%	3M SOFR+525	7,000	6,900	7,000
Megawatt Acquisitionco, Inc. - (Revolver)	03/01/2030	Electronic Equipment, Instruments, and Components	10.59%	3M SOFR+525	683	683	683
Megawatt Acquisitionco, Inc. - (Revolver) (9)	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	2,568	—	—
Michael Baker International. LLC -New Term B Loans	12/01/2028	Professional Services	10.09%	3M SOFR+475	8,000	7,960	8,010
Mission Critical Electronics, Inc.	03/31/2025	Capital Equipment	11.73%	3M SOFR+640	3,117	3,105	3,117
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/31/2025	Capital Equipment	—	—	1,325	—	—
MOREGroup Holdings, Inc.	01/16/2030	Construction & Engineering	11.08%	3M SOFR+575	31,920	31,481	31,601
MOREGroup Holdings, Inc. - Unfunded Term Loan (9)	01/16/2026	Construction & Engineering	—	—	11,056	—	—
MOREGroup Holdings, Inc. - (Revolver) (9)	01/16/2030	Construction & Engineering	—	—	6,634	—	(66)
Municipal Emergency Services, Inc.	10/01/2027	Distributors	10.48%	3M SOFR+515	1,326	1,295	1,326
Municipal Emergency Services, Inc. - Unfunded Term Loan A	12/16/2024	Distributors	—	—	234	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	—
Municipal Emergency Services, Inc. (Revolver) (7)	10/01/2027	Distributors	—	—	947	—	—
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(84)
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	11.68%	3M SOFR+635	19,850	19,489	19,850
NORA Acquisition, LLC (Revolver) (7)	08/31/2029	Healthcare Providers and Services	—	—	5,479	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Consumer Services	10.83%	3M SOFR+550	18,172	$18,018	$17,900
Omnia Exterior Solutions, LLC (Revolver)	12/29/2025	Diversified Consumer Services	—	—	2,600	—	(13)
Omnia Exterior Solutions, LLC (Revolver) (7), (9)	12/29/2029	Diversified Consumer Services	—	—	2,600	—	(39)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.71%	3M SOFR+636	8,448	8,350	8,448
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	14.73%	3M SOFR+940	4,564	4,508	3,560
			(PIK 7.50%)			—	—
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	215	—	(47)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	11.18%	3M SOFR+585	12,836	12,623	12,463
OSP Embedded Purchaser, LLC (Revolver) (9)	12/15/2029	Aerospace and Defense	—	—	2,932	—	(85)
Outcomes Group Holdings, Inc	04/02/2031	Healthcare Providers and Services	9.59%	3M SOFR+425	4,000	3,980	4,008
Output Services Group, Inc. - First-out Term Loan	11/30/2028	Business Services	13.75%	3M SOFR+843	521	521	521
Output Services Group, Inc. - Last-out Term Loan	05/30/2028	Business Services	12.00%	3M SOFR+668	1,058	1,058	1,058
Owl Acquisition, LLC	02/04/2028	Professional Services	10.69%	3M SOFR+535	3,893	3,809	3,834
Ox Two, LLC (Revolver)	05/18/2026	Construction and Building	11.85%	3M SOFR+651	22,540	22,370	22,540
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	3,387	—	—
Pacific Purchaser, LLC	09/30/2028	Professional Services	11.51%	3M SOFR+625	4,975	4,888	5,005
Pacific Purchaser, LLC - Unfunded Term Loan	09/30/2028	Professional Services	—	—	3,598	—	76
Pacific Purchaser, LLC - (Revolver) (9)	09/30/2028	Professional Services	—	—	1,799	—	11
PCS Midco, Inc.	03/01/2030	Professional Services	11.10%	3M SOFR+575	7,452	7,346	7,378
PCS Midco, Inc. - Unfunded Term Loan	03/01/2026	Professional Services	—	—	3,974	—	—
PCS Midco, Inc. - Revolver	03/01/2030	Professional Services	11.10%	3M SOFR+575	310	310	307
PCS Midco, Inc. - (Revolver) (9)	03/01/2030	Professional Services	—	—	1,461	—	(15)
PH Beauty Holdings III, Inc.	09/28/2025	Consumer Products	10.72%	3M SOFR+543	1,750	1,746	1,733
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	12.44%	3M SOFR+710	5,762	5,698	4,610
			(PIK 3.50%)			—	—
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(458)
PlayPower, Inc.	05/08/2026	Leisure Products	10.96%	1M SOFR+565	10,248	10,159	10,094
Pragmatic Institute, LLC (Revolver) (11)	07/06/2028	Professional Services	12.82%	3M SOFR+750	1,572	1,561	1,010

			(PIK 12.8%)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.68%	3M SOFR+635	6,596	6,542	6,530
Quantic Electronics, LLC (Revolver)	11/19/2026	Electronic Equipment, Instruments, and Components	11.67%	3M SOFR+635	335	335	332
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	335	—	(3)
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	10.90%	3M SOFR+557	210	210	210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	315	—	—
Recteq, LLC	01/29/2026	Leisure Products	12.49%	3M SOFR+715	1,451	1,441	1,429
Recteq, LLC (Revolver) (7)	01/29/2026	Leisure Products	—	—	1,296	—	(19)
Research Now Group, Inc. and Dynata, LLC (6)	12/20/2024	Business Services	—	—	16,917	16,870	14,380
Research Now Group, LLC - DIP	08/06/2024	Business Services	14.21%	3M SOFR+886	721	666	721
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	10.94%	3M SOFR+560	9,854	9,811	9,866
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.94%	3M SOFR+560	455	455	455
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	455	—	—
RTIC Subsidiary Holdings, LLC	05/03/2029	Leisure Products	11.09%	3M SOFR+575	52,100	51,326	51,058
RTIC Subsidiary Holdings, LLC - (Revolver)	05/03/2029	Leisure Products	—		9,417	—	(188)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/15/2029	Professional Services	11.08%	3M SOFR+575	1,143	1,126	1,132
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan (9)	06/27/2026	Professional Services	—	—	1,146	—	(6)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	06/15/2029	Professional Services	—	—	860	—	(9)
Safe Haven Defense US LLC	05/23/2029	Building Products	10.55%	3M SOFR+525	23,600	23,246	23,246
Safe Haven Defense US LLC - (Revolver)	05/23/2029	Building Products	—	—	2,920	—	—
Sales Benchmark Index LLC	01/03/2025	Professional Services	11.53%	3M SOFR+620	2,527	2,522	2,527
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	—
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.94%	1M SOFR+760	3,300	3,294	3,300
			(PIK 1.00%)			—	—
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.94%	1M SOFR+760	807	807	807
			(PIK 1.00%)			—	—
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	276	—	—
			(PIK 1.00%)			—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Schlesinger Global, Inc.	07/14/2025	Professional Services	13.69%	3M SOFR+835	15,040	$15,001	$14,814
			(PIK 5.60%)			—	—
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	13.69%	3M SOFR+835	1,555	1,555	1,532
			(PIK 5.60%)			—	—
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Professional Services	—	—	380	—	(6)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.48%	3M SOFR+615	1,906	1,883	1,844
Sigma Defense Systems, LLC	12/18/2027	IT Services	12.49%	3M SOFR+715	20,801	20,522	20,593
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2027	IT Services	12.49%	3M SOFR+715	1,528	1,528	1,513
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2027	IT Services	—	—	1,783	—	(18)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Diversified Financial Services	11.67%	3M SOFR+625	3,420	3,414	3,380
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (9)	02/09/2026	Diversified Financial Services	—	—	5,310	—	(53)
Simplicity Financial Marketing Group Holdings Inc. - (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	1,043	—	(13)
Skopima Consilio Parent, LLC	05/17/2028	Business Services	9.96%	1M SOFR+461	597	586	598
Smartronix, LLC	11/23/2028	Aerospace and Defense	11.58%	1M SOFR+625	13,555	13,349	13,555
Smartronix, LLC - (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	—
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.93%	1M SOFR+550	2,422	2,422	2,155
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	10.93%	1M SOFR+550	705	705	628
Smile Brands Inc. (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	825	—	(91)
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	100	—	(11)
Solutionreach, Inc.	07/17/2025	Healthcare Technology	12.48%	3M SOFR+715	4,657	4,636	4,657
Solutionreach, Inc. (Revolver) (7), (9)	07/17/2025	Healthcare Technology	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	10.98%	3M SOFR+565	2,164	2,142	2,164
Spendmend Holdings LLC - Unfunded Term Loan (9)	03/03/2025	Healthcare Technology	—	—	1,588	—	12
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	10.98%	3M SOFR+565	357	357	357
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	—
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare Providers and Services	9.60%	1M SOFR+425	1,990	1,975	1,996
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.16%	3M SOFR+590	20,514	20,278	20,514
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC) (Revolver) (9)	08/16/2027	Aerospace and Defense	—	—	12,537	—	94
System Planning and Analysis, Inc. - (Revolver) (9)	08/16/2027	Aerospace and Defense	—	—	5,188	—	—
S101 Holdings, Inc.	12/29/2026	Electronic Equipment, Instruments, and Components	11.45%	3M SOFR+615	12,471	12,325	12,346
S101 Holdings, Inc. - Unfunded Term Loan 2 (9)	12/15/2024	Electronic Equipment, Instruments, and Components	—	—	9,036	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.84%	3M SOFR+650	6,983	6,871	6,913
TCG 3.0 Jogger Acquisitionco, Inc. - (Revolver) (9)	01/26/2029	Media	—	—	2,426	—	(24)
Team Services Group, LLC	12/20/2027	Healthcare Providers and Services	10.58%	3M SOFR+543	1,990	1,980	1,983
Teneo Holdings, LLC - Initial Term Loans	03/13/2031	Diversified Financial Services	10.09%	3M SOFR+475	6,983	6,913	6,991
The Bluebird Group LLC	07/28/2026	Professional Services	11.98%	3M SOFR+665	2,571	2,540	2,571
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	10.93%	1M SOFR+560	3,385	3,339	3,374
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	11.44%	1M SOFR+610	444	444	444
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	467	—	—
TPC US Parent, LLC	11/24/2025	Food Products	10.95%	3M SOFR+565	11,919	11,823	11,919
TPCN Midco, LLC	06/26/2029	Diversified Consumer Services	11.09%	3M SOFR+575	8,900	8,767	8,767
TPCN Midco, LLC - Unfunded Term Loan	06/26/2026	Diversified Consumer Services	—	—	13,113	—	—
TPCN Midco, LLC - (Revolver)	06/26/2029	Diversified Consumer Services	—	—	2,580	—	—
TransGo, LLC	12/29/2028	Auto Components	11.34%	3M SOFR+600	12,428	12,255	12,428
TransGo, LLC (Revolver) (7), (9)	12/29/2028	Auto Components	—	—	4,440	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.74%	1M SOFR+640	2,949	2,937	2,949
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.95%	1M SOFR+565	11,928	11,825	11,093
Tyto Athene, LLC (Revolver)	04/01/2026	IT Services	10.99%	1M SOFR+565	458	458	425
Tyto Athene, LLC (Revolver) (7)	04/01/2026	IT Services	—	—	582	—	(41)
Walker Edison Furniture, LLC - Term Loan (6)	03/01/2029	Wholesale	—	—	4,968	4,755	1,441
Walker Edison Furniture Company, LLC - Unfunded Term Loan (6), (9)	03/01/2029	Wholesale	—	—	354	—	(251)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (6)	03/01/2029	Wholesale	—	—	1,667	1,667	1,667
Watchtower Intermediate, LLC	12/01/2029	Electronic Equipment, Instruments, and Components	11.33%	3M SOFR+600	9,077	8,948	8,996
Watchtower Intermediate, LLC - Unfunded Term Loan (9)	12/01/2025	Electronic Equipment, Instruments, and Components	—	—	2,100	—	5

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Watchtower Intermediate, LLC (Revolver) (9)	12/01/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	(57)
Wildcat Buyerco, Inc.	02/26/2027	Electronic Equipment, Instruments, and Components	11.08%	3M SOFR+575	12,625	$12,517	$12,625
Wildcat Buyerco, Inc. - Unfunded Term Loan (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	3,281	—	33
Wildcat Buyerco, Inc. (Revolver) (7)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	534	—	—
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	9.60%	3M SOFR+426	3,491	3,484	3,491
Zips Car Wash, LLC	12/31/2024	Automobiles	12.69%	3M SOFR+735	13,285	13,229	12,782
			(PIK 1.50%)
Total First Lien Secured Debt						1,187,799	1,174,806
Second Lien Secured Debt—0.0%
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.44%	3M SOFR+1010	150	148	150
Total Second Lien Secured Debt						148	150
Subordinate Debt - 0.1%
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare Providers and Services	15.00%	—	1,000	985	985
Schlesinger Global, LLC - Promissory Note	07/26/2024	Professional Services	12.31%	3M SOFR+700	18	18	18
Total Subordinate Debt						1,003	1,003
Preferred Equity— 1.9% (6)
Ad.net Holdings, Inc. (7)	—	Media	—	—	6,720	672	694
AFC Acquisitions, Inc. (Preferred) (8)	—	Distributors	—	—	854	1,314	1,551
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	2,018	2,318
Cartessa Aesthetics, LLC (Preferred) (8)	—	Distributors	—	—	1,437,500	1,438	2,409
EvAL Home Health Solutions, LLC - Preferred Equity (8)	—	Healthcare, Education and Childcare	—	—	876,386	1,455	1,455
Gauge Schlesinger Coinvest LLC (Preferred Equity)	—	Professional Services	—	—	64	64	40
Hancock Claims Consultants Investors, LLC (Preferred Equity) (8)	—	Insurance	—	—	48,049	31	36
Imagine Topco, LP	—	Software	8.00%	—	1,236,027	1,236	1,387
Magnolia Topco LP - Class A Preferred Equity(8)	—	Automobiles	—	—	47	47	50
Magnolia Topco LP - Class B Preferred Equity(8)	—	Automobiles	—	—	31	20	6
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835	1,211
Megawatt Acquisition Partners, LLC - Preferred A Equity	—	Electronic Equipment, Instruments, and Components	—	—	9,360	936	862
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	625
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	—
PL Acquisitionco, LLC (Preferred Equity)	—	Textiles, Apparel and Luxury Goods	—	—	61	61	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (8)	—	Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (8)	—	Leisure Products	—	—	18,450	1,215	1,788
RTIC Parent Holdings, LLC - Class D Preferred Equity (8)	—	Leisure Products	—	—	19,584	196	207
TPC Holding Company, LP (5), (7)	—	Food Products	—	—	409	409	645
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	35	42
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	—
Super Senior Preferred Equity (7)						—	—
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						14,320	15,326
Common Equity/Warrants— 15.1% (6)
A1 Garage Equity, LLC (8)	—	Commercial Services & Supplies	—	—	647,943	648	780
ACP Big Top Holdings, L.P. - Common Equity	—	Construction & Engineering			3,000,500	3,001	3,176
Ad.net Holdings, Inc. (7)	—	Media	—	—	7,467	75	—
Aftermarket Drivetrain Products Holdings, LLC	—	Auto Components	—	—	2,632	2,632	3,181
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	992
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,438	1,578
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	—	—
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—	—	4,678	5,000	4,357
BioDerm Holdings, LP	—	Healthcare Equipment and Supplies	—	—	1,313	1,313	1,094
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	90
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,789	803	17,809
Carisk Parent, L.P.	—	Healthcare Technology	—	—	169,231	169	176
Carnegie HoldCo, LLC - Common Equity (8)	—	Professional Services			2,719,600	2,694	2,720
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	239
Consello Pacific Aggregator, LLC(8)	—	Professional Services	—	—	1,025,476	976	998
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	228
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	804,615	773	1,415
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	200,255	—	—
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	610
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,409
Exigo, LLC	—	Software	—	—	541,667	542	580
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,665	727	1,959
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	7,566	—	—
Five Star Parent Holdings, LLC	—	Hotels, Restaurants and Leisure	—	—	655,714	656	715
Gauge ETE Blocker, LLC	—	Diversified Consumer Services	—	—	374,444	374	326
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,658,738	1,088	6,072
Gauge Loving Tan, LP	—	Personal Products	—	—	2,481,781	2,482	2,332
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	293
GCOM InvestCo LP (7)	—	IT Services	—	—	19,184	3,342	3,749
GMP Hills, L.P.	—	Distributors	—	—	4,430,843	4,431	4,475
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	448	32
HPA SPQ Aggregator LP	—	Professional Services	—	—	750,399	750	672
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	40
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,870,915	1,871	1,874

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	629,085	—	—
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	—
(Integrative Nutrition, LLC) (7), (8)						—	—
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—	—	1,218,045	1,218	1,534
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	6,184	641	964
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—	—	116,032	1,175	1,651
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,434
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	385	957
LEP Pequod Holdings, LP	—	Financial Services			350	865	927
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,943
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,933
Lucky Bucks, LLC	—	Hotels, Restaurants and Leisure	—	—	73,870	2,062	1,395
Magnolia Topco LP - Class A Common Equity(8)	—	Automobiles	—	—	46,974	—	—
Magnolia Topco LP - Class B Common Equity(8)	—	Automobiles	—	—	30,926	—	—
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	452
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,078	1,165
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	806	—
Megawatt Acquisition Partners, LLC - Common Equity	—	Electronic Equipment, Instruments, and Components			1,040	104	85
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	3,217
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,438	112
New Medina Health, LLC(8)	—	Healthcare Providers and Services	—	—	2,672,646	2,673	3,332
NORA Parent Holdings, LLC (8)	—	Healthcare Providers and Services	—	—	2,544	2,525	2,591
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	271
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,736	1,691
OES Co-Invest, LP - Class A Common Equity	—	Diversified Consumer Services	—	—	1,560	1,560	1,560
OHCP V BC COI, L.P.	—	Distributors	—	—	1,158,239	1,158	918
OHCP V BC COI, L.P. (9)	—	Distributors	—	—	91,761	—	(19)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP	—	Aerospace and Defense	—	—	1,727,679	1,728	1,417
Output Services Group, Inc.	—	Business Services	—	—	80,170	642	677
PCS Parent, LP - Common Equity	—	Professional Services			423,247	423	423
PennantPark-TSO Senior Loan Fund, LP (7), (10)	—	Financial Services	—	—	11,167,847	11,168	9,498
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Pragmatic Institute, LLC (11)	—	Professional Services	—	—	610,583	611	—
Quad (U.S.) Co-Invest, L.P.	—	Professional Services	—	—	266,864	267	336
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	402
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8)	—	Aerospace and Defense	—	—	40	24	24
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,288
Safe Haven Defense MidCo, LLC - Common Equity (8)	—	Building Products	—	—	596	596	596
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)	—	Professional Services	—	—	64,634	646	585
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	296	296	208
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	65
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	12	12	1,414
Class B (US Dominion, Inc.) (7)						—	—
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	162	157
SV Aero Holdings, LLC (8)	—	Aerospace and Defense	—	—	61	535	817
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	503	911
TCG 3.0 Jogger Co-Invest, LP	—	Media			9,108	1,760	1,502
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	221,296	103	345
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	144,310	—	—
TPC Holding Company, LP (5), (7)	—	Food Products	—	—	21,527	22	262
TPCN Holdings, LLC - Common Equity		Diversified Consumer Services			1,053,200	1,053	1,053
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	11
UniTek Global Services, Inc.(C)	—	Telecommunications	—	—	213,739	—	—
UniVista Insurance (7), (8)	—	Insurance	—	—	400	338	742
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	674
Walker Edison Holdco LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (8)	—	Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,297
WCP IvyRehab Coinvestment, LP (8)	—	Healthcare Providers and Services	—	—	208	208	189
WCP IvyRehab QP CF Feeder, LP (8)	—	Healthcare Providers and Services	—	—	3,754	3,793	3,416
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (9)	—	Healthcare Providers and Services	—	—	246	—	(22)
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	95	799
Kentucky Racing Holdco, LLC (Warrants) (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	997
UniTek Global Services, Inc. (Warrants)	—	Telecommunications	—	—	23,889	—	—
Total Common Equity/Warrants						99,801	123,167
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,303,071	1,314,452
Investments in Controlled, Affiliated Portfolio Companies—42.2% (3), (4)
First Lien Secured Debt—33.6%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.67%	3M SOFR+550	9,976	9,976	9,976
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,359	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.73%	3M SOFR+550	26,771	22,137	26,772
PennantPark Senior Secured Loan Fund I LLC (7), (10)	05/06/2024	Financial Services	13.32%	3M SOFR+800	237,650	237,650	237,650
Total First Lien Secured Debt						269,763	274,398
Equity Interests—8.6%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	10,749
PennantPark Senior Secured Loan Fund I LLC (7), (10)	—	Financial Services	—	—	101,850	101,850	59,345
Total Equity Interests						101,850	70,094
Total Investments in Controlled, Affiliated Portfolio Companies						371,613	344,492
Total Investments—203.1%						1,674,684	1,658,944

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

JUNE 30, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Cash and Cash Equivalents—10.4%
Money Market - BlackRock Federal FD Institutional 30						84,589	84,590
Total Cash and Cash Equivalents						84,589	84,590
Total Investments and Cash Equivalents—213.5%						$1,759,273	$1,743,534
Liabilities in Excess of Other Assets—(113.5)%							(926,808)
Net Assets—100.0%							$816,726

—————

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or "PIK", interest and other fee rates, if any.
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
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2024, qualifying assets represent 83% of our total assets and non-qualifying assets represent 17% of our total assets.
(11)
Partial non-accrual PIK securities

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

JUNE 30, 2024

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

We execute our investment strategy directly and through our wholly owned subsidiaries, our unconsolidated joint venture and unconsolidated limited partnership.
The term “subsidiary” means entities that primarily engage in investment activities in securities or other assets and are wholly owned by us. The Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities of securities or other assets other than entities wholly owned by the
Company. We comply with the provisions of Section 18 of the 1940 Act governing capital structure and leverage on an aggregate basis with our subsidiaries. Our subsidiaries comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Investment Adviser, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of June 30, 2024, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF. PTSF also invests primarily in middle-market and other corporate debt securities consistent with our strategy.

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

Restatement of Previously Issued Financial Statements

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSSL and PTSF in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at June 30, 2023, and the impact of the error correction is reflected on the consolidated statement of cash flows for the nine months ended June 30, 2023 as an increase to cash and cash equivalents, beginning of period totaling $3.6 million, an increase to cash and cash equivalents, end of period totaling $0.6 million, and decrease in due to affiliates of $3.0 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of June 30, 2023. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended June 30, 2024.

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

JUNE 30, 2024

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2024, we had three portfolio companies on non-accrual, representing 1.5% and 1.1% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, we had three portfolio companies on non-accrual, representing 0.9% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and nine months ended June 30, 2024, we recorded a provision for taxes on net investment income of $0.2 million and $0.9 million, respectively, pertaining to federal excise tax. For three and nine months ended June 30, 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.8 million, respectively, pertaining to federal excise tax.

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

For the three and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $0.2 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2023, the Company recognized a provision reduction for taxes of zero and $2.9 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2024 and September 30, 2023, $1.6 million and $1.8 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of June 30, 2024 and September 30, 2023, zero and $0.3 million, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2024, the Company paid zero and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2023, the Company paid $0.5 million and $0.5 million, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

JUNE 30, 2024

(Unaudited)

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

During the three and nine months ended June 30, 2024, we issued 8,770,000 and 13,263,436 shares of common stock through the ATM Program at an average price of $11.41 and $11.39 per share, raising $100.1 million and $150.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.5 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended June 30, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our financial statements.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2024, the Investment Adviser earned a base management fee of $3.9 million and $10.3 million respectively, from us. For the three and nine months ended June 30, 2023, the Investment Adviser earned a base management fee of $2.8 million and $8.6 million respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2024, the Investment Adviser earned $5.3 million and $14.9 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2023, the Investment Adviser earned $4.6 million and $12.2 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended June 30, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2024 and 2023, was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2024, we recorded administrative expenses of approximately $0.5 million and $1.7 million, respectively, including expenses the Administrator incurred for services described above. For the three and nine months ended June 30, 2023, we recorded administrative expenses of approximately $0.5 million and $0.8 million, respectively, including expenses the Administrator incurred for services described above.

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

(c) Other Related Party Transactions

The Company, the Investment Adviser and certain other affiliates have been granted an order for exemptive relief by the SEC for the Company to co-invest with other funds managed by the Investment Adviser. If we co-invest with other affiliated funds, our Investment Adviser would not receive compensation except to the extent permitted by the exemptive order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2024 and 2023.

For the three and nine months ended June 30, 2024, we sold $69.1 million and $209.0 million in investments to PSSL at fair value, respectively, and recognized zero and zero of net realized gains (losses), respectively. For the three and nine months ended June 30, 2023, we sold $75.3 million and $121.2 million in investments to PSSL at fair value, respectively, and recognized $(0.2) million and $(0.2) million of net realized losses, respectively, for the same period.

For the three and nine months ended June 30, 2024 and 2023, we sold no investments to PTSF.

As of June 30, 2024 and September 30, 2023, PFLT had a payable to PSSL and PTSF of zero and $0.6 million, respectively, presented as a Due to affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and PTSF from PFLT in connection with trades between the funds.

As of June 30, 2024 and September 30, 2023, PFLT had a receivable from the Administrator of $0.1 million and zero, respectively, presented as Due from affiliate on the consolidated statements of assets and liabilities. This amount relates to agency fees collected on behalf of the Company.

4. INVESTMENTS

For the three and nine months ended June 30, 2024, purchases of investments, including PIK interest totaled $321.5 million and $964.0 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $80.3 million and $231.5 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2024 totaled $137.6 million and $386.3 million, respectively. For the three and nine months ended June 30, 2023, sales and repayments of investments totaled $132.4 million and $258.1 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	June 30, 2024		September 30, 2023
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$1,219,920	$1,211,556	$708,452	$696,078
First lien in PSSL	237,650	237,650	210,088	210,088
Second lien	148	150	1,113	149
Subordinate debt	1,003	1,003	—	—
Equity	114,113	149,240	83,188	109,978
Equity interests in PSSL	101,850	59,345	90,038	50,881
Total investments	1,674,684	1,658,944	1,092,878	1,067,174
Cash and cash equivalents	84,589	84,590	100,555	100,555
Total investments and cash and cash equivalents	$1,759,273	$1,743,534	$1,193,433	$1,167,729

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	June 30, 2024 (1)	September 30, 2023 (1)
Professional Services	8%	7%
Aerospace and Defense	8	6
Healthcare Providers and Services	7	9
Media	7	9
Electronic Equipment, Instruments, and Components	5	3
Construction & Engineering	5	1
Leisure Products	5	1
Distributors	5	3
Personal Products	5	8
IT Services	4	4
Media: Diversified and Production	4	6
High Tech Industries	3	5
Healthcare, Education and Childcare	3	—
Insurance	3	3
Healthcare Technology	3	4
Diversified Consumer Services	2	3
Commercial Services & Supplies	2	4
Building Products	2	—
Construction and Building	2	3
Internet Software and Services	2	1
Capital Equipment	1	2
Business Services	1	2
Chemicals, Plastics and Rubber	1	2
Auto Components	1	—
Healthcare Equipment and Supplies	1	1
Diversified Financial Services	1	1
Hotels, Restaurants and Leisure	1	2
Consumer Services	1	2
Automobiles	1	2
Food Products	1	1
Financial Services	1	1
Metals and Mining	1	—
Air Freight and Logistics	1	1
Textiles, Apparel and Luxury Goods	1	1
All Other	1	2
Total	100%	100%

(1)
Excludes investments in PSSL.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2024 and September 30, 2023, PSSL had total assets of $958.8 million and $869.4 million, respectively, and its investment portfolio consisted of investments in 108 and 105 portfolio companies, respectively. As of June 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $98.2 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2024 and September 30, 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $101.9 million (zero remaining unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

In May 2024, PSSL completed the refinancing of the 2032 Asset-Backed Debt through a $300.7 million debt securitization in the form of a collateralized loan obligation, or the "2036 PSSL Asset-Backed Debt". The 2036 PSSL Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO II, Ltd., a wholly-owned subsidiary of PSSL, consisting primarily of middle market loans and participation interest in middle market loans. The 2036 PSSL Asset-Backed Debt is scheduled to mature in April 2036. PSSL retained the preferred shares and Class E-R Notes through a consolidated subsidiary.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2024	September 30, 2023
Total investments	$904,179	$785,859
Weighted average cost yield on income producing investments	11.9%	12.1%
Number of portfolio companies in PSSL	108	105
Largest portfolio company investment	$21,328	$18,463
Total of five largest portfolio company investments	$98,172	$83,365

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Below is a listing of PSSL’s individual investments as of June 30, 2024 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,327.4%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.44%	SOFR+610	2,910	$2,861	$2,910
ACP Avenu Buyer, LLC	10/2/2029	Business Services	11.55%	SOFR+625	9,950	9,792	9,652
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.80%	SOFR+550	18,809	18,471	18,960
Ad.net Acquisition, LLC	5/7/2026	Media	11.60%	SOFR+626	8,730	8,676	8,730
Aeronix, Inc	12/18/2028	Aerospace and Defense	10.83%	SOFR+550	15,920	15,696	15,920
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.43%	SOFR+600	12,755	12,494	12,245
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	11.23%	SOFR+575	4,788	4,674	4,788
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	11.23%	SOFR+575	4,688	4,646	4,688
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.23%	SOFR+615	11,184	11,082	11,016
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.58%	SOFR+625	11,143	10,994	11,087
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.08%	SOFR+575	4,913	4,838	4,814
Big Top Holdings, LLC	2/28/2030	Business Services	11.58%	SOFR+625	15,461	15,200	15,345
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,910	8,818	8,799
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.73%	SOFR+625	15,013	14,816	14,938
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.09%	SOFR+490	5,561	5,534	5,477
Broder Bros., Co.	12/4/2025	Consumer Products	11.60%	SOFR+626	2,290	2,290	2,290
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.69%	SOFR+525	443	417	428
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.37%	SOFR+688	13,235	13,202	13,169
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.84%	SOFR+550	15,282	15,063	15,052
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.08%	SOFR+575	9,563	9,449	9,563
CF512, Inc.	8/20/2026	Media	11.54%	SOFR+619	6,768	6,693	6,667
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	13.18%	SOFR+775	9,104	9,099	9,058
			(PIK 1.00%)			-	-
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.46%	SOFR+400	6,726	6,514	6,507
Connatix Buyer, Inc.	7/13/2027	Media	11.11%	SOFR+576	3,785	3,742	3,709
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.35%	SOFR+525	2,073	2,055	2,068
Dr. Squatch, LLC	8/31/2027	Personal Products	11.18%	SOFR+585	14,600	14,425	14,600
DRI Holding Inc.	12/21/2028	Media	10.69%	SOFR+525	2,607	2,419	2,500
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.73%	SOFR+640	14,080	14,055	14,024
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	9.34%	SOFR+400	4,975	4,899	4,987
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.08%	SOFR+575	8,888	8,783	8,754
Exigo Intermediate II, LLC	3/15/2027	Software	11.69%	SOFR+610	12,578	12,442	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.84%	SOFR+650	12,280	12,058	12,402
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.35%	SOFR+475	10,117	10,069	10,125
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.48%	SOFR+610	3,706	3,698	3,521
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.93%	SOFR+560	3,732	3,693	3,695
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	SOFR+560	2,153	2,129	2,024
Hills Distribution, Inc	11/8/2029	Business Services	11.33%	SOFR+600	8,980	8,857	8,890
HW Holdco, LLC	5/10/2026	Media	11.79%	SOFR+640	3,503	3,489	3,503
Imagine Acquisitionco, LLC	11/15/2027	Software	10.43%	SOFR+510	9,178	9,035	9,132
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.18%	SOFR+685	6,044	5,946	6,044
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.46%	SOFR+715	11,118	11,112	9,561
			(PIK 2.25%)			-	-
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.50%	SOFR+615	5,865	5,830	5,836
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.96%	SOFR+761	8,174	8,084	8,010
ITI Holdings, Inc.	3/3/2028	IT Services	10.98%	SOFR+560	3,910	3,861	3,910
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.48%	SOFR+615	13,492	13,280	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	13.18%	SOFR+775	14,542	14,333	14,396
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.77%	SOFR+640	15,023	15,009	14,842
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.69%	SOFR+535	11,352	11,270	11,352
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.74%	SOFR+640	2,566	2,522	2,566
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	12.34%	SOFR+700	7,425	7,302	7,369
Lucky Bucks, LLC - First-Out Term Loan	10/2/2028	Hotel, Gaming and Leisure	12.98%	SOFR+765	260	260	260
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.98%	SOFR+765	519	519	519
MAG DS Corp	4/1/2027	Aerospace and Defense	10.93%	SOFR+550	2,074	2,001	2,001
Magenta Buyer, LLC	7/31/2028	Software	10.59%	SOFR+500	2,983	2,843	1,646
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.73%	SOFR+525	1,803	1,803	1,803
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			607	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.73%	SOFR+525	4,837	3,993	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.98%	SOFR+565	11,499	11,420	11,499
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.24%	SOFR+585	8,352	8,259	8,360
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.39%	SOFR+550	6,332	6,238	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.23%	SOFR+565	2,354	2,323	2,295
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	11.58%	SOFR+625	19,247	18,951	19,247
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	10.58%	SOFR+525	15,750	15,521	15,750
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	11.23%	SOFR+590	5,566	5,566	5,566
MOREGroup Holdings, Inc	1/16/2030	Business Services	11.08%	SOFR+590	13,099	12,921	12,968
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.48%	SOFR+515	3,404	3,362	3,404
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.18%	SOFR+575	10,629	10,522	10,098
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	11.68%	SOFR+635	21,328	20,956	21,328
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.71%	SOFR+636	15,723	15,509	15,723
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.73%	SOFR+940	2,070	2,053	1,615
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.69%	SOFR+550	3,893	3,840	3,834
Ox Two, LLC	5/18/2026	Construction and Building	11.85%	SOFR+651	4,307	4,279	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.26%	SOFR+600	11,968	11,768	12,040
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	11.10%	SOFR+575	3,881	3,825	3,842

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.72%	SOFR+500	9,405	9,281	9,316
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.44%	SOFR+710	7,769	7,683	6,215
			(PIK 4.00%)			-	-
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.96%	SOFR+565	2,529	2,486	2,491
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.82%	SOFR+750	11,384	11,187	7,314
			(PIK 12.82%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.68%	SOFR+635	2,782	$2,764	$2,754
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.93%	SOFR+585	1,021	1,021	1,021
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.48%	SOFR+615	4,900	4,850	3,920
Recteq, LLC	1/29/2026	Leisure Products	12.49%	SOFR+715	4,838	4,805	4,765
Research Now Group, LLC and Dynata, LLC (4)	12/20/2024	Diversified Consumer Services	0.00%		12,399	12,330	10,539
Research Now Group, LLC and Dynata, LLC - DIP	8/6/2024	Diversified Consumer Services	14.21%	SOFR+886	528	488	528
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.02%	SOFR+575	4,347	4,274	4,303
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.53%	SOFR+620	9,268	9,253	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.94%	SOFR+760	4,959	4,948	4,959
			(PIK 1.00%)			-	-
Schlesinger Global, Inc.	7/14/2025	Business Services	13.69%	SOFR+825	12,238	12,237	12,054
			(PIK 0.50%)			-	-
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.48%	SOFR+615	4,913	4,852	4,753
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	12.49%	SOFR+715	18,704	18,435	18,517
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.73%	SOFR+640	11,387	11,220	11,274
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.96%	SOFR+450	1,294	1,271	1,295
Smartronix, LLC	11/23/2028	Aerospace and Defense	11.33%	SOFR+635	4,875	4,811	4,875
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.90%	SOFR+450	11,706	11,678	10,418
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.48%	SOFR+700	4,582	4,555	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.98%	SOFR+565	4,081	4,025	4,081
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.60%	SOFR+425	1,777	1,697	1,783
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.16%	SOFR+590	14,625	14,471	14,625
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.84%	SOFR+650	19,676	19,352	19,479
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.50%	SOFR+500	344	333	343
Teneo Holdings, LLC	3/13/2031	Business Services	10.09%	SOFR+475	5,486	5,431	5,493
The Bluebird Group LLC	7/27/2026	Professional Services	11.98%	SOFR+665	8,537	8,434	8,537
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.44%	SOFR+610	7,656	7,552	7,671
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	16,575	16,421	16,575
Transgo, LLC	12/29/2028	Automotive	11.34%	SOFR+600	19,158	18,891	19,158
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.74%	SOFR+640	2,182	2,181	2,182
Tyto Athene, LLC	4/1/2028	IT Services	10.95%	SOFR+565	14,670	14,585	13,643
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.76%	SOFR+665	6,840	6,749	6,792
Walker Edison Furniture Company LLC (4)	3/1/2029	Wholesale	0.00%		4,968	4,715	1,441
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)	3/1/2029	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)	3/1/2029	Wholesale			354	-	(251)
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	11.33%	SOFR+600	12,219	12,031	12,109
Wildcat Buyerco, Inc.	2/27/2027	Electronic Equipment, Instruments, and Components	11.08%	SOFR+575	16,055	15,943	16,055
Zips Car Wash, LLC	12/31/2024	Automobiles	12.69%	SOFR+735	16,777	16,748	16,152

Total First Lien Secured Debt						912,591	900,269
Equity Securities - 6.9%
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	1,395
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	1,448
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,067
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						6,467	3,910
Total Investments - 1,333.1%						919,058	904,179
Cash and Cash Equivalents - 69.4%
BlackRock Federal FD Institutional 30						47,077	47,077
Total Cash and Cash Equivalents						47,077	47,077
Total Investments and Cash Equivalents —1,536.4%						$966,135	$951,256
Liabilities in Excess of Other Assets — (1,436.4)%							(883,433)
Members' Equity—100.0%							$67,823

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
(5)
Partial non-accrual PIK securities.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	10,999	10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	$2,776	$2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,484.6%						$882,054	$863,305
Liabilities in Excess of Other Assets — (1,384.6)%							(805,155)
Members' Equity—100.0%							$58,150

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	June 30, 2024
	(Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$919,058 and $804,608, respectively)	$904,179	$785,859
Cash and cash equivalents (cost—$47,077 and $77,446, respectively)	47,077	77,446
Interest receivable	5,659	5,179
Due from affiliate	62	436
Prepaid expenses and other assets	1,825	490
Total assets	958,802	869,410
Liabilities
Credit facility payable	116,100	48,600
2032 Asset-backed debt, net (par—$246,000)	—	243,973
2035 Asset-backed debt, net (par—$246,000)	243,821	243,483
2036 Asset-backed debt, net (par—$246,000)	244,219	—
Notes payable to members	271,600	240,100
Interest payable on credit facility and asset backed debt	7,292	14,291
Payable for investments purchased	—	13,466
Interest payable on notes to members	6,958	6,488
Accrued expenses	864	859
Due to affiliate	125	—
Total liabilities	890,979	811,260
Commitments and contingencies(1)
Members' equity	67,823	58,150
Total liabilities and members' equity	$958,802	$869,410

(1)
As of June 30, 2024 and September 30, 2023, PSSL had unfunded commitments to fund investments of $1.0 million and $1.1 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Investment income:
Interest	$27,614	$23,373	$80,578	$64,282
Other income	356	373	921	930
Total investment income	27,970	23,746	81,499	65,212
Expenses(1):
Interest and expense on credit facility and asset-backed debt	13,685	12,094	40,866	30,413
Interest expense on notes to members	8,646	7,986	24,962	22,159
Administration fees	602	529	1,737	1,553
General and administrative expenses	506	193	999	773
Total expenses	23,439	20,802	68,564	54,898
Net investment income	4,531	2,944	12,935	10,314
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	93	(6,510)	(5,852)
Net realized gain (loss) on extinguishment of debt	(1,622)	—	(1,622)	(10)
Net change in unrealized appreciation (depreciation) on investments	(5,034)	(4,442)	3,871	(6,308)
Net realized and unrealized gain (loss) on investments	(6,656)	(4,349)	(4,261)	(12,170)
Net increase (decrease) in members' equity resulting from operations	$(2,125)	$(1,405)	$8,674	$(1,856)

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

JUNE 30, 2024

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at June 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$56,443	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,386,217	Market Comparable	Market yield	6.4% - 20.6% (10.2%)
First lien	6,546	Enterprise Market Value	EBITDA multiple	8x
Second lien	150	Market Comparable	Market yield	14.4%
Subordinated debt	1,003	Market Comparable	Market yield	15.0%
Equity	139,743	Enterprise Market Value	EBITDA multiple	3.5x - 21.8x (11.4x)
Total Level 3 investments	$1,590,101
Long-Term Credit Facility	$218,862	Market Comparable	Market yield	2.0%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Our investments, cash and cash equivalents, Credit Facility, 2023 Notes, 2026 Notes, 2031 Asset-Backed Debt, and 2036 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at June 30, 2024
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,449,206	$—	$—	$1,449,206	$—
Second lien	150	—	—	150	—
Subordinate debt	1,003	—	—	1,003	—
Equity	208,585	—	—	139,742	68,843
Total investments	1,658,944	—	—	1,590,101	68,843
Cash and cash equivalents	84,590	84,590	—	—	—
Total investments and cash and cash equivalents	$1,743,534	$84,590	$—	$1,590,101	$68,843
Credit Facility payable	$218,862	$—	$—	$218,862	$—
2026 Notes payable(2)	183,637	—	183,637	—	—
2031 Asset-Backed Debt(2)	209,931	—	—	209,931	—
2036 Asset-Backed Debt(2)	283,951	—	—	283,951	—
Total debt	$896,381	$—	$183,637	$712,744	$—

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

JUNE 30, 2024

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3)

($ in thousands):

	Nine Months Ended June 30, 2024
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$906,166	$100,782	$1,006,948
Net realized gain (loss)	(5,273)	5,841	568
Net change in unrealized appreciation (depreciation)	4,009	9,150	13,159
Purchases, PIK interest, net discount accretion and non-cash exchanges	888,171	70,237	958,408
Sales, repayments and non-cash exchanges	(343,867)	(45,115)	(388,982)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,449,206	$140,895	$1,590,101
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciaiton (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(2,997)	$11,500	$8,503

	Nine Months Ended June 30, 2023
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,009,642	$95,285	$1,104,927
Net realized gain (loss)	(16,268)	2,203	(14,065)
Net change in unrealized appreciation (depreciation)	1,245	(12,296)	(11,051)
Purchases, PIK interest, net discount accretion and non-cash exchanges	208,709	17,977	226,686
Sales, repayments and non-cash exchanges	(253,084)	(4,991)	(258,075)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$950,244	$98,178	$1,048,422
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(13,491)	$(9,234)	$(22,725)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Nine months ended June 30,
Long-Term Credit Facility and 2023 Notes	2024	2023
Beginning balance (cost – $85,619 and $169,654, respectively)	$85,619	$167,563
Net change in unrealized (depreciation) appreciation included in earnings	7	1,607
Borrowings	381,455	65,000
Repayments	(248,219)	(169,709)
Net realized (gain) loss	—	(544)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $218,855 and $64,000, respectively)	$218,862	$63,917

As of June 30, 2024, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	$2,000	$1,455	1,462	7/1/2024	7

As of September 30, 2023 we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred less than $0.1 million relating to amendment costs on the Credit Facility for the three and nine months ended June 30, 2024 and did not incur any expenses relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, 2031 Asset-Backed Debt, and the 2036 Asset-Backed Debt.

For the three and nine months ended June 30, 2024, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $(0.1) million, respectively. For the three and nine months ended June 30, 2023, the Credit Facility and the 2023 Notes had a net change in unrealized (depreciation)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

appreciation of $(5.8) million and $(4.8) million, respectively. As of June 30, 2024 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled less than $0.1 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off in December 2023.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2023	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$34,027	$7,602	$—	$5,868	$47,497	$3,755	$130	$—
PennantPark Senior Secured
Loan Fund I LLC *	260,969	39,375	—	(3,349)	296,995	21,840	10,938	—
Total Controlled Affiliates	$294,996	$46,977	$—	$2,519	$344,492	$25,595	$11,068	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator for net increase in net assets resulting from operations	$16,920	$5,593	$70,499	$11,215
Denominator for basic and diluted weighted average shares	68,481,874	50,799,353	62,774,693	48,220,835
Basic and diluted net increase in net assets per share resulting from operations	$0.25	$0.11	$1.12	$0.23

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2024 and September 30, 2023, cash and cash equivalents consisted of money market funds in the amounts of $84.6 million and $100.6 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Nine Months Ended June 30,
	2024	2023
Per Share Data:
Net asset value, beginning of period	$11.13	$11.62
Net investment income (1)	0.95	1.02
Net change in realized and unrealized gain (loss) (1)	0.17	(0.79)
Net increase (decrease) in net assets resulting from operations (1)	1.12	0.23
Distributions to stockholders (1), (2)	(0.92)	(0.87)
Accretive effect of common stock issuance	0.01	(0.02)
Net asset value, end of period	$11.34	$10.96
Per share market value, end of period	$11.54	$10.65
Total return *(3)	17.45%	20.17%
Shares outstanding at end of period	71,998,138	55,537,299
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	5.83%	6.04%
Ratio of debt related expenses to average net assets** (5)	7.50%	7.20%
Ratio of total expenses to average net assets** (5)	13.34%	13.24%
Ratio of net investment income to average net assets** (5)	11.23%	11.73%
Net assets at end of period	$816,726	$608,427
Weighted average debt outstanding	$730,296	$649,677
Weighted average debt per share (1)	$11.63	$13.47
Asset coverage per unit (6)	$1,900	$2,097
Portfolio turnover rate*	24.48%	17.67%

Note: The expense and investment income ratios above do not reflect the Company's proportionate share of income and expenses of PSSL and PTSF

* Not annualized for periods less than one year.

** Re-occurring investment income and expenses included in these ratios are annualized for periods less than one year

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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2024 and 2023, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 7.3% and 6.1%, respectively.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2024 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 190% and 230%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank, or the Lenders, was $611.0 million as of June 30, 2024, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of June 30, 2024 and September 30, 2023, Funding I had $218.9 million and $9.4 million of outstanding borrowings under the Credit Facility, respectively. The maximum amount borrowings under the Credit Facility was increased from $436 million to $611 million on May 29, 2024 pursuant to the terms of the Credit Facility. The Credit Facility had a weighted average interest rate of 7.7% and 7.7%, exclusive of the fee on undrawn commitments as of June 30, 2024 and September 30, 2023, respectively. As of June 30, 2024 and September 30, 2023, we had $392.1 million and $376.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2024, we were in compliance with the covenants relating to the Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

2031 Asset-Backed Debt

In September 2019, the Company completed the $301.4 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2031 Asset-Backed Debt was issued by the Securitization Issuer. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Loans maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The annualized interest on the 2031 Asset-Backed Debt will be paid, to the extent of funds available. The reinvestment period of the Debt Securitization ended on October 15, 2023 and the 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of June 30, 2024 and September 30, 2023, the Company had $210.7 million and $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 7.1%, respectively. As of June 30, 2024 and September 30, 2023, the unamortized fees on the 2031 Asset-Backed Debt were $0.8 million and $1.2 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

2036 Asset-Backed Debt

In February 2024, the Company completed the $350.6 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. The 2036 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 2.30%, (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans (the “Class A-1 Loans” and together with the Secured Notes and Subordinated Notes, the “Debt”), which bear interest at three-month SOFR plus 2.30%, under a credit agreement (the “Credit Agreement”), dated as of the Closing Date, by and among the Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The annualized interest on the 2036 Asset-Backed Debt will be paid, to the extent of funds available. The Debt is scheduled to mature on April 18, 2036.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of June 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 8.1%. As of June 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $3.1 million.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2024 and September 30, 2023, we had $311.4 million and $155.5 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of zero and $39.4 million to PSSL as of June 30, 2024 and September 30, 2023, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

12. SUBSEQUENT EVENTS

On July 25, 2024, we completed the refinancing of the 2031 Asset-Backed Debt from a $301 million to $351 million debt securitization in the form of a collateralized loan obligation. We retained $85 million of the securitization in the form of Class D-R Notes and Subordinate Notes through a consolidated subsidiary.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital Ltd. and its Subsidiaries (the Company), including the consolidated schedule of investments, as of June 30, 2024, the related consolidated statements of operations and changes in net assets for the three and nine month periods June 30, 2024 and 2023 and cash flows for the nine month periods June 30, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 of the consolidated financial statements, the consolidated statements of cash flows for the nine months ended June 30, 2023 has been restated to reclassify certain amounts presented within.

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

August 7, 2024

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and its Subsidiaries for the periods ended June 30, 2024 and 2023, as indicated in our report dated August 7, 2024; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is incorporated by reference in Registration Statement No.333-279726 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 7, 2024

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

Restatement of Previously Issued Financial Statements

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSSL and PTSF in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at June 30, 2023, and the impact of the error correction is reflected on the consolidated statement of cash flows for the nine months ended June 30, 2023 as an increase to cash and cash equivalents, beginning of period totaling $3.6 million, an increase to cash and cash equivalents, end of period totaling $0.6 million, and decrease in due to affiliates of $3.0 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of June 30, 2023. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended June 30, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of June 30, 2024, our portfolio totaled $1,658.9 million, and consisted of $1,449.2 million of first lien secured debt (including $237.7 million in PSSL), $1.2 million of second lien secured debt and subordinated debt and $208.6 million of preferred and common equity (including $59.3 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of June 30, 2024, we had three portfolio companies on non-accrual, representing 1.5% and 1.1% of our overall portfolio on a cost and fair value basis, respectively. As of June 30, 2024, the portfolio had net unrealized depreciation of $15.7 million. Our overall portfolio consisted of 151 companies with an average investment size of $11.0 million and had a weighted average yield on debt investments of 12.1%, and was invested 87% in first lien secured debt (including 14% in PSSL), less than 1% in second lien secured debt and subordinate debt and 13% in preferred and common equity (including 4% in PSSL). As of June 30, 2024, approximately 100% of the investments held by PSSL were first lien secured debt.

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

For the three months ended June 30, 2024, we invested $320.9 million in nine new and 45 existing portfolio companies at a weighted average yield on debt investments of 11.5%. For the three months ended June 30, 2024, sales and repayments of investments totaled $137.6 million, including $69.1 million of sales to PSSL. For the nine months ended June 30, 2024, we invested $961.8 million in 33 new and 71 existing portfolio companies at a weighted average yield on debt investments of 11.7%. For the nine months ended June 30, 2024, sales and repayments of investments totaled $386.3 million, including $209.0 million of sales to PSSL.

For the three months ended June 30, 2023, we invested $80.0 million in four new and 40 existing portfolio companies at a weighted average yield on debt investments of 12.5%. For the three months ended June 30, 2023, sales and repayments of investments totaled $132.4 million, including $75.3 million of sales to PSSL. For the nine months ended June 30, 2023, we invested $231.0 million in 13 new and 63 existing portfolio companies at a weighted average yield on debt investments of 12.1%. For the nine months ended June 30, 2023, sales and repayments of investments totaled $258.1 million, including $121.2 million of sales to PSSL.

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2024, PSSL’s portfolio totaled $904.2 million and consisted of 108 companies with an average investment size of $8.4 million and at a weighted average yield on debt investments of 11.9%. As of September 30, 2023, PSSL’s portfolio totaled $785.9 million, consisted of 105 companies with an average investment size of $7.5 million and at a weighted average yield on debt investments of 12.1%.

For the three months ended June 30, 2024, PSSL invested $84.5 million (including $69.1 million purchased from the Company) in 5 new and 11 existing portfolio companies at a weighted average yield on debt investments of 11.6%. Sales and repayments of investments for the three months ended June 30, 2024 totaled $47.0 million. For the nine months ended June 30, 2024, PSSL invested $240.4 million (including $209.0 million purchased from the Company) in 15 new and 20 existing portfolio companies at a weighted average yield on debt investments of 11.8%. Sales and repayments of investments for the nine months ended June 30, 2024 totaled $124.2 million.

For the three months ended June 30, 2023, PSSL invested $77.8 million (including $75.3 million purchased from the Company) in six new and 15 existing portfolio companies at a weighted average yield on debt investments of 12.1%. For the three months ended June 30, 2023, sales and repayments of investments totaled $40.8 million. For the nine months ended June 30, 2023, PSSL invested $138.3 million (including $121.2 million purchased from the Company) in 17 new and 22 existing portfolio companies at a weighted average yield on debt investments of 11.8%. For the nine months ended June 30, 2023, sales and repayments of investments totaled $78.8 million.

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

During the three and nine months ended June 30, 2024, we issued 8,770,000 and 13,263,436 shares of common stock through the ATM Program at an average price of $11.41 and $11.39 per share, raising $100.1 million and $150.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.5 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the three and nine months ended June 30, 2024 and 2023, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2031 Asset-Backed Debt, and the 2036 Asset-Backed Debt.

For the three and nine months ended June 30, 2024, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $(0.1) million, respectively. For the three and nine months ended June 30, 2023, the Credit Facility and the 2023 Notes had a net change in unrealized (depreciation) appreciation of $(5.8) million and $(4.8) million, respectively. As of June 30, 2024 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility as applicable, and the 2023 Notes totaled less than $0.1 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off during in December 2023.

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

For the three and nine months ended June 30, 2024, we recorded a provision for taxes on net investment income of $0.2 million and $0.9 million, respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.8 million, respectively, pertaining to federal excise tax.

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

For the three and nine months ended June 30, 2024, the Company recognized a provision for taxes of zero and $0.2 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2023, the Company recognized a provision reduction for taxes of zero and $2.9 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2024 and September 30, 2023, $1.6 million and $1.8 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of June 30, 2024 and September 30, 2023, zero and $0.3 million, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2024, the Company paid zero and zero, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2023, the Company paid $0.5 million and $0.5 million, respectively, in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2024 and 2023.

Investment Income

For the three and nine months ended June 30, 2024, investment income was $48.5 million and $130.8 million, respectively, which was attributable to $42.7 million and $114.9 million from first lien secured debt and $5.8 million and $15.9 million from other investments, respectively. For the three and nine months ended June 30, 2023, investment income was $37.7 million and $103.6 million, respectively, which was attributable to $30.4 million and $88.6 million from first lien secured debt and $7.3 million and $15.0 million from other investments, respectively. The increase in investment income compared to the same period in the prior year was primarily due to the increase in the size of our debt portfolio.

Expenses

For the three and nine months ended June 30, 2024, expenses totaled $27.3 million and $71.1 million, respectively and were comprised of: $16.3 million and $39.9 million of debt related interest and expenses, $3.9 million and $10.3 million of base management fees, $5.3 million and $14.9 million of performance-based incentive fees, $1.5 million and $5.0 million of general and administrative expenses, $0.2 million and $0.9 million of taxes, and $0.1 million and $0.1 million of Credit Facility amendment costs. For the three and nine months ended June 30, 2023, expenses totaled $19.2 million and $54.6 million, respectively and were comprised of; $10.0 million and $29.6 million of debt related interest and expenses, $2.8 million and $8.6 million of base management fee, $4.6 million and $12.2 million of performance-based incentive fee, $1.6 million and $3.3 million of general and administrative expenses and $0.2 million and $0.8 million of taxes. The increase in expenses compared to the same period in the prior year was primarily due to the increase in interest expense from increased borrowings and an increase in base management fees as a result of the increase in our investment portfolio.

Net Investment Income

For the three and nine months ended June 30, 2024, net investment income totaled $21.2 million or $0.31 per share, and $59.7 million or $0.95 per share, respectively. For the three and nine months ended June 30, 2023, net investment income totaled $18.5 million or $0.36 per share, and $49.0 million or $1.02 per share, respectively. The increase in net investment income was primarily due to an increase in investment income partially offset by an increase in expenses compared to the same period in the prior year.

Net Realized Gains or Losses

For the three and nine months ended June 30, 2024, net realized gains (losses) totaled $(0.4) million and $0.6 million, respectively. For the three and nine months ended June 30, 2023, net realized (losses) totaled $(6.1) million and $(13.8) million, respectively. The change in net realized gains (losses) compared to the same period in the prior year was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $(4.0) million and $10.0 million, respectively. For the three and nine months ended June 30, 2023, we reported net change in unrealized appreciation (depreciation) on investments of $(1.1) million and $(22.0) million, respectively. As of June 30, 2024 and September 30, 2023, our net unrealized appreciation (depreciation) on investments totaled $(15.7) million and $(25.7) million, respectively. The net change in unrealized appreciation (depreciation) on our investments compared to the same period in the prior year was primarily due to the operating performance of the portfolio companies within our portfolio and changes in the capital market conditions of our investments.

For the three and nine months ended June 30, 2024, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $(0.1) million, respectively. For the three and nine months ended June 30, 2023, our Credit Facility and the 2023 Notes had a net change in unrealized appreciation (depreciation) of $(5.8) million and $(4.8) million, respectively. As of June 30, 2024 and September 30, 2023, the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled less than $0.1 million and zero, respectively. The net change in net unrealized appreciation or (depreciation) compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2024, net increase (decrease) in net assets resulting from operations totaled $16.9 million or $0.25 per share, and $70.5 million or $1.12 per share, respectively. For the three and nine months ended June 30, 2023, net increase (decrease) in net assets resulting from operations totaled $5.6 million or $0.11 per share and $11.2 million or $0.23 per share, respectively. The net increase or (decrease) from operations compared to the same period in the prior year was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2024 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 190% and 230%, respectively.

For the nine months ended June 30, 2024 and 2023, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 7.3% and 6.1%, respectively. As of June 30, 2024 and September 30, 2023, we had $392.1 million and $376.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $611.0 million as of June 30, 2024 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 236 basis points, a maturity date of August 2026 and a revolving period that ends in August 2024. As of June 30, 2024 and September 30, 2023, PennantPark Floating Rate Funding I, LLC, our wholly-owned subsidiary, borrowed $218.9 million and $9.4 million under the Credit Facility, respectively, and the weighted average interest rate, exclusive of the fee on undrawn commitments, was of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitments.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2024, we were in compliance with the covenants relating to our Credit Facility.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, of which zero and $76.2 million was outstanding as of June 30, 2024 and September 30, 2023, respectively.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of June 30, 2024 and September 30, 2023, the Company had $210.7 million and $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 7.1%, respectively.

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Preferred Shares of the 2036-Securitization Issuer were eliminated in consolidation. As of June 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 8.1%. As of June 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $3.1 million.

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

During the three and nine months ended June 30, 2024, we issued 8,770,000 and 13,263,436 shares of common stock through the ATM Program at an average price of $11.41 and $11.39 per share, raising $100.1 million and $150.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.5 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

As of June 30, 2024 and September 30, 2023, we had cash and cash equivalents of $84.6 million and $100.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the nine months ended June 30, 2024, our operating activities used cash of $509.6 million and our financing activities provided cash of $493.7 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under our Credit Facility, proceeds from public offering under our ATM program and proceeds from the 2036 Asset-Backed Debt partially offset by the repayment of the 2023 Notes.

For the nine months ended June 30, 2023, our operating activities provided cash of $62.4 million and our financing activities used cash of $54.2 million. Our operating activities provided cash primarily realized from our investment activities and our financing activities used cash primarily due to repayments under our Credit Facility and principal repayment of our 2023 Notes partially offset by proceeds from our equity offering.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2024 and September 30, 2023, PSSL had total assets of $958.8 million and $869.4 million, respectively, and its investment portfolio consisted of investments in 108 and 105 portfolio companies, respectively. As of June 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $98.2 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2024 and September 30, 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $101.9 million (zero remaining unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

In May 2024, PSSL completed the refinancing of the 2032 Asset-Backed Debt through a $300.7 million debt securitization in the form of a collateralized loan obligation, or the "2036 PSSL Asset-Backed Debt". The 2036 PSSL Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO II, Ltd., a wholly-owned subsidiary of PSSL, consisting primarily of middle market loans and participation interest in middle market loans. The 2036 PSSL Asset-Backed Debt is scheduled to mature in April 2036. PSSL retained the preferred shares and Class E-R Notes through a consolidated subsidiary.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2024	September 30, 2023
Total investments	$904,179	$785,859
Weighted average cost yield on income producing investments	11.9%	12.1%
Number of portfolio companies in PSSL	108	105
Largest portfolio company investment	$21,328	$18,463
Total of five largest portfolio company investments	$98,172	$83,365

Below is a listing of PSSL’s individual investments as of June 30, 2024 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,327.4%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.44%	SOFR+610	2,910	$2,861	$2,910
ACP Avenu Buyer, LLC	10/2/2029	Business Services	11.55%	SOFR+625	9,950	9,792	9,652
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.80%	SOFR+550	18,809	18,471	18,960
Ad.net Acquisition, LLC	5/7/2026	Media	11.60%	SOFR+626	8,730	8,676	8,730
Aeronix, Inc	12/18/2028	Aerospace and Defense	10.83%	SOFR+550	15,920	15,696	15,920
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.43%	SOFR+600	12,755	12,494	12,245
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	11.23%	SOFR+575	4,788	4,674	4,788
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	11.23%	SOFR+575	4,688	4,646	4,688
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.23%	SOFR+615	11,184	11,082	11,016
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.58%	SOFR+625	11,143	10,994	11,087
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.08%	SOFR+575	4,913	4,838	4,814
Big Top Holdings, LLC	2/28/2030	Business Services	11.58%	SOFR+625	15,461	15,200	15,345
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,910	8,818	8,799
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.73%	SOFR+625	15,013	14,816	14,938
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.09%	SOFR+490	5,561	5,534	5,477
Broder Bros., Co.	12/4/2025	Consumer Products	11.60%	SOFR+626	2,290	2,290	2,290
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.69%	SOFR+525	443	417	428
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.37%	SOFR+688	13,235	13,202	13,169
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.84%	SOFR+550	15,282	15,063	15,052
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.08%	SOFR+575	9,563	9,449	9,563
CF512, Inc.	8/20/2026	Media	11.54%	SOFR+619	6,768	6,693	6,667
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	13.18%	SOFR+775	9,104	9,099	9,058
			(PIK 1.00%)			-	-
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.46%	SOFR+400	6,726	6,514	6,507
Connatix Buyer, Inc.	7/13/2027	Media	11.11%	SOFR+576	3,785	3,742	3,709
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.35%	SOFR+525	2,073	2,055	2,068
Dr. Squatch, LLC	8/31/2027	Personal Products	11.18%	SOFR+585	14,600	14,425	14,600
DRI Holding Inc.	12/21/2028	Media	10.69%	SOFR+525	2,607	2,419	2,500
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.73%	SOFR+640	14,080	14,055	14,024
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	9.34%	SOFR+400	4,975	4,899	4,987
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.08%	SOFR+575	8,888	8,783	8,754
Exigo Intermediate II, LLC	3/15/2027	Software	11.69%	SOFR+610	12,578	12,442	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.84%	SOFR+650	12,280	12,058	12,402
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.35%	SOFR+475	10,117	10,069	10,125
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.48%	SOFR+610	3,706	3,698	3,521
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.93%	SOFR+560	3,732	3,693	3,695
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	SOFR+560	2,153	2,129	2,024
Hills Distribution, Inc	11/8/2029	Business Services	11.33%	SOFR+600	8,980	8,857	8,890
HW Holdco, LLC	5/10/2026	Media	11.79%	SOFR+640	3,503	3,489	3,503
Imagine Acquisitionco, LLC	11/15/2027	Software	10.43%	SOFR+510	9,178	9,035	9,132
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.18%	SOFR+685	6,044	5,946	6,044
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.46%	SOFR+715	11,118	11,112	9,561
			(PIK 2.25%)			-	-
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.50%	SOFR+615	5,865	5,830	5,836
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.96%	SOFR+761	8,174	8,084	8,010
ITI Holdings, Inc.	3/3/2028	IT Services	10.98%	SOFR+560	3,910	3,861	3,910
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.48%	SOFR+615	13,492	13,280	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	13.18%	SOFR+775	14,542	14,333	14,396
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.77%	SOFR+640	15,023	15,009	14,842
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.69%	SOFR+535	11,352	11,270	11,352
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.74%	SOFR+640	2,566	2,522	2,566
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	12.34%	SOFR+700	7,425	7,302	7,369
Lucky Bucks, LLC - First-Out Term Loan	10/2/2028	Hotel, Gaming and Leisure	12.98%	SOFR+765	260	260	260
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.98%	SOFR+765	519	519	519
MAG DS Corp	4/1/2027	Aerospace and Defense	10.93%	SOFR+550	2,074	2,001	2,001
Magenta Buyer, LLC	7/31/2028	Software	10.59%	SOFR+500	2,983	2,843	1,646
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.73%	SOFR+525	1,803	1,803	1,803
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			607	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.73%	SOFR+525	4,837	3,993	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.98%	SOFR+565	11,499	11,420	11,499
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.24%	SOFR+585	8,352	8,259	8,360
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.39%	SOFR+550	6,332	6,238	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.23%	SOFR+565	2,354	2,323	2,295
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	11.58%	SOFR+625	19,247	18,951	19,247
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	10.58%	SOFR+525	15,750	15,521	15,750
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	11.23%	SOFR+590	5,566	5,566	5,566
MOREGroup Holdings, Inc	1/16/2030	Business Services	11.08%	SOFR+590	13,099	12,921	12,968
Municipal Emergency Services, Inc.	9/28/2027	Distributors	10.48%	SOFR+515	3,404	3,362	3,404
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.18%	SOFR+575	10,629	10,522	10,098
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	11.68%	SOFR+635	21,328	20,956	21,328
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.71%	SOFR+636	15,723	15,509	15,723
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.73%	SOFR+940	2,070	2,053	1,615
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.69%	SOFR+550	3,893	3,840	3,834
Ox Two, LLC	5/18/2026	Construction and Building	11.85%	SOFR+651	4,307	4,279	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.26%	SOFR+600	11,968	11,768	12,040
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	11.10%	SOFR+575	3,881	3,825	3,842
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.72%	SOFR+500	9,405	9,281	9,316
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.44%	SOFR+710	7,769	7,683	6,215
			(PIK 4.00%)			-	-
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.96%	SOFR+565	2,529	2,486	2,491

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.82%	SOFR+750	11,384	11,187	7,314
			(PIK 12.82%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.68%	SOFR+635	2,782	$2,764	$2,754
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.93%	SOFR+585	1,021	1,021	1,021
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.48%	SOFR+615	4,900	4,850	3,920
Recteq, LLC	1/29/2026	Leisure Products	12.49%	SOFR+715	4,838	4,805	4,765
Research Now Group, LLC and Dynata, LLC (4)	12/20/2024	Diversified Consumer Services	0.00%		12,399	12,330	10,539
Research Now Group, LLC and Dynata, LLC - DIP	8/6/2024	Diversified Consumer Services	14.21%	SOFR+886	528	488	528
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.02%	SOFR+575	4,347	4,274	4,303
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.53%	SOFR+620	9,268	9,253	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.94%	SOFR+760	4,959	4,948	4,959
			(PIK 1.00%)			-	-
Schlesinger Global, Inc.	7/14/2025	Business Services	13.69%	SOFR+825	12,238	12,237	12,054
			(PIK 0.50%)			-	-
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.48%	SOFR+615	4,913	4,852	4,753
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	12.49%	SOFR+715	18,704	18,435	18,517
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.73%	SOFR+640	11,387	11,220	11,274
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.96%	SOFR+450	1,294	1,271	1,295
Smartronix, LLC	11/23/2028	Aerospace and Defense	11.33%	SOFR+635	4,875	4,811	4,875
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.90%	SOFR+450	11,706	11,678	10,418
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.48%	SOFR+700	4,582	4,555	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.98%	SOFR+565	4,081	4,025	4,081
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.60%	SOFR+425	1,777	1,697	1,783
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.16%	SOFR+590	14,625	14,471	14,625
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.84%	SOFR+650	19,676	19,352	19,479
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.50%	SOFR+500	344	333	343
Teneo Holdings, LLC	3/13/2031	Business Services	10.09%	SOFR+475	5,486	5,431	5,493
The Bluebird Group LLC	7/27/2026	Professional Services	11.98%	SOFR+665	8,537	8,434	8,537
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.44%	SOFR+610	7,656	7,552	7,671
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	16,575	16,421	16,575
Transgo, LLC	12/29/2028	Automotive	11.34%	SOFR+600	19,158	18,891	19,158
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.74%	SOFR+640	2,182	2,181	2,182
Tyto Athene, LLC	4/1/2028	IT Services	10.95%	SOFR+565	14,670	14,585	13,643
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.76%	SOFR+665	6,840	6,749	6,792
Walker Edison Furniture Company LLC (4)	3/1/2029	Wholesale	0.00%		4,968	4,715	1,441
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)	3/1/2029	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)	3/1/2029	Wholesale			354	-	(251)
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	11.33%	SOFR+600	12,219	12,031	12,109
Wildcat Buyerco, Inc.	2/27/2027	Electronic Equipment, Instruments, and Components	11.08%	SOFR+575	16,055	15,943	16,055
Zips Car Wash, LLC	12/31/2024	Automobiles	12.69%	SOFR+735	16,777	16,748	16,152

Total First Lien Secured Debt						912,591	900,269
Equity Securities - 6.9%
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	1,395
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	1,448
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,067
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						6,467	3,910
Total Investments - 1,333.1%						919,058	904,179
Cash and Cash Equivalents - 69.4%
BlackRock Federal FD Institutional 30						47,077	47,077
Total Cash and Cash Equivalents						47,077	47,077
Total Investments and Cash Equivalents —1,536.4%						$966,135	$951,256
Liabilities in Excess of Other Assets — (1,436.4)%							(883,433)
Members' Equity—100.0%							$67,823

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
(5)
Partial non-accrual PIK securities.

Below is a listing of PSSL’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,347.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+660	2,940	$2,886	$2,925
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+626	8,798	8,723	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.24%	SOFR+600	12,852	12,535	12,338
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.04%	SOFR+550	5,001	4,971	4,913
Anteriad Holdings Inc (fka MeritDirect) March 2023	5/23/2024	Media: Advertising, Printing & Publishing	12.04%	SOFR+650	4,875	4,817	4,814
Any Hour Services	7/21/2027	Professional Services	11.59%	SOFR+585	7,510	7,348	7,360
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	11.04%	SOFR+550	2,187	2,187	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.69%	SOFR+525	11,013	10,972	10,985
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	SOFR+615	9,579	9,475	9,387
Applied Technical Services, LLC - DDTL Unfunded (3)	12/29/2026	Commercial Services & Supplies			194	-	(2)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	9,218	9,093	9,126
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	4,950	4,863	4,604
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.79%	SOFR+640	15,132	14,928	14,905
Broder Bros., Co.	12/4/2025	Consumer Products	11.50%	SOFR+626	2,349	2,349	2,349
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.67%	SOFR+525	447	418	420
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.43%	SOFR+688	13,821	13,778	13,579
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.07%	SOFR+665	4,011	4,010	4,011
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.39%	SOFR+600	9,636	9,509	9,636
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+619	6,820	6,722	6,684
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.15%	SOFR+476	5,499	5,455	5,499
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+675	9,232	9,201	8,955
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.32%	SOFR+400	6,797	6,559	6,445
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+576	3,815	3,762	3,681
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.90%	SOFR+551	2,089	2,067	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	11.24%	SOFR+585	14,712	14,511	14,712
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	2,627	2,418	2,394
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.79%	SOFR+640	14,429	14,376	14,256
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.89%	SOFR+650	10,904	10,838	10,740
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.07%	SOFR+475	5,000	4,900	4,985
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.64%	SOFR+625	8,955	8,833	8,821
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	11.00%	SOFR+550	2,219	2,200	2,171
Exigo Intermediate II, LLC	3/15/2027	Software	11.17%	SOFR+585	12,675	12,505	12,422
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,404	12,154	12,193
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	10,195	10,143	10,114
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.96%	SOFR+660	3,736	3,724	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.99%	SOFR+575	2,345	2,316	2,322
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	SOFR+560	2,250	2,217	2,194
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	4,913	4,838	4,913
HW Holdco, LLC	12/10/2024	Media	11.75%	SOFR+640	3,014	2,988	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.72%	SOFR+535	9,248	9,075	9,110
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.51%	SOFR+715	16,453	16,257	16,453
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	SOFR+685	6,090	5,979	6,090
Integrated Data Services	8/1/2029	Business Services	11.87%	SOFR+650	18,904	18,532	18,463
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.54%	SOFR+700	11,105	11,083	10,439
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+575	5,906	5,851	5,847
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.93%	SOFR+761	8,246	8,104	8,080
ITI Holdings, Inc.	3/3/2028	IT Services	11.06%	SOFR+560	3,940	3,886	3,861
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	15,509	15,487	15,509
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	SOFR+615	16,662	16,346	16,412
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+675	14,210	13,989	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.74%	SOFR+643	15,042	14,997	14,862
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.70%	SOFR+535	12,056	11,911	11,935
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.77%	SOFR+640	2,585	2,537	2,534
Loving Tan Intermediate II, Inc.	5/26/2028	Consumer Products	12.39%	SOFR+700	7,481	7,337	7,369
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,182
Lucky Bucks. LLC - OpCo DIP Loans	9/30/2025	Hotel, Gaming and Leisure	15.33%	SOFR+1000	160	158	160
MAG DS Corp	4/1/2027	Aerospace and Defense	10.99%	SOFR+550	2,097	2,007	1,986
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,006	2,845	2,228
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,782	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+565	11,588	11,476	11,472
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.17%	SOFR+585	7,859	7,758	7,749
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.32%	SOFR+600	6,380	6,271	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	SOFR+565	2,372	2,336	2,312
Mission Critical Electronics, Inc.	3/28/2024	Capital Equipment	11.29%	SOFR+515	5,769	5,763	5,740
Municipal Emergency Services, Inc.	9/28/2027	Distributors	11.04%	SOFR+565	3,430	3,380	3,355
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.93%	SOFR+525	10,711	10,572	10,497
Neptune Flood Incorporated	5/9/2029	Insurance	11.97%	SOFR+650	5,042	4,970	5,042
New Milani Group LLC	6/6/2024	Consumer Goods: Non-Durable	10.92%	SOFR+550	14,213	14,194	14,213
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.68%	SOFR+636	15,849	15,588	15,849
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	12.84%	SOFR+725	2,223	2,202	2,023
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	10,999	10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	$2,776	$2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)	3/31/2027	Wholesale			333
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,484.6%						$882,054	$863,305
Liabilities in Excess of Other Assets — (1,384.6)%							(805,155)
Members' Equity—100.0%							$58,150

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
(4)
Security currently on interest non-accrual status.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	June 30, 2024
	(Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$919,058 and $804,608, respectively)	$904,179	$785,859
Cash and cash equivalents (cost—$47,077 and $77,446, respectively)	47,077	77,446
Interest receivable	5,659	5,179
Due from affiliate	62	436
Prepaid expenses and other assets	1,825	490
Total assets	958,802	869,410
Liabilities
Credit facility payable	116,100	48,600
2032 Asset-backed debt, net (par—$246,000)	—	243,973
2035 Asset-backed debt, net (par—$246,000)	243,821	243,483
2036 Asset-backed debt, net (par—$246,000)	244,219	—
Notes payable to members	271,600	240,100
Interest payable on credit facility and asset backed debt	7,292	14,291
Payable for investments purchased	—	13,466
Interest payable on notes to members	6,958	6,488
Accrued expenses	864	859
Due to affiliate	125	—
Total liabilities	890,979	811,260
Commitments and contingencies(1)
Members' equity	67,823	58,150
Total liabilities and members' equity	$958,802	$869,410

(1) As of June 30, 2024 and September 30, 2023, PSSL had unfunded commitments to fund investments of $1.0 million and $1.1 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Investment income:
Interest	$27,614	$23,373	$80,578	$64,282
Other income	356	373	921	930
Total investment income	27,970	23,746	81,499	65,212
Expenses(1):
Interest and expense on credit facility and asset-backed debt	13,685	12,094	40,866	30,413
Interest expense on notes to members	8,646	7,986	24,962	22,159
Administration fees	602	529	1,737	1,553
General and administrative expenses	506	193	999	773
Total expenses	23,439	20,802	68,564	54,898
Net investment income	4,531	2,944	12,935	10,314
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	93	(6,510)	(5,852)
Net realized gain (loss) on extinguishment of debt	(1,622)	—	(1,622)	(10)
Net change in unrealized appreciation (depreciation) on investments	(5,034)	(4,442)	3,871	(6,308)
Net realized and unrealized gain (loss) on investments	(6,656)	(4,349)	(4,261)	(12,170)
Net increase (decrease) in members' equity resulting from operations	$(2,125)	$(1,405)	$8,674	$(1,856)
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

During the three and nine months ended June 30, 2024, we declared distributions of $0.3075 and $0.9225 per share for total distributions of $21.0 million and $57.9 million, respectively. During the three and nine months ended June 30, 2023, we declared distributions of $0.3025 and $0.8775 per share for total distributions of $15.4 million and $42.4 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended June 30, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our financial statements.

Recent Developments

On July 25, 2024, we completed the refinancing of the 2031 Asset-Backed Debt from a $301 million to $351 million debt securitization in the form of a collateralized loan obligation. We retained $85 million of the securitization in the form of Class D-R Notes and Subordinate Notes through a consolidated subsidiary.

For the period subsequent to June 30, 2024 through August 2, 2024, we invested $116.4 million in portfolio companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, our debt portfolio consisted of approximately 100.0% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(7,702)	$(0.11)
Up 1%	7,702	0.11
Up 2%	15,405	0.21
Up 3%	23,107	0.32
Up 4%	30,837	0.43

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

Item 4. Controls and Procedures

As of the period ended June 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, a material weakness was previously identified in connection with our internal control over financial reporting relating to the review of quarterly cash and investment reconciliations. Additionally, a material weakness was identified in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. We have taken steps to remediate these material weaknesses, which steps have included (i) enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively, (ii) enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively and (iii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the period ended June 30, 2024 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendment to Articles of Incorporation

On August 7, 2024, we filed an amendment to our Articles of Incorporation with the State Department of Assessments and Taxation of Maryland to increase our authorized shares of common stock, par value $0.001 per share, from 100,000,000 shares of common stock to 200,000,000 shares of common stock.

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

3.2*	Articles of Amendment to Articles of Amendment and Restatement of the Registrant.

3.3	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00891), filed on May 11, 2020).

4.1

Form of Share Certificate (Incorporated by reference to Exhibit 99(D) to the Registrant's Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-170243), filed on April 5, 2011).

10.1

Third Amended and Restated Investment Advisory Management Agreement, dated as of May 20, 2024, between PennantParkk Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit (g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-279726), filed on June 21, 2024).

10.2

Amended and Restated Administration Agreement, dated as of May 20, 2024, between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to Exhibit 2(k)(2) to the Registrant’s Registration on Form N-2 (File No. 333-279726), filed on May 24, 2024).

10.3

Equity Distribution Agreement, dated as of July 17, 2024, by and among PennantPark Floating Rate Capital Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Citizens JMP Securities, LLC, as the sales agent (Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on July 18, 2024).

10.4

Equity Distribution Agreement, dated as of July 17, 2024, by and among PennantPark Floating Rate Capital Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Raymond James & Associates, Inc., as the sales agent (Incorporated by reference to Exhibit 1.2 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on July 18, 2024).

10.5

Equity Distribution Agreement, dated as of July 17, 2024, by and among PennantPark Floating Rate Capital Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Truist Securities, Inc., as the sales agent (Incorporated by reference to Exhibit 1.3 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on July 18, 2024).

10.6

Second Supplemental Indenture, dated as of July 25, 2024, by and between PennantPark CLO I, Ltd, PennantPark CLO I, LLC and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on July 29, 2024).

10.7

Credit Agreement, dated July 25, 2024, by and among the PennantPark CLO I, Ltd, PennantPark CLO I, LLC, the various financial institutions and other persons party thereto, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on July 29, 2024).

10.8

Amended and Restated Master Loan Sale Agreement, dated July 25, 2024, by and between PennantPark Floating Rate Capital Ltd., PennantPark CLO Depositor, LLC and PennantPark CLO I, Ltd. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on July 29, 2024).

10.9

Amended and Restated Collateral Management Agreement, dated July 25, 2024, by and between PennantPark CLO I, Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on July 29, 2024).

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 7, 2024	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)