Form 10-K
period 2024-09-30
PennantPark Floating Rate Capital Ltd.
filed 2024-11-26
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2024 based on the closing price on that date of $11.38 on The New York Stock Exchange was approximately $710.2 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 83,229,896 shares of the Registrant’s common stock outstanding as of November 25, 2024.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “1940 Act” refers to the Investment Company Act of 1940, as amended; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; "2036 Asset-Backed Debt" refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the borrowing issuance of AAA(sf) Class A-1 floating rate loans, or the "Class A-1 Loans" with the 2036-Secured Notes; “2036-R Asset-Backed Debt” refers to the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant the 2036-R Indenture (i) $203 million of A-1-R Notes, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30% (collectively, the “Secured Notes”), (B) the issuance by a 2036-R Securitization Issuer of $64 million of subordinated notes pursuant to the 2036-R Indenture (the “Subordinated Notes”) and (C) the borrowing by the Securitization Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05% (the “Class B-R Loans”; 2036 Debt Securitization" refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; “2036 Indenture” refers to that certain indenture, dated as of February 22, 2024, by and 2036 Securitization Issuer and Wilmington Trust, National Association, as trustee and as collateral agent; “2036-R Indenture” refers to that certain Second Supplemental Indenture, dated July 25, 2024, by and between the Securitization Issuer, PennantPark CLO I, LLC and U.S. Bank Trust Company, National Association;“2036 Financing Subsidiary” refers to refers to PennantPark Floating Rate Funding I, LLC, a wholly-owned subsidiary of the Company; "2036 Securitization Issuer" refers to PennantPark CLO VIII, LLC; “2036-R Securitization” refers to the $351.0 million term debt securitization completed by the 2036-R Securitization Issuers; “2036-R Securitization Issuers” refer to PennantPark CLO I, Ltd., our wholly-owned and consolidated subsidiary, and PennantPark CLO I LLC, a wholly-owned subsidiary of PennantPark CLO I LLC; “BDC” refers to a business development company under the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Depositor” refers to PennantPark CLO I Depositor, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, an unconsolidated limited partnership; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “Prior Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated, with Truist Bank (formerly SunTrust Bank) and other lenders, originally entered into on June 23, 2011 and terminated on August 12, 2021; “RIC” refers to a regulated investment company under the Code; “SBCAA” refers to the Small Business Credit Availability Act; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Taxable Subsidiary”1 refers, collectively, to our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

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

•
the impact of alternative reference rates on our business and certain investments;

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

•
the use of leverage to fund our investments, including the indebtedness resulting from the Credit Facility, 2026 Notes, 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2036 Asset-Backed Debt, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

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

•
our interests in connection with the debt securitizations and the offering of the 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2036 Asset-Backed Debt by the securitization issuers;

•
changes to political, economic or industry conditions or conditions affecting the financial and capital markets, could cause volatility or prolonged disruption of the capital markets and impact the value of our assets;

•
our cash balances at financial institutions that exceed federally insured limits and the impact of adverse developments affecting the financial services industry;

•
the impact of economic sanction laws in the United States and other jurisdictions which may prohibit us and our affiliates from transacting with certain countries, individuals and companies;

•
potential litigation, whether initiated by shareholders or other parties, and, with respect to the holders of our 2026 Notes, the ability to enforce civil judgments against us and our directors, officers and experts; and

•
the impact of global climate change on the operations of our portfolio companies.

•
we have in the past, and may in the future, identify material weaknesses in our internal controls over financial reporting, or otherwise fail to maintain effective internal controls over financial reporting, which may result in future financial statements containing errors that will be undetected and could impact the operations of our business including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

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

We execute our investment strategy directly and through our wholly owned subsidiaries, our unconsolidated joint venture and unconsolidated limited partnership. The term "subsidiary" means entities that primarily engage in investments activities in securities or other assets that are wholly owned by us. The Company does not intend to create or acquire primary control of an entity which primarily engages in investment activities of securities or other assets other than entities wholly owned by the Company. We comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Investment Adviser, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $22.4 billion in 704 companies with more than 200 different financial sponsors through its managed funds, which includes investments by the Company totaling $6.3 billion in 512 companies.

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

Leverage

As of September 30, 2024, we maintained a $636.0 million Credit Facility, which matures in August 2029, with the Lenders. The Credit Facility currently bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period ends in August 2027, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points. The Credit Facility is secured by all of the assets held by Funding I, under which we had $443.9 million outstanding as of September 30, 2024. The Credit Facility had a weighted average interest rate of 7.5%, exclusive of the fee on undrawn commitments as of September 30, 2024. The Credit Facility had a weighted average interest rate of 7.7%, exclusive of the fee on undrawn commitments as of September 30, 2023. As of September 30, 2024 and 2023, we had $192.1 million and $376.6 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 140% and 170% of our net assets, or approximately 60% to 65% of our managed assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing.

In November 2017, we issued $138.6 million aggregate principal amount of our 2023 Notes that matured on December 15, 2023. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee, in November 2017. In connection with this offering, we dual listed our common stock on the TASE. On February 7, 2024, the Company filed a notice with the Israel Securities Authority and the Tel Aviv Stock Exchange Ltd (the "TASE")

voluntarily requesting to delist the Company's common stock from trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the delisting of the Company's common stock form the TASE took effect on May 8, 2024.

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

In March 2021, and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. As of September 30, 2024 and 2023, we had $185.0 million and $185.0 million in aggregate principal amount of 2026 Notes outstanding, respectively. The 2026 Notes were issued pursuant to the base Indenture, dated March 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC (the “Trustee”), as supplemented by the First Supplemental Indenture, dated March 23, 2021, between the Company and the Trustee. The 2026 Notes are due on April 1, 2026 and may be redeemed in whole or in part at the Company’s option. The 2026 Notes bear interest at a rate of 4.25% per year payable semi-annually on April 1 and October 1 of each year. The 2026 Notes are the Company’s direct unsecured obligations and rank pari passu in right of payment with the Company’s current and future unsecured unsubordinated indebtedness, senior to any of the Company’s future indebtedness that expressly states it is subordinated in right of payment to the 2026 Notes, effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured, but to which the Company subsequently grant security) to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. As of both September 30, 2024 and 2023, the Company had zero and $228.0 million of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of zero and 7.1%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. As of September 30, 2024, the Company had $266.0 million of 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 7.2%. As of September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.8 million.

In February 2024, the 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. The 2036 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”) plus 2.30%, (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans (the “Class A-1 Loans” and together with the Secured Notes and Subordinated Notes, the “Debt”), which bear interest at three-month SOFR plus 2.30%, under a credit agreement (the “Credit Agreement”), dated as of the Closing Date, by and among the Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The annualized interest on the 2036 Asset-Backed Debt will be paid, to the extent of funds available. The Debt is scheduled to mature on April 18, 2036. The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 8.1%. As of September 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $2.9 million.

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of September 30, 2024, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2024 and 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 174% and 230%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2024 (1)	Portfolio Company	2023 (1)
By Light Professional IT Services, LLC	4%	NORA Acquisition, LLC	5%
Marketplace Events LLC	3	By Light Professional IT Services, LLC	5
Loving Tan Intermediate II, Inc.	3	Marketplace Events LLC	4
C5MI Holdco, LLC	3	Lightspeed Buyer Inc.	3
RTIC Parent Holdings, LLC	3	Loving Tan Intermediate II, Inc.	3
NFS - CFP Holdings LLC	2	Ox Two, LLC	3
ARGANO, LLC	2	Lash Opco, LLC	3
Big Top Holdings, LLC	2	Apex Service Partners, LLC	3
Aeronix, Inc.	2	Kinetic Purchaser, LLC	2
Carnegie Dartlet, LLC	2	System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	2

Industry	2024 (1)	Industry	2023 (1)
Professional Services	8%	Media	9%
Aerospace and Defense	7	Healthcare Providers and Services	9
Healthcare Providers and Services	6	Personal Products	8
IT Services	6	Professional Services	7
Personal Products	6	Aerospace and Defense	6
Diversified Consumer Services	5	Media: Diversified and Production	6
Healthcare Technology	5	High Tech Industries	5
Media	5	Healthcare Technology	4
Leisure Products	4	Commercial Services & Supplies	4
Construction & Engineering	4	IT Services	4

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2024, 2023, and 2022, the Company recorded earned a base management expense of $14.9 million, $11.4 million and $11.9 million, respectively.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2024, 2023, and 2022, the Investment Adviser earned $18.1 million, $16.9 million and $11.6 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2024, 2023, and 2022, we accrued an incentive fee on capital gains of zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2024, 2023, and 2022 was zero, respectively.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2024. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through May 2025. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2024, 2023 and 2022, we recorded administrative expenses of approximately $2.2 million, $1.0 million and $0.6 million, respectively.

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

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through May 2025. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2024 and 2023, PSSL had total assets of $988.1 million and $869.4 million, respectively. PSSL’s portfolio consisted of investments in 109 portfolio companies as of September 30, 2024. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million.

We provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2024 and 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of September 30, 2024 and 2023, our investment made in PSSL consisted of first lien secured debt of $237.7 million (zero unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $101.9 million (zero unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and a code of conduct that establish procedures for personal immaterial investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov.

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

Item 1A. Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, or any securities we may issue, may decline, and an investor may lose all or part of an investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are subject to various covenants under Funding I’s Credit Facility which, if not complied with, could result in reduced availability and/or mandatory prepayments under Funding I’s Credit Facility, our 2026 Notes, our 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, and our 2036 Asset-Backed Debt.

In addition to the asset coverage ratio requirements, the Credit Facility contains various covenants applicable to Funding I, which restricts our ability to borrow funds, and, the indenture governing our 2026 Notes, the indentures governing our 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, the indenture governing our 2036 Asset-Backed Debt contain various covenants which, if not complied with, could accelerate repayment of the 2026 Notes, the 2031 Asset-Backed Debt, the 2036-R Asset-Backed Debt, and the 2036 Asset-Backed Debt, respectively. For example, the Credit Facility’s income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall. This could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•
A requirement to retain our status as a RIC;
•
A requirement to maintain a minimum amount of stockholders’ equity; and
•
A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity in Funding I or to result in the ability of the trustee and our note holders to accelerate amounts due under the indenture governing our 2026 Notes or the indenture governing our 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt or 2036 Asset-Backed Debt. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies, material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We have identified material weaknesses in our internal controls over financial reporting in the past and may identify other material weaknesses or significant deficiencies in the future. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

•
Senior Securities. As a result of issuing senior securities, including our 2026 Notes, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.
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

Our current debt is governed by the terms of the Credit Facility, the indenture governing our 2026 Notes, the indenture governing the 2031 Asset-Backed Debt, the indenture governing the 2036-R Asset-Backed Debt, and the indenture governing the 2036 Asset-Backed Debt, and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to the Credit Facility, 2026 Notes, the 2031 Asset-Backed Debt, the 2036-R Asset-Backed Debt, and the 2036 Asset-Backed Debt and expect in the future to borrow additional amounts under the Credit Facility or otherwise, subject to market availability, and, may increase the size of the Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with the Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to the Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2024 and 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 174% and 230%, respectively. Since our leverage was 135% and 76% of our net assets as of September 30, 2024 and 2023, respectively, we would have to receive an annual return of at least 4.0% and 2.4%, respectively, to cover annual interest payments.

As of September 30, 2024, we had outstanding borrowings of $443.9 million under the Credit Facility, zero outstanding under our 2023 Notes, $185.0 million under our 2026 Notes, $266.0 million outstanding under the 2036-R Asset-Backed Debt, and $287.0 million outstanding under the 2036 Asset-Backed Debt. Our consolidated debt outstanding was $1,181.9 million and had a weighted average annual interest rate at the time of 7.0%, exclusive of the fees on the undrawn commitment on the Credit Facility. This example is for illustrative purposes only, and actual interest rates on the Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2024 of 55.8% of total assets (including such borrowed funds), at the current interest rate at the time of 7.0%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	0%	5.0%	10.0%
Corresponding return to common stockholders (2)	(33.5)%	(21.5)%	(9.5)%	2.5%	14.6%

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

As a result of any issuance of debt securities and borrowings under the Credit Facility, the 2026 Notes, the 2036-R Asset-Backed Debt and the 2036 Asset-Backed Debt, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

Our Credit Facility expires in August 2029. We utilize proceeds from the Credit Facility to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under the Credit Facility. This means that we will have to extend the maturity of the Credit Facility or refinance our indebtedness under the Credit Facility in order to avoid selling investments at maturity of the Credit Facility, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance the Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under the Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

In order to raise additional capital, we may issue debt or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on the New York Stock Exchange, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The New York Stock Exchange at $11.57 and $10.66 on September 30, 2024 and 2023, respectively. Our NAV per share was $11.31 and $11.13 as of the same dates, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

The 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of September 30, 2024, we had $443.9 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2026 Notes to the extent of the value of such assets.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of PennantPark Floating Rate Capital Ltd. and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the Credit Facility is held through Funding I, and our secured indebtedness with respect to the 2036 Asset-Backed Debt and 2036-R Asset-Backed Debt, (collectively, the "Asset-Backed Debt") is held through the 2036 Securitization Issuer and the 2036-R Securitization Issuers, respectively. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes.

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

Upon the occurrence of a Change of Control Repurchase Event, as defined in the indenture governing the 2026 Notes, subject to certain conditions, we will be required to offer to repurchase all outstanding 2026 Notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of 2026 Notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of the 2026 Notes tendered. Before making any such repurchase of the 2026 Notes, we may have to comply with certain requirements under our then existing financing arrangements, such as the Credit Facility. Our future debt instruments may also contain similar restrictions and provisions. If the holders of the 2026 Notes exercise their right to require us to repurchase the 2026 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the 2026 Notes or our other debt.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facility, the Asset-Backed Debt or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders or holders under the Credit Facility, the Asset-Backed Debt or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders or holders under the agreements relating to the Credit Facility, the Asset-Backed Debt or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility, the Asset-Backed Debt or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders or holders having secured obligations, including the lenders or holders under the Credit Facility and the Asset-Backed Debt, could proceed against the collateral securing such debt. Because the Credit Facility and the Asset-Backed Debt have, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

RISKS RELATING TO OUR DEBT SECURITIZATION

We are subject to certain risks as a result of our interests in connection with the 2036-R Securitization and the 2036 Securitization and our equity interests in the 2036-R Securitization Issuers and the 2036 Securitization Issuer.

On July 25, 2024, PennantPark CLO I, Ltd (the “2036-R Securitization Issuer”), a wholly-owned and consolidated subsidiary of the Company, and PennantPark CLO I LLC, a wholly-owned subsidiary of the Issuer (the “2036-R Co-Securitization Issuer” and, together with the 2036-R Securitization Issuer, the “2036-R Securitization Issuers”), closed the refinancing and upsize of a four-year reinvestment period, twelve-year final maturity $351.0 million debt securitization in the form of a collateralized loan obligation (the “2036-R Securitization”). The 2036-R Securitization was executed through the issuance and incurrence, as applicable, of the 2036-R Asset-Backed Debt. As part of the 2036-R Securitization, we sold and/or contributed to the 2036-R Securitization Issuer approximately $277 million par amount of middle market loans, which loans constituted part of the initial portfolio of assets securing the 2036-R Asset-Backed Debt (other than the $64 million of subordinated notes issued by the 2036-R Securitization Issuer pursuant to the 2036-R Indenture).

As a result of the 2036-R Securitization, we hold, indirectly through CLO I Depositor, LLC, our wholly-owned subsidiary (the “R-Depositor”), 100% of the equity interests in the 2036-R Securitization Issuers. As a result, we consolidate the financial statements of the 2036-R Securitization Issuers, as well as our other subsidiaries, in our consolidated financial statements. Because each of the 2036-R Securitization Issuers is disregarded as an entity separate from its owners for U.S. federal income tax purposes, the sale or contribution by us to the 2036-R Securitization Issuers, as applicable, did not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

On February 22, 2024, we completed the 2036 Securitization, which was executed through the issuance and incurrence, as applicable, of the 2036 Asset-Backed Debt. by, our consolidated subsidiary, PennantPark CLO VIII, LLC, a Delaware limited liability company (the “2036 Securitization Issuer”). As part of the 2036 Securitization, we sold and/or 2036 contributed via the Financing Subsidiary to the 2036 Securitization Issuer approximately $265.03 million par amount of middle market loans, which loans constituted part of the initial portfolio of assets securing the 2036 Asset-Backed Debt (other than the $63.55 million of subordinated notes issued pursuant to the 2036 Indenture).

As a result of the 2036 Securitization, we hold, indirectly through the 2036 Financing Subsidiary, 100% of the equity interests in the 2036 Securitization Issuer. As a result, we consolidate the financial statements of the 2036 Financing Subsidiary and the 2036 Securitization Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because each of the 2036 Financing Subsidiary and the 2036 Securitization Issuer is disregarded as an entity separate from its owners for U.S. federal income tax purposes, the sale or contribution by us to the 2036 Financing Subsidiary, and by the 2036 Financing Subsidiary to the 2036-R Securitization Issuer, as applicable, did not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the 2036-R Securitization or the 2036 Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the 2036-R Securitization or the 2036 Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We may not receive cash distributions in respect of our indirect ownership interests in the 2036 Securitization Issuer or the 2036-R Securitization Issuers.

Apart from fees payable to us in connection with our role as servicer of the Securitization Loans and the reimbursement of related amounts under the documents governing the 2036 Securitization and the 2036-R Securitization, we receive cash in connection with the 2036-R Securitization and the 2036 Securitization only to the extent that the Depositor receives payments in respect of its equity interests in the Securitization Issuers. The respective holders of the equity interests in the 2036 Securitization Issuer and the 2036-R Securitization Issuers are the residual claimants on distributions, if any, made by the 2036 Securitization Issuer or the 2036-R Securitization Issuers, as applicable, after the holders of the 2036 Asset-Backed Debt (the “2036 Securitization Debtholders”), and the holders of the 2036-R Asset-Backed Debt (the “2036-R Securitization Debtholders”), as applicable, and other claimants have been paid in full on each payment date or upon maturity of the 2036 Asset-Backed Debt or 2036-R Asset-Backed Debt, as applicable, subject to the priority of payments under the documents governing the 2036 Securitization and the 2036-R Securitization, as applicable. To the extent that the value of the 2036 Securitization Issuer’s and the 2036-R Securitization Issuer’s portfolio of loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the loans, or for any other reason, the ability of the 2036 Securitization Issuer or the 2036-R Securitization Issuers to make cash distributions in respect of the 2036 Financing Subsidiary’s or the R-Depositor's equity interests, as applicable, would be negatively affected and consequently, the value of the equity interests in the 2036 Securitization Issuer or the 2036-R Securitization Issuers, as applicable, would also be reduced. In the event that we fail to receive cash indirectly from the 2036 Securitization Issuer or the 2036-R Securitization Issuers, we could be unable to make distributions, if at all, in amounts sufficient to maintain our ability to be subject to tax as a RIC.

The interests of the 2036 Securitization Debtholders and the 2036-R Securitization Debtholders may not be aligned with our interests.

The 2036 Asset-Backed Debt and the 2036-R Asset-Backed Debt constitute debt obligations ranking senior in right of payment to the rights of the holders of the equity interests in the 2036 Securitization Issuer and the 2036-R Securitization Issuers, as residual claimants in respect of distributions, if any, made by the 2036 Securitization Issuer and the 2036-R Securitization Issuers. As such, there are circumstances in which the interests of the 2036 Securitization Debtholders and the 2036-R Securitization Debtholders may not be aligned with the interests of holders of the equity interests in the 2036 Securitization Issuer or the 2036-R Securitization Issuers, as applicable. For example, under the terms of the documents governing the 2036 Securitization and the 2036-R Securitization, the 2036 Securitization Debtholders and the 2036-R Securitization Debtholders, as applicable, have the right to receive payments of principal and interest prior to holders of the equity interests.

For as long as the 2036 Asset-Backed Debt or the 2036-R Asset-Backed Debt remain outstanding, the respective 2036 Securitization Debtholders and 2036-R Securitization Debtholders, as applicable, have the right to act in certain circumstances with respect to the applicable securitization loans in ways that may benefit their interests but not the interests of the respective holders of the equity interests in the 2036 Securitization Issuer or the 2036-R Securitization Issuers, as applicable, including by exercising remedies under the documents governing the 2036 Securitization or the 2036-R Securitization.

If an event of default occurs, the 2036 Securitization Debtholders or the 2036-R Securitization Debtholders, as applicable, will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2036 Securitization and the 2036-R Securitization, as applicable. For example, upon the occurrence of an event of default with respect to the 2036 Asset-Backed Debt or the 2036-R Asset-Backed Debt, as applicable, the applicable trustee may and will at the direction of the holders of a majority of the applicable 2036 Asset-Backed Debt or the 2036-R Asset-Backed Debt, as applicable, declare the principal, together with any accrued interest, of the debt to be immediately due and payable. This would have the effect of accelerating the principal on such debt, triggering a repayment obligation on the part of the 2036 Securitization Issuer or the 2036-R Securitization Issuers, as applicable. The 2036 Asset-Backed Debt or the 2036-R Asset-Backed Debt then outstanding will be paid in full before any further payment or distribution on the equity interest is made. There can be no assurance that there will be sufficient funds through collections on the applicable securitization loans or through the proceeds of the sale of the applicable securitization loans in the event of a bankruptcy or insolvency to repay in full the obligations under the 2036 Asset-Backed Debt or the 2036-R Asset-Backed Debt, or to make any distribution to holders of the equity interests in the 2036 Securitization Issuer or the 2036-R Securitization Issuers.

Remedies pursued by the 2036 Securitization Debtholders or the 2036-R Securitization Debtholders could be adverse to our interests as the indirect holder of the equity interests in the 2036 Securitization Issuer and the 2036-R Securitization Issuers, as applicable. The 2036 Securitization Debtholders and the 2036-R Securitization Debtholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the 2036 Securitization Debtholders or the 2036-R Securitization Debtholders will be consistent with our best interests, or that we will receive, indirectly through the 2036 Financing Subsidiary or the R-Depositor, any payments or distributions upon an acceleration of the 2036 Asset-Backed Debt or the 2036-R Asset-Backed Debt, as applicable. Any failure of the 2036 Securitization Issuer to make distributions in respect of the equity interests that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the 2036 Asset-Backed Debt or the 2036-R Asset-Backed Debt, as applicable, or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We have certain repurchase obligations with respect to the securitization loans transferred in connection with the 2036 Securitization and the 2036-R Securitization.

As part of each of the 2036 Securitization and the 2036-R Securitization, we entered into master loan agreements under which we would be required to repurchase any of the securitization loans (or participation interest therein) which were sold to the 2036 Securitization Issuer or the 2036-R Securitization Issuers, as applicable, in breach of certain customary representations and warranties made by us, the 2036 Financing Subsidiary or the R-Depositor with respect to such securitization loans or the legal structure of the 2036 Securitization or the 2036-R Securitization, as applicable. To the extent that there is a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the applicable securitization trustee may, on behalf of the 2036 Securitization Issuer or the 2036-R Securitization Issuers, as applicable, bring an action against us to enforce these repurchase obligations.

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

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of certain financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company's business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The Adviser's cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser's risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company's Chief Compliance Officer ("CCO") regarding the overall state of the Adviser's cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Financial Officer (“CFO”) and CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on Information Technology staff of, and consultants to, the Adviser to manage the assessment and management of material risks from cybersecurity threats. The CFO has been responsible for his oversight function as CFO to the Company for two years and has worked in the financial services industry for more than 30 years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The CCO has been responsible for oversight functions for the Company for two years, serving as CCO since May 2023 and has worked in the financial services industry for more than 27 years, during which time the CCO has gained expertise in assessing and managing risks applicable to the Company.

Management of the Company, including the CCO, is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company's business strategy, operational results, and financial condition are regularly evaluated. During the reporting period the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

As of September 30, 2024, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Global Stock Market effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for each full quarterly period within the fiscal years ended September 30, 2024 and 2023.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices		of High Sale	of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2024
Fourth quarter	$11.31	$11.94	$10.49	6%	(7)%	$0.308
Third quarter	11.34	11.61	11.09	2	(2)	0.308
Second quarter	11.40	12.61	11.09	11	(3)	0.308
First quarter	11.20	12.24	9.71	9	(13)	0.308
Year Ended September 30, 2023
Fourth quarter	$11.13	$11.39	$10.32	2%	(7)%	$0.308
Third quarter	10.96	11.06	10.37	1	(5)	0.303
Second quarter	11.15	12.20	9.98	9	(10)	0.290
First quarter	11.30	11.56	9.77	2	(14)	0.285

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the New York Stock Exchange at $11.57 and $10.66 on September 30, 2024 and 2023, respectively. Our NAV per share was $11.31 and $11.13 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2024, we had 32 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2024.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2024.

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

In January 2025, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, for our fiscal and taxable years ended September 30, 2024 and 2023 from ordinary income (including short-term gains), if any, totaled $80.6 million, or $1.23 per share , and $60.5 million, or $1.19 per share, respectively, based on the weighted average shares outstanding for the respective periods. Additionally, for both years ended September 30, 2024 and 2023, we did not pay any distributions from long-term capital gains.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index (the "S&P Index") and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2019, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

PFLT
S&P 500
Russell 2000
$220
$190
$160
$130
$100
$70
$40
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is being provided to update, as of September 30, 2024, certain information in our registration statement on Form N-2 (File No. 333-279726), most recently declared effective by the SEC on July 17, 2024. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Total stockholder expenses (as a percentage of offering price)	—%
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(3)
Management fees	2.00%	(4)
Incentive fees	2.44%	(5)
Interest on borrowed funds	9.12%	(6)
Acquired fund fees and expenses	11.75%	(7)
Other expenses	1.04%	(8)
Total estimated annual expenses	26.35%	(9)

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

(3)
Net assets attributable to common shares equals average net assets for the fiscal year ended September 30, 2024.
(4)
The contractual management fee is calculated at an annual rate of 1.00% of our average adjusted gross assets on September 30, 2024.
(5)
The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2024. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2024. For more detailed information about the incentive fee, please see “Item 1. Business—Investment Management Agreement” and “Item 1. Business—Investment Advisory Fees”.
(6)
As of September 30, 2024, we had $443.9 million in borrowings outstanding under the Credit Facility, $185.0 million outstanding under of 2026 Notes, $266.0 million outstanding under the 2036-R Asset-Backed Debt and $287.0 million outstanding under the 2036 Asset-Backed Debt. We may use proceeds of an offering of securities under any applicable registration statement to repay outstanding obligations under the Credit Facility. After completing any such offering, we may continue to borrow under the Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense, amendment costs incurred on the Credit Facility, and debt issuance costs, if any, for the fiscal year ended September 30, 2024 and we caution you that our actual interest expense in the future will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the amount provided in this table.
(7)
Our stockholders indirectly bear 87.5% of the expenses of our investment in PSSL. No management fee is charged by PennantPark Investment Advisers in connection with PSSL. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSSL fees and operating expenses are based on our share of the actual fees and operating expenses of PSSL for the fiscal year ended September 30, 2024. Expenses for PSSL may fluctuate over time and may be substantially higher or lower in the future.
Our stockholders indirectly bear 23.08% of the expenses of our investment in PTSF. A management fee equal to 0.50% per annum of the gross assets of PTSF and its subsidiaries is charged by PennantPark Investment Advisers in connection with PTSF, and the entity is subject to an incentive fee of 20% of residual income proceeds after the internal rate of return on the equity has reached at least 12%. For this chart, PTSF fees and operating expenses are based on our share of the actual fees and operating expenses of PTSF for the fiscal year ended September 30, 2024. Expenses for PSSL may fluctuate over time and may be substantially higher or lower in the future.
(8)
“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement. Such expenses are based on estimated amounts for the current fiscal year.
(9)
“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of average net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 12.36% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.0% sales load (underwriting discounts and commissions) and offering expenses totaling 0.50%, (2) total net estimated annual expenses of 23.91% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$244	$551	$752	$1,004
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$251	$564	$764	$1,004

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

We believe that floating rate loans to U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. Our investments are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans”, “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. However, when compared to junk bonds and other non-investment grade debt, senior secured floating rate loans typically have more robust capital-preserving qualities, such as historically lower default rates than junk bonds, represent the senior source of capital in a borrower’s capital structure and often have certain of the borrower’s assets pledged as collateral. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

At-the-Market Offering

On August 20, 2021, we entered into equity distribution agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $75 million under an at-the-market offering. The equity distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the equity distribution agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the equity distribution agreements and entered into new equity distribution agreements with Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Prior Equity Distribution Agreements"), as sales agents (each,as "Sales Agent," and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an ATM program. On August 11, 2023, we amended the Prior Equity Distribution Agreements with each of the Sales Agents (together, the “Amended and Restated Equity Distribution Agreements”) to increase the aggregate offering price to up to $250 million. On July 17, 2024 we terminated the existing equity distribution agreements and entered into new equity distribution agreements with the Sales Agents (together, the "Equity Distribution Agreements") in connection with the sale of our shares of common stock with an aggregate offering price of up to $500 million under an ATM Program ("ATM Program"). The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2024, our portfolio totaled $1,983.5 million and consisted of $1,746.7 million of first lien secured debt (including $237.7 million in PSSL), $2.7 million of second lien secured debt and subordinated debt and $234.1 million of preferred and common equity (including $56.5 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 0.4% and 0.2% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $11.4 million. Our overall portfolio consisted of 158 companies with an average investment size of $12.6 million, had a weighted average yield on debt investments of 11.5%, and was invested 88% in first lien secured debt (including 12% in PSSL), less than 1% in second lien secured debt and subordinated debt and 12% in preferred and common equity (including 3% in PSSL). As of September 30, 2024, over 99% of the investments held by PSSL were first lien secured debt.

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

For the year ended September 30, 2024, we invested $1,407.5 million in 43 new and 91 existing portfolio companies with a weighted average yield on debt investments of 11.4%. Sales and repayments of investments for the same period totaled $514.1 million.

For the year ended September 30, 2023, we invested $324.5 million in 16 new and 71 existing portfolio companies with a weighted average yield on debt investments of 12.1%. Sales and repayments of investments for the same period totaled $399.1 million.

PennantPark Senior Secured Loan Fund I LLC

As of September 30, 2024, PSSL’s portfolio totaled $913.3 million, consisted of 109 companies with an average investment size of $8.4 million and had a weighted average yield on debt investments of 11.4%. As of September 30, 2023, PSSL’s portfolio totaled $785.9 million, consisted of 105 companies with an average investment size of $7.5 million and had a weighted average yield on debt investments of 12.1%.

For the year ended September 30, 2024, PSSL invested $286.2 million (of which $253.6 million was purchased from the Company) in 24 new and 36 existing portfolio companies with a weighted average yield on debt investments of 11.7%. PSSL’s sales and repayments of investments for the same period totaled $160.1 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt and the Credit Facility are classified as Level 3. Our 2023 Notes and 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt, our 2036-R Asset-Backed Debt, our 2036 Asset-Backed Debt and the Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $6.5 million and zero relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2024 and 2023, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, the 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt and the 2036 Asset-Backed Debt.

For the years September 30, 2024 and 2023, the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized (appreciation) depreciation of approximately zero and $(2.3) million, respectively. As of September 30, 2024 and 2023, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled approximately zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility and 2023 Notes in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the years ended September 30, 2024, 2023 and 2022, we recorded a provision for taxes on net investment income of $1.1 million, $1.0 million, and $0.4 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the years ended September 30, 2024, 2023 and 2022, the Company recognized a provision for taxes of $(0.1) million, $(2.8) million and $4.6 million, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of September 30, 2024 and 2023, $1.7 million and $1.8 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of September 30, 2024 and 2023, of $0.1 million and $0.3 million, respectively, the Company recognized a provision for taxes on realized gain on investments held by the Taxable Subsidiary.

During the year ended September 30, 2024, 2023 and 2022 the Company paid zero, zero, and $1.2 million, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of zero as of September 30, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2024 and 2023. For information regarding results of operations for the year ended September 30, 2022, see the Company's Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on December 8, 2023.

Investment Income

Investment income for the year ended September 30, 2024 was $186.4 million and was attributable to $164.3 million from first lien secured debt and $22.1 million from other investments. The increase in investment income compared to the same periods in the prior year was primarily due to an increase in the size of the debt portfolio.

Investment income for the year ended September 30, 2023 was $139.3 million and was attributable to $120.0 million from first lien secured debt and $19.3 million from other investments.

Expenses

Expenses for the year ended September 30, 2024 totaled $108.6 million base management fee totaled $14.9 million, incentive fee totaled $18.1 million, debt related interest and expenses totaled $67.9 million, general and administrative expenses totaled $6.7 million and provision for taxes totaled $1.1 million. The increase in expenses compared to the prior year was primarily due to an increase in debt related interest and expenses and incentive fees.

Expenses for the year ended September 30, 2023 totaled $71.8 million. Base management fee totaled $11.4 million, incentive fee totaled $16.9 million, debt related interest and expenses totaled $38.2 million, general and administrative expenses totaled $4.4 million and provision for taxes totaled $1.0 million.

Net Investment Income

Net investment income totaled $77.7 million, or $1.18 per share, and $67.5 million, or $1.33 per share, for the years ended September 30, 2024 and 2023, respectively. The increase in net investment income compared to the prior year was primarily due to an increase in the size of our debt portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2024 and 2023 totaled $514.1 million and $399.1 million, respectively. Net realized gain (losses) on investments totaled $0.2 million and $(15.9) million for the same periods, respectively. The change in realized gains (losses) was primarily due to changes in market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under “Forward-Looking Statements”.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the years ended September 30, 2024 and 2023, we reported net change in unrealized appreciation (depreciation) on investments of $14.3 million and ($12.6) million, respectively. As of September 30, 2024 and 2023, our net unrealized appreciation (depreciation) on investments totaled $(11.4) million and $(25.7) million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2024 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under the “Forward-Looking Statements" section above.

For the year ended September 30, 2024 and 2023, the Credit Facility or Prior Credit Facility, as applicable, and the 2023 Notes had a net change in unrealized (appreciation) depreciation of less than $(0.1) million and $(2.3) million and, respectively. As of September 30, 2024 and 2023, our net unrealized (appreciation) depreciation on the Credit Facility and the 2023 Notes totaled zero and zero, respectively. The net change in unrealized depreciation for the year ended September 30, 2024 compared to the prior year was primarily due to changes in the capital markets, with the economic instability negatively affecting the value, as further discussed above under “Forward-Looking Statements”.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $91.8 million, or $1.40 per share, and $39.3 million, or $0.77 per share, for the years ended September 30, 2024 and 2023, respectively. The increase in net assets from operations for the year ended September 30, 2024 compared to the prior year was primarily due to less depreciation of the portfolio primarily driven by changes in market conditions of our investments along with the change in size and cost yield of our debt portfolio and costs of financing, as discussed above under “Forward-Looking Statements” as well as higher investment income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. For information regarding liquidity and capital resources for the year ended September 30, 2022, see the Company's Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on December 8, 2023.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2024 and 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 174% and 230%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2024 and 2023, inclusive of the fee on the undrawn commitment on the Credit Facility or Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 8.5% and 6.2%, respectively. As of September 30, 2024 and 2023, we had $192.1 million and $376.6 million of unused borrowing capacity under the Credit Facility, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders upsized during the year increasing the facility to $636.0 million as of September 30, 2024, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2029 and a revolving period that ends in August 2027. As of September 30, 2024 and 2023, Funding I had $443.9 million and $9.4 million of outstanding borrowings under the Credit Facility or the Prior Credit Facility, as applicable, respectively. The Credit Facility had a weighted average interest rate of 7.5% and 7.7%, exclusive of the fee on undrawn commitments, as of September 30, 2024 and 2023, respectively.

During the revolving period, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2029. The Credit Facility is secured by all of the assets of Funding I. Both PennantPark Floating Rate Capital Ltd. and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2024, we were in compliance with the covenants relating to the Credit Facility.

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

In November 2017, we issued $138.6 million aggregate principal amount of our 2023 Notes that matured on December 15, 2023. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee, in November 2017. In connection with this offering, we have dual listed our common stock on the TASE. On February 7, 2024, the Company filed a notice with the Israel Securities Authority and the TASE voluntarily requesting to delist the Company's common stock from trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the delisting of the Company's common stock from the TASE took effect on May 8, 2024.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of September 30, 2024 and 2023, the Company had zero and $228.0 million, respectively, of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of zero and 7.1%, respectively.

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. As of September 30, 2024, the Company had $266.0 million of 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 7.2%. As of September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.8 million.

In February 2024, the 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. The 2036 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”) plus 2.30%, (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans (the “Class A-1 Loans” and together with the Secured Notes and Subordinated Notes, the “Debt”), which bear interest at three-month SOFR plus 2.30%, under a credit agreement (the “Credit Agreement”), dated as of the Closing Date, by and among the Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The annualized interest on the 2036 Asset-Backed Debt will be paid, to the extent of funds available. The Debt is scheduled to mature on April 18, 2036.

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 8.1%. As of September 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $2.9 million.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On August 20, 2021, we entered into equity distribution agreements with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $75 million under an at-the-market offering. The equity distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the equity distribution agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the equity distribution agreements and entered into new equity distribution agreements with Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (together, the "Prior Equity Distribution Agreements"), as sales agents (each, as "Sales Agent," and together, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an ATM program. On August 11, 2023, we amended the Prior Equity Distribution Agreements with each of the Sales Agents (together, the “Amended and Restated Equity Distribution Agreements”) to increase the aggregate offering price to up to $250 million. On July 17, 2024 we terminated the existing equity distribution agreements and entered into new equity distribution agreements with the Sales Agents (together, the "Equity Distribution Agreements") in connection with the sale of our shares of common stock with an aggregate offering price of up to $500 million under an ATM Program ("ATM Program"). The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the years ended September 30, 2024, and 2023 we issued 18,845,194 and 9,089,064 shares of our Common Stock, respectively, under ATM Programs at an average price of $11.35 and $11.03 per share, respectively, raising $213.3 million and $100.2 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $0.8 million and $0.5 million, respectively, of deferred offering costs incurred related to establishing the ATM Programs. As of September 30, 2024, and 2023, we had $437.3 million and $154.1 million available under the ATM Programs.

Since inception of the ATM Programs through September 30, 2024, we issued 27,848,081 shares of our Common Stock under the ATM Programs at a weighted-average price of $11.22, raising $312.5 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $1.2 million of legal and other offering costs associated with establishing the ATM Programs.

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

As of September 30, 2024 and 2023, we had cash equivalents of $112.1 million and $100.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $801.4 million for the year ended September 30, 2024, and our financing activities provided cash of $812.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from proceeds from ATM program, borrowing under our Credit Facility and issuances of asset-backed debt.

Our operating activities provided cash of $140.6 million for the year ended September 30, 2023, and our financing activities used cash of $91.5 million for the same period. Our operating activities provided cash primarily from for our investment activities and our financing activities used cash primarily from paying down the Credit Facility and paying distributions to stockholders offset by offering proceeds.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2024, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Average Market Value Per Unit (3)
Credit Facility
Fiscal 2024	$443,855	$1,742	N/A
Fiscal 2023	9,400	2,304	N/A
Fiscal 2022	168,830	1,784	N/A
Fiscal 2021	219,400	1,746	N/A
Fiscal 2020	308,599	1,677	N/A
Fiscal 2019	265,308	1,786	N/A
Fiscal 2018	333,728	2,122	N/A
Fiscal 2017	253,783	2,780	N/A
Fiscal 2016	232,908	2,601	N/A
Fiscal 2015	29,600	13,598	N/A
2023 Notes
Fiscal 2024	$—	$—	N/A
Fiscal 2023	76,219	2,304	N/A
Fiscal 2022	97,006	1,784	N/A
Fiscal 2021	117,793	1,746	N/A
Fiscal 2020	138,580	1,677	N/A
Fiscal 2019	138,580	1,786	N/A
Fiscal 2018	138,580	2,122	N/A
2026 Notes
Fiscal 2024	$185,000	$1,742	N/A
Fiscal 2023	185,000	2,304	N/A
Fiscal 2022	185,000	1,784	N/A
Fiscal 2021	100,000	1,746	N/A
2031 Asset-Backed Debt
Fiscal 2024	$—	$—	N/A
Fiscal 2023	228,000	2,304	N/A
Fiscal 2022	228,000	1,784	N/A
Fiscal 2021	228,000	1,746	N/A
Fiscal 2020	228,000	1,677	N/A
Fiscal 2019	228,000	1,786	N/A
2036 Asset-Backed Debt
Fiscal 2024	$287,000	$1,742	N/A
2036-R Asset-Backed Debt
Fiscal 2024	$266,000	1,742	N/A

(1)	Total cost of each class of senior securities outstanding at the end of the period presented in thousands (000s).

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2024 and 2023, PSSL had total assets of $988.1 million and $869.4 million, respectively, and its investment portfolio consisted of investments in 109 and 105 portfolio companies, respectively. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2024 and 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $101.9 million (zero remaining unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

In August 2023 PSSL entered into a $260.0 million (decreased from $325.0 million) senior secured revolving credit facility which bears interest at SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions. On January 2024, the maturity was extended to 2029 and the interest change to SOFR plus 280 basis points.

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

Below is a summary of PSSL’s portfolio at fair value ($ in thousands):

	September 30, 2024	September 30, 2023
Total investments	$913,281	$785,859
Weighted average cost yield on income producing investments	11.4%	12.1%
Number of portfolio companies in PSSL	109	105
Largest portfolio company investment	$21,274	$18,463
Total of five largest portfolio company investments	$97,292	$83,365

Below is a listing of PSSL’s individual investments as of September 30, 2024 (par and $ in thousands):

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 1,404.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	SOFR+610	2,903	$2,855	$2,903
ACP Avenu Buyer, LLC	10/2/2029	Business Services	10.58%	SOFR+525	9,925	9,771	9,602
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.83%	SOFR+550	18,762	18,434	18,837
Ad.net Acquisition, LLC	5/7/2026	Media	11.28%	SOFR+626	8,708	8,658	8,708
Aeronix, Inc	12/18/2028	Aerospace and Defense	9.85%	SOFR+525	15,880	15,665	15,880
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.30%	SOFR+610	12,722	12,481	12,213
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,717	4,613	4,717
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,625	4,584	4,625
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	SOFR+590	11,155	11,058	10,988
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.56%	SOFR+625	11,115	10,967	11,059
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.85%	SOFR+525	9,975	9,836	9,825
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.35%	SOFR+575	4,900	4,828	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	11.18%	SOFR+625	15,423	15,167	15,423
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.70%	SOFR+650	8,888	8,797	8,776
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.00%	SOFR+640	14,974	14,779	14,718
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	SOFR+600	5,546	5,523	5,435
Broder Bros., Co.	12/4/2025	Consumer Products	10.97%	SOFR+611	2,274	2,274	2,274
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.20%	SOFR+535	442	417	416
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.18%	SOFR+698	13,084	13,059	13,084
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.60%	SOFR+550	15,243	15,025	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.35%	SOFR+575	9,539	9,431	9,539
CF512, Inc.	8/20/2026	Media	11.21%	SOFR+619	6,751	6,682	6,649
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.96%	SOFR+400	6,708	6,506	6,540
Connatix Buyer, Inc.	7/13/2027	Media	10.53%	SOFR+561	3,775	3,734	3,775
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.71%	SOFR+586	2,068	2,051	2,052
Dr. Squatch, LLC	8/31/2027	Personal Products	9.95%	SOFR+535	14,562	14,398	14,562
DRI Holding Inc.	12/21/2028	Media	10.20%	SOFR+535	2,600	2,420	2,509
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.20%	SOFR+635	13,805	13,788	13,694
Dynata, LLC - First Out Term Loan (6)	7/15/2028	Diversified Consumer Services	10.38%	SOFR+526	1,360	1,264	1,358
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.88%	SOFR+576	8,439	8,439	7,769
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	8.85%	SOFR+400	4,963	4,894	4,973
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.35%	SOFR+575	8,865	8,763	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.20%	SOFR+635	12,546	12,418	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.56%	SOFR+650	12,249	12,032	12,249
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.60%	SOFR+575	9,268	9,132	9,176
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.65%	SOFR+450	10,117	10,071	10,128
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.43%	SOFR+615	3,696	3,689	3,511
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.45%	SOFR+560	3,723	3,686	3,685
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	SOFR+560	2,153	2,131	2,110
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,691	3,648	3,665
Hills Distribution, Inc	11/8/2029	Business Services	11.11%	SOFR+600	8,957	8,835	8,868
HW Holdco, LLC	5/10/2026	Media	11.18%	SOFR+590	3,486	3,475	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	10.20%	SOFR+510	9,154	9,018	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.45%	SOFR+685	6,029	5,932	6,089
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,287	11,274	9,707
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.46%	SOFR+761	8,164	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+565	3,900	3,855	3,900
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	SOFR+615	13,492	13,289	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.94%	SOFR+785	14,731	14,539	14,584
			(PIK 5.10%)
LAV Gear Holdings, Inc. (6)	10/31/2025	Capital Equipment	11.42%	SOFR+643	12,125	12,102	11,907
LAV Gear Holdings, Inc. - Term Loan Incremental	10/31/2025	Capital Equipment	11.64%	SOFR+640	2,861	2,856	2,810
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.15%	SOFR+535	11,330	11,258	11,330
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	10.48%	SOFR+525	2,559	2,516	2,559
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	11.10%	SOFR+650	7,407	7,288	7,296
Lucky Bucks, LLC - First-Out Term Loan	10/2/2028	Hotel, Gaming and Leisure	12.77%	SOFR+765	259	259	259
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.77%	SOFR+765	518	518	518
MAG DS Corp	4/1/2027	Aerospace and Defense	10.20%	SOFR+550	2,218	2,143	2,085
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	12.13%	SOFR+701	357	357	337
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.38%	SOFR+801	452	452	310
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.63%	SOFR+726	1,675	1,675	490
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	9/30/2025	Media: Diversified and Production	10.38%	SOFR+540	1,845	1,845	1,845
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	0.00%		564	-	-
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395

Below is a listing of PSSL’s individual investments as of September 30, 2024 (continued):

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	7/27/2026	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/2028	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	4/1/2028	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	3/1/2029	Wholesale	0.00%		5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	3/1/2029	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	3/1/2029	Wholesale	0.00%		83	-	(76)
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	2/27/2027	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/2024	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)

Total First Lien Secured Debt						920,485	906,532

Equity Securities - 10.5%
New Insight Holdings, Inc.		Diversified Consumer Services			116	2,031	2,031
Lucky Bucks, LLC		Hotel, Gaming and Leisure			74	2,062	904
New MPE Holdings, LLC		Media: Diversified and Production			-	-	2,710
Output Services Group, Inc		Business Services			126	1,012	1,104
Walker Edison Furniture - Common Equity		Wholesale			36	3,393	-
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0%						928,983	913,281
Cash and Cash Equivalents - 106.0%
BlackRock Federal FD Institutional 30						68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0%						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)%							(917,163)
Members' Equity—100.0%							$64,547

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate or "SOFR". The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. All securities are subject to a SOFR floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSSL’s accounting policy.
(3)
Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(4)
Non-accrual security.
(5)
Partial PIK non-accrual security.
(6)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VI, LLC, or, 3) securing the 2036 Asset-Backed Debt and held through PennantPark CLO II, Ltd.
(7)
All investments are in US Companies unless noted otherwise.

Below is a listing of PSSL’s individual investments as of September 30, 2023 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,347.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+660	2,940	$2,886	$2,925
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+626	8,798	8,723	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.24%	SOFR+600	12,852	12,535	12,338
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.04%	SOFR+550	5,001	4,971	4,913
Anteriad Holdings Inc (fka MeritDirect) March 2023	5/23/2024	Media: Advertising, Printing & Publishing	12.04%	SOFR+650	4,875	4,817	4,814
Any Hour Services	7/21/2027	Professional Services	11.59%	SOFR+585	7,510	7,348	7,360
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	11.04%	SOFR+550	2,187	2,187	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.69%	SOFR+525	11,013	10,972	10,985
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	SOFR+615	9,579	9,475	9,387
Applied Technical Services, LLC - DDTL Unfunded (3)	12/29/2026	Commercial Services & Supplies			194	-	(2)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	9,218	9,093	9,126
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	4,950	4,863	4,604
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.79%	SOFR+640	15,132	14,928	14,905
Broder Bros., Co.	12/4/2025	Consumer Products	11.50%	SOFR+626	2,349	2,349	2,349
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.67%	SOFR+525	447	418	420
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.43%	SOFR+688	13,821	13,778	13,579
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.07%	SOFR+665	4,011	4,010	4,011
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.39%	SOFR+600	9,636	9,509	9,636
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+619	6,820	6,722	6,684
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.15%	SOFR+476	5,499	5,455	5,499
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+675	9,232	9,201	8,955
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.32%	SOFR+400	6,797	6,559	6,445
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+576	3,815	3,762	3,681
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.90%	SOFR+551	2,089	2,067	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	11.24%	SOFR+585	14,712	14,511	14,712
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	2,627	2,418	2,394
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.79%	SOFR+640	14,429	14,376	14,256
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.89%	SOFR+650	10,904	10,838	10,740
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.07%	SOFR+475	5,000	4,900	4,985
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.64%	SOFR+625	8,955	8,833	8,821
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	11.00%	SOFR+550	2,219	2,200	2,171
Exigo Intermediate II, LLC	3/15/2027	Software	11.17%	SOFR+585	12,675	12,505	12,422
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,404	12,154	12,193
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	10,195	10,143	10,114
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.96%	SOFR+660	3,736	3,724	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.99%	SOFR+575	2,345	2,316	2,322
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	SOFR+560	2,250	2,217	2,194
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	4,913	4,838	4,913
HW Holdco, LLC	12/10/2024	Media	11.75%	SOFR+640	3,014	2,988	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.72%	SOFR+535	9,248	9,075	9,110
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.51%	SOFR+715	16,453	16,257	16,453
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	SOFR+685	6,090	5,979	6,090
Integrated Data Services	8/1/2029	Business Services	11.87%	SOFR+650	18,904	18,532	18,463
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.54%	SOFR+700	11,105	11,083	10,439
						-	-
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+575	5,906	5,851	5,847
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.93%	SOFR+761	8,246	8,104	8,080
ITI Holdings, Inc.	3/3/2028	IT Services	11.06%	SOFR+560	3,940	3,886	3,861
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	15,509	15,487	15,509
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	SOFR+615	16,662	16,346	16,412
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+675	14,210	13,989	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.74%	SOFR+643	15,042	14,997	14,862
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.70%	SOFR+535	12,056	11,911	11,935
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.77%	SOFR+640	2,585	2,537	2,534
Loving Tan Intermediate II, Inc.	5/26/2028	Consumer Products	12.39%	SOFR+700	7,481	7,337	7,369
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,182
Lucky Bucks. LLC - OpCo DIP Loans	9/30/2025	Hotel, Gaming and Leisure	15.33%	SOFR+1000	160	158	160
MAG DS Corp	4/1/2027	Aerospace and Defense	10.99%	SOFR+550	2,097	2,007	1,986
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,006	2,845	2,228
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,782	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+565	11,588	11,476	11,472
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.17%	SOFR+585	7,859	7,758	7,749
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.32%	SOFR+600	6,380	6,271	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	SOFR+565	2,372	2,336	2,312

Below is a listing of PSSL’s individual investments as of September 30, 2023 (continued):

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	10,999	10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	$2,776	$2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC (5)	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (5)	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(5)	3/31/2027	Wholesale			333
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,484.6%						$882,054	$863,305
Liabilities in Excess of Other Assets — (1,384.6)%							(805,155)
Members' Equity—100.0%							$58,150

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
(4)
Non-accrual security
(5)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VI, LLC, or, 3) securing the 2036 Asset-Backed Debt and held through PennantPark CLO II, Ltd.
(6)
All investments are in US Companies unless noted otherwise.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	September 30, 2024	September 30, 2023
Assets
Investments at fair value (amortized cost—$928,983 and $804,608, respectively)	$913,281	$785,859
Cash and cash equivalents (cost—$68,429 and $77,446, respectively)	68,429	77,446
Interest receivable	4,722	5,179
Prepaid expenses and other assets	1,642	490
Due from affiliate	48	436
Total assets	988,122	869,410
Liabilities
Credit facility payable	146,100	48,600
2032 Asset-backed debt, net (par—$0 and $246,000)	—	243,973
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	243,934	243,483
2036 Asset-backed debt, net (par—$246,000 and $0, respectively)	244,372	—
Notes payable to members	271,600	240,100
Payable for investments purchased	86	13,466
Interest payable on notes to members	7,315	6,488
Interest payable on Credit facility and asset backed debt	9,281	14,291
Accrued expenses	822	859
Due to affiliate	65	—
Total liabilities	923,575	811,260
Commitments and contingencies (1)
Members' equity	64,547	58,150
Total liabilities and members' equity	$988,122	$869,410
(1)
As of both September 30, 2024 and 2023, PSSL had $0.6 million and $1.1 million unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Year Ended September 30, 2024	Year Ended September 30, 2023
Investment income:
Interest	$109,094	$89,547
Other income	1,191	1,297
Total investment income	110,285	90,844
Expenses:
Interest and expenses on credit facility and asset-backed debt	54,814	42,797
Interest expense on notes to members	34,186	30,325
Administrative services expenses	2,354	2,103
Other general and administrative expenses (1)	1,464	1,116
Expenses before debt issuance costs	92,818	76,341
Debt issuance costs	999	—
Total expenses	93,817	76,341
Net investment income	16,468	14,503
Realized and unrealized (loss) gain on investments and debt:
Net realized (loss) gain on investments	(8,914)	(6,328)
Debt extinguishment	(705)	—
Net change in unrealized (depreciation) appreciation on investments	3,048	(3,171)
Net realized and unrealized gain (loss) on investments and debt	(6,571)	(9,499)
Net increase (decrease) in members' equity resulting from operations	$9,897	$5,004
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

During the years ended September 30, 2024 and 2023, we declared distributions of $1.23 per share and $1.19 per share, respectively, for total distributions of $80.6 million and $60.5 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company adopted ASU 2020-04, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for our fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, our debt portfolio consisted of approximately 100% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(7,730)	$(0.10)
Up 1%	7,730	0.10
Up 2%	15,460	0.20
Up 3%	23,190	0.30
Up 4%	30,938	0.40

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital, Ltd. (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Floating” refer to PennantPark Floating Rate Capital, Ltd. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2024. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Floating’s internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on such assessment management has determined that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Floating Rate Capital Ltd. and Subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 25, 2024, expressed an unqualified opinion.

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

November 25, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 25, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2024 and 2023, by correspondence with the custodians, underlying fund advisors, and by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $1,917.8 million as of September 30, 2024. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $443.9 million as of September 30, 2024. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

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

•
With the assistance of our valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 fair value measurements. For a sample of investments, we evaluated both the reasonableness of the significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods, when applicable, by comparing the unobservable inputs to external sources, including, but not limited to:

•
Historical operating results of the investee.
•
Available market data for comparable companies.
•
Subsequent events and transactions, where available.

We tested both the source information used to determine the unobservable input and the mathematical accuracy of the calculation used to compute the unobservable input for a sample of investments.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 25, 2024

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2024	September 30, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,622,669 and $768,240, respectively)	$1,632,269	$772,178
Controlled, affiliated investments (cost— $372,271 and $324,639, respectively)	351,235	294,996
Total of investments (cost—$1,994,940 and $1,092,878, respectively)	1,983,504	1,067,174
Cash and cash equivalents (cost—$112,046 and $100,555, respectively)	112,050	100,555
Interest receivable	12,167	10,423
Distributions receivable	635	565
Due from affiliate	291	—
Prepaid expenses and other assets	198	894
Total assets	2,108,845	1,179,611
Liabilities
Credit Facility payable, at fair value (cost—$443,855 and $9,400, respectively)	443,880	9,400
2023 Notes payable, at fair value (par—$0 and $76,219, respectively)	—	76,219
2026 Notes payable, net (par—$185,000)	183,832	183,054
2031 Asset-Backed Debt, net (par—$0 and $228,000, respectively)	—	226,759
2036 Asset-Backed Debt, net (par - $287,000 and $0, respectively)	284,086	—
2036-R Asset-Backed Debt, net (par—$266,000 and $0, respectively)	265,235	—
Payable for investments purchased	20,363	4,905
Interest payable on debt	14,645	8,615
Distributions payable	7,834	6,020
Base management fee payable	4,588	2,759
Incentive fee payable	3,189	4,628
Accounts payable and accrued expenses	2,187	1,287
Deferred tax liability	1,712	1,794
Due to affiliates	—	566
Total liabilities	1,231,551	526,006
Commitments and contingencies (See Note 12)
Net assets
Common stock, 77,579,896 and 58,734,702 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	78	59
Paid-in capital in excess of par value	976,744	765,187
Accumulated deficit	(99,528)	(111,641)
Total net assets	$877,294	$653,605
Total liabilities and net assets	$2,108,845	$1,179,611
Net asset value per share	$11.31	$11.13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2024	2023	2022
Investment income:
From non-controlled, non-affiliated investments:
Interest	$128,397	$88,649	$68,413
Dividend	2,354	6,279	2,308
Other income	5,506	1,899	4,278
From non-controlled, affiliated investments:
Interest	—	—	112
From controlled, affiliated investments:
Interest	35,093	31,047	16,724
Dividend	14,875	11,463	13,650
Other income	130	—	—
Total investment income	186,355	139,337	105,485
Expenses:
Base management fee	14,871	11,402	11,930
Incentive fee	18,125	16,873	11,625
Interest and expenses on debt	59,221	38,166	29,755
Administrative services expenses	2,161	999	575
Other general and administrative expenses	4,493	3,422	2,618
Expenses before amendment costs, debt issuance costs and provision for taxes	98,871	70,862	56,503
Credit Facility amendment costs and debt issuance costs	8,643	—	—
Provision for taxes	1,120	984	400
Total expenses	108,634	71,846	56,903
Net investment income	77,721	67,491	48,582
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	222	(15,892)	11,209
Non-controlled and controlled, affiliated investments	—	—	(22,315)
Debt extinguishment	(383)	—	—
Provision for taxes on realized gain on investments	(45)	(263)	—
Net realized gain (loss) on investments and debt	(206)	(16,155)	(11,106)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	5,662	(6,707)	(22,009)
Controlled and non-controlled, affiliated investments	8,606	(5,858)	(2,503)
Provision for taxes on unrealized appreciation (depreciation) on investments	82	2,774	(4,568)
Debt depreciation (appreciation)	(26)	(2,284)	(4,943)
Net change in unrealized appreciation (depreciation) on investments and debt	14,324	(12,075)	(34,023)
Net realized and unrealized gain (loss) from investments and debt	14,118	(28,230)	(45,129)
Net increase in net assets resulting from operations	$91,839	$39,261	$3,453
Net increase in net assets resulting from operations per common share	$1.40	$0.77	$0.08
Net investment income per common share	$1.18	$1.33	$1.18

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

	Years Ended September 30,
	2024	2023	2022
Net increase in net assets from operations:
Net investment income	$77,721	$67,491	$48,582
Net realized gain (loss) on investments	222	(15,892)	(11,106)
Net realized loss on debt extinguishment	(383)	—	—
Net change in unrealized appreciation (depreciation) on investments	14,268	(12,565)	(24,512)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	82	2,774	(4,568)
Net change in provision for taxes on realized gain on investments	(45)	(263)	—
Net change in unrealized depreciation on debt	(26)	(2,284)	(4,943)
Net increase in net assets resulting from operations	91,839	39,261	3,453
Distributions to stockholders:
Distribution of net investment income	(80,627)	(60,451)	(46,685)
Distribution of realized gains	—	—	—
Total distributions to stockholders	(80,627)	(60,451)	(46,685)
Capital transactions
Public offering (See Note 1)	213,910	148,408	81,936
Offering costs	(1,433)	(705)	(2,223)
Net increase in net assets resulting from capital transactions	212,477	147,703	79,713
Net increase (decrease) in net assets	223,689	126,513	36,481
Net assets:
Beginning of year	653,605	527,092	490,611
End of year	$877,294	$653,605	$527,092
Capital share activity:
Shares issued from public offering	18,845,194	13,389,064	6,464,910

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$91,839	$39,261	$3,453
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) on investments	(14,268)	12,565	24,512
Net change in unrealized (appreciation) depreciation on debt	26	2,284	4,943
Debt extinguishment realized loss	383	—	—
Net realized (gain) loss on investments	(222)	15,892	11,106
Net accretion of discount and amortization of premium	(4,828)	(5,200)	(4,194)
Purchases of investments	(1,407,529)	(324,546)	(607,765)
Payment-in-kind interest	(3,634)	(1,296)	(1,389)
Proceeds from dispositions of investments	514,147	399,085	495,191
Amortization of deferred financing costs	1,987	1,408	737
(Increase) decrease in:
Interest receivable	(1,744)	(2,880)	(2,097)
Receivable for investments sold	—	3,441	30,525
Dividend receivable	(70)	(565)	-
Prepaid expenses and other assets	696	(146)	(748)
Due from affiliate	(291)	—	—
Increase (decrease) in:
Payable for investments purchased	15,458	4,905	(13,546)
Interest payable on debt	6,030	452	2,708
Base management fee payable	1,829	(268)	320
Incentive fee payable	(1,439)	1,464	2,540
Deferred tax liability	(82)	(2,774)	4,568
Due to affiliates	(566)	(3,042)	3,383
Account payable and accrued expenses	900	522	(826)
Net cash provided by (used in) operating activities	(801,378)	140,562	(46,579)
Cash flows from financing activities:
Proceeds from public offering	213,910	148,408	81,936
Offering costs	(1,433)	(705)	(1,973)
Distributions paid to stockholders	(78,813)	(58,739)	(46,067)
Repayment of 2023 notes payable	(76,219)	(20,787)	(20,787)
Issuance of 2026 notes	—	—	84,333
Issuance of 2036 Asset-Backed Debt	287,000	—	—
Capitalized borrowing costs 2036 Asset-Back Debt	(3,241)	—	—
Issuance of 2036-R Asset-Backed Debt	266,000	—	—
Capitalized borrowing costs 2036-R notes Asset-Back Debt	(790)	—	—
Repayment of 2031 Asset-Backed Debt	(228,000)	—	—
Borrowings under Credit Facility	606,455	65,000	147,254
Repayments under Credit Facility	(172,000)	(224,709)	(197,000)
Net cash provided by (used in) financing activities	812,869	(91,532)	47,696
Net increase (decrease) in cash and cash equivalents	11,491	49,030	1,117
Effect of exchange rate changes on cash	4	37	320
Cash and cash equivalents, beginning of year	100,555	51,488	50,051
Cash and cash equivalents, end of year	$112,050	$100,555	$51,488
Supplemental disclosures:
Interest paid	$51,204	$36,306	$26,091
Taxes paid	$1,060	$530	$1,167
Non-cash exchanges and conversions	$20,091	$3,393	$50,352

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 186.1% (3), (4)
First Lien Secured Debt - 167.8%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	3M SOFR+610	1,579	$1,559	$1,579
A1 Garage Merger Sub, LLC - Unfunded Term Loan (9)	12/22/2028	Commercial Services & Supplies	—	—	453	—	7
A1 Garage Merger Sub, LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
ACP Avenu Buyer, LLC	10/02/2029	IT Services	10.58%	3M SOFR+525	14,121	13,905	13,662
ACP Avenu Buyer, LLC - Unfunded Term Loan (9)	04/02/2025	IT Services	—	—	5,621	—	(105)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2029	IT Services	9.85%	3M SOFR+525	847	847	819
ACP Avenu Buyer, LLC (Revolver) (7), (9)	10/02/2029	IT Services	—	—	2,960	—	(96)
ACP Falcon Buyer, LLC (Revolver) (7), (9)	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	05/07/2026	Media	10.93%	3M SOFR+626	4,838	4,808	4,838
Ad.net Acquisition, LLC - Funded Revolver	05/07/2026	Media	10.93%	3M SOFR+626	498	498	498
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—	—	747	—	—
Aechelon Technology, Inc.	08/16/2029	Aerospace and Defense	12.35%	3M SOFR+750	14,000	13,862	13,719
Aechelon Technology, Inc. - Unfunded Revolver (9)	08/16/2029	Aerospace and Defense	—	—	3,104	—	(62)
Aeronix, Inc.	12/18/2028	Aerospace and Defense	9.85%	3M SOFR+525	32,753	32,332	32,753
Aeronix, Inc. - (Revolver) (9)	12/18/2028	Aerospace and Defense	—	—	6,099	—	—
AFC Dell Holding Corp.	04/09/2027	Distributors	10.49%	3M SOFR+550	28,494	28,420	28,209
AFC Dell Holding Corp. - Unfunded Term Loan (9)	04/09/2027	Distributors	—	—	7,460	—	(75)
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	10.75%	3M SOFR+650	13,813	13,765	13,675
Anteriad, LLC (f/k/a MeritDirect, LLC)	06/30/2026	Media	10.50%	3M SOFR+590	13,005	12,845	13,005
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	06/30/2026	Media	10.50%	3M SOFR+590	2,098	2,085	2,097
Anteriad, LLC (f/k/a MeritDirect, LLC) - (Revolver) (9)	06/30/2026	Media	—	—	2,869	—	—
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	3M SOFR+590	12,597	12,486	12,408
Applied Technical Services, LLC - Unfunded Term Loan (9)	07/17/2025	Commercial Services & Supplies	—	—	3,990	—	(20)
Applied Technical Services, LLC (Revolver)	12/29/2026	Commercial Services & Supplies	12.75%	3M SOFR+475	1,441	1,441	1,420
Applied Technical Services, LLC (Revolver) (7),(9)	12/29/2026	Commercial Services & Supplies	—	—	852	—	(13)
Arcfield Acquisition Corp. (Revolver)	08/03/2029	Aerospace and Defense	11.56%	1M SOFR+625	5,951	5,869	5,921
Arcfield Acquisition Corp. (Revolver) (7),(9)	08/04/2028	Aerospace and Defense	—	—	1,379	—	(7)
Archer Lewis, LLC	08/28/2029	Healthcare Technology	10.83%	3M SOFR+575	21,700	21,485	21,266
Archer Lewis, LLC - Unfunded Term Loan A (9)	08/28/2025	Healthcare Technology	—	—	13,280	—	(133)
Archer Lewis, LLC - Unfunded Term Loan B (9)	08/28/2026	Healthcare Technology	—	—	21,267	—	(213)
Archer Lewis, LLC - Unfunded Revolver (9)	08/28/2029	Healthcare Technology	—	—	3,252	—	(65)
ARGANO, LLC	09/13/2029	Business Services	10.85%	3M SOFR+575	35,768	35,411	35,409
ARGANO, LLC - Unfunded Term Loan (9)	03/13/2025	Business Services	—	—	8,907	—	—
ARGANO, LLC – Unfunded Revolver (9)	09/13/2029	Business Services	—	—	1,421	—	—
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare Providers and Services	10.10%	3M SOFR+525	25,067	24,725	24,691
			(PIK 15.00%)
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (9)	12/21/2025	Healthcare Providers and Services	—	—	7,565	—	(38)
Beacon Behavioral Support Service, LLC - Unfunded Revolver (9)	06/21/2029	Healthcare Providers and Services	—	—	2,434	—	(37)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	10.35%	3M SOFR+575	19,806	19,212	19,212
Big Top Holdings, LLC	02/28/2030	Construction & Engineering	11.10%	1M SOFR+625	30,873	30,358	30,873
Big Top Holdings, LLC - (Revolver) (9)	02/28/2030	Construction & Engineering	—	—	4,479	—	—
BioDerm, Inc. (Revolver)	01/31/2028	Healthcare Equipment and Supplies	11.70%	1M SOFR+650	589	589	582
BioDerm, Inc. (Revolver) (7), (9)	01/31/2028	Healthcare Equipment and Supplies	—	—	482	—	(6)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	10.90%	3M SOFR+640	8,206	8,143	8,064
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (9)	09/17/2026	Distributors	—	—	1,893	—	(14)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distributors	11.04%	3M SOFR+640	874	874	859
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	3,009	—	(51)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	3M SOFR+600	6,462	6,422	6,332
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	10.97%	3M SOFR+611	3,218	3,218	3,218
Burgess Point Purchaser Corporation	07/25/2029	Auto Components	10.20%	3M SOFR+535	14,962	14,219	14,075
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	12.18%	3M SOFR+698	46,992	46,893	46,992
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2025	High Tech Industries	—	—	5,831	—	—
Carisk Buyer, Inc.	12/01/2029	Healthcare Technology	10.35%	3M SOFR+575	5,473	5,397	5,390
Carisk Buyer, Inc. - Unfunded Term Loan (9)	12/01/2029	Healthcare Technology	—	—	4,813	—	(24)
Carisk Buyer, Inc. (Revolver) (7), (9)	12/01/2029	Healthcare Technology	—	—	1,750	—	(26)
Carnegie Dartlet, LLC	02/07/2030	Professional Services	10.35%	3M SOFR+550	29,850	29,410	29,402
Carnegie Dartlet, LLC - Unfunded Term Loan (9)	02/07/2026	Professional Services	—	—	16,214	—	(81)
Carnegie Dartlet, LLC - (Revolver) (9)	02/07/2030	Professional Services	—	—	5,405	—	(81)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	10.35%	3M SOFR+575	12,944	12,802	12,943
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	10.35%	1M SOFR+575	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7), (9)	06/14/2028	Distributors	—	—	927	—	—
CF512, Inc.	08/20/2026	Media	11.21%	3M SOFR+619	5,919	5,888	5,830
CF512, Inc.(Revolver) (7), (9)	08/20/2026	Media	—	—	955	—	(14)
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.88%	3M SOFR+555	8,833	8,814	8,833
Compex Legal Services, Inc. (Revolver)	02/07/2025	Professional Services	10.80%	3M SOFR+555	703	703	703
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	703	—	—
Confluent Health, LLC	11/30/2028	Healthcare Providers and Services	9.85%	3M SOFR+500	6,965	6,771	6,965
Connatix Buyer, Inc. (7)	07/13/2027	Media	10.53%	3M SOFR+561	3,775	3,734	3,775
Connatix Buyer, Inc. - Funded Revolver	07/13/2027	Media	10.58%	3M SOFR+576	281	281	281
Connatix Buyer, Inc. (9)	07/13/2027	Media	—	—	953	—	—
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.71%	3M SOFR+586	2,314	2,284	2,297
Crane 1 Services, Inc. (Revolver) (7), (9)	08/16/2027	Commercial Services & Supplies	—	—	502	—	(4)
C5MI Holdco, LLC	07/31/2030	IT Services	10.60%	3M SOFR+600	44,000	43,349	43,120
C5MI Holdco, LLC - Funded Revolver	07/31/2030	IT Services	10.60%	3M SOFR+600	606	606	594
C5MI Holdco, LLC - Unfunded Revolver (9)	07/31/2030	IT Services	—	—	8,487	—	(170)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
DRI Holding Inc.	12/21/2028	Media	10.20%	3M SOFR+535	6,123	$5,943	$5,908
Dr. Squatch, LLC	08/31/2027	Personal Products	9.95%	3M SOFR+535	16,870	16,709	16,870
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.20%	3M SOFR+635	15,559	15,501	15,435
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	1,426	—	(11)
Duggal Acquisition, LLC	09/30/2030	Marketing Services	9.60%	3M SOFR+500	15,321	15,168	15,168
Duggal Acquisition, LLC - Unfunded Term Loan (9)	09/30/2026	Marketing Services	—	—	4,470	—	—
Duggal Acquisition, LLC - Unfunded Revolver (9)	09/30/2030	Marketing Services	—	—	5,605	—	—
Dynata, LLC - First-Out Term Loan	07/15/2028	Business Services	10.38%	3M SOFR+526	1,856	1,725	1,853
Dynata, LLC - Last-Out Term Loan	10/15/2028	Business Services	10.88%	3M SOFR+576	11,514	11,514	10,601
ECL Entertainment, LLC	08/31/2030	Hotels, Restaurants and Leisure	8.85%	1M SOFR+400	6,209	6,147	6,223
EDS Buyer, LLC	01/10/2029	Electronic Equipment, Instruments, and Components	10.35%	3M SOFR+575	10,673	10,544	10,513
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	(34)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2025	Media: Diversified and Production	12.37%	3M SOFR+776	8,195	8,216	6,310
			(PIK 1.50%)
Eisner Advisory Group, LLC	02/23/2031	Professional Services	9.25%	3M SOFR+400	6,948	6,880	6,961
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Diversified Consumer Services	11.10%	3M SOFR+650	1,215	1,215	1,215
ETE Intermediate II, LLC - Unfunded Revolver (9)	05/25/2029	Diversified Consumer Services	—	—	1,215	—	—
Eval Home Health Solutions Intermediate, LLC	05/10/2030	Healthcare, Education and Childcare	10.60%	3M SOFR+575	14,492	14,275	14,347
Eval Home Health Solutions Intermediate, LLC - UnFunded Revolver (9)	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	(26)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(3)
Fairbanks Morse Defense	06/23/2028	Aerospace and Defense	9.74%	3M SOFR+450	995	990	996
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.21%	3M SOFR+715	4,437	4,372	4,437
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	—	—
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	215	215
GGG MIDCO, LLC	09/27/2030	Diversified Consumer Services	9.64%	3M SOFR+500	19,243	19,051	19,050
GGG MIDCO, LLC - Unfunded Term Loan (9)	03/27/2026	Diversified Consumer Services	—	—	30,986	—	—
GGG MIDCO, LLC – Unfunded Revolver (9)	09/27/2030	Diversified Consumer Services	—	—	1,311	—	—
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.43%	3M SOFR+615	4,985	4,927	4,736
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.70%	3M SOFR+560	1,351	1,341	1,337
Graffiti Buyer, Inc. - Unfunded Term Loan (9)	08/10/2027	Trading Companies & Distributors	—	—	984	—	(2)
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Trading Companies & Distributors	10.70%	3M SOFR+560	432	432	428
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	432	—	(4)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	3M SOFR+560	3,993	3,949	3,913
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.45%	3M SOFR+560	680	680	666
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	70	—	(1)
Harris & Co. LLC	08/09/2030	Professional Services	9.85%	3M SOFR+500	31,992	31,720	31,432
Harris & Co. LLC. - Unfunded Term Loan A (9)	02/09/2025	Professional Services	—	—	39,414	—	(345)
Harris & Co. LLC. - Unfunded Term Loan B (9)	02/09/2026	Professional Services	—	—	50,296	—	(440)
Harris & Co. LLC - Unfunded Revolver (9)	08/09/2030	Professional Services	—	—	7,401	—	(130)
HEC Purchaser Corp.	06/17/2029	Healthcare, Education and Childcare	9.75%	3M SOFR+550	9,651	9,535	9,583
Hills Distribution Inc.	11/07/2029	Distributors	11.11%	3M SOFR+600	7,941	7,829	7,862
Hills Distribution Inc. - Unfunded Term Loan (9)	11/07/2025	Distributors	—	—	10,812	—	—
HW Holdco, LLC	05/10/2026	Media	11.20%	1M SOFR+590	10,410	10,389	10,410
HW Holdco, LLC (Revolver) (9)	05/10/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC	09/22/2028	Professional Services	11.35%	3M SOFR+610	4,487	4,430	4,443
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	722	—	(7)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(6)
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	10.96%	3M SOFR+685	4,553	4,534	4,582
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	10.35%	3M SOFR+600	1,672	1,204	1,237
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (9)	11/17/2025	Commercial Services & Supplies	—	—	4,288	—	54
Infinity Home Services Holdco, Inc. (Revolver)	12/28/2028	Commercial Services & Supplies	13.75%	3M SOFR+575	194	194	194
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (9)	12/28/2028	Commercial Services & Supplies	—	—	1,098	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.10%	3M SOFR+550	5,539	5,483	5,498
Integrative Nutrition, LLC	01/31/2025	Consumer Services	11.36%	3M SOFR+715	15,776	15,747	13,567
			(PIK 6.00%)
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.50%	3M SOFR+450	500	500	500
ITI Holdings, Inc. (Revolver) (7), (9)	03/03/2028	IT Services	—	—	165	—	—
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.46%	3M SOFR+761	4,938	4,893	4,863
Inventus Power, Inc. - Unfunded Revolver (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(26)
Keel Platform, LLC	01/19/2031	Metals and Mining	10.09%	3M SOFR+525	11,544	11,388	11,486
Keel Platform, LLC - Unfunded Term Loan (9)	01/19/2031	Metals and Mining	—	—	2,402	—	6
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	3M SOFR+615	13,971	13,802	13,970
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Personal Products	—	—	3,435	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Lash OpCo, LLC	02/18/2027	Personal Products	12.94%	3M SOFR+785	10,786	$10,689	$10,678
			(PIK 5.10%)
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.94%	1M SOFR+785	2,833	2,833	2,805
			(PIK 5.10%)
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	335	—	(3)
			(PIK 5.10%)
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.64%	1M SOFR+640	13,018	13,015	12,784
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2025	Capital Equipment	11.64%	1M SOFR+640	1,721	1,721	1,690
Ledge Lounger, Inc.	11/09/2026	Leisure Products	12.25%	3M SOFR+765	3,674	3,661	3,491
Ledge Lounger, Inc. (Revolver)	11/09/2026	Leisure Products	12.25%	3M SOFR+765	263	263	250
			(PIK 1.0%)
Ledge Lounger, Inc. (Revolver) (7), (9)	11/09/2026	Leisure Products	—	—	395	—	(20)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.20%	1M SOFR+535	22,309	22,150	22,309
Lightspeed Buyer Inc. (Revolver) (7), (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	—
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	10.31%	3M SOFR+525	2,809	2,774	2,809
LJ Avalon Holdings, LLC - Unfunded Term Loan (9)	02/01/2030	Construction & Engineering	—	—	1,892	—	9
LJ Avalon Holdings, LLC (Revolver) (7), (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	11.10%	3M SOFR+650	45,055	44,374	44,379
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (9)	07/12/2025	Personal Products	—	—	23,464	—	(117)
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	11.60%	3M SOFR+700	1,780	1,780	1,753
Loving Tan Intermediate II, Inc. - Unfunded Revolver (9)	05/31/2028	Personal Products	—	—	3,559	—	(53)
LSF9 Atlantis Holdings, LLC	06/30/2029	Specialty Retail	9.85%	3M SOFR+525	9,992	9,992	10,067
Lucky Bucks, LLC - First-out Term Loan	10/02/2028	Hotels, Restaurants and Leisure	12.77%	3M SOFR+765	259	259	259
Lucky Bucks, LLC - Last-out Term Loan	10/02/2029	Hotels, Restaurants and Leisure	12.77%	3M SOFR+765	518	518	518
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.20%	1M SOFR+550	7,289	7,007	6,852
MBS Holdings, Inc. - Funded Revolver	04/16/2027	Internet Software and Services	10.95%	3M SOFR+585	139	139	139
MBS Holdings, Inc. (Revolver) (7), (9)	04/16/2027	Internet Software and Services	—	—	1,019	—	—
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	11.25%	3M SOFR+575	2,021	1,988	2,002
MDI Buyer, Inc. (Revolver)	07/25/2028	Commodity Chemicals	11.25%	3M SOFR+600	531	531	526
MDI Buyer, Inc. (Revolver) (7), (9)	07/25/2028	Commodity Chemicals	—	—	242	—	—
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	3M SOFR+590	1,958	1,938	1,909
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(42)
Medina Health, LLC	10/20/2028	Healthcare Providers and Services	10.85%	3M SOFR+625	17,820	17,554	17,820
Medina Health, LLC (Revolver) (9)	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	—
Megawatt Acquisitionco, Inc.	03/01/2030	Electronic Equipment, Instruments, and Components	10.11%	3M SOFR+525	6,965	6,869	6,575
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronic Equipment, Instruments, and Components	10.11%	3M SOFR+525	358	358	337
Megawatt Acquisitionco, Inc. - (Revolver) (9)	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	2,893	—	(162)
Michael Baker International, LLC	12/01/2028	Professional Services	9.60%	3M SOFR+475	7,980	7,941	8,010
Mission Critical Electronics, Inc.	03/31/2025	Capital Equipment	11.02%	3M SOFR+590	3,101	3,092	3,101
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/31/2025	Capital Equipment	—	—	1,325	—	—
MOREGroup Holdings, Inc.	01/16/2030	Construction & Engineering	10.35%	3M SOFR+575	31,840	31,410	31,362
MOREGroup Holdings, Inc. - Unfunded Term Loan (9)	01/16/2026	Construction & Engineering	—	—	11,056	—	(55)
MOREGroup Holdings, Inc. - (Revolver) (9)	01/16/2030	Construction & Engineering	—	—	6,634	—	(100)
Municipal Emergency Services, Inc.	10/01/2027	Distributors	9.75%	3M SOFR+515	1,556	1,527	1,556
Municipal Emergency Services, Inc. - Term Loan B	10/01/2027	Distributors	9.75%	3M SOFR+515	777	777	777
Municipal Emergency Services, Inc. - Unfunded Term Loan (9)	09/28/2027	Distributors	—	—	1,387	—	14
Municipal Emergency Services, Inc. - Unfunded Term Loan B (9)	12/16/2024	Distributors	—	—	486	—	—
Municipal Emergency Services, Inc. (Revolver) (7), (9)	10/01/2027	Distributors	—	—	947	—	—
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(50)
NFS - CFP Holdings LLC	09/13/2030	Commercial Services & Supplies	9.56%	3M SOFR+475	36,300	36,029	36,028
NFS - CFP Holdings LLC - Unfunded Term Loan (9)	09/23/2026	Commercial Services & Supplies	—	—	13,370	—	—
NFS - CFP Holdings LLC - Unfunded Revolver (9)	09/13/2030	Commercial Services & Supplies	—	—	5,014	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	10.95%	3M SOFR+635	19,800	19,449	19,800
NORA Acquisition, LLC (Revolver) (7), (9)	08/31/2029	Healthcare Providers and Services	—	—	5,479	—	—
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Consumer Services	10.10%	3M SOFR+550	28,744	28,498	28,313
Omnia Exterior Solutions, LLC - Unfunded Term Loan (9)	09/30/2026	Diversified Consumer Services	—	—	12,802	—	(80)
Omnia Exterior Solutions, LLC - Unfunded Term Loan (9)	12/30/2024	Diversified Consumer Services	—	—	8,001	—	(50)
Omnia Exterior Solutions, LLC (Revolver) (7), (9)	12/29/2029	Diversified Consumer Services	—	—	4,200	—	(63)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.21%	3M SOFR+636	8,426	8,333	8,426
ORL Acquisition, Inc.	09/03/2027	Consumer Finance	14.00%	3M SOFR+940	4,718	4,666	4,010
			(PIK 7.50%)
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	215	—	(32)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.70%	3M SOFR+610	12,803	12,598	12,432
OSP Embedded Purchaser, LLC (Revolver) (9)	12/15/2029	Aerospace and Defense	—	—	2,932	—	(85)
Outcomes Group Holdings, Inc	04/02/2031	Healthcare Providers and Services	9.10%	3M SOFR+425	3,990	3,970	4,011

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Output Services Group, Inc. - First-out Term Loan	11/30/2028	Business Services	13.75%	3M SOFR+843	521	$521	$521
Output Services Group, Inc. - Last-out Term Loan	05/30/2028	Business Services	12.00%	3M SOFR+668	1,058	1,058	1,058
Owl Acquisition, LLC	02/04/2028	Professional Services	10.20%	3M SOFR+535	3,893	3,812	3,825
Ox Two, LLC	05/18/2026	Construction and Building	11.12%	3M SOFR+651	22,540	22,385	22,540
Ox Two, LLC (Revolver)	05/18/2026	Construction and Building	—	—	3,387	—	—
Pacific Purchaser, LLC	09/30/2028	Professional Services	11.51%	3M SOFR+625	4,963	4,878	4,953
Pacific Purchaser, LLC - Unfunded Term Loan (9)	09/30/2028	Professional Services	—	—	3,598	—	47
Pacific Purchaser, LLC - (Revolver) (9)	09/30/2028	Professional Services	—	—	1,799	—	(4)
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare Technology	9.77%	3M SOFR+475	17,500	17,327	17,325
PAR Excellence Holdings, Inc. - Unfunded Revolver (9)	09/03/2030	Healthcare Technology	—	—	4,692	—	—
PCS Midco, Inc.	03/01/2030	Professional Services	10.81%	3M SOFR+575	7,434	7,333	7,434
PCS Midco, Inc. - Unfunded Term Loan (9)	03/01/2026	Professional Services	—	—	3,974	—	40
PCS Midco, Inc. - Revolver	03/01/2030	Professional Services	10.81%	3M SOFR+575	310	310	310
PCS Midco, Inc. - (Revolver) (9)	03/01/2030	Professional Services	—	—	1,461	—	—
PH Beauty Holdings III, Inc.	09/28/2025	Consumer Products	10.17%	3M SOFR+543	7,415	7,401	7,346
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	11.99%	3M SOFR+725	5,798	5,735	4,638
			(PIK 3.50%)
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(458)
PlayPower, Inc.	08/28/2030	Leisure Products	9.85%	1M SOFR+525	26,334	26,140	25,939
PlayPower, Inc. - Unfunded Revolver (9)	08/28/2030	Leisure Products	—	—	3,981	—	(60)
Pragmatic Institute, LLC (Revolver), (5)	07/06/2028	Professional Services	12.82%	3M SOFR+750	1,641	1,605	1,005
			(PIK 12.085%)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	10.95%	3M SOFR+635	6,579	6,530	6,546
Quantic Electronics, LLC - Funded revolver	11/19/2026	Electronic Equipment, Instruments, and Components	10.95%	3M SOFR+635	335	335	333
Quantic Electronics, LLC (Revolver) (7), (9)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	335	—	(2)
Rancho Health MSO, Inc. - Unfunded Term Loan (9)	06/30/2025	Healthcare Equipment and Supplies	—	—	3,000	—	30
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	10.93%	3M SOFR+560	210	210	210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	315	—	—
Recteq, LLC	01/29/2026	Leisure Products	11.75%	3M SOFR+715	1,448	1,439	1,433
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(13)
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	9.85%	3M SOFR+525	9,829	9,796	9,841
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.10%	3M SOFR+535	133	133	133
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	776	—	—
RRA Corporate, LLC	08/15/2029	Diversified Consumer Services	9.60%	3M SOFR+500	19,200	19,008	19,008
RRA Corporate, LLC - Unfunded Term Loan 1 (9)	02/15/2029	Diversified Consumer Services	—	—	11,506	—	—
RRA Corporate, LLC - Unfunded Term Loan 2 (9)	08/15/2026	Diversified Consumer Services	—	—	21,719	—	—
RRA Corporate, LLC - Funded Revolver	08/15/2029	Diversified Consumer Services	9.60%	3M SOFR+500	1,410	1,409	1,395
RRA Corporate, LLC - Unfunded Revolver (9)	08/15/2029	Diversified Consumer Services	—	—	5,306	—	(53)
RTIC Subsidiary Holdings, LLC	05/03/2029	Leisure Products	10.35%	3M SOFR+575	41,995	41,372	41,155
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (9)	05/03/2029	Leisure Products	—	—	9,417	—	(188)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/15/2029	Professional Services	10.35%	3M SOFR+575	1,140	1,124	1,126
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan (9)	06/27/2026	Professional Services	—	—	1,146	—	(9)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	06/15/2029	Professional Services	—	—	860	—	(11)
Safe Haven Defense US LLC	05/23/2029	Building Products	9.85%	3M SOFR+525	13,563	13,363	13,428
Safe Haven Defense US LLC - Unfunded Revolver (9)	05/23/2029	Building Products	—	—	2,920	—	(29)
Sales Benchmark Index LLC	01/03/2025	Professional Services	10.80%	3M SOFR+620	2,527	2,524	2,527
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	—
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	11.45%	1M SOFR+760	3,272	3,266	3,272
			(PIK 1.00%)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	11.45%	1M SOFR+660	1,078	1,078	1,078
			(PIK 1.00%)
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	9	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	13.20%	3M SOFR+835	15,224	15,191	14,844
			(PIK 5.60%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	13.20%	3M SOFR+835	1,578	1,578	1,539
			(PIK 5.60%)
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	401	—	(10)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	1,901	1,879	1,834
Sigma Defense Systems, LLC	12/18/2027	IT Services	11.50%	3M SOFR+690	20,708	20,447	20,501
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2027	IT Services	—	—	3,311	—	(33)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Diversified Financial Services	11.73%	3M SOFR+640	4,065	4,054	4,106
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (9)	02/09/2026	Diversified Financial Services	—	—	4,656	—	93
Simplicity Financial Marketing Group Holdings Inc. - (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	1,043	—	—
Skopima Consilio Parent, LLC	05/17/2028	Business Services	9.46%	1M SOFR+461	596	584	594
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	1M SOFR+610	13,521	13,323	13,521
Smartronix, LLC - (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.20%	1M SOFR+550	2,422	$2,422	$2,143
			(PIK 1.50%)
Smile Brands Inc. (Revolver)	10/12/2027	Healthcare and Pharmaceuticals	10.20%	1M SOFR+550	866	866	766
			(PIK 1.50%)
Smile Brands Inc. (Revolver) (7), (9)	10/12/2027	Healthcare and Pharmaceuticals	—	—	678	—	(78)
Smile Brands Inc. LC (Revolver) (7), (9)	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(12)
Solutionreach, Inc.	07/17/2025	Healthcare Technology	12.40%	3M SOFR+715	4,657	4,637	4,657
Solutionreach, Inc. (Revolver) (7), (9)	07/17/2025	Healthcare Technology	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	10.78%	3M SOFR+565	2,253	2,232	2,253
Spendmend Holdings LLC - Unfunded Term Loan (9)	03/03/2025	Healthcare Technology	—	—	1,493	—	11
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	10.25%	3M SOFR+565	357	357	357
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	—
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare Providers and Services	9.31%	1M SOFR+425	1,990	1,975	1,851
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	10.26%	3M SOFR+500	20,461	20,238	20,421
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC) (Revolver) (9)	08/16/2027	Aerospace and Defense	—	—	12,537	—	69
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.59%	3M SOFR+515	1,633	1,633	1,630
System Planning and Analysis, Inc. - (Revolver) (9)	08/16/2027	Aerospace and Defense	—	—	6,732	—	(13)
S101 Holdings, Inc.	12/29/2026	Electronic Equipment, Instruments, and Components	11.48%	3M SOFR+615	12,439	12,301	12,315
S101 Holdings, Inc. - Unfunded Term Loan 2 (9)	12/15/2024	Electronic Equipment, Instruments, and Components	—	—	9,036	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.83%	3M SOFR+650	6,965	6,857	6,895
TCG 3.0 Jogger Acquisitionco, Inc. - (Revolver) (9)	01/26/2029	Media	—	—	2,426	—	(24)
Team Services Group, LLC	12/20/2027	Healthcare Providers and Services	10.51%	3M SOFR+526	15,412	15,173	15,217
Teneo Holdings, LLC - Initial Term Loans	03/13/2031	Diversified Financial Services	9.60%	3M SOFR+475	6,965	6,895	6,987
The Bluebird Group LLC	07/28/2026	Professional Services	11.25%	3M SOFR+665	2,566	2,538	2,566
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	10.95%	1M SOFR+610	3,377	3,333	3,356
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	10.95%	1M SOFR+610	376	376	376
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	535	—	(1)
TPC US Parent, LLC	11/24/2025	Food Products	10.98%	3M SOFR+565	11,888	11,808	11,888
TPCN Midco, LLC	06/26/2029	Diversified Consumer Services	10.35%	3M SOFR+575	8,878	8,749	8,665
TPCN Midco, LLC - Unfunded Term Loan (9)	06/26/2026	Diversified Consumer Services	—	—	13,113	—	(184)
TPCN Midco, LLC - Unfunded Revolver (9)	06/26/2029	Diversified Consumer Services	—	—	2,580	—	(62)
TransGo, LLC	12/29/2028	Auto Components	10.60%	3M SOFR+575	12,034	11,869	12,034
TransGo, LLC (Revolver) (7), (9)	12/29/2028	Auto Components	—	—	4,440	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.33%	1M SOFR+640	2,508	2,502	2,508
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.23%	1M SOFR+490	11,928	11,826	11,690
Urology Management Holdings, Inc.	06/15/2027	Healthcare Providers and Services	10.52%	3M SOFR+550	1,200	1,194	1,188
Urology Management Holdings, Inc. - Unfunded Term Loan (9)	09/03/2026	Healthcare Providers and Services	—	—	4,800	—	(24)
Walker Edison Furniture, LLC - Term Loan (11)	03/01/2029	Wholesale	—	—	5,441	5,026	490
Walker Edison Furniture Company, LLC - Unfunded Term Loan (11)	03/01/2029	Wholesale	—	—	83	—	(76)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (11)	03/01/2029	Wholesale	—	—	1,667	1,667	1,667
Watchtower Intermediate, LLC	12/01/2029	Electronic Equipment, Instruments, and Components	10.60%	3M SOFR+600	9,055	8,929	8,964
Watchtower Intermediate, LLC - Unfunded Term Loan (9)	12/01/2025	Electronic Equipment, Instruments, and Components	—	—	2,100	—	3
Watchtower Intermediate, LLC (Revolver) (9)	12/01/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	(63)
Wildcat Buyerco, Inc.	02/26/2027	Electronic Equipment, Instruments, and Components	10.60%	3M SOFR+575	12,592	12,498	12,592
Wildcat Buyerco, Inc. - Unfunded Term Loan (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	3,281	—	33
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	534	—	—
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	8.87%	3M SOFR+426	3,483	3,475	3,480
Zips Car Wash, LLC	12/31/2024	Automobiles	12.46%	3M SOFR+740	13,252	13,227	12,656
			(PIK 1.5%)
Total First Lien Secured Debt						1,488,717	1,472,064
Subordinate Debt - 0.3%
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare Providers and Services	15.00%	—	1,042	1,027	1,026
			(PIK 15.00%)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Consumer Finance	18.00%	—	13	13	9
ORL Holdco, Inc. - Unfunded Convertible Notes (9)	03/08/2028	Consumer Finance	—	—	13	—	(4)
Schlesinger Global, LLC - Promissory Note	01/08/2026	Professional Services	12.31%	3M SOFR+700	66	66	136
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare Technology	12.00%	—	1,526	1,526	1,526
StoicLane, Inc. - Unfunded Convertible Notes (9)	08/15/2027	Healthcare Technology	—	—	1,526	—	—
Total Subordinate Debt						2,632	2,693
Preferred Equity - 2.1% (6)
Accounting Platform Blocker, Inc -. Preferred Equity		Professional Services	—	—	1,075,900	1,076	1,076
Ad.net Holdings, Inc.		Media	—	—	6,720	672	852
AFC Acquisitions, Inc. (Preferred) (8)		Distributors	—	—	854	1,314	1,400
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)		Media	—	—	2,018	2,018	2,298
Cartessa Aesthetics, LLC (Preferred) (8)		Distributors	—	—	1,437,500	1,438	2,560
C5MI Holdco, LLC. - Preferred Equity (8)		IT Services	—	—	228,900	223	233

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
EvAL Home Health Solutions, LLC - Preferred Equity (8)		Healthcare, Education and Childcare	—	—	876,386	$1,455	$1,631
Gauge Schlesinger Coinvest LLC (Preferred Equity)		Professional Services	—	—	64	64	37
Hancock Claims Consultants Investors, LLC (Preferred Equity) (8)		Insurance	—	—	116,588	76	149
Imagine Topco, LP		Software	8.00%	—	1,236,027	1,236	1,432
Magnolia Topco LP - Class A Preferred Equity (8)		Automobiles	—	—	47	47	48
Magnolia Topco LP - Class B Preferred Equity (8)		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC - Preferred A Equity		Electronic Equipment, Instruments, and Components	—	—	9,360	936	842
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)		IT Services	—	—	1,935	1,935	2,621
ORL Holdco, Inc. (7)		Consumer Finance	—	—	1,327	133	18
PL Acquisitionco, LLC (Preferred Equity)		Textiles, Apparel and Luxury Goods	—	—	61	61	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (8)		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (8)		Leisure Products	—	—	18,450	1,215	1,976
RTIC Parent Holdings, LLC - Class D Preferred Equity (8)		Leisure Products	—	—	19,584	196	218
TPC Holding Company, LP (7)		Food Products	—	—	409	409	662
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)		Construction & Engineering	—	—	37	35	43
UniTek Global Services, Inc. - Super Senior Preferred Equity (7)		Telecommunications	20.00%	—	343,861	344	209
UniTek Global Services, Inc. - Senior Preferred Equity (7)		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						16,031	18,305
Common Equity/Warrants - 15.9% (6)
A1 Garage Equity, LLC (8)		Commercial Services & Supplies	—	—	647,943	648	818
ACP Big Top Holdings, L.P. - Common Equity		Construction & Engineering	—	—	3,000,500	3,001	3,614
Ad.net Holdings, Inc. (7)		Media	—	—	7,467	75	4
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	31,675	3,168	3,168
Aechelon InvestCo, LP - Unfunded (9)		Aerospace and Defense	—	—	31,675	—	—
Aftermarket Drivetrain Products Holdings, LLC		Auto Components	—	—	2,632	2,632	3,686
AG Investco LP (7), (8)		Software	—	—	805,164	805	1,008
AG Investco LP (7), (8), (9)		Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)		IT Services	—	—	1,437,500	1,438	1,736
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)		Media	—	—	2,018	—	—
Athletico Holdings, LLC (8)		Healthcare Providers and Services	—	—	4,678	5,000	3,837
BioDerm Holdings, LP		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,179
Burgess Point Holdings, LP		Auto Components	—	—	112	114	119
By Light Investco LP (7), (8)		High Tech Industries	—	—	22,789	803	18,788
Carisk Parent, L.P.		Healthcare Technology	—	—	239,680	240	247
Carnegie HoldCo, LLC - Common Equity (8)		Professional Services	—	—	2,719,600	2,664	2,638
Connatix Parent, LLC (7)		Media	—	—	38,278	421	236
Consello Pacific Aggregator, LLC (8)		Professional Services	—	—	1,025,476	973	921
Crane 1 Acquisition Parent Holdings, L.P. (7)		Commercial Services & Supplies	—	—	130	120	220
C5MI Holdco, LLC. - Common Equity (8)		IT Services	—	—	1,659,050	1,659	1,654
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)		IT Services	—	—	804,615	763	1,500
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8), (9)		IT Services	—	—	200,255	—	—
DUGGAL EQUITY, LP – Common Equity		Marketing Services	—	—	686,400	686	686
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	237	639
EDS Topco, LP		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,256
Exigo, LLC		Software	—	—	541,667	542	586
FedHC InvestCo LP (7), (8)		Aerospace and Defense	—	—	21,665	727	1,773
FedHC InvestCo LP (7), (8), (9)		Aerospace and Defense	—	—	7,566	—	—
Five Star Parent Holdings, LLC		Hotels, Restaurants and Leisure	—	—	655,714	656	647
Gauge ETE Blocker, LLC		Diversified Consumer Services	—	—	374,444	374	285
Gauge Lash Coinvest LLC (7)		Personal Products	—	—	1,840,021	1,393	5,349
Gauge Loving Tan, LP		Personal Products	—	—	2,914,701	2,915	3,207
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	465	476	268
GCOM InvestCo LP		IT Services	—	—	19,184	3,342	4,555
GGG Topco, LLC – Common Equity (8)		Diversified Consumer Services	—	—	2,759,800	2,760	2,760
GMP Hills, L.P.		Distributors	—	—	4,430,843	4,431	4,342
Hancock Claims Consultants Investors, LLC (7), (8)		Insurance	—	—	450,000	448	275
HPA SPQ Aggregator LP		Professional Services	—	—	750,399	750	842
HV Watterson Holdings, LLC		Professional Services	—	—	100,000	100	16
Icon Partners V C, L.P.		Internet Software and Services	—	—	1,870,915	1,871	1,872
Icon Partners V C, L.P. (7), (9)		Internet Software and Services	—	—	629,085	—	—
IIN Group Holdings, LLC (8)		Consumer Services	—	—	1,000	1,000	—
Imagine Topco, LP (Common)		Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.		Commercial Services & Supplies	—	—	1,218,045	1,218	1,535
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7)		Commercial Services & Supplies	—	—	6,355	668	988
ITC Infusion Co-invest, LP (8)		Healthcare Equipment and Supplies	—	—	116,032	1,175	1,745
Kinetic Purchaser, LLC		Personal Products	—	—	1,734,775	1,735	1,985
KL Stockton Co-Invest LP (Any Hour Services) (7), (8)		Energy Equipment and Services	—	—	382,353	385	884
LEP Pequod Holdings, LP		Financial Services	—	—	350	865	1,004
Lightspeed Investment Holdco LLC (7)		Healthcare Technology	—	—	585,587	586	2,118
LJ Avalon, LP		Construction & Engineering	—	—	1,638,043	1,638	1,998
Lucky Bucks, LLC		Hotels, Restaurants and Leisure	—	—	73,870	2,062	904
Magnolia Topco LP - Class A Common Equity (8)		Automobiles	—	—	46,974	—	—
Magnolia Topco LP - Class B Common Equity (8)		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP		Commodity Chemicals	—	—	10,761	1,078	1,250
Meadowlark Title, LLC (8)		Professional Services	—	—	819,231	806	—
Megawatt Acquisition Partners, LLC - Common A Equity		Electronic Equipment, Instruments, and Components	—	—	1,040	104	83
Municipal Emergency Services, Inc. (7)		Distributors	—	—	1,973,370	2,005	3,157

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)		Leisure Products	—	—	1,494	$1,438	$100
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	158,348	2,771	2,771
New Medina Health, LLC (8)		Healthcare Providers and Services	—	—	2,672,646	2,673	4,171
NFS - CFP Holdings LLC		Commercial Services & Supplies	—	—	1,337,017	1,337	1,337
NORA Parent Holdings, LLC (8)		Healthcare Providers and Services	—	—	2,544	2,525	2,256
North Haven Saints Equity Holdings, LP (8)		Healthcare Technology	—	—	223,602	224	241
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)		Aerospace and Defense	—	—	173,638	1,736	1,761
OES Co-Invest, LP - Class A Common Equity		Diversified Consumer Services	—	—	1,560	1,574	1,739
OHCP V BC COI, L.P.		Distributors	—	—	1,158,239	1,158	738
OHCP V BC COI, L.P. (9)		Distributors	—	—	91,761	—	(33)
ORL Holdco, Inc		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	1,727,679	1,728	1,098
Output Services Group, Inc.		Business Services	—	—	80,170	642	701
PAR Excellence Holdings, Inc. - Common Equity		Healthcare Technology	—	—	1,902,200	1,902	1,902
PCS Parent, LP - Common Equity		Professional Services	—	—	423,247	423	444
PennantPark-TSO Senior Loan Fund, LP (7)		Financial Services	—	—	11,167,847	11,168	9,186
Pink Lily Holdco, LLC (8)		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Pragmatic Institute, LLC		Professional Services	—	—	610,583	611	—
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	341
QuantiTech InvestCo LP (7), (8)		Aerospace and Defense	—	—	700	0	172
QuantiTech InvestCo LP (7), (8), (9)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,309
Safe Haven Defense MidCo, LLC - Common Equity (8)		Building Products	—	—	596	596	648.00
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)		Professional Services	—	—	64,634	646	716
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	199
SP L2 Holdings, LLC (Ledge Lounger, Inc.)		Leisure Products	—	—	360,103	360	14
SSC Dominion Holdings, LLC - Class B (US Dominion, Inc.) (7)		Capital Equipment	—	—	12	12	1,385
StellPen Holdings, LLC (CF512, Inc.) (7)		Media	—	—	161,538	162	141
SV Aero Holdings, LLC (8)		Aerospace and Defense	—	—	61	535	1,157
TAC LifePort Holdings, LLC (7), (8)		Aerospace and Defense	—	—	533,833	502	815
TCG 3.0 Jogger Co-Invest, LP		Media	—	—	9,108	1,760	1,357
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8)		Media	—	—	221,296	103	335
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8), (9)		Media	—	—	144,310	0	—
TPC Holding Company, LP (7)		Food Products	—	—	21,527	22	113
TPCN Holdings, LLC - Common Equity (8)		Diversified Consumer Services	—	—	1,053,200	1,053	864.00
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)		Construction & Engineering	—	—	749	1	8
UniTek Global Services, Inc.(C)		Telecommunications	—	—	213,739	—	—
UniVista Insurance (7), (8)		Insurance	—	—	400	334	844
Urology Partners Co., L.P.		Healthcare Providers and Services	—	—	694,444	694	740
Walker Edison Holdco LLC		Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (8)		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,292
WCP IvyRehab Coinvestment, LP (8)		Healthcare Providers and Services	—	—	208	208	221
WCP IvyRehab QP CF Feeder, LP (8)		Healthcare Providers and Services	—	—	3,754	3,793	3,987
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (8), (9)		Healthcare Providers and Services	—	—	246	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)		Electronic Equipment, Instruments, and Components	—	—	2,240	95	816
UniTek Global Services, Inc.(W)		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC (Warrants) (8)		Hotels, Restaurants and Leisure	—	—	87,345	—	927
Total Common Equity/Warrants						115,289	139,207
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,622,669	1,632,269
Investments in Controlled, Affiliated Portfolio Companies - 40.0% (3), (4)
First Lien Secured Debt - 31.3%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.26%	3M SOFR+540	10,213	10,213	10,213
Marketplace Events, LLC - Super Priority First Lien (7)	09/30/2025	Media: Diversified and Production	—	—	3,122	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.26%	3M SOFR+540	26,771	22,558	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (10)	05/06/2029	Financial Services	13.28%	3M SOFR+800	237,650	237,650	237,650
Total First Lien Secured Debt						270,421	274,634
Equity Interests - 8.7%
New MPE Holdings, LLC - Common Equity (8)		Media: Diversified and Production	—	—	349	—	20,123
PennantPark Senior Secured Loan Fund I LLC (7), (10)		Financial Services	—	—	101,850	101,850	56,478
Total Equity Interests						101,850	76,601
Total Investments in Controlled, Affiliated Portfolio Companies						372,271	351,235
Total Investments - 226.1%						1,994,940	1,983,504
Cash and Cash Equivalents - 12.8%
Money Market - BlackRock Federal FD Institutional 81			5.03%			22,211	22,211
Non-Money Market Cash						89,835	89,839
Total Cash and Cash Equivalents						112,046	112,050
Total Investments and Cash Equivalents - 238.9%						$2,106,986	$2,095,554
Liabilities in Excess of Other Assets - (138.9)%							(1,218,260)
Net Assets - 100%							$877,294

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
(5)
Partial non-accrual PIK Securities
(6)
Non-income producing securities.
(7)
The securities, or a portion thereof, are 1) pledged as collateral under the Credit Facility and held through Funding I; or 2) securing the 2036-R Asset-Backed Debt and held through PennantPark CLO I, Ltd.; or 3) 2036 Asset-Backed Debt and held through PennantPark CLO VIII, Ltd.
(8)
Investment is held through our Taxable Subsidiary.
(9)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2024, qualifying assets represent 86% of our total assets and non-qualifying assets represent 14% of our total assets.
(11)
Non-accrual security

Note: All investments are in US Companies unless noted otherwise.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—118.1% (3), (4)
First Lien Secured Debt—101.9%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.99%	3M SOFR+660	1,520	$1,499	$1,512
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/22/2028	Commercial Services & Supplies	—	—	528	—	5
A1 Garage Merger Sub, LLC LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	(4)
Ad.net Acquisition, LLC	05/07/2026	Media	11.65%	3M SOFR+626	4,888	4,846	4,863
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	11.65%	3M SOFR+626	622	622	619
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—	—	622	—	(3)
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	11.79%	3M SOFR+640	13,958	13,859	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	11.04%	3M SOFR+565	13,786	13,755	13,545
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	05/23/2024	Media	12.04%	3M SOFR+665	2,212	2,186	2,184
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7), (9)	05/23/2024	Media	—	—	2,869	—	(50)
Any Hour Services	07/21/2027	Energy Equipment and Services	11.22%	3M SOFR+585	6,395	6,326	6,267
Any Hour Services (Revolver) (7), (9)	07/21/2027	Energy Equipment and Services	—	—	1,147	—	(23)
Apex Service Partners, LLC	07/31/2025	Diversified Consumer Services	10.52%	3M SOFR+525	6,160	6,132	6,145
Apex Service Partners, LLC Term Loan B	07/31/2025	Diversified Consumer Services	11.04%	3M SOFR+550	294	294	294
Apex Service Partners, LLC Term Loan C	07/31/2025	Diversified Consumer Services	10.68%	3M SOFR+525	12,826	12,732	12,793
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Diversified Consumer Services	10.86%	3M SOFR+525	1,153	1,153	1,150
Apex Service Partners, LLC (Revolver) (7), (9)	07/31/2025	Diversified Consumer Services	—	—	692	—	(2)
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	3M SOFR+615	8,891	8,784	8,714
Applied Technical Services, LLC (Unfunded Term Loan)	12/29/2026	Commercial Services & Supplies	—	—	582	—	(6)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Commercial Services & Supplies	13.25%	3M SOFR+475	509	509	499
Applied Technical Services, LLC (Revolver) (7), (9)	12/29/2026	Commercial Services & Supplies	—	—	764	—	(15)
Arcfield Acquisition Corp.	08/03/2029	Aerospace and Defense	11.62%	1M SOFR+625	6,526	6,429	6,461
Arcfield Acquisition Corp. (Revolver) (9)	08/04/2028	Aerospace and Defense	—	—	1,379	—	(14)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	11.14%	3M SOFR+575	4,950	4,862	4,604
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare Equipment and Supplies	11.81%	1M SOFR+650	107	107	107
BioDerm, Inc. (Revolver) (9)	01/31/2028	Healthcare Equipment and Supplies	—	—	964	—	(5)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	11.79%	3M SOFR+640	631	628	622
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan	09/17/2026	Distributors	—	—	2,624	—	(26)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distributors	13.75%	3M SOFR+525	274	274	270
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	2,469	—	(37)
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	11.50%	3M SOFR+626	3,324	3,324	3,324
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	12.43%	3M SOFR+688	25,674	25,499	25,224
By Light Professional IT Services, LLC (Revolver) (7)(9)	05/16/2025	High Tech Industries	—	—	3,507	—	(61)
Cadence Aerospace, LLC (7)	11/14/2023	Aerospace and Defense	12.07%	3M SOFR+665	980	980	980
			(PIK 9.50%)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	11.39%	3M SOFR+600	13,076	12,907	13,076
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	11.39%	3M SOFR+600	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7)(9)	06/14/2028	Distributors	—	—	927	—	-
CF512, Inc.	08/20/2026	Media	11.59%	3M SOFR+619	5,980	5,930	5,860
CF512, Inc. (Revolver) (7), (9)	08/20/2026	Media	—	—	955	—	(19)
CHA Holdings, Inc.	04/10/2025	Environmental Industries	10.15%	3M SOFR+476	1,564	1,562	1,564
Challenger Performance Optimization, Inc.	08/31/2024	Business Services	12.18%	3M L+675	237	237	230
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.99%	3M SOFR+525	8,925	8,891	8,925
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Professional Services	10.94%	3M SOFR+555	141	141	141
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	1,265	—	—
Connatix Buyer, Inc.	07/13/2027	Media	11.16%	1M SOFR+576	3,814	3,761	3,681
Connatix Buyer, Inc. (7), (9)	07/13/2027	Media	—	—	1,234	—	(43)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.90%	3M SOFR+551	882	871	878
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	10.90%	3M SOFR+551	135	135	134
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Commercial Services & Supplies	—	—	202	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal Products	11.24%	3M SOFR+585	4,383	4,328	4,383
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.79%	3M SOFR+640	16,266	16,142	16,070
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	1,426	—	(17)
Duraco Specialty Tapes LLC	06/30/2024	Containers and Packaging	11.93%	1M SOFR+650	3,445	3,407	3,393
ECL Entertainment, LLC	08/31/2030	Hotels, Restaurants and Leisure	10.14%	1M SOFR+475	5,000	4,900	4,985
eCommission Financial Services, Inc. (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	10.43%	1M SOFR+510	4,599	4,599	4,599
eCommission Financial Services, Inc. (Revolver) (7), (9), (10)	10/05/2023	Banking, Finance, Insurance & Real Estate	—	—	5,000	—	—
EDS Buyer, LLC - Unfunded Term Loan	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	6,750	—	(17)
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,025	—	(30)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2024	Media: Diversified and Production	13.15%	3M SOFR+776	7,645	7,651	5,352
ETE Intermediate II, LLC (Revolver) (9)	05/25/2029	Diversified Consumer Services	—	—	1,656	—	(28)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(14)
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.43%	1M SOFR+710	4,569	4,488	4,500
Five Star Buyer, Inc. - DDTL B Unfunded	02/23/2028	Hotels, Restaurants and Leisure	—	—	837	—	(13)
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	—	(11)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	$215	$215
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.96%	3M SOFR+660	3,279	3,252	3,115
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.98%	3M SOFR+550	736	729	729
Graffiti Buyer, Inc. (7), (9)	12/8/2023	Trading Companies & Distributors	—	—	332	—	—
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Trading Companies & Distributors	10.98%	3M SOFR+575	269	269	266
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	596	—	(6)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	3M SOFR+560	4,172	4,112	4,068
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.92%	1M SOFR+560	335	335	327
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	415	—	(10)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	6M SOFR+585	4,913	4,835	4,913
Holdco Sands Intermediate, LLC (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	—
HW Holdco, LLC	12/10/2024	Media	11.70%	3M SOFR+640	9,000	8,973	8,865
HW Holdco, LLC (Revolver)	12/10/2024	Media	11.82%	3M SOFR+640	116	116	114
HW Holdco, LLC (Revolver) (7), (9)	12/10/2024	Media	—	—	1,335	—	(20)
IG Investments Holdings, LLC (7)	09/22/2028	Professional Services	11.45%	3M SOFR+610	4,428	4,356	4,362
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (9)	11/15/2027	Software	—	—	1,657	—	(8)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(18)
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.50%	3M SOFR+715	14,803	14,656	14,803
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	3M SOFR+685	2,089	2,089	2,089
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Commercial Services & Supplies	—	—	1,135	—	—
Infinity Home Services Holdco, Inc. (Revolver) (9)	12/28/2028	Commercial Services & Supplies	—	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.17%	1M SOFR+585	3,178	3,143	3,178
Infolinks Media Buyco, LLC- Unfunded Term Loan	11/01/2023	Media	—	—	387	—	4
Integrated Data Services (Revolver) (9)	08/01/2029	Professional Services	—	—	3,096	—	(72)
Integrative Nutrition, LLC	01/31/2025	Consumer Services	12.54%	3M SOFR+715	15,521	15,457	14,590
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.57%	3M SOFR+615	15,666	15,553	15,509
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	8,000	—	(40)
Integrity Marketing Acquisition, LLC (Revolver) (7), (9)	08/27/2026	Insurance	—	—	511	—	—
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.05%	1M SOFR+560	500	500	490
ITI Holdings, Inc. (Revolver) (9)	03/03/2028	IT Services	—	—	165	—	(3)
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+761	4,988	4,894	4,888
Inventus Power, Inc. (Revolver) (7), (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(35)
K2 Pure Solutions NoCal, L.P. (Revolver) (7), (9)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,429	—	—
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	3M SOFR+615	17,253	16,999	16,995
Kinetic Purchaser, LLC - (Revolver) (9)	11/10/2026	Personal Products	—	—	3,435	—	(52)
Lash OpCo, LLC	02/18/2027	Personal Products	11.88%	1M SOFR+675	10,404	10,264	10,300
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.15%	3M SOFR+675	2,086	2,086	2,065
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	986	—	(10)
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.83%	1M SOFR+643	7,544	7,537	7,454
			(PIK 5.50%)
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2024	Capital Equipment	11.02%	3M SOFR+565	1,721	1,721	1,700
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.79%	3M SOFR+640	3,709	3,677	3,663
Ledge Lounger, Inc. (Revolver) (9)	11/09/2026	Leisure Products	—	—	789	—	(10)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	10.67%	1M SOFR+535	22,543	22,282	22,317
Lightspeed Buyer Inc. (Revolver) (7) (9)	02/03/2026	Healthcare Technology	—	—	2,499	—	(25)
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	11.79%	3M SOFR+640	400	394	392
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Construction & Engineering	—	—	2,424	—	(12)
LJ Avalon Holdings, LLC (Revolver) (9)	01/31/2030	Construction & Engineering	—	—	1,130	—	(23)
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	12.39%	3M SOFR+700	19,263	18,894	18,974
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	12.39%	3M SOFR+700	1,861	1,861	1,833
Loving Tan Intermediate II, Inc. (Revolver)(7)(9)	05/31/2028	Personal Products	—	—	1,523	—	(23)
Lucky Bucks, LLC (11)	07/20/2027	Hotels, Restaurants and Leisure	0.00%	—	4,489	4,210	1,182
Lucky Bucks, LLC - DIP	10/20/2023	Hotels, Restaurants and Leisure	15.30%	3M SOFR+1000	160	158	160
MAG DS Corp.	04/01/2027	Aerospace and Defense	10.99%	3M SOFR+550	3,674	3,564	3,481
Mars Acquisition Holdings Corp.	05/14/2026	Media	11.04%	3M SOFR+565	8,728	8,616	8,640
Mars Acquisition Holdings Corp. (Revolver)(7)(9)	05/14/2026	Media	—	—	2,435	—	(24)
MBS Holdings, Inc. (Revolver)	04/16/2027	Internet Software and Services	11.17%	1M SOFR+585	185	185	182
MBS Holdings, Inc. (Revolver)(7)(9)	04/16/2027	Internet Software and Services	—	—	972	—	(15)
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	11.09%	3M SOFR+625	2,041	2,003	1,997
MDI Buyer, inc. (Revolver) (7)	07/25/2028	Commodity Chemicals	10.91%	3M SOFR+600	361	361	353
MDI Buyer, inc. (Revolver) (9)	07/25/2028	Commodity Chemicals	—	—	412	—	(5)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	3M SOFR+565	1,978	1,954	1,929
Meadowlark Acquirer, LLC - Term Loan I (9)	12/10/2027	Professional Services	—	—	1,103	—	(17)
Meadowlark Acquirer, LLC - Term Loan II (9)	12/10/2027	Professional Services	—	—	9,483	—	(142)
Meadowlark Acquirer, LLC (Revolver) (9)	12/10/2027	Professional Services	—	—	1,693	—	(42)
Mission Critical Electronics, Inc.	03/28/2024	Capital Equipment	10.65%	SOFR +515	3,571	3,560	3,553
Mission Critical Electronics, Inc. (9)	03/28/2024	Capital Equipment	—	—	707	—	(1)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Mission Critical Electronics, Inc. (Revolver) (7), (9)	03/28/2024	Capital Equipment	—	—	1,325	—	(6)
Municipal Emergency Services, Inc.	10/01/2027	Distributors	11.04%	3M SOFR+565	1,181	1,144	1,155
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distributors	—	—	387	—	(9)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distributors	—	—	1,264	—	(28)
Municipal Emergency Services, Inc. (Revolver) (7)	10/01/2027	Distributors	11.04%	3M SOFR+565	379	379	370
Municipal Emergency Services, Inc. (Revolver) (7), (9)	10/01/2027	Distributors	—	—	568	—	(12)
Neptune Flood Incorporated - Revolver Unfunded	05/09/2029	Insurance	—	—	541	—	—
NBH Group LLC (Revolver) (7), (9)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	(34)
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	11.74%	3M SOFR+635	41,489	40,662	40,659
NORA Acquisition, LLC (Revolver) (7), (9)	08/31/2029	Healthcare Providers and Services	—	—	5,479	—	(110)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	11.68%	1M SOFR+636	8,516	8,397	8,516
ORL Acquisition, Inc. (7)	09/03/2027	Consumer Finance	12.84%	6M SOFR+725	4,900	4,828	4,459
ORL Acquisition, Inc. (Revolver) (7), (9)	09/03/2027	Consumer Finance	—	—	861	—	(77)
Output Services Group, Inc. (11)	06/27/2026	Business Services	0.00%	—	4,923	4,469	960
Owl Acquisition, LLC	02/04/2028	Professional Services	10.80%	6M SOFR+550	3,893	3,797	3,834
Ox Two, LLC	05/18/2026	Construction and Building	12.90%	3M SOFR+751	22,736	22,513	22,338
Ox Two, LLC (Revolver) (9)	05/18/2026	Construction and Building	—	—	3,387	—	(59)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Diversified Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc (Revolver) (9)	12/02/2026	Diversified Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	12.42%	1M SOFR+710	5,612	5,538	5,050
PL Acquisitionco, LLC - (Revolver) (9)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	2,290	—	(229)
PlayPower, Inc.	05/08/2026	Leisure Products	10.92%	3M SOFR+565	3,401	3,386	3,248
Pragmatic Institute, LLC - Unfunded Term Loan	07/06/2028	Professional Services	—	—	2,290	—	(80)
Pragmatic Institute, LLC (Revolver)	07/06/2028	Professional Services	11.17%	3M SOFR+575	1,526	1,526	1,458
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	11.74%	3M SOFR+635	6,647	6,578	6,547
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Electronic Equipment, Instruments, and Components	11.74%	3M SOFR+635	670	670	660
Questex, LLC	09/09/2024	Media: Diversified and Production	9.81%	3M SOFR+425	6,731	6,706	6,731
Questex, LLC (Revolver) (7), (9)	09/09/2024	Media: Diversified and Production	—	—	1,197	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	11.24%	3M SOFR+585	210	210	210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	315	—	—
Recteq, LLC	01/29/2026	Leisure Products	12.54%	3M SOFR+715	1,463	1,448	1,419
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(39)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.13%	3M SOFR+576	16,962	16,875	14,842
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	10.54%	3M SOFR+515	7,939	7,903	7,828
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.42%	1M SOFR+510	114	114	112
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	795	—	(11)
Riverside Assessments, LLC	03/10/2025	Professional Services	11.29%	3M SOFR+590	15,199	15,075	15,047
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan	06/15/2029	Professional Services	—	—	1,146	—	—
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	06/15/2029	Professional Services	—	—	860	—	(13)
Sales Benchmark Index LLC	01/03/2025	Professional Services	11.59%	3M SOFR+620	2,596	2,581	2,583
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	(7)
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	12.93%	1M SOFR+760	3,439	3,425	3,405
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	12.92%	1M SOFR+760	280	280	277
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	801	—	(8)
Schlesinger Global, Inc.	07/14/2025	Professional Services	12.07%	3M SOFR+715	14,490	14,428	14,019
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	12.52%	3M SOFR+715	1,495	1,495	1,446
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	375	—	(12)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.54%	3M SOFR+615	1,921	1,895	1,863
Sigma Defense Systems, LLC	12/18/2025	IT Services	14.04%	3M SOFR+865	10,277	10,123	10,123
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	IT Services	14.04%	3M SOFR+865	1,835	1,835	1,807
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2025	IT Services	—	—	786	—	(12)
Signature Systems Holding Company	05/03/2024	Commercial Services & Supplies	12.04%	1M L+665	9,708	9,688	9,708
Signature Systems Holding Company (Revolver) (9)	05/03/2024	Commercial Services & Supplies	—	—	1,747	—	—
Skopima Consilio Parent, LLC	05/17/2028	Business Services	9.93%	1M SOFR+450	600	588	587
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.97%	3M SOFR+450	2,437	2,437	2,190
Smile Brands Inc. (Revolver)	10/14/2025	Healthcare and Pharmaceuticals	10.11%	1M SOFR+450	1,508	1,508	1,355
Smile Brands Inc. LC (Revolver) (7), (9)	10/14/2025	Healthcare and Pharmaceuticals	—	—	108	—	(11)
Solutionreach, Inc.	01/17/2024	Healthcare Technology	12.37%	1M SOFR+700	4,657	4,650	4,638
Solutionreach, Inc. (Revolver) (7), (9)	01/17/2024	Healthcare Technology	—	—	833	—	(3)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	11.03%	3M SOFR+565	2,061	2,037	2,016
Spendmend Holdings LLC - Unfunded Term Loan	03/01/2024	Healthcare Technology	—	—	1,707	—	(25)
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	11.03%	1M SOFR+565	357	357	349
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	(12)
STV Group Incorporated	12/11/2026	Construction & Engineering	10.67%	1M SOFR+535	4,752	4,724	4,657
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.49%	6M SOFR+615	18,373	18,109	18,171
System Planning and Analysis, Inc. (Revolver) (9) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	5,188	—	(57)
Teneo Holdings LLC	07/18/2025	Diversified Financial Services	10.67%	1M SOFR+535	5,733	5,683	5,725

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	3M SOFR+665	5,421	5,374	5,340
The Bluebird Group LLC	07/28/2026	Professional Services	12.79%	3M SOFR+740	2,368	2,331	2,359
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	(3)
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	11.67%	1M SOFR+635	1,979	1,949	1,961
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	11.67%	1M SOFR+635	305	305	303
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	606	—	(5)
TPC Canada Parent, Inc. and TPC US Parent, LLC (5), (10)	11/24/2025	Food Products	10.90%	3M SOFR+565	4,813	4,793	4,813
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.81%	3M SOFR+640	4,316	4,280	4,316
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.90%	3M SOFR+565	11,928	11,803	10,879
Tyto Athene, LLC (Revolver) (7), (9)	04/01/2026	IT Services	—	—	1,040	—	(94)
Walker Edison Furniture, LLC - Term Loan	03/31/2027	Wholesale	12.18%	1M SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company, LLC - Funded Junior Revolver	03/31/2027	Wholesale	11.68%	1M SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Wholesale	—	—	333	—	—
Wildcat Buyerco, Inc.	02/27/2026	Electronic Equipment, Instruments, and Components	10.54%	3M SOFR+515	7,646	7,579	7,570
Wildcat Buyerco, Inc. (Revolver) (9)	02/27/2026	Electronic Equipment, Instruments, and Components	—	—	534	—	(5)
Zips Car Wash, LLC	03/01/2024	Automobiles	12.67%	1M SOFR+735	13,249	13,206	12,818
Total First Lien Secured Debt						683,940	665,725
Second Lien Secured Debt—0.0%
Mailsouth Inc. (11)	04/23/2025	Media: Advertising, Printing and Publishing	—	—	1,161	965	-
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.50%	3M SOFR+1,010	150	148	149
Total Second Lien Secured Debt						1,113	149
Preferred Equity— 1.8% (6)
Ad.net Holdings, Inc. (7)	—	Media	—	—	6,720	672	757
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	2,018	1,633
Cartessa Aesthetics, LLC (Preferred) (8)	—	Distributors	—	—	1,437,500	1,438	2,007
Gauge Lash Coinvest LLC (Preferred)	—	Personal Products	—	—	108,546	586	1,319
Gauge Schlesinger Coinvest LLC (Preferred Equity)	—	Professional Services	—	—	64	64	47
Imagine Topco, LP	—	Software	8.00%	—	1,236,027	1,236	1,246
Magnolia Topco LP - Class A Preferred Equity (8)	—	Automobiles	—	—	5	5	6
Magnolia Topco LP - Class B Preferred Equity (8)	—	Automobiles	—	—	28	17	24
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	835	1,112
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	733	733	489
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,327	133	-
PL Acquisitionco, LLC (Preferred Equity)	—	Textiles, Apparel and Luxury Goods	—	—	61	61	66
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	12.00%	—	1,323	1,323	2,158
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—	—	409	409	598
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	37	35	45
UniTek Global Services, Inc. -	—	Telecommunications	20.00%	—	343,861	344	64
Super Senior Preferred Equity (7)
UniTek Global Services, Inc. - Senior Preferred Equity (7)	—	Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)	—	Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						11,028	11,571
Common Equity/Warrants— 14.5% (6)
A1 Garage Equity, LLC(8)	—	Commercial Services & Supplies	—	—	647,943	648	691
Ad.net Holdings, Inc. (7)	—	Media	—	—	7,467	75	—
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Goods: Durable	—	—	8,893	245	—
AG Investco LP (7), (8)	—	Software	—	—	805,164	805	1,074
AG Investco LP (7), (8), (9)	—	Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)	—	IT Services	—	—	1,437,500	1,437	1,456
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)	—	Media	—	—	2,018	—	—
Athletico Holdings, LLC (8)	—	Healthcare Providers and Services	—	—	4,678	5,000	4,516
BioDerm Holdings, LP	—	Healthcare Equipment and Supplies	—	—	1,313	1,313	1,514
Burgess Point Holdings, LP	—	Auto Components	—	—	100	100	109
By Light Investco LP (7), (8)	—	High Tech Industries	—	—	22,789	849	11,610
Connatix Parent, LLC (7)	—	Media	—	—	38,278	421	222
Crane 1 Acquisition Parent Holdings, L.P. (7)	—	Commercial Services & Supplies	—	—	130	120	199
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)	—	IT Services	—	—	760,273	747	1,358
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8),(9)	—	IT Services	—	—	244,597	—	—
eCommission Holding Corporation (7), (10)	—	Banking, Finance, Insurance & Real Estate	—	—	20	251	463
EDS Topco, LP	—	Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,062
Exigo, LLC	—	Software	—	—	541,667	542	612
FedHC InvestCo LP (7),(8)	—	Aerospace and Defense	—	—	21,665	727	3,062
FedHC InvestCo LP (7),(8),(9)	—	Aerospace and Defense	—	—	7,566	—	—
Five Star Parent Holdings, LLC	—	Hotels, Restaurants and Leisure	—	—	655,714	656	800
Gauge ETE Blocker, LLC	—	Diversified Consumer Services	—	—	374,444	374	371
Gauge Lash Coinvest LLC (7)	—	Personal Products	—	—	1,485,953	227	6,810
Gauge Loving Tan, LP	—	Personal Products	—	—	2,481,781	2,482	2,088
Gauge Schlesinger Coinvest LLC (7)	—	Professional Services	—	—	465	476	344
Gauge TVC Coinvest, LLC (TVC Enterprises, LLC) (7)	—	Professional Services	—	—	391,144	—	1,153
GCOM InvestCo LP (7)	—	IT Services	—	—	19,184	3,342	3,165
Go Dawgs Capital III, LP	—	Building Products	—	—	324,675	325	711
(American Insulated Glass, LLC) (7), (8)
Hancock Claims Consultants Investors, LLC (7), (8)	—	Insurance	—	—	450,000	448	338
HPA SPQ Aggregator LP	—	Professional Services	—	—	750,399	750	751
HV Watterson Holdings, LLC	—	Professional Services	—	—	100,000	100	111
Icon Partners V C, L.P.	—	Internet Software and Services	—	—	1,863,863	1,864	1,671

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2023

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Icon Partners V C, L.P. (7), (9)	—	Internet Software and Services	—	—	636,137	—	(66)
IIN Group Holdings, LLC	—	Consumer Services	—	—	1,000	1,000	—
(Integrative Nutrition, LLC) (7), (8)
Imagine Topco, LP (Common)	—	Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.	—	Commercial Services & Supplies	—	—	1,218,045	1,218	1,642
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7), (8)	—	Commercial Services & Supplies	—	—	5,811	573	844
ITC Infusion Co-invest, LP (8)	—	Healthcare Equipment and Supplies	—	—	116,032	1,160	1,268
ITC Rumba, LLC (Cano Health, LLC) (7),(8)	—	Healthcare and Pharmaceuticals	—	—	46,763	117	144
Kentucky Racing Holdco, LLC (8)	—	Hotels, Restaurants and Leisure	—	—	87,345	—	883
Kinetic Purchaser, LLC	—	Personal Products	—	—	1,734,775	1,735	2,508
KL Stockton Co-Invest LP (Any Hour Services) (7),(8)	—	Energy Equipment and Services	—	—	382,353	382	775
Lightspeed Investment Holdco LLC (7)	—	Healthcare Technology	—	—	585,587	586	1,588
LJ Avalon, LP	—	Construction & Engineering	—	—	1,638,043	1,638	1,736
Magnolia Topco LP - Class A Common Equity (8)	—	Automobiles	—	—	5,144	—	—
Magnolia Topco LP - Class B Common Equity (8)	—	Automobiles	—	—	28,231	—	—
Mars Intermediate Holdings II, Inc. (7)	—	Media	—	—	835	—	468
MDI Aggregator, LP	—	Commodity Chemicals	—	—	10,761	1,077	1,155
Meadowlark Title, LLC (8)	—	Professional Services	—	—	819,231	805	—
MSpark, LLC	—	Media: Advertising, Printing and Publishing	—	—	3,988	1,287	—
Municipal Emergency Services, Inc. (7)	—	Distributors	—	—	1,973,370	2,005	2,230
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)	—	Leisure Products	—	—	1,494	1,448	101
NORA Parent Holdings, LLC	—	Healthcare Providers and Services	—	—	2,544	2,544	2,544
North Haven Saints Equity Holdings, LP (8)	—	Healthcare Technology	—	—	223,602	224	223
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)	—	IT Services	—	—	14,960	15	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)	—	Aerospace and Defense	—	—	173,638	1,614	3,768
OHCP V BC COI, L.P.	—	Distributors	—	—	743,750	744	650
OHCP V BC COI, L.P. (9)	—	Distributors	—	—	506,250	—	(64)
ORL Holdco, Inc. (7)	—	Consumer Finance	—	—	1,474	15	—
PennantPark-TSO Senior Loan Fund, LP (7)	—	Financial Services	—	—	11,167,847	11,168	9,345
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	1,006
Pink Lily Holdco, LLC (PL Acquisitions, LLC) (8)	—	Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	55
Pragmatic Institute, LLC	—	Professional Services	—	—	610,583	611	238
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	312
QuantiTech InvestCo LP (7), (8)	—	Aerospace and Defense	—	—	712	68	446
QuantiTech InvestCo LP (7), (8), (9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8),	—	Aerospace and Defense	—	—	40	24	26
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)	—	Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,052
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)	—	Professional Services	—	—	64,634	646	515
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	235
Signature CR Intermediate Holdco, Inc. (7)	—	Commercial Services & Supplies	—	—	70	70	1,784
SP L2 Holdings, LLC (Ledge Lounger, Inc.)	—	Leisure Products	—	—	360,103	360	247
SSC Dominion Holdings, LLC	—	Capital Equipment	—	—	24	23	1,098
Class B (US Dominion, Inc.) (7)
StellPen Holdings, LLC (CF512, Inc.) (7)	—	Media	—	—	161,538	161	178
TAC LifePort Holdings, LLC (7),(8)	—	Aerospace and Defense	—	—	533,833	524	850
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8)	—	Media	—	—	219,056	206	388
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC)(8) (9)	—	Media	—	—	146,550	—	—
TPC Holding Company, LP (5), (7), (8), (10)	—	Food Products	—	—	21,527	21	212
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)	—	Construction & Engineering	—	—	749	1	1
UniTek Global Services, Inc.(C)	—	Telecommunications	—	—	213,739	—	—
UniTek Global Services, Inc. (W)	—	Telecommunications	—	—	23,889	—	—
UniVista Insurance (7),(8)	—	Insurance	—	—	400	362	555
Urology Partners Co., L.P.	—	Healthcare Providers and Services	—	—	694,444	694	653
Walker Edison Holdco LLC	—	Healthcare Providers and Services	—	—	36,458	3,393	1,766
WCP IvyRehab QP CF Feeder, LP(8)	—	Healthcare Providers and Services	—	—	3,715,012	3,754	4,319
WCP IvyRehab QP CF Feeder, LP (8), (9)	—	Healthcare Providers and Services	—	—	284,988	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)	—	Electronic Equipment, Instruments, and Components	—	—	2,240	224	794
Total Common Equity/Warrants						72,159	94,733
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						768,240	772,178
Investments in Controlled, Affiliated Portfolio Companies—45.1% (3), (4)
First Lien Secured Debt—36.8%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.94%	3M SOFR+550	3,582	3,582	3,582
Marketplace Events, LLC - Super Priority First Lien (7), (9)	09/30/2025	Media: Diversified and Production	—	—	3,261	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.94%	3M SOFR+550	26,771	20,931	26,770
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	05/06/2024	Financial Services	13.33%	3M SOFR+800	210,088	210,088	210,088
Total First Lien Secured Debt						234,601	240,440
Equity Interests—8.3%
New MPE Holdings, LLC (Marketplace Events, LLC) (7),(8)	—	Media: Diversified and Production	—	—	349	—	3,675
PennantPark Senior Secured Loan Fund I LLC (7), (9), (10)	—	Financial Services	—	—	90,038	90,038	50,881
Total Equity Interests						90,038	54,556
Total Investments in Controlled, Affiliated Portfolio Companies						324,639	294,996
Total Investments—163.3%						1,092,878	1,067,174
Cash and Cash Equivalents—15.3%
Money Market - BlackRock Federal FD Institutional 81						100,555	100,555
Total Cash and Cash Equivalents						100,555	100,555
Total Investments and Cash Equivalents—178.6%						$1,193,433	$1,167,729
Liabilities in Excess of Other Assets—(78.6)%							(514,124)
Net Assets—100.0%							$653,605

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
(11)
Non-accrual security

Note: All investments are in US Companies unless noted otherwise.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

We execute our investment strategy directly and through our wholly owned subsidiaries, our unconsolidated joint venture and unconsolidated limited partnership. The term "subsidiary" means entities that primarily engage in investment activities in securities or other assets are wholly owned by us. The Company does not intend to create or acquire primary control of an entity which primarily engages in investment activities of securities or other assets other than entities wholly owned by the Company. We comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Investment Adviser, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

We have entered into an investment management agreement, or the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, or the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate.

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $636 million at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 11.

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

In November 2017, we issued $138.6 million of our 2023 Notes. The principal on the 2023 Notes were payable in four annual installments as follows: 15% of the original principal amount on December 15, 2020, 15% of the original principal amount on December 15, 2021, 15% of the original principal amount on December 15, 2022 and 55% on December 15, 2023. On December 15, 2023, the remaining outstanding 2023 Notes were repaid in full. The 2023 Notes were general, unsecured obligations and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2023 Notes were listed on the TASE and, in connection with this offering, we dual listed our common stock on the TASE.

On February 7, 2024 the Company filed a notice with the Israel Securities Authority and the TASE voluntarily requesting to de-list the Company's common stock from trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the de-listing of the Company's common stock from the TASE took effect on May 8, 2024.

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt is secured by a diversified portfolio of primarily middle market loans and participation interest in middle market loans. The 2036-R Asset Backed Debt is schedule to mature in July 2036.

On February 22, 2024, the 2036 Securitization Issuer completed the 2036 Securitization. The 2036 Asset-Backed Debt is secured by a diversified portfolio of the 2036-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2036 Asset-Backed Debt is scheduled to mature in April 2036. On the closing date of the 2036 Securitization, in consideration of our transfer to the 2036 Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly-owned subsidiaries. See Note 11.

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

SEPTEMBER 30, 2024

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

On February 4, 2022, we formed PFLT Investment Holdings II, LLC, a Delaware limited liability company ("Holdings II"), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PFLT Investment Holdings, LLC ("Holdings") to Holdings II. Effective as of January 1, 2024, Holdings II made an election to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss, and deductions attributable to Holdings' investments.

In July 2024, the Company established a $500.0 million ATM Program and terminated the existing $250.0 million ATM Program, each an at the market offering program, or "ATM Program", and together "ATM Programs".

During the years ended September 30, 2024, and 2023 we issued 18,845,194 and 9,089,064 shares of our Common Stock, respectively, under ATM Programs at a weighted-average price of $11.35 and $11.03 per share, respectively, raising $213.3 million and $100.2 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $0.8 million and $0.5 million, respectively, of legal and other offering costs associated with establishing the ATM Programs. As of September 30, 2024, and 2023, we had $437.3 million and $154.1 million available under the respective ATM Programs.

Since inception of the ATM Programs through September 30, 2024, we issued 27,848,081 shares of our Common Stock under the ATM Programs at a weighted-average price of $11.22, raising $312.5 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $1.2 million of legal and other offering costs associated with establishing the ATM Programs.

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

SEPTEMBER 30, 2024

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, we had three portfolio companies on non-accrual, representing 0.9% and 0.2% percent of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the years ended September 30, 2024, 2023 ,and 2022, we recorded a provision for taxes on net investment income of $1.1 million, $1.0 million and $0.4 million, respectively, pertaining to federal excise tax.

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

For the year ended September 30, 2024, the Company recognized a provision for taxes of $(0.1) million on unrealized appreciation on investments by the Taxable Subsidiary. For the year ended September 30, 2023, the Company recognized a provision for taxes of $(2.8) million on unrealized appreciation on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of September 30, 2024 and 2023, $1.7 million and $1.8 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of September 30, 2024 and 2023, the Company recognized a provision for taxes on realized gain on investments held by the Taxable Subsidiary of $0.1 million and $0.3 million, respectively.

During the year ended September 30, 2024, 2023 and 2022 the Company paid zero, zero, and $1.2 million, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of zero as of September 30, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements of assets and liabilities to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company adopted ASU 2020-04, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

after December 15, 2023, and interim periods for our fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2024, 2023, and 2022, the Company recorded a base management fee expense of $14.9 million, $11.4 million, and $11.9 million, respectively.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2024, 2023, and 2022, the Company recorded incentive fees on net investment income of earned $18.1 million, $16.9 million, and $11.6 million, respectively.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2024, 2023, and 2022, the Company did not record an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for but, not payable, under GAAP on our unrealized and realized capital gains for the years ended September 30, 2024, 2023, and 2022 was zero, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2024, 2023, and 2022, we recorded administrative expenses of $2.2 million, $1.0 million, and $0.6 million, respectively, which are included in administrative services expenses on the consolidated statements of operations.

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

During the years ended September 30, 2024, 2023, and 2022, the Company made no purchases from and sold no investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Net realized losses on those sales for the same periods amounted to zero, zero, and zero, respectively.

For the years ended September 30, 2024, 2023, and 2022, we sold $253.6 million, $158.2 million, and $275.6 million of investments, respectively, in investments to PSSL at fair value and recognized less than $0.1 million, $(0.2) million, and $0.8 million of net realized gains (loss) for the same periods, respectively.

For the years ended September 30, 2024 and 2023, we sold no investments to PTSF.

As of September 30, 2024 and 2023, PFLT had payable to PSSL and PTSF of zero and $0.6 million, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and PTSF from PFLT in connection with trades between the funds.

As of September 30, 2024 and 2023, PFLT had a receivable from the Administrator of $0.3 million and zero, respectively, presented as Due from affiliate on the consolidated statements of assets and liabilities. This amount relates to agency fees collected on behalf of the Company.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2024, 2023, and 2022 totaled $1,411.2 million, $325.8 million, and $609.2 million, respectively. Sales and repayments of investments for the same years totaled $514.1 million, $399.1 million, and $495.2 million, respectively.

Investments and cash and cash equivalents consisted of the following (in thousands):

	September 30, 2024		September 30, 2023
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$1,521,496	$1,509,048	$708,452	$696,078
First lien in PSSL	237,650	237,650	210,088	210,088
Second lien	—	—	1,113	149
Subordinated Debt	2,632	2,693	—	—
Equity	131,312	177,635	83,188	109,978
Equity interests in PSSL	101,850	56,478	90,038	50,881
Total investments	1,994,940	1,983,504	1,092,878	1,067,174
Cash and cash equivalents	112,046	112,050	100,555	100,555
Total investments and cash and cash equivalents	$2,106,986	$2,095,554	$1,193,433	$1,167,729

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2024 (1)	September 30, 2023 (1)
Professional Services	8%	7%
Aerospace and Defense	7	6
Healthcare Providers and Services	6	9
IT Services	6	4
Personal Products	6	8
Diversified Consumer Services	5	3
Healthcare Technology	5	4
Media	5	9
Leisure Products	4	1
Construction & Engineering	4	1
Distributors	4	3
Electronic Equipment, Instruments, and Components	4	3
Commercial Services & Supplies	4	4
High Tech Industries	4	5
Media: Diversified and Production	4	6
Business Services	3	2
Auto Components	2	0
Healthcare, Education and Childcare	2	0
Construction and Building	1	3
Internet Software and Services	1	1
Capital Equipment	1	2
Chemicals, Plastics and Rubber	1	2
Diversified Financial Services	1	1
Marketing Services	1	0
Healthcare Equipment and Supplies	1	1
Building Products	1	0
Hotels, Restaurants and Leisure	1	2
Consumer Services	1	2
Automobiles	1	2
Food Products	1	1
Metals and Mining	1	0
Financial Services	1	1
Specialty Retail	1	0
All Other	2	7
Total	100%	100%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2024 and 2023, PSSL had total assets of $988.1 million and $869.4 million, respectively, and its investment portfolio consisted of investments in 109 and 105 portfolio companies, respectively. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSSL was $18.5 million and the five largest investments totaled $83.4 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2024 and 2023, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $210.1 million (additional $27.6 million unfunded), respectively, and equity interests of $101.9 million (zero remaining unfunded) and $90.0 million (additional $11.8 million unfunded), respectively.

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

In August 2023 PSSL entered into a $260.0 million (decreased from $325.0 million) senior secured revolving credit facility which bears interest at SOFR plus 260 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions. On January 2024, the maturity was extended to 2029 and the interest change to SOFR plus 280 basis points.

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

SEPTEMBER 30, 2024

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

Below is a summary of PSSL’s portfolio at fair value ($ in thousands):

	September 30, 2024	September 30, 2023
Total investments	$913,281	$785,859
Weighted average cost yield on income producing investments	11.4%	12.1%
Number of portfolio companies in PSSL	109	105
Largest portfolio company investment	$21,274	$18,463
Total of five largest portfolio company investments	$97,292	$83,365

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

Below is a listing of PSSL’s individual investments as of September 30, 2024 (par and $ in thousands):

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,404.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	SOFR+610	2,903	$2,855	$2,903
ACP Avenu Buyer, LLC	10/2/2029	Business Services	10.58%	SOFR+525	9,925	9,771	9,602
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.83%	SOFR+550	18,762	18,434	18,837
Ad.net Acquisition, LLC	5/7/2026	Media	11.28%	SOFR+626	8,708	8,658	8,708
Aeronix, Inc	12/18/2028	Aerospace and Defense	9.85%	SOFR+525	15,880	15,665	15,880
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.30%	SOFR+610	12,722	12,481	12,213
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,717	4,613	4,717
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,625	4,584	4,625
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	SOFR+590	11,155	11,058	10,988
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.56%	SOFR+625	11,115	10,967	11,059
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.85%	SOFR+525	9,975	9,836	9,825
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.35%	SOFR+575	4,900	4,828	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	11.18%	SOFR+625	15,423	15,167	15,423
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.70%	SOFR+650	8,888	8,797	8,776
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.00%	SOFR+640	14,974	14,779	14,718
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	SOFR+600	5,546	5,523	5,435
Broder Bros., Co.	12/4/2025	Consumer Products	10.97%	SOFR+611	2,274	2,274	2,274
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.20%	SOFR+535	442	417	416
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.18%	SOFR+698	13,084	13,059	13,084
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.60%	SOFR+550	15,243	15,025	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.35%	SOFR+575	9,539	9,431	9,539
CF512, Inc.	8/20/2026	Media	11.21%	SOFR+619	6,751	6,682	6,649
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.96%	SOFR+400	6,708	6,506	6,540
Connatix Buyer, Inc.	7/13/2027	Media	10.53%	SOFR+561	3,775	3,734	3,775
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.71%	SOFR+586	2,068	2,051	2,052
Dr. Squatch, LLC	8/31/2027	Personal Products	9.95%	SOFR+535	14,562	14,398	14,562
DRI Holding Inc.	12/21/2028	Media	10.20%	SOFR+535	2,600	2,420	2,509
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.20%	SOFR+635	13,805	13,788	13,694
Dynata, LLC - First Out Term Loan (6)	7/15/2028	Diversified Consumer Services	10.38%	SOFR+526	1,360	1,264	1,358
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.88%	SOFR+576	8,439	8,439	7,769
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	8.85%	SOFR+400	4,963	4,894	4,973
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.35%	SOFR+575	8,865	8,763	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.20%	SOFR+635	12,546	12,418	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.56%	SOFR+650	12,249	12,032	12,249
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.60%	SOFR+575	9,268	9,132	9,176
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.65%	SOFR+450	10,117	10,071	10,128
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.43%	SOFR+615	3,696	3,689	3,511
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.45%	SOFR+560	3,723	3,686	3,685
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	SOFR+560	2,153	2,131	2,110
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,691	3,648	3,665
Hills Distribution, Inc	11/8/2029	Business Services	11.11%	SOFR+600	8,957	8,835	8,868
HW Holdco, LLC	5/10/2026	Media	11.18%	SOFR+590	3,486	3,475	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	10.20%	SOFR+510	9,154	9,018	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.45%	SOFR+685	6,029	5,932	6,089
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,287	11,274	9,707
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.46%	SOFR+761	8,164	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+565	3,900	3,855	3,900
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	SOFR+615	13,492	13,289	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.94%	SOFR+785	14,731	14,539	14,584
			(PIK 5.10%)
LAV Gear Holdings, Inc. (6)	10/31/2025	Capital Equipment	11.42%	SOFR+643	12,125	12,102	11,907
LAV Gear Holdings, Inc. - Term Loan Incremental	10/31/2025	Capital Equipment	11.64%	SOFR+640	2,861	2,856	2,810
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.15%	SOFR+535	11,330	11,258	11,330
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	10.48%	SOFR+525	2,559	2,516	2,559
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	11.10%	SOFR+650	7,407	7,288	7,296
Lucky Bucks, LLC - First-Out Term Loan (6)	10/2/2028	Hotel, Gaming and Leisure	12.77%	SOFR+765	259	259	259
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.77%	SOFR+765	518	518	518
MAG DS Corp	4/1/2027	Aerospace and Defense	10.20%	SOFR+550	2,218	2,143	2,085
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	12.13%	SOFR+701	357	357	337
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.38%	SOFR+801	452	452	310
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.63%	SOFR+726	1,675	1,675	490
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	9/30/2025	Media: Diversified and Production	10.38%	SOFR+540	1,845	1,845	1,845
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	0.00%		564	-	-
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	7/27/2026	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/2028	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	4/1/2028	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	3/1/2029	Wholesale	0.00%		5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	3/1/2029	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	3/1/2029	Wholesale	0.00%		83	-	(76)
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	2/27/2027	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/2024	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)

Total First Lien Secured Debt						920,485	906,532

Equity Securities - 10.5%
New Insight Holdings, Inc.		Diversified Consumer Services			116	2,031	2,031
Lucky Bucks, LLC		Hotel, Gaming and Leisure			74	2,062	904
New MPE Holdings, LLC		Media: Diversified and Production			-	-	2,710
Output Services Group, Inc		Business Services			126	1,012	1,104
Walker Edison Furniture - Common Equity		Wholesale			36	3,393	-
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0%						928,983	913,281
Cash and Cash Equivalents - 106.0%
BlackRock Federal FD Institutional 30						68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0%						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)%							(917,163)
Members' Equity—100.0%							$64,547

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate or "SOFR". The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. All securities are subject to a SOFR floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSSL’s accounting policy.
(3)
Represents the purchase of a security with a delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(4)
Non-accrual security.
(5)
Partial PIK non-accrual security.
(6)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VI, LLC, or, 3) securing the 2036 Asset-Backed Debt and held through PennantPark CLO II, Ltd.
(7)
All investments are in US Companies unless noted otherwise.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

Below is a listing of PSSL’s individual investments as of September 30, 2023 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 1,347.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	11.84%	SOFR+660	2,940	$2,886	$2,925
Ad.net Acquisition, LLC	5/7/2026	Media	11.65%	SOFR+626	8,798	8,723	8,754
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.24%	SOFR+600	12,852	12,535	12,338
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media: Advertising, Printing & Publishing	11.04%	SOFR+550	5,001	4,971	4,913
Anteriad Holdings Inc (fka MeritDirect) March 2023	5/23/2024	Media: Advertising, Printing & Publishing	12.04%	SOFR+650	4,875	4,817	4,814
Any Hour Services	7/21/2027	Professional Services	11.59%	SOFR+585	7,510	7,348	7,360
Apex Service Partners, LLC	7/31/2025	Diversified Consumer Services	10.52%	SOFR+525	1,002	1,002	1,000
Apex Service Partners, LLC Term Loan B	7/31/2025	Diversified Consumer Services	11.04%	SOFR+550	2,187	2,187	2,181
Apex Service Partners, LLC Term Loan C	7/31/2025	Diversified Consumer Services	10.69%	SOFR+525	11,013	10,972	10,985
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	11.54%	SOFR+615	9,579	9,475	9,387
Applied Technical Services, LLC - DDTL Unfunded (3)	12/29/2026	Commercial Services & Supplies			194	-	(2)
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.62%	SOFR+625	9,218	9,093	9,126
Beta Plus Technologies, Inc.	7/1/2029	Business Services	11.14%	SOFR+575	4,950	4,863	4,604
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.79%	SOFR+640	15,132	14,928	14,905
Broder Bros., Co.	12/4/2025	Consumer Products	11.50%	SOFR+626	2,349	2,349	2,349
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.67%	SOFR+525	447	418	420
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.43%	SOFR+688	13,821	13,778	13,579
Cadence Aerospace, LLC	11/14/2023	Aerospace and Defense	12.07%	SOFR+665	4,011	4,010	4,011
			(PIK 2.00%)
Cartessa Aesthetics, LLC	6/14/2028	Distributors	11.39%	SOFR+600	9,636	9,509	9,636
CF512, Inc.	8/20/2026	Media	11.60%	SOFR+619	6,820	6,722	6,684
CHA Holdings, Inc.	4/10/2025	Construction and Engineering	10.15%	SOFR+476	5,499	5,455	5,499
Challenger Performance Optimization, Inc.	8/31/2024	Business Services	12.18%	SOFR+675	9,232	9,201	8,955
			(PIK 1.00%)
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	9.32%	SOFR+400	6,797	6,559	6,445
Connatix Buyer, Inc.	7/13/2027	Media	11.16%	SOFR+576	3,815	3,762	3,681
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.90%	SOFR+551	2,089	2,067	2,079
Dr. Squatch, LLC	8/31/2027	Personal Products	11.24%	SOFR+585	14,712	14,511	14,712
DRI Holding Inc.	12/21/2028	Media	10.67%	SOFR+525	2,627	2,418	2,394
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.79%	SOFR+640	14,429	14,376	14,256
Duraco Specialty Tapes LLC	6/30/2024	Containers and Packaging	11.89%	SOFR+650	10,904	10,838	10,740
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	10.07%	SOFR+475	5,000	4,900	4,985
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	11.64%	SOFR+625	8,955	8,833	8,821
Electro Rent Corporation	1/17/2024	Electronic Equipment, Instruments, and Components	11.00%	SOFR+550	2,219	2,200	2,171
Exigo Intermediate II, LLC	3/15/2027	Software	11.17%	SOFR+585	12,675	12,505	12,422
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.89%	SOFR+650	12,404	12,154	12,193
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.40%	SOFR+475	10,195	10,143	10,114
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.96%	SOFR+660	3,736	3,724	3,549
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.99%	SOFR+575	2,345	2,316	2,322
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	SOFR+560	2,250	2,217	2,194
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	SOFR+585	4,913	4,838	4,913
HW Holdco, LLC	12/10/2024	Media	11.75%	SOFR+640	3,014	2,988	2,968
Imagine Acquisitionco, LLC	11/15/2027	Software	10.72%	SOFR+535	9,248	9,075	9,110
Inception Fertility Ventures, LLC	12/31/2024	Healthcare Providers and Services	12.51%	SOFR+715	16,453	16,257	16,453
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	12.24%	SOFR+685	6,090	5,979	6,090
Integrated Data Services	8/1/2029	Business Services	11.87%	SOFR+650	18,904	18,532	18,463
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	12.54%	SOFR+700	11,105	11,083	10,439
						-	-
			(PIK 2.25%)
Integrity Marketing Acquisition, LLC	8/27/2026	Insurance	11.57%	SOFR+575	5,906	5,851	5,847
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.93%	SOFR+761	8,246	8,104	8,080
ITI Holdings, Inc.	3/3/2028	IT Services	11.06%	SOFR+560	3,940	3,886	3,861
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	SOFR+810	15,509	15,487	15,509
Kinetic Purchaser, LLC	11/10/2027	Personal Products	11.54%	SOFR+615	16,662	16,346	16,412
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+675	14,210	13,989	14,068
LAV Gear Holdings, Inc.	10/31/2024	Capital Equipment	11.74%	SOFR+643	15,042	14,997	14,862
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.70%	SOFR+535	12,056	11,911	11,935
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	11.77%	SOFR+640	2,585	2,537	2,534
Loving Tan Intermediate II, Inc.	5/26/2028	Consumer Products	12.39%	SOFR+700	7,481	7,337	7,369
Lucky Bucks, LLC (4)	7/20/2027	Hotel, Gaming and Leisure	0.00%		4,489	4,207	1,182
Lucky Bucks. LLC - OpCo DIP Loans	9/30/2025	Hotel, Gaming and Leisure	15.33%	SOFR+1000	160	158	160
MAG DS Corp	4/1/2027	Aerospace and Defense	10.99%	SOFR+550	2,097	2,007	1,986
Magenta Buyer, LLC	7/31/2028	Software	10.63%	SOFR+500	3,006	2,845	2,228
Marketplace Events, LLC - Super Priority First Lien Term Loan	9/30/2025	Media: Diversified and Production	10.94%	SOFR+525	647	647	647
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)	9/30/2025	Media: Diversified and Production			589	-	-
Marketplace Events, LLC	9/30/2026	Media: Diversified and Production	10.94%	SOFR+525	4,837	3,782	4,837
Mars Acquisition Holdings Corp.	5/14/2026	Media	11.04%	SOFR+565	11,588	11,476	11,472
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	11.17%	SOFR+585	7,859	7,758	7,749
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	11.32%	SOFR+600	6,380	6,271	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	11.04%	SOFR+565	2,372	2,336	2,312

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

Below is a listing of PSSL’s individual investments as of September 30, 2023 (continued):

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Output Services Group, Inc. (4)	6/27/2026	Business Services	0.00%	—	7,759	7,689	1,513
Owl Acquisition, LLC	2/4/2028	Professional Services	10.80%	SOFR+575	3,893	3,832	3,834
Ox Two, LLC	5/18/2026	Construction and Building	12.90%	SOFR+751	4,345	4,306	4,269
Peaquod Merger Sub, Inc.	12/2/2026	Diversified Financial Services	11.79%	SOFR+640	11,474	11,267	11,244
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.68%	SOFR+500	9,493	9,282	7,974
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	12.42%	SOFR+710	7,565	7,467	6,809
			(PIK 4.00%)
PlayPower, Inc.	5/8/2026	Consumer Goods: Durable	10.57%	SOFR+565	2,551	2,491	2,436
Pragmatic Institute, LLC	7/6/2028	Education	11.17%	SOFR+575	11,138	10,999	10,636
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	SOFR+635	2,803	$2,776	$2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	11.22%	SOFR+585	1,029	1,029	1,029
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	11.54%	SOFR+600	4,938	4,876	4,740
Recteq, LLC	1/29/2026	Leisure Products	12.54%	SOFR+700	4,875	4,825	4,729
Research Now Group, LLC and Dynata, LLC	12/20/2024	Diversified Consumer Services	11.13%	SOFR+576	12,432	12,322	10,878
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	11.52%	SOFR+625	3,749	3,676	3,692
Sales Benchmark Index LLC	1/3/2025	Professional Services	11.59%	SOFR+620	9,522	9,474	9,475
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.92%	SOFR+760	5,167	5,148	5,116
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	12.52%	SOFR+715	11,791	11,777	11,407
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+615	4,950	4,884	4,802
Sigma Defense Systems, LLC	12/18/2025	Aerospace and Defense	14.04%	SOFR+865	13,787	13,579	13,580
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	9.70%	SOFR+450	11,796	11,739	10,598
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.37%	SOFR+700	4,582	4,577	4,563
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	11.04%	SOFR+565	4,112	4,047	4,022
STV Group Incorporated	12/11/2026	Construction and Building	10.67%	SOFR+535	9,075	9,025	8,894
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.43%	SOFR+475	1,786	1,696	1,779
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	14,738	14,540	14,575
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	10.75%	SOFR+500	346	333	339
Teneo Holdings LLC	7/18/2025	Business Services	10.67%	SOFR+535	2,262	2,261	2,259
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+665	5,602	5,560	5,518
The Bluebird Group LLC	7/27/2026	Professional Services	12.79%	SOFR+700	5,403	5,336	5,382
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	11.72%	SOFR+635	7,716	7,591	7,656
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.95%	SOFR+565	8,654	8,556	8,654
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	11.80%	SOFR+625	4,316	4,310	4,316
Tyto Athene, LLC	4/1/2028	IT Services	10.90%	SOFR+550	14,670	14,565	13,379
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	11.79%	SOFR+665	6,892	6,775	6,749
Walker Edison Furniture Company LLC (5)	3/31/2027	Wholesale	12.18%	SOFR+685	3,521	3,521	3,521
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (5)	3/31/2027	Wholesale	11.68%	SOFR+635	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(5)	3/31/2027	Wholesale			333
Wildcat Buyerco, Inc.	2/27/2026	Electronic Equipment, Instruments, and Components	10.54%	SOFR+515	10,565	10,491	10,460
Zips Car Wash, LLC	3/1/2024	Automobiles	12.67%	SOFR+735	16,732	16,660	16,188

Total First Lien Secured Debt						801,215	783,598
Equity Securities - 3.9%
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	495
Walker Edison Furniture - Common Equity	—	Wholesale			36	3,393	1,766
Total Equity Securities						3,393	2,261
Total Investments - 1,351.4%						804,608	785,859
Cash and Cash Equivalents - 133.2%
BlackRock Federal FD Institutional 30						77,446	77,446
Total Cash and Cash Equivalents						77,446	77,446
Total Investments and Cash Equivalents —1,484.6%						$882,054	$863,305
Liabilities in Excess of Other Assets — (1,384.6)%							(805,155)
Members' Equity—100.0%							$58,150

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
(5)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2032 Asset-Backed Debt and held through PennantPark CLO II, Ltd., or, 3) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VI, LLC.
(6)
All investments are in US Companies unless noted otherwise.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

Below are the consolidated statements of assets and liabilities for PSSL (in thousands):

	September 30, 2024	September 30, 2023
Assets
Investments at fair value (amortized cost—$928,983 and $804,608, respectively)	$913,281	$785,859
Cash and cash equivalents (cost—$68,429 and $77,446, respectively)	68,429	77,446
Interest receivable	4,722	5,179
Prepaid expenses and other assets	1,642	490
Due from affiliate	48	436
Total assets	988,122	869,410
Liabilities
Credit facility payable	146,100	48,600
2032 Asset-backed debt, net (par—$0 and $246,000)	—	243,973
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	243,934	243,483
2036 Asset-backed debt, net (par—$246,000 and $0, respectively)	244,372	—
Notes payable to members	271,600	240,100
Payable for investments purchased	86	13,466
Interest payable on notes to members	7,315	6,488
Interest payable on Credit facility and asset backed debt	9,281	14,291
Accrued expenses	822	859
Due to affiliate	65	—
Total liabilities	923,575	811,260
Commitments and contingencies (1)
Members' equity	64,547	58,150
Total liabilities and members' equity	$988,122	$869,410
(1)
As of both September 30, 2024 and 2023, PSSL had $0.6 million and $1.1 million unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSSL (in thousands):

	Year Ended September 30, 2024	Year Ended September 30, 2023
Investment income:
Interest	$109,094	$89,547
Other income	1,191	1,297
Total investment income	110,285	90,844
Expenses:
Interest and expenses on credit facility and asset-backed debt	54,814	42,797
Interest expense on notes to members	34,186	30,325
Administrative services expenses	2,354	2,103
Other general and administrative expenses (1)	1,464	1,116
Expenses before debt issuance costs	92,818	76,341
Debt issuance costs	999	—
Total expenses	93,817	76,341
Net investment income	16,468	14,503
Realized and unrealized (loss) gain on investments and debt:
Net realized (loss) gain on investments	(8,914)	(6,328)
Debt extinguishment	(705)	—
Net change in unrealized (depreciation) appreciation on investments	3,048	(3,171)
Net realized and unrealized gain (loss) on investments and debt	(6,571)	(9,499)
Net increase (decrease) in members' equity resulting from operations	$9,897	$5,004
(1)
No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Consolidated Statements of Operations.

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

SEPTEMBER 30, 2024

Level 3: Inputs that are unobservable for an asset or liability because they are based on our own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2031 Asset-Backed Debt, 2023 Notes and the Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt, our 2036 Asset-Backed Debt, our 2036-R Asset-Backed Debt and the Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$132,197	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,589,437	Market Comparable	Market yield	7.9% - 21.1% (9.1%)
First lien	25,063	Enterprise Market Value	EBITDA multiple	0.8x - 9.8x (3.4x)
Subordinated debt	2,688	Market Comparable	Market yield	11.8% - 16.5% (14.0%)
Subordinated debt	4	Enterprise Market Value	EBITDA multiple	5x
Equity	168,450	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (11.0x)
Total Level 3 investments	$1,917,839
Long-Term Credit Facility	$443,880	Market Comparable	Market Yield	5.4%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

Asset Category	Fair value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$25,521	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	875,133	Market Comparable	Market Yield	10.0% - 25.0% (12.6%)
First lien	5,512	Enterprise Market Value	EBITDA multiple	2.8x - 7.5x (7.4x)
Second lien	149	Market Comparable	Market Yield	14.8%
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Equity	100,489	Enterprise Market Value	EBITDA multiple	3.4x - 17.7x (12.1x)
Equity	144	Enterprise Market Value	DLOM	27.9%
Total Level 3 investments	$1,006,948
Long-Term Credit Facility and 2023 Notes	$85,619	Market Comparable	Market Yield	2.3%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, as applicable, 2023 Notes, 2026 Notes, 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2036 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at September 30, 2024
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,746,697	$—	$—	$1,746,697	$—
Second lien	2,692	—	—	2,692	—
Equity	234,115	—	—	168,450	65,665
Total investments	1,983,504	—	—	1,917,839	65,665
Cash and cash equivalents	112,050	112,050	—	—	—
Total investments and cash and cash equivalents	$2,095,554	$112,050	$—	$1,917,839	$65,665
Credit Facility payable	$443,880	$—	$—	$443,880	$—
2026 Notes payable (2)	183,832	—	183,832	—	—
2036 Asset-Backed Debt(2)	284,086	—	—	284,086	—
2036-R Asset-Backed Debt(2)	265,235	—	—	265,235	—
Total debt	$1,177,033	$—	$183,832	$993,201	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value in accordance with the specialized accounting guidance for investment companies, and thus have not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes, the 2036 Asset-Backed Debt, and the 2036-R Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

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

SEPTEMBER 30, 2024

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30, 2024
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$906,166	$100,782	$1,006,948
Net realized losses	(8,125)	8,347	222
Net change in unrealized depreciation	(77)	20,719	20,642
Purchases, PIK interest, net discount accretion and non-cash exchanges	1,320,051	89,599	1,409,650
Sales, repayments and non-cash exchanges	(471,318)	(48,305)	(519,623)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$1,746,697	$171,142	$1,917,839
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(9,278)	$23,754	$14,476

	Year Ended September 30, 2023
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$1,009,642	$95,285	$1,104,927
Net realized losses	(18,585)	2,148	(16,437)
Net change in unrealized depreciation	7,008	(11,977)	(4,969)
Purchases, PIK interest, net discount accretion and non-cash exchanges	302,095	20,417	322,512
Sales, repayments and non-cash exchanges	(393,994)	(5,091)	(399,085)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$906,166	$100,782	$1,006,948
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(9,771)	$(8,913)	$(18,684)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3) ($ in thousands):

	Years Ended September 30,
Long-Term Credit Facility and 2023 Notes	2024	2023
Beginning Balance (cost – $85,619 and $168,830, respectively)	$85,619	$167,563
Net change in unrealized (depreciation) appreciation included in earnings	26	2,090
Borrowings	606,455	65,000
Repayments	(248,220)	(224,709)
Net realized (gain) loss	—	(544)
Transfers in and/or out of Level 3	—	76,219
Ending Balance (cost – $443,855 and $85,619, respectively)	$443,880	$85,619

As of September 30, 2024, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	CAD 2,000	$1,455	$1,481	10/1/2024	$26

As of September 30, 2023, we did not have any outstanding non-U.S. dollar borrowings on the Credit Facility.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $6.5 million, zero, and zero relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2024, 2023, and 2022, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2036 Asset-Backed Debt.

For the years ended September 30, 2024, 2023, and 2022, the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized (appreciation) depreciation of approximately zero, $(2.3) million, and $(4.9) million, respectively. As of September 30, 2024 and 2023 , the net unrealized depreciation on

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

the Credit Facility and the 2023 Notes totaled approximately zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility and 2023 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2024 and 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2023	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$34,027	$8,258	$—	$14,822	$57,107	$5,180	$130	$—
PennantPark Senior Secured
Loan Fund I LLC *	260,969	39,375	—	(6,216)	294,128	29,913	14,875	—
Total Controlled Affiliates	$294,996	$47,633	$—	$8,606	$351,235	$35,093	$15,005	$—

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

Name of Investment	Fair Value at September 30, 2022	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$31,390	$1,413	$—	$1,226	$34,028	$4,513	$—	$—
PennantPark Senior Secured
Loan Fund I LLC *	$239,615	$28,438	$—	$(7,084)	$260,969	$26,534	$11,463	$—
Total Controlled Affiliates	$271,005	$29,850	$—	$(5,858)	$294,996	$31,047	$11,463	$—

* We and Kemper are the members of PSSL, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSSL make investments in the PSSL in the form of first lien secured debt and equity interests, and all portfolio and other material decisions regarding PSSL must be submitted to PSSL’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Kemper. Because management of PSSL is shared equally between us and Kemper, we do not believe we control PSSL for purposes of the 1940 Act or otherwise

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations:

	Years Ended September 30,
	2024	2023	2022
Numerator for net increase in net assets resulting from operations	$91,839	$39,261	$3,453
Denominator for basic and diluted weighted average shares	65,725,197	50,832,980	41,060,541
Basic and diluted net increase in net assets per share resulting from operations	$1.40	$0.77	$0.08

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

As of September 30, 2024 and 2023, the cost of investments for federal income tax purposes approximates amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes (in thousands):

	Years Ended September 30,
	2024	2023	2022
Decrease in paid-in capital	$(900)	$(531)	$(492)
Decrease in accumulated net realized loss	8	(1,645)	1,118
Increase in undistributed net investment income	892	2,176	(625)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2024	2022	2021
Net increase in net assets resulting from operations	$91,839	$39,261	$3,453
Net realized gain (loss) on investments	(177)	16,155	11,106
Net realized gain (loss) on debt	383	—	—
Net change in unrealized depreciation (appreciation) on investments and debt	(14,324)	12,075	34,023
Other book-to-tax differences	11,435	(5,081)	(549)
Other non-deductible expenses	2,220	1,924	993
Taxable income before dividends paid deduction	$91,376	$64,334	$49,026

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows (in thousands):

	As of September 30,
	2024	2023	2022
Undistributed ordinary income – tax basis	$30,316	$17,158	$11,141
Short-term realized loss carried forward	(16,286)	(16,544)	(24,655)
Long-term realized loss carried forward	(88,745)	(78,796)	(65,977)
Distributions payable and other book to tax differences	(11,639)	(5,959)	3,933
Net unrealized appreciation (depreciation) of investments and debt	(13,174)	(27,499)	(15,423)
Total accumulated deficit – book basis	$(99,528)	$(111,641)	$(90,981)

The tax characteristics of distributions declared are as follows (in thousands):

	Years Ended September 30,
	2024	2023	2022
Ordinary income (including short-term gains, if any)	$80,627	$60,451	$46,685
Long-term capital gain	—	—	—
Total distributions	$80,627	$60,451	$46,685
Total distributions per share based on weighted average shares	$1.23	$1.19	$1.14

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2024 and 2023, cash and cash equivalents consisted of money market funds, and non-money market in the amounts of $22.2 million and in the amounts of $89.8 million and $100.6 million and zero at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30 ($ in thousands, except share and per share data):

	2024	2023	2022	2021	2020
Per Share Data:
Net asset value, beginning of year	$11.13	$11.62	$12.62	$12.31	$12.97
Net investment income (1)	1.18	1.33	1.18	1.02	1.12
Net change in realized and unrealized (loss) gain (1)	0.22	(0.56)	(1.10)	0.44	(0.65)
Net increase in net assets resulting from operations (1)	1.40	0.77	0.08	1.46	0.47
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.23)	(1.19)	(1.14)	(1.14)	(1.14)
Distribution of realized gains	—	—	—	—	—
Total distributions to stockholders	(1.23)	(1.19)	(1.14)	(1.14)	(1.14)
(Dilutive) effect of common stock issuance	0.01	(0.08)	0.06	—	—
Net asset value, end of year	$11.31	$11.13	$11.62	$12.62	$12.31
Per share market value, end of year	$11.57	$10.66	$9.60	$12.79	$8.44
Total return (3)	20.99%	23.84%	(17.76)%	66.47%	(17.15)%
Shares outstanding at end of year	77,579,896	58,734,702	45,345,638	38,880,728	38,772,074
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.48%	5.90%	5.34%	3.77%	5.19%
Ratio of debt related expenses to average net assets (5)	9.12%	6.68%	5.85%	5.00%	5.63%
Ratio of total expenses to average net assets (5)	14.60%	12.58%	11.19%	8.77%	10.82%
Ratio of net investment income to average net assets (5)	10.44%	11.82%	9.55%	8.07%	9.00%
Net assets at end of year	$877,294	$653,605	$527,092	$490,611	$477,270
Weighted average debt outstanding	$803,084	$615,068	$698,765	$622,739	$737,209
Weighted average debt per share (1)	$12.22	$12.10	$17.06	$16.06	$19.01
Asset coverage per unit (6)	$1,742	$2,304	$1,784	$1,746	$1,677
Portfolio turnover ratio	29.66%	28.64%	45.03%	62.58%	35.08%

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2024, 2023, and 2022, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 8.5%, 6.2% and 4.5%, respectively. As of September 30, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2024 and 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 174% and 230%, respectively.

Credit Facility

Maximum borrowings under Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders upsized during the year and was $636.0 million (increased from $611.0 million in August 2024) as of September 30, 2024, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2029 and a revolving period that ends in August 2027. As of September 30, 2024 and 2023, Funding I had $443.9 million and $9.4 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 7.5% and 7.7%, exclusive of the fee on undrawn commitments as of September 30, 2024 and 2023, respectively. As of September 30, 2024 and 2023, we had $192.1 million and $376.6 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

During the revolving period, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2029. The Credit Facility is secured by all of the assets of Funding I. Both we and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2024, we were in compliance with the covenants relating to the Credit Facility.

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

2023 Notes

In November 2017, we issued $138.6 million aggregate principal amount of our 2023 Notes that matured on December 15, 2023. The 2023 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd., as trustee in November 2017. In connection with this offering, we have dual listed our common stock on the TASE. On February 7, 2024, the Company filed a notice with the Israel Securities Authority and the TASE voluntarily requesting to delist the Company's common stock from trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the delisting of the Company's common stock from the TASE took effect on May 8, 2024.

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

The 2023 Notes were general, unsecured obligations, rank equal in right of payment with all of PennantPark Floating Rate Capital Ltd.’s existing and future senior unsecured indebtedness and are generally redeemable at our option. The deed of trust governing the 2023 Notes includes certain customary covenants, including minimum equity requirements, and events of default. Please refer to the deed of trust filed as Exhibit (d)(8) to our post-effective amendment filed on December 13, 2017 for more information. In connection with this offering, we dual listed our common stock on the TASE. On February 7, 2024, the Company filed a notice with the Israel Securities Authority and the TASE voluntarily requesting to de-list the Company's common stock form trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the de-listing of the Company's stock from the TASE took effect on May 8, 2024.

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

SEPTEMBER 30, 2024

assets securing such indebtedness and structurally subordinated to all of our existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

2031 Asset-Backed Debt / 2036-R Asset-Backed Debt

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of September 30, 2024 and 2023, the Company had zero and $228.0 million, respectively, 2031 Asset-Backed Debt outstanding with a weighted average interest rate of zero and 7.1%, respectively. As of September 30, 2024 and 2023, the unamortized fees on the 2031 Asset-Backed Debt were zero and $1.2 million, respectively.

Our Investment Adviser serves as collateral manager to the Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On July 25, 2024, the Company closed the refinancing and upsize of a four-year reinvestment period, twelve-year final maturity $351.0 million debt securitization in the form of a collateralized loan obligation (the “2036-R Asset-Backed Debt”). The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the Issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by the Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, dated the closing date, by and among the Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The Replacement Debt matures in July 2036. The Replacement Debt was 100% funded at closing. The obligations of the Issuers under the Replacement are non-recourse to the Company. The Company will retain the Class D-R Notes and the Subordinated Notes through a consolidated subsidiary. As of September 30, 2024 and 2023, the Company had $266.0 million and zero, respectively, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 7.2% and zero, respectively. As of September 30, 2024 and 2023, the unamortized fees on the 2036-R Asset-Backed Debt were $0.8 million and zero, respectively.

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 8.1%. As of September 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $2.9 million.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2024

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2024 and 2023, we had $632.2 million and $155.5 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to zero and $39.4 million to PSSL as of September 30, 2024 and 2023, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2024, PennantPark Senior Secured Loan Fund I LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PennantPark Senior Secured Loan Fund I LLC for the years ended September 30, 2024, 2023, and 2022 are being filed herewith as Exhibit 99.3 and Exhibit 99.4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page [60] of this Form 10-K, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting

As of September 30, 2024, management remediated the material weakness previously identified as of September 30, 2023 relating to (a) the operation of our internal controls relating to the quarterly cash and investment reconciliations and (b) in the operating of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. Although this material weakness did not result in any material misstatement of our consolidated financial statements, there is a possibility it could have led to a material misstatement of account balances or disclosures that were not prevented or detected.

Management remediated the material weaknesses identified as of September 30, 2023 by enhancing (a) the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively, (b) existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively and (c) policies and procedures to demonstrate a commitment to improving our overall control environment.

As a result of the remediation activities, management has determined that management’s controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of September 30, 2023 has been remediated as of September 30, 2024.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.3

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

4.5	Form of 4.25% Notes due 2026 (Incorporated by reference to Exhibit 4.5 hereto).

4.6	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891) filed on November 20, 2019).

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

10.3

Third Amended and Restated Investment Advisory Management Agreement, dated as of May 20, 2024, between PennantPark Floating Rate Capital Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit (g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-279726), filed on June 21, 2024).

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

10.9

Amended and Restated Purchase and Contribution Agreement, dated as of August 12, 2021, among PennantPark Floating Rate Capital Ltd., as the seller, and PennantPark Floating Rate Funding I, LLC, as the buyer. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on August 18, 2021).

10.10

Equity Distribution Agreement, dated as of July 17, 2024, by and among PennantPark Floating Rate Capital Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Citizens JMP Securities, LLC, as the sales agent (Incorporated by reference to Exhibit 1.1 to the Registrants Current Report on Form 8-K (File No, 814-00891) filed on July 18, 2024).

10.11

Equity Distribution Agreement, dated as of July 17, 2024, by and among PennantPark Floating Rate Capital Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Citizens JMP Securities, LLC, as the sales agent (Incorporated by reference to Exhibit 1.2 to the Registrants Current Report on Form 8-K (File No, 814-00891) filed on July 18, 2024).

10.12

Equity Distribution Agreement, dated as of July 17, 2024, by and among PennantPark Floating Rate Capital Ltd., PennantPark Investment Advisers, LLC, PennantPark Investment Administration, LLC and Citizens JMP Securities, LLC, as the sales agent (Incorporated by reference to Exhibit 1.3 to the Registrants Current Report on Form 8-K (File No, 814-00891) filed on July 18, 2024).

10.13

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

10.14

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

10.15

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

10.16

Indenture, dated as of February 22, 2024, by and between PennantPark CLO VIII, LLC, as issuer, and Wilmington Trust, National Association, as trustee and as collateral agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on February 27, 2024).

10.17

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

10.18

Collateral Management Agreement, dated as of February 22, 2024, between PennantPark CLO VIII, LLC, as issuer, and PennantPark Investment Advisers, LLC, as collateral manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on February 27, 2024).

10.19

Master Loan Sale Agreement, dated as of February 22, 2024, among PennantPark Floating Rate Capital Ltd., as seller, PennantPark CLO VIII, LLC, as buyer, and PennantPark Floating Rate Funding I, LLC as the financing subsidiary (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-00891) filed on February 27, 2024).

10.20

Credit Agreement, dated July 25, 2024, by and among the PennantPark CLO I, Ltd, PennantPark CLO I, LLC, the various financial institutions and other persons party thereto, and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on July 29, 2024).

10.21

Amended and Restated Master Loan Sale Agreement, dated July 25, 2024, by and between PennantPark Floating Rate Capital Ltd., PennantPark CLO Depositor, LLC and PennantPark CLO I, Ltd. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on July 29, 2024).

10.22

Amended and Restated Collateral Management Agreement, dated July 25, 2024, by and between PennantPark CLO I, Ltd. and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on July 29, 2024).

10.23

Third Amendment to Revolving Credit and Security Agreement, dated August 8, 2024, by and among PennantPark Floating Rate Funding I, LLC as borrower, PennantPark Investment Advisers, LLC as collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent for the secured parties and swingline lender, and U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and back-up collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on August 9, 2024).

14.1	Joint Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00891), filed on December 8, 2023.

19.1	Insider Trading Policy (included in the Joint Code of Ethics of the Registrant) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00891), filed on December 8, 2023.

99.2*	Report of RSM US LLP on Senior Securities Table

99.3*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2024 and 2023.

99.4*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2023 and 2022.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00891), filed on December 8, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 25, 2024.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 25, 2024
Arthur H. Penn

/s/ RICHARD T. ALLORTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 25, 2024
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	November 25, 2024
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 25, 2024
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 25, 2024
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 25, 2024
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR.	Director	November 25, 2024
José A. Briones