Form 10-Q
period 2024-12-31
PennantPark Floating Rate Capital Ltd.
filed 2025-02-10
CIK 1504619

res

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 10, 2025 was 87,955,896.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to collectively our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. 2036 Securitization Issuer refers to PennantPark CLO VIII, LLC; “2036-Debt Securitization” refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; “2036 Asset-Backed Debt” refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the borrowing issuance of AAA(sf) Class A-1 floating rate loans. (the "Class A-1 Loans" with the 2036-Secured Notes.); “2036-R Securitization Issuers” refers to Securitization Issuer and PennantPark CLO I LLC; “2036-R Indenture” refers to that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024; “2036-R Asset-Backed Debt” refers to the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant the 2036-R Indenture (i) $203 million of A-1-R Notes, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30% (collectively, the “Secured Notes”), (B) the issuance by a 2036-R Securitization Issuer of $64 million of subordinated notes pursuant to the 2036-R Indenture (the “Subordinated Notes”) and (C) the borrowing by the Securitization Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05% (the “Class B-R Loans”). References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	December 31, 2024	September 30, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $1,894,793 and $1,622,669, respectively)	$1,907,349	$1,632,269
Controlled, affiliated investments (amortized cost— $339,500 and $372,271, respectively)	286,561	351,235
Total investments (amortized cost— $2,234,293 and $1,994,940, respectively)	2,193,910	1,983,504
Cash and cash equivalents (cost— $102,273 and $112,046, respectively)	102,262	112,050
Interest receivable	13,024	12,167
Receivables from investments sold	29,090	—
Distributions receivable	577	635
Due from affiliates	312	291
Prepaid expenses and other assets	5,026	198
Total assets	2,344,201	2,108,845
Liabilities
Credit Facility payable, at fair value (cost— $608,855 and $443,855, respectively)	608,791	443,880
2026 Notes payable, net (par—$185,000)	184,026	183,832
2036 Asset-Backed Debt, net (par—$287,000)	284,222	284,086
2036-R Asset-Backed Debt, net (par— $266,000)	265,268	265,235
Payable for investments purchased	471	20,363
Interest payable on debt	13,318	14,645
Distributions payable	8,698	7,834
Base management fee payable	5,264	4,588
Incentive fee payable	7,492	3,189
Accounts payable and accrued expenses	2,920	2,187
Deferred tax liability	1,080	1,712
Total liabilities	1,381,550	1,231,551
Commitments and contingencies (See Note 12)
Net assets
Common stock, 84,855,896 and 77,579,896 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	85	78
Paid-in capital in excess of par value	1,058,949	976,744
Accumulated deficit	(96,383)	(99,528)
Total net assets	$962,651	$877,294
Total liabilities and net assets	$2,344,201	$2,108,845
Net asset value per share	$11.34	$11.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Investment income:
From non-controlled, non-affiliated investments:
Interest	$47,463	$23,768
Dividend	577	508
Other income	1,480	1,763
From controlled, affiliated investments:
Interest	12,808	8,434
Dividend	4,375	3,500
Other income	306	—
Total investment income	67,009	37,973
Expenses:
Interest and expenses on debt	22,361	8,942
Performance-based incentive fee	7,492	4,863
Base management fee	5,264	2,951
General and administrative expenses	1,200	988
Administrative services expenses	500	626
Expenses before provision for taxes and financing costs	36,817	18,370
Provision for taxes on net investment income	225	154
Total expenses	37,042	18,524
Net investment income	29,967	19,449
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	1,181	(3,089)
Non-controlled and controlled, affiliated investments	25,493	—
Provision for taxes on realized gain on investments	(73)	—
Net realized gain (loss) on investments	26,601	(3,089)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	2,943	5,228
Controlled and non-controlled, affiliated investments	(31,904)	943
Provision for taxes on unrealized appreciation (depreciation) on investments	632	—
Debt appreciation (depreciation)	90	(62)
Net change in unrealized appreciation (depreciation) on investments and debt	(28,239)	6,109
Net realized and unrealized gain (loss) from investments and debt	(1,638)	3,020
Net increase (decrease) in net assets resulting from operations	$28,329	$22,469
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.35	$0.38
Net investment income per common share	$0.37	$0.33

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Net increase (decrease) in net assets from operations:
Net investment income	$29,967	$19,449
Net realized gain (loss) on investments	26,674	(3,089)
Net change in unrealized appreciation (depreciation) on investments	(28,961)	6,171
Net change in provision for taxes on realized and unrealized appreciation (depreciation) on investments	559	—
Net change in unrealized appreciation (depreciation) on debt	90	(62)
Net increase (decrease) in net assets resulting from operations	28,329	22,469
Distributions to stockholders:
Distribution of net investment income	(25,181)	(18,061)
Total distributions to stockholders	(25,181)	(18,061)
Capital transactions
Public offering	82,708	—
Offering costs	(499)	—
Net increase in net assets resulting from capital transactions	82,209	—
Net increase (decrease) in net assets	85,357	4,408
Net assets:
Beginning of period	877,294	653,605
End of period	$962,651	$658,013
Capital share activity:
Shares issued from public offering	7,276,000	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,329	$22,469
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	28,961	(6,171)
Net change in unrealized appreciation (depreciation) on debt	(90)	62
Net realized (gain) loss on investments	(26,674)	3,089
Net accretion of discount and amortization of premium	(5,687)	(1,026)
Purchases of investments	(606,916)	(302,598)
Payment-in-kind interest	(1,378)	(867)
Proceeds from dispositions of investments	401,300	103,803
Amortization of deferred financing costs	362	352
(Increase) decrease in:
Interest receivable	(857)	(1,213)
Distribution receivable	58	57
Receivable for investments sold	(29,090)	—
Prepaid expenses and other assets	(4,828)	874
Due from affiliate	(21)	(142)
Increase (decrease) in:
Payable for investments purchased	(19,892)	673
Interest payable on debt	(1,327)	(2,095)
Base management fee payable	676	192
Incentive fee payable	4,303	235
Deferred tax liability	(632)	—
Due to affiliates	—	(74)
Account payable and accrued expenses	733	459
Net cash provided by (used in) operating activities	(232,670)	(181,921)
Cash flows from financing activities:
Proceeds from public offering	82,708	—
Offering costs	(496)	—
Distributions paid to stockholders	(24,317)	(18,061)
Repayment of 2023 notes payable	—	(76,219)
Borrowings under Credit Facility	165,001	251,455
Net cash provided by (used in) financing activities	222,896	157,175
Net increase (decrease) in cash and cash equivalents	(9,774)	(24,746)
Effect of exchange rate changes on cash	(14)	17
Cash and cash equivalents, beginning of period	112,050	100,555
Cash and cash equivalents, end of period	$102,262	$75,826
Supplemental disclosures:
Interest paid	$23,326	$10,685
Taxes paid	$—	$160
Non-cash exchanges and conversions	$—	$5,067

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 198.1% (3), (4)
First Lien Secured Debt - 179.3%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	9.11%	3M SOFR+475	1,575	$1,557	$1,575
A1 Garage Merger Sub, LLC - Unfunded Term Loan (8)	12/22/2028	Commercial Services & Supplies	—	—	453	—	7
A1 Garage Merger Sub, LLC (Revolver) (6), (8)	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
ACP Avenu Buyer, LLC	10/02/2029	IT Services	9.84%	3M SOFR+525	14,086	13,877	13,698
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	04/02/2025	IT Services	—	—	5,621	—	(77)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2029	IT Services	9.84%	3M SOFR+525	847	847	824
ACP Avenu Buyer, LLC (Revolver) (6), (8)	10/02/2029	IT Services	—	—	2,960	—	(81)
ACP Falcon Buyer, LLC (Revolver) (6), (8)	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	05/06/2026	Media	10.59%	3M SOFR+626	4,825	4,799	4,825
Ad.net Acquisition, LLC - Funded Revolver	05/06/2026	Media	10.59%	3M SOFR+626	818	818	818
Ad.net Acquisition, LLC (Revolver) (6), (8)	05/06/2026	Media	—	—	426	—	—
Aechelon Technology, Inc.	08/16/2029	Aerospace and Defense	11.86%	3M SOFR+750	13,860	13,728	13,860
Aechelon Technology, Inc. - Unfunded Revolver (8)	08/16/2029	Aerospace and Defense	—	—	3,104	—	—
AFC Dell Holding Corp.	04/09/2027	Distributors	10.04%	3M SOFR+550	27,427	27,359	27,427
AFC Dell Holding Corp. - Unfunded Term Loan (8)	04/09/2027	Distributors	—	—	7,460	—	—
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	10.75%	3M SOFR+650	13,777	13,746	13,639
Anteriad, LLC (f/k/a MeritDirect, LLC)	06/30/2026	Media	10.23%	3M SOFR+590	12,809	12,666	12,809
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	06/30/2026	Media	10.23%	3M SOFR+590	2,070	2,057	2,070
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (6)	06/30/2026	Media	10.19%	3M SOFR+585	820	820	820
Anteriad, LLC (f/k/a MeritDirect, LLC) - (Revolver) (8)	06/30/2026	Media	—	—	2,050	—	—
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.23%	3M SOFR+590	12,565	12,470	12,411
Applied Technical Services, LLC - Unfunded Term Loan (8)	07/17/2025	Commercial Services & Supplies	—	—	3,990	—	(10)
Applied Technical Services, LLC (Revolver)	12/29/2026	Commercial Services & Supplies	12.75%	3M SOFR+475	2,031	2,031	2,006
Applied Technical Services, LLC (Revolver) (6), (8)	12/29/2026	Commercial Services & Supplies	—	—	262	—	(3)
Arcfield Acquisition Corp. (Revolver)	10/28/2031	Aerospace and Defense	9.17%	1M SOFR+500	19,540	19,517	19,491
Arcfield Acquisition Corp. (Revolver) (6), (8)	10/28/2031	Aerospace and Defense	—	—	2,874	—	(7)
Archer Lewis, LLC	08/28/2029	Healthcare Technology	10.08%	3M SOFR+575	20,281	20,087	20,078
Archer Lewis, LLC - Unfunded Term Loan A (8)	08/28/2025	Healthcare Technology	—	—	4,648	—	—
Archer Lewis, LLC - Unfunded Term Loan B (8)	08/28/2026	Healthcare Technology	—	—	21,267	—	—
Archer Lewis, LLC - Unfunded Revolver (8)	08/28/2029	Healthcare Technology	—	—	3,252	—	(33)
ARGANO, LLC	09/13/2029	Business Services	10.15%	3M SOFR+575	25,704	25,452	25,447
ARGANO, LLC - Unfunded Term Loan (8)	03/13/2025	Business Services	—	—	8,907	—	—
ARGANO, LLC – Unfunded Revolver (8)	09/13/2029	Business Services	—	—	1,421	—	(14)
Azureon, LLC	06/26/2029	Diversified Consumer Services	10.20%	3M SOFR+575	11,609	11,460	11,354
Azureon, LLC - Unfunded Term Loan (8)	06/26/2026	Diversified Consumer Services	—	—	10,359	—	(124)
Azureon, LLC - Unfunded Revolver (8)	06/26/2029	Diversified Consumer Services	—	—	2,580	—	(57)
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare Providers and Services	9.83%	3M SOFR+550	32,530	32,133	32,042
			(PIK 15.00%)
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (8)	12/21/2025	Healthcare Providers and Services	—	—	12,415	—	(62)
Beacon Behavioral Support Service, LLC - Unfunded Revolver (8)	06/21/2029	Healthcare Providers and Services	—	—	2,104	—	(32)
Best Practice Associates, LLC	11/08/2029	Aerospace and Defense	11.08%	3M SOFR+675	64,278	63,324	63,314
Best Practice Associates, LLC - Unfunded Revolver (8)	11/08/2029	Aerospace and Defense	—	—	5,732	—	(86)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	10.08%	1M SOFR+575	19,756	19,183	19,212
Big Top Holdings, LLC	02/28/2030	Construction & Engineering	10.11%	1M SOFR+575	29,602	29,120	29,602
Big Top Holdings, LLC - (Revolver) (8)	02/28/2030	Construction & Engineering	—	—	4,479	—	—
BioDerm, Inc. (Revolver)	01/31/2028	Healthcare Equipment and Supplies	11.03%	1M SOFR+650	964	964	952
BioDerm, Inc. (Revolver) (6), (8)	01/31/2028	Healthcare Equipment and Supplies	—	—	107	—	(1)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	9.73%	3M SOFR+540	8,199	8,146	8,057
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (8)	09/17/2026	Distributors	—	—	1,893	—	(14)
Blackhawk Industrial Distribution, Inc. (Revolver) (6)	09/17/2026	Distributors	11.04%	3M SOFR+640	679	679	668
Blackhawk Industrial Distribution, Inc. (8)	09/17/2026	Distributors	—	—	3,203	—	(55)
BLC Holding Company, Inc.	11/20/2030	Business Services	9.28%	3M SOFR+475	25,027	24,845	24,839
BLC Holding Company, Inc. - Unfunded Term Loan (8)	11/20/2026	Business Services	—	—	14,293	—	—
BLC Holding Company, Inc. - Unfunded Revolver (8)	11/20/2030	Business Services	—	—	4,398	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Boss Industries, LLC	12/27/2030	Independent Power and Renewable Electricity Producers	9.33%	3M SOFR+500	23,100	22,928	22,927
Boss Industries, LLC - Funded Revolver	12/27/2030	Independent Power and Renewable Electricity Producers	9.33%	3M SOFR+500	549	549	549
Boss Industries, LLC - Unfunded Revolver (8)	12/27/2030	Independent Power and Renewable Electricity Producers	—	—	2,195	—	—
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.33%	3M SOFR+600	9,170	9,135	9,124
Burgess Point Purchaser Corporation	07/25/2029	Auto Components	9.68%	3M SOFR+535	14,924	14,209	13,217
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	11.31%	3M SOFR+698	46,448	46,378	46,448
By Light Professional IT Services, LLC (Revolver) (6), (8)	05/16/2025	High Tech Industries	—	—	5,831	—	—
Carisk Buyer, Inc.	12/01/2029	Healthcare Technology	9.58%	3M SOFR+525	7,453	7,370	7,341
Carisk Buyer, Inc. - Unfunded Term Loan (8)	12/01/2029	Healthcare Technology	—	—	7,868	—	(47)
Carisk Buyer, Inc. (Revolver) (6), (8)	12/01/2029	Healthcare Technology	—	—	1,750	—	(26)
Carnegie Dartlet, LLC	02/07/2030	Professional Services	9.86%	3M SOFR+550	29,775	29,350	29,328
Carnegie Dartlet, LLC - Unfunded Term Loan (8)	02/07/2026	Professional Services	—	—	16,214	—	(81)
Carnegie Dartlet, LLC - Funded Revolver	02/07/2030	Professional Services	9.86%	3M SOFR+550	324	324	319
Carnegie Dartlet, LLC - (Revolver) (8)	02/07/2030	Professional Services	—	—	5,080	—	(76)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	10.08%	3M SOFR+575	12,911	12,782	12,911
Cartessa Aesthetics, LLC (Revolver) (6)	06/14/2028	Distributors	10.08%	1M SOFR+575	511	511	511
Cartessa Aesthetics, LLC (Revolver) (6), (8)	06/14/2028	Distributors	—	—	927	—	—
Case Works, LLC	10/01/2029	Professional Services	9.59%	3M SOFR+525	18,772	18,612	18,622
Case Works, LLC - Unfunded Term Loan (8)	10/01/2025	Professional Services	—	—	1,854	—	1
Case Works - Funded Revolver	10/01/2029	Professional Services	9.65%	3M SOFR+525	1,643	1,643	1,630
Case Works - Unfunded Revolver (8)	10/01/2029	Professional Services	—	—	2,465	—	(20)
CF512, Inc.	08/20/2026	Media	10.69%	3M SOFR+619	5,728	5,701	5,642
CF512, Inc.(Revolver) (6), (8)	08/20/2026	Media	—	—	955	—	(14)
CJX Borrower, LLC	07/13/2027	Media	10.39%	3M SOFR+576	4,515	4,469	4,515
CJX Borrower , LLC - Unfunded Term Loan (8)	07/13/2027	Media	—	—	666	—	3
CJX Borrower, LLC - Funded Revolver	07/13/2027	Media	10.19%	3M SOFR+576	331	331	331
CJX Borrower , LLC - Unfunded Revolver (8)	07/13/2027	Media	—	—	904	—	—
Compex Legal Services, Inc.	02/09/2026	Professional Services	9.95%	3M SOFR+545	8,810	8,793	8,810
Compex Legal Services, Inc. (Revolver)	02/07/2025	Professional Services	10.14%	3M SOFR+555	703	703	703
Compex Legal Services, Inc. (Revolver) (6), (8)	02/07/2025	Professional Services	—	—	703	—	—
Confluent Health, LLC	11/30/2028	Healthcare Providers and Services	9.36%	3M SOFR+500	6,948	6,762	6,600
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	10.22%	3M SOFR+586	4,264	4,217	4,232
Crane 1 Services, Inc. (Revolver) (6), (8)	08/16/2027	Commercial Services & Supplies	—	—	502	—	(4)
C5MI Holdco, LLC	07/31/2030	IT Services	10.33%	3M SOFR+600	28,928	28,511	28,494
C5MI Holdco, LLC. - Funded Revolver	07/31/2030	IT Services	10.33%	3M SOFR+600	1,515	1,515	1,493
C5MI Holdco, LLC. - Unfunded Revolver (8)	07/31/2030	IT Services	—	—	7,577	—	(114)
DRI Holding Inc.	12/21/2028	Media	9.71%	3M SOFR+535	6,107	5,936	5,924
Dr. Squatch, LLC	08/31/2027	Personal Products	9.68%	3M SOFR+535	16,828	16,677	16,828
Dr. Squatch, LLC (Revolver) (6), (8)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	10.71%	3M SOFR+635	15,435	15,384	15,373
DRS Holdings III, Inc. (Revolver) (6), (8)	11/03/2025	Personal Products	—	—	1,426	—	(6)
Duggal Acquisition, LLC	09/30/2030	Marketing Services	9.08%	3M SOFR+475	10,295	10,194	10,192
Duggal Acquisition, LLC - Unfunded Term Loan (8)	09/30/2026	Marketing Services	—	—	4,470	—	—
DUGGAL Acquisition, LLC - Funded Revolver	09/30/2030	Marketing Services	9.08%	3M SOFR+475	1,121	1,121	1,110
Duggal Acquisition, LLC - Unfunded Revolver (8)	09/30/2030	Marketing Services	—	—	4,484	—	(45)
Dynata, LLC - First-Out Term Loan	10/16/2028	Business Services	9.79%	3M SOFR+526	1,851	1,728	1,851
Dynata, LLC - Last-Out Term Loan	10/15/2028	Business Services	10.29%	3M SOFR+576	11,486	11,486	10,653
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	10.13%	3M SOFR+550	13,736	13,638	13,633
Emergency Care Partners, LLC - Unfunded Term Loan (8)	04/18/2026	Healthcare Providers and Services	—	—	6,172	—	(46)
Emergency Care Partners, LLC - Unfunded Revolver (8)	10/18/2027	Healthcare Providers and Services	—	—	1,810	—	(14)
EDS Buyer, LLC	01/10/2029	Electronic Equipment, Instruments, and Components	10.08%	3M SOFR+575	10,646	10,524	10,566
EDS Buyer, LLC. (Revolver) (6), (8)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	(17)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2025	Media: Diversified and Production	12.09%	3M SOFR+776	8,207	8,228	6,566
			(PIK 1.50%)
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Diversified Consumer Services	10.83%	3M SOFR+650	1,436	1,436	1,436
ETE Intermediate II, LLC - Unfunded Revolver (8)	05/25/2029	Diversified Consumer Services	—	—	994	—	—
Events Buyer, LLC	12/17/2029	Event Services	10.10%	3M SOFR+575	11,380	11,268	11,266
Events Buyer, LLC- Unfunded Term Loan A (8)	06/17/2025	Event Services	—	—	10,358	—	—
Events Buyer, LLC- Unfunded Term Loan B (8)	12/17/2026	Event Services	—	—	9,865	—	—
Events Buyer, LLC - Unfunded Revolver (8)	12/17/2029	Event Services	—	—	2,466	—	—
Eval Home Health Solutions Intermediate, LLC	05/10/2030	Healthcare, Education and Childcare	10.11%	3M SOFR+575	14,455	14,242	14,311
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (8)	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	(26)
Exigo Intermediate II, LLC (Revolver) (8)	03/15/2027	Software	—	—	689	—	—
Fairbanks Morse Defense	06/23/2028	Aerospace and Defense	9.05%	3M SOFR+450	992	988	997
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	11.44%	3M SOFR+710	4,437	4,377	4,403
Five Star Buyer, Inc. (Revolver) (8)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	—	(6)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	215	215
GGG MIDCO, LLC	09/27/2030	Diversified Consumer Services	9.33%	3M SOFR+500	25,704	25,456	25,447
GGG MIDCO, LLC - Unfunded Term Loan (8)	03/27/2026	Diversified Consumer Services	—	—	14,460	—	—
GGG MIDCO, LLC – Unfunded Revolver (8)	09/27/2030	Diversified Consumer Services	—	—	1,311	—	(13)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	9.98%	3M SOFR+560	4,882	4,832	4,686
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.12%	3M SOFR+560	1,347	1,338	1,327
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	08/10/2027	Trading Companies & Distributors	—	—	984	—	(7)
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Trading Companies & Distributors	10.12%	3M SOFR+560	548	548	539
Graffiti Buyer, Inc. (Revolver) (6), (8)	08/10/2027	Trading Companies & Distributors	—	—	317	—	(5)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.93%	3M SOFR+560	3,993	3,952	3,993
Hancock Roofing and Construction L.L.C. (Revolver) (6)	12/31/2026	Insurance	9.96%	3M SOFR+560	680	680	680
Hancock Roofing and Construction L.L.C. (Revolver) (6), (8)	12/31/2026	Insurance	—	—	70	—	—
Harris & Co. LLC	08/09/2030	Professional Services	9.36%	3M SOFR+500	28,062	27,825	28,062
Harris & Co. LLC. - Unfunded Term Loan A (8)	02/09/2025	Professional Services	—	—	23,273	—	204
Harris & Co. LLC. - Unfunded Term Loan B (8)	02/09/2026	Professional Services	—	—	50,296	—	440
Harris & Co. LLC - Funded Revolver	08/09/2030	Professional Services	9.36%	3M SOFR+500	1,110	1,110	1,110
Harris & Co. LLC - Unfunded Revolver (8)	08/09/2030	Professional Services	—	—	6,290	—	—
HEC Purchaser Corp.	06/17/2029	Healthcare, Education and Childcare	9.75%	3M SOFR+550	9,627	9,518	9,588
Hills Distribution Inc.	11/08/2029	Distributors	10.49%	3M SOFR+600	17,219	17,016	17,047
Hills Distribution Inc. - Unfunded Term Loan (8)	11/07/2025	Distributors	—	—	1,514	—	—
HW Holdco, LLC	05/10/2026	Media	10.23%	1M SOFR+590	10,410	10,380	10,410
HW Holdco, LLC (Revolver) (6), (8)	05/10/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (6)	09/22/2028	Professional Services	9.57%	3M SOFR+500	4,487	4,434	4,454
IG Investments Holdings, LLC (Revolver) (6), (8)	09/22/2028	Professional Services	—	—	722	—	(5)
Imagine Acquisitionco, LLC - Funded Revolver	11/16/2027	Software	9.55%	3M SOFR+510	60	60	59
Imagine Acquisitionco, LLC (Revolver) (8)	11/16/2027	Software	—	—	1,133	—	(3)
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	9.83%	3M SOFR+550	9,404	9,331	9,401
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	9.83%	3M SOFR+550	1,717	1,238	1,194
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (8)	10/30/2026	Commercial Services & Supplies	—	—	12,618	—	—
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Commercial Services & Supplies	12.00%	3M SOFR+450	161	161	161
Infinity Home Services Holdco, Inc. - Unfunded Revolver (8)	12/28/2028	Commercial Services & Supplies	—	—	1,130	—	—
Inovex Information Systems Incorporated	12/17/2030	Software	9.63%	3M SOFR+525	16,205	16,084	16,083
Inovex Information Systems Incorporated - Unfunded Term Loan (8)	12/17/2026	Software	—	—	2,800	—	—
Inovex Information Systems Incorporated - Funded Revolver	12/17/2030	Software	9.61%	3M SOFR+525	980	980	980
Inovex Information Systems Incorporated - Unfunded Revolver (8)	12/17/2030	Software	—	—	2,520	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	9.83%	3M SOFR+550	5,331	5,283	5,331
Integrative Nutrition, LLC	01/31/2025	Consumer Services	11.45%	3M SOFR+715	15,723	15,695	11,793
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.00%	3M SOFR+450	473	473	473
ITI Holdings, Inc. (Revolver) (6), (8)	03/03/2028	IT Services	—	—	191	—	—
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	11.97%	3M SOFR+761	4,925	4,894	4,925

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Inventus Power, Inc. - Unfunded Revolver (8)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	—
Keel Platform, LLC	01/19/2031	Metals and Mining	9.58%	3M SOFR+525	11,515	11,362	11,400
Keel Platform, LLC - Unfunded Term Loan (8)	01/19/2031	Metals and Mining	—	—	2,402	—	(6)
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.48%	3M SOFR+615	13,971	13,813	13,971
Kinetic Purchaser, LLC - Funded Revolver	11/10/2026	Personal Products	10.48%	3M SOFR+610	1,717	1,717	1,717
Kinetic Purchaser, LLC (Revolver) (6), (8)	11/10/2026	Personal Products	—	—	1,717	—	—
Lash OpCo, LLC	02/18/2027	Personal Products	12.94%	3M SOFR+785	10,927	10,840	10,763
			(PIK 5.10%)
Lash OpCo, LLC (Revolver) (6)	08/16/2026	Personal Products	12.94%	1M SOFR+785	2,870	2,870	2,827
			(PIK 5.10%)
Lash OpCo, LLC (Revolver) (6), (8)	08/16/2026	Personal Products	—	—	335	—	(5)
			(PIK 5.10%)
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	10.93%	1M SOFR+640	13,229	13,226	12,580
			(PIK 10.98%)
LAV Gear Holdings, Inc. (Revolver) (6)	10/31/2025	Capital Equipment	10.93%	1M SOFR+640	1,721	1,721	1,636
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.98%	3M SOFR+765	3,674	3,662	3,490
			(PIK 1.00%)
Ledge Lounger, Inc. (Revolver)	11/09/2026	Leisure Products	11.98%	3M SOFR+765	461	461	438
			(PIK 1.00%)
Ledge Lounger, Inc. (Revolver) (6), (8)	11/09/2026	Leisure Products	—	—	197	—	(10)
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare Technology	9.40%	1M SOFR+485	26,650	26,493	26,383
Lightspeed Buyer Inc. - Unfunded Term Loan (8)	06/02/2025	Healthcare Technology	—	—	2,326	—	(23)
Lightspeed Buyer Inc. (Revolver) (6), (8)	02/03/2026	Healthcare Technology	—	—	2,499	—	(25)
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	9.76%	3M SOFR+525	2,802	2,768	2,802
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	10/01/2024	Construction & Engineering	—	—	1,892	—	9
LJ Avalon Holdings, LLC (Revolver) (6), (8)	01/31/2030	Construction & Engineering	—	—	1,130	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	10.33%	3M SOFR+600	44,947	44,323	44,609
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	07/12/2025	Personal Products	—	—	23,464	—	59
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Personal Products	10.33%	3M SOFR+600	1,780	1,780	1,766
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	05/31/2028	Personal Products	—	—	3,559	—	(27)
LSF9 Atlantis Holdings, LLC	06/30/2029	Specialty Retail	9.61%	3M SOFR+525	9,809	9,809	9,919
Lucky Bucks, LLC - First-out Term Loan	10/02/2028	Hotels, Restaurants and Leisure	12.10%	3M SOFR+765	258	258	258
Lucky Bucks, LLC - Last-out Term Loan	10/02/2029	Hotels, Restaurants and Leisure	12.10%	3M SOFR+765	517	517	517
MAG DS Corp.	04/01/2027	Aerospace and Defense	9.93%	1M SOFR+560	7,269	7,012	6,797
Marketplace Events Acquisition, LLC	12/19/2030	Media: Diversified and Production	9.60%	3M SOFR+525	70,000	69,308	69,300
Marketplace Events Acquisition, LLC - Unfunded Term Loan (8)	06/19/2026	Media: Diversified and Production	—	—	12,192	—	—
Marketplace Events Acquisition, LLC - Unfunded Revolver (8)	12/19/2030	Media: Diversified and Production	—	—	6,096	—	—
MBS Holdings, Inc. - Funded Revolver	04/16/2027	Internet Software and Services	10.25%	3M SOFR+585	139	139	139
MBS Holdings, Inc. (Revolver) (6), (8)	04/16/2027	Internet Software and Services	—	—	1,019	—	—
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	10.22%	3M SOFR+575	2,015	1,984	1,997
MDI Buyer, Inc. (Revolver)	07/25/2028	Commodity Chemicals	12.50%	3M SOFR+475	608	608	602
MDI Buyer, Inc. (Revolver) (6), (8)	07/25/2028	Commodity Chemicals	—	—	165	—	—
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.98%	3M SOFR+565	1,953	1,935	1,904
Meadowlark Acquirer, LLC (Revolver) (8)	12/10/2027	Professional Services	—	—	1,693	—	(42)
Medina Health, LLC	10/20/2028	Healthcare Providers and Services	10.58%	3M SOFR+625	17,775	17,523	17,775
Medina Health, LLC (Revolver) (8)	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	—
Megawatt Acquisitionco, Inc.	03/01/2030	Electronic Equipment, Instruments, and Components	9.83%	3M SOFR+550	6,948	6,858	6,071
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronic Equipment, Instruments, and Components	9.86%	3M SOFR+525	926	926	809
Megawatt Acquisitionco, Inc. - (Revolver) (8)	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	2,324	—	(293)
Mission Critical Electronics, Inc.	03/31/2025	Capital Equipment	10.23%	3M SOFR+575	3,092	3,087	3,092
Mission Critical Electronics, Inc. (Revolver) (6), (8)	03/31/2025	Capital Equipment	—	—	1,325	—	—
MOREGroup Holdings, Inc.	01/16/2030	Construction & Engineering	9.58%	3M SOFR+525	31,760	31,347	31,760
MOREGroup Holdings, Inc. - Unfunded Term Loan (8)	01/16/2026	Construction & Engineering	—	—	11,056	—	111

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
MOREGroup Holdings, Inc. - (Revolver) (8)	01/16/2030	Construction & Engineering	—	—	6,634	—	—
Municipal Emergency Services, Inc.	10/01/2027	Distributors	11.00%	3M SOFR+350	3,292	3,261	3,292
Municipal Emergency Services, Inc. - Unfunded Term Loan (8)	09/28/2027	Distributors	—	—	909	—	9
Municipal Emergency Services, Inc. - Funded Revolver	10/01/2027	Distributors	9.48%	3M SOFR+515	189	189	189
Municipal Emergency Services, Inc. (Revolver) (6), (8)	10/01/2027	Distributors	—	—	757	—	—
NBH Group LLC (Revolver) (6), (8)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
NFS - CFP Holdings LLC	09/13/2030	Commercial Services & Supplies	9.08%	3M SOFR+475	21,247	21,096	21,087
NFS - CFP Holdings LLC - Unfunded Term Loan (8)	09/23/2026	Commercial Services & Supplies	—	—	13,370	—	—
NFS - CFP Holdings LLC - Unfunded Revolver (8)	09/13/2030	Commercial Services & Supplies	—	—	5,014	—	(38)
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	10.68%	3M SOFR+635	19,750	19,421	19,750
NORA Acquisition, LLC (Revolver) (6), (8)	08/31/2029	Healthcare Providers and Services	—	—	5,479	—	—
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Consumer Services	9.58%	3M SOFR+550	23,662	23,472	23,485
Omnia Exterior Solutions, LLC - Unfunded Term Loan (8)	09/30/2026	Diversified Consumer Services	—	—	12,802	—	16
Omnia Exterior Solutions, LLC (Revolver) (6), (8)	12/29/2029	Diversified Consumer Services	—	—	4,200	—	(32)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	10.72%	3M SOFR+636	8,403	8,317	8,403
ORL Acquisition, Inc. (6)	09/03/2027	Consumer Finance	13.73%	3M SOFR+940	4,784	4,739	4,162
			(PIK 7.50%)
ORL Acquisition, Inc. (Revolver) (6), (8)	09/03/2027	Consumer Finance	—	—	215	—	(28)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.08%	3M SOFR+575	40,642	40,210	39,992
OSP Embedded Purchaser, LLC (Revolver) (8)	12/15/2029	Aerospace and Defense	—	—	2,932	—	(47)
Output Services Group, Inc. - First-out Term Loan	11/30/2028	Business Services	12.86%	3M SOFR+843	521	521	521
Output Services Group, Inc. - Last-out Term Loan	05/30/2028	Business Services	11.11%	3M SOFR+668	1,058	1,058	1,058
Owl Acquisition, LLC	02/04/2028	Professional Services	9.71%	3M SOFR+535	3,893	3,817	3,844
Pacific Purchaser, LLC	09/30/2028	Professional Services	10.53%	3M SOFR+625	4,950	4,871	4,905
Pacific Purchaser, LLC - Unfunded Term Loan (8)	09/30/2028	Professional Services	—	—	3,598	—	22
Pacific Purchaser, LLC - (Revolver) (8)	09/30/2028	Professional Services	—	—	1,799	—	(16)
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare Technology	9.47%	3M SOFR+500	12,500	12,383	12,375
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	09/03/2030	Healthcare Technology	—	—	4,692	—	(47)
PCS Midco, Inc.	03/01/2030	Professional Services	10.08%	3M SOFR+575	9,135	9,023	9,135
PCS Midco, Inc. - Unfunded Term Loan (8)	03/01/2026	Professional Services	—	—	2,249	—	22
PCS Midco, Inc. - Revolver	03/01/2030	Professional Services	10.08%	3M SOFR+575	310	310	310
PCS Midco, Inc. - (Revolver) (8)	03/01/2030	Professional Services	—	—	1,461	—	—
PH Beauty Holdings III, Inc.	09/28/2025	Consumer Products	10.17%	3M SOFR+543	7,396	7,385	7,329
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	15.49%	3M SOFR+1210	5,880	5,822	4,292
			(PIK 7.00%)
PL Acquisitionco, LLC - (Revolver) (8)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	1,145	—	(309)
PlayPower, Inc.	08/28/2030	Leisure Products	9.58%	1M SOFR+525	26,269	26,076	26,269
PlayPower, Inc. - Unfunded Revolver (8)	08/28/2030	Leisure Products	—	—	3,981	—	—
Project Granite Buyer,Inc.	12/31/2030	Professional Services	10.08%	3M SOFR+575	18,500	18,315	18,315
Project Granite Buyer, Inc. - Unfunded Term Loan (8)	12/31/2026	Professional Services	—	—	2,846	—	—
Project Granite Buyer,Inc. - Unfunded Revolver (8)	12/31/2030	Professional Services	—	—	1,708	—	—
Pragmatic Institute, LLC (Revolver) (10)	07/06/2028	Professional Services	—	—	1,658	1,605	696
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	10.43%	3M SOFR+610	6,562	6,517	6,562
Quantic Electronics, LLC - Funded Revolver	11/19/2026	Electronic Equipment, Instruments, and Components	10.43%	3M SOFR+610	357	357	357
Quantic Electronics, LLC (Revolver) (6), (8)	11/19/2026	Electronic Equipment, Instruments, and Components	—	—	313	—	—
Rancho Health MSO, Inc.	06/20/2029	Healthcare Equipment and Supplies	9.77%	3M SOFR+525	1,862	1,852	1,848
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	06/30/2026	Healthcare Equipment and Supplies	—	—	5,469	—	(15)
Rancho Health MSO, Inc. (Revolver) (6)	06/20/2029	Healthcare Equipment and Supplies	9.60%	3M SOFR+525	1,403	1,403	1,392
Rancho Health MSO, Inc. (Revolver) (6), (8)	06/20/2029	Healthcare Equipment and Supplies	—	—	1,897	—	(14)
Recteq, LLC	01/29/2026	Leisure Products	11.48%	3M SOFR+715	1,444	1,436	1,429
Recteq, LLC (Revolver) (6), (8)	01/29/2026	Leisure Products	—	—	1,296	—	(13)
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	9.58%	3M SOFR+525	9,803	9,784	9,803
Riverpoint Medical, LLC (Revolver) (6)	06/20/2025	Healthcare Equipment and Supplies	9.61%	3M SOFR+525	182	182	182
Riverpoint Medical, LLC (Revolver) (6), (8)	06/20/2025	Healthcare Equipment and Supplies	—	—	727	—	—
RRA Corporate, LLC	08/15/2029	Diversified Consumer Services	9.33%	3M SOFR+500	14,165	14,025	14,094
RRA Corporate, LLC - Unfunded Term Loan 1 (8)	02/15/2029	Diversified Consumer Services	—	—	11,506	—	58

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
RRA Corporate, LLC - Unfunded Term Loan 2 (8)	08/15/2026	Diversified Consumer Services	—	—	21,719	—	109
RRA Corporate, LLC - Funded Revolver	08/15/2029	Diversified Consumer Services	9.33%	3M SOFR+500	1,746	1,746	1,738
RRA Corporate, LLC - Unfunded Revolver (8)	08/15/2029	Diversified Consumer Services	—	—	4,970	—	(25)
RTIC Subsidiary Holdings, LLC	05/03/2029	Leisure Products	10.08%	3M SOFR+575	41,890	41,294	41,156
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	05/03/2029	Leisure Products	—	—	9,417	—	(165)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/15/2029	Professional Services	10.08%	3M SOFR+575	1,138	1,123	1,121
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan (8)	06/26/2026	Professional Services	—	—	1,146	—	(11)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Funded Revolver	06/15/2029	Professional Services	10.08%	3M SOFR+575	86	86	85
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (6), (8)	06/15/2029	Professional Services	—	—	774	—	(12)
Sabel Systems Technology Solutions, LLC	10/31/2030	Government Services	10.60%	3M SOFR+625	26,850	26,583	26,582
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (8)	10/31/2030	Government Services	—	—	3,634	—	(36)
Safe Haven Defense US LLC	05/23/2029	Building Products	9.36%	3M SOFR+525	13,526	13,335	13,526
Safe Haven Defense US LLC - Unfunded Revolver (8)	05/23/2029	Building Products	—	—	2,920	—	—
Sales Benchmark Index LLC	07/07/2026	Professional Services	10.53%	3M SOFR+620	2,527	2,519	2,527
Sales Benchmark Index LLC (Revolver) (6), (8)	07/07/2026	Professional Services	—	—	1,077	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	12.96%	3M SOFR+860	15,453	15,426	14,719
			(PIK 5.85%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	12.96%	3M SOFR+860	1,602	1,602	1,526
			(PIK 5.85%)
Schlesinger Global, Inc. (Revolver) (6), (8)	07/14/2025	Professional Services	—	—	401	—	(19)
Seacoast Service Partners, LLC	12/20/2029	Diversified Consumer Services	9.35%	3M SOFR+500	7,833	7,766	7,765
Seacoast Service Partners, LLC - Unfunded Term Loan (8)	12/20/2026	Diversified Consumer Services	—	—	8,492	—	—
Seacoast Service Partners, LLC - Unfunded Revolver (8)	12/20/2029	Diversified Consumer Services	—	—	2,123	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.48%	3M SOFR+615	1,896	1,876	1,820
Sigma Defense Systems, LLC	12/18/2027	IT Services	11.23%	3M SOFR+690	20,615	20,379	20,512
Sigma Defense Systems, LLC (Revolver) (6), (8)	12/18/2027	IT Services	—	—	3,311	—	(17)
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	1M SOFR+610	13,486	13,298	13,486
Smartronix, LLC - (Revolver) (8)	11/23/2027	Aerospace and Defense	—	—	1,791	—	—
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+450	2,465	2,465	2,181
			(PIK 1.50%)
Smile Brands Inc. (Revolver)	10/12/2027	Healthcare and Pharmaceuticals	10.20%	1M SOFR+550	1,542	1,542	1,364
Smile Brands Inc. (Revolver) (6), (8)	10/12/2027	Healthcare and Pharmaceuticals	—	—	2	—	—
Smile Brands Inc. LC (Revolver) (6), (8)	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(12)
Solutionreach, Inc.	07/17/2025	Healthcare Technology	13.75%	3M SOFR+600	4,657	4,642	4,657
Solutionreach, Inc. - Funded Revolver	07/15/2025	Healthcare Technology	11.50%	3M SOFR+715	833	833	833
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	9.67%	3M SOFR+515	2,631	2,609	2,631
Spendmend Holdings LLC - Unfunded Term Loan (8)	03/03/2025	Healthcare Technology	—	—	1,109	—	8
Spendmend Holdings LLC - Unfunded Term Loan (8)	11/25/2026	Healthcare Technology	—	—	3,261	—	16
Spendmend Holdings LLC (Revolver) (8)	03/01/2028	Healthcare Technology	—	—	891	—	—
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare Providers and Services	8.76%	1M SOFR+425	1,985	1,971	1,588
SV-Aero Holdings, LLC - Term Loan	11/01/2030	Aerospace and Defense	9.78%	3M SOFR+525	15,567	15,489	15,411
SV-Aero Holdings, LLC - Unfunded Term Loan (8)	10/31/2026	Aerospace and Defense	—	—	7,259	—	(36)
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	9.28%	3M SOFR+500	20,409	20,199	20,429
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC) (8)	08/16/2027	Aerospace and Defense	—	—	12,537	—	107
System Planning and Analysis, Inc. - (Revolver) (8)	08/16/2027	Aerospace and Defense	—	—	8,364	—	—
S101 Holdings, Inc.	12/29/2026	Electronic Equipment, Instruments, and Components	10.24%	3M SOFR+565	12,408	12,284	12,346
S101 Holdings, Inc. - Unfunded Term Loan 2 (8)	01/16/2025	Electronic Equipment, Instruments, and Components	—	—	3,365	—	17
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	10.83%	3M SOFR+650	6,948	6,845	6,878
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/26/2029	Media	13.00%	3M SOFR+550	243	243	240
TCG 3.0 Jogger Acquisitionco, Inc. - (Revolver) (8)	01/26/2029	Media	—	—	2,184	—	(22)
Team Services Group, LLC	12/20/2027	Healthcare Providers and Services	9.82%	3M SOFR+525	15,412	15,178	15,438
The Bluebird Group LLC	07/28/2026	Professional Services	11.05%	3M SOFR+665	8,549	8,472	8,549
The Bluebird Group LLC (Revolver) (6), (8)	07/28/2026	Professional Services	—	—	862	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
The Vertex Companies, LLC (6)	08/30/2027	Construction & Engineering	10.24%	1M SOFR+610	8,957	8,878	8,832
The Vertex Companies, LLC - Unfunded Term Loan (8)	11/04/2026	Construction & Engineering	—	—	9,122	—	(59)
The Vertex Companies, LLC (Revolver) (6), (8)	08/30/2027	Construction & Engineering	—	—	5,472	—	(77)
TPC US Parent, LLC	11/24/2025	Food Products	10.49%	3M SOFR+565	11,858	11,793	11,858
TransGo, LLC	12/29/2028	Auto Components	10.11%	3M SOFR+575	11,601	11,450	11,601
TransGo, LLC (Revolver) (6), (8)	12/29/2028	Auto Components	—	—	4,440	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	10.80%	1M SOFR+640	2,343	2,340	2,343
TWS Acquisition Corporation (Revolver) (6), (8)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	9.49%	1M SOFR+490	11,928	11,829	11,761
US Fertility Enterprises, LLC - Unfunded Term Loan (8)	10/07/2026	Healthcare Providers and Services	—	—	54	—	—
Urology Management Holdings, Inc.	06/15/2027	Healthcare Providers and Services	9.83%	3M SOFR+550	3,597	3,580	3,579
Urology Management Holdings, Inc. - Unfunded Term Loan (8)	09/03/2026	Healthcare Providers and Services	—	—	2,400	—	—
VRS Buyer, Inc.	11/22/2030	Road and Rail	9.26%	3M SOFR+475	14,454	14,347	14,346
VRS Buyer, Inc. - Unfunded Term Loan (8)	11/22/2026	Road and Rail	—	—	7,644	—	—
VRS Buyer, Inc. - Unfunded Revolver (8)	11/22/2030	Road and Rail	—	—	3,822	—	—
Walker Edison Furniture, LLC - Term Loan (10)	03/01/2029	Wholesale	—	—	5,999	5,359	—
Walker Edison Furniture Company, LLC - Unfunded Term Loan (8), (10)	03/01/2029	Wholesale	—	—	500	—	(500)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (10)	03/01/2029	Wholesale	—	—	1,667	1,667	1,128
Watchtower Intermediate, LLC	12/01/2029	Electronic Equipment, Instruments, and Components	10.33%	3M SOFR+600	9,032	8,914	9,032
Watchtower Intermediate, LLC - Unfunded Term Loan (8)	12/01/2025	Electronic Equipment, Instruments, and Components	—	—	2,100	—	24
Watchtower Intermediate, LLC (Revolver) (8)	12/01/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	—
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	8.59%	3M SOFR+426	3,474	3,467	3,326
Zips Car Wash, LLC	01/16/2025	Automobiles	12.46%	3M SOFR+740	13,670	13,666	12,132
			(PIK 12.46%)
Total First Lien Secured Debt						1,746,097	1,726,126
Subordinate Debt - 0.4%
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare Providers and Services	15.00%	—	1,082	1,068	1,066
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Consumer Finance	18.00%	—	13	13	10
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	03/08/2028	Consumer Finance	—	—	13	—	(3)
OSP Embedded Aggregator, LP - Convertible Note	05/08/2030	Aerospace and Defense	12.00%	—	47	471	609
Schlesinger Global, LLC - Promissory Note	01/08/2026	Professional Services	12.31%	3M SOFR+700	66	66	136
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare Technology	12.00%	—	1,526	1,526	1,571
StoicLane, Inc. - Unfunded Convertible Notes (8)	08/15/2027	Healthcare Technology	—	—	1,526	—	46
Total Subordinate Debt						3,144	3,435
Preferred Equity - 2.0% (5)
Accounting Platform Blocker, Inc -. Preferred Equity		Professional Services	—	—	1,075,900	1,076	1,087
Ad.net Holdings, Inc.		Media	—	—	6,720	672	868
AFC Acquisitions, Inc. (Preferred) (7)		Distributors	—	—	854	1,314	1,601
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (6), (7)		Media	—	—	2,018	2,018	2,108
BioDerm Holdings, LP - Preferred Equity		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,128
Cartessa Aesthetics, LLC (Preferred) (7)		Distributors	—	—	1,437,500	1,438	2,720
Connatix Parent, LLC - Preferred Equity		Media	—	—	5,311	5	5
C5MI Holdco, LLC. - Preferred Equity (7)		IT Services	—	—	228,900	223	243
EvAL Home Health Solutions, LLC - Preferred Equity (7)		Healthcare, Education and Childcare	—	—	876,386	1,455	1,557
Gauge Schlesinger Coinvest LLC (Preferred Equity)		Professional Services	—	—	64	64	30
Hancock Claims Consultants Investors, LLC (Preferred Equity) (7)		Insurance	—	—	116,588	76	187
Imagine Topco, LP		Software	8.00%	—	1,236,027	1,236	1,503
Magnolia Topco LP - Class A Preferred Equity (7)		Automobiles	—	—	47	47	32
Magnolia Topco LP - Class B Preferred Equity (7)		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC - Preferred A Equity		Electronic Equipment, Instruments, and Components	—	—	9,360	936	456
NXOF Holdings, Inc. (Tyto Athene, LLC) (6)		IT Services	—	—	1,935	1,935	2,690
ORL Holdco, Inc. (6)		Consumer Finance	—	—	1,327	133	20
PL Acquisitionco, LLC (Preferred Equity) (7)		Textiles, Apparel and Luxury Goods	—	—	122	122	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (7)		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (7)		Leisure Products	—	—	18,450	1,215	1,837
RTIC Parent Holdings, LLC - Class D Preferred Equity (7)		Leisure Products	—	—	19,584	196	229
SP L2 Holdings LLC - Preferred Equity		Leisure Products	—	—	135,240	33	33
SP L2 Holdings LLC - Unfunded Preferred Equity (8)		Leisure Products	—	—	77,280	—	—
TPC Holding Company, LP (6)		Food Products	—	—	409	409	647
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (6)		Construction & Engineering	—	—	37	35	48
UniTek Global Services, Inc. - Super Senior Preferred Equity (6)		Telecommunications	20.00%	—	343,861	344	33
UniTek Global Services, Inc. - Senior Preferred Equity (6)		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (6)		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						17,443	19,062
Common Equity/Warrants - 16.5% (5)
A1 Garage Equity, LLC (7)		Commercial Services & Supplies	—	—	647,943	648	944
ACP Big Top Holdings, L.P. - Common Equity		Construction & Engineering	—	—	3,000,500	3,001	3,745
Ad.net Holdings, Inc. (6)		Media	—	—	7,467	75	22

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	29,917	2,992	5,892
Aechelon InvestCo, LP - Unfunded (8)		Aerospace and Defense	—	—	33,433	—	—
Aftermarket Drivetrain Products Holdings, LLC		Auto Components	—	—	2,632	2,632	3,701
AG Investco LP (6), (7)		Software	—	—	805,164	805	252
AG Investco LP (6), (8)		Software	—	—	194,836	—	(134)
Altamira Intermediate Company II, Inc. (6)		IT Services	—	—	1,437,500	1,438	1,649
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (6), (7)		Media	—	—	2,018	—	—
Athletico Holdings, LLC (7)		Healthcare Providers and Services	—	—	4,678	5,000	3,368
Azureon Holdings, LLC - Common Equity (7)		Diversified Consumer Services	—	—	1,130,707	1,131	1,047
BioDerm Holdings, LP		Healthcare Equipment and Supplies	—	—	1,313	—	—
Burgess Point Holdings, LP		Auto Components	—	—	112	114	118
By Light Investco LP (6), (7)		High Tech Industries	—	—	22,789	687	21,231
Carisk Parent, L.P.		Healthcare Technology	—	—	239,680	240	236
Carnegie HoldCo, LLC - Common Equity (7)		Professional Services	—	—	2,719,600	2,646	2,665
Connatix Parent, LLC (6)		Media	—	—	38,278	421	47
Consello Pacific Aggregator, LLC (7)		Professional Services	—	—	1,025,476	973	831
Crane 1 Acquisition Parent Holdings, L.P. (6)		Commercial Services & Supplies	—	—	130	120	235
C5MI Holdco, LLC. - Common Equity (7)		IT Services	—	—	1,659,050	1,659	1,392
Delta InvestCo LP (Sigma Defense Systems, LLC) (6), (7)		IT Services	—	—	804,615	763	1,359
Delta InvestCo LP (Sigma Defense Systems, LLC) (6), (8)		IT Services	—	—	200,255	—	—
DUGGAL EQUITY, LP – Common Equity		Marketing Services	—	—	686	686	718
eCommission Holding Corporation (6), (9)		Banking, Finance, Insurance & Real Estate	—	—	20	226	619
EDS Topco, LP		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,569
Events TopCo, LP		Event Services	—	—	381,300	381	381
Exigo, LLC		Software	—	—	541,667	542	646
FedHC InvestCo LP (6), (7)		Aerospace and Defense	—	—	22,671	810	2,648
FedHC InvestCo LP (6), (8)		Aerospace and Defense	—	—	3,721	—	—
Five Star Parent Holdings, LLC		Hotels, Restaurants and Leisure	—	—	655,714	656	546
Gauge ETE Blocker, LLC		Diversified Consumer Services	—	—	374,444	374	258
Gauge Lash Coinvest LLC (6)		Personal Products	—	—	1,840,021	1,393	4,783
Gauge Loving Tan, LP		Personal Products	—	—	2,914,701	2,915	2,968
Gauge Schlesinger Coinvest LLC (6)		Professional Services	—	—	465	476	218
GCP Boss Holdco, LLC - Common Equity		Independent Power and Renewable Electricity Producers	—	—	2,194,800	2,195	2,195
GCOM InvestCo LP (6)		IT Services	—	—	19,184	3,342	4,590
GGG Topco, LLC – Common Equity (7)		Diversified Consumer Services	—	—	2,759,800	2,760	2,770
GMP Hills, L.P.		Distributors	—	—	4,430,843	4,431	4,387
Hancock Claims Consultants Investors, LLC (6), (7)		Insurance	—	—	450,000	448	414
HPA SPQ Aggregator LP		Professional Services	—	—	750,399	750	786
HV Watterson Holdings, LLC		Professional Services	—	—	100,000	100	13
Icon Partners V C, L.P.		Internet Software and Services	—	—	1,885,663	1,886	1,844
Icon Partners V C, L.P. (6), (8)		Internet Software and Services	—	—	614,337	—	(13)
IIN Group Holdings, LLC (7)		Consumer Services	—	—	1,000	1,000	—
Imagine Topco, LP (Common)		Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.		Commercial Services & Supplies	—	—	1,218,045	1,218	1,937
Ironclad Holdco, LLC (Applied Technical Services, LLC) (6)		Commercial Services & Supplies	—	—	6,355	668	988
ITC Infusion Co-invest, LP (7)		Healthcare Equipment and Supplies	—	—	116,032	1,195	2,424
Kinetic Purchaser, LLC		Personal Products	—	—	1,734,775	1,735	1,744
KL Stockton Co-Invest LP (Any Hour Services) (6), (7)		Energy Equipment and Services	—	—	382,353	385	781
Lightspeed Investment Holdco LLC (6)		Healthcare Technology	—	—	585,587	586	2,107
LJ Avalon, LP		Construction & Engineering	—	—	1,638,043	1,638	2,342
Lucky Bucks, LLC		Hotels, Restaurants and Leisure	—	—	73,870	2,062	781
Marketplace Events Holdings, LP		Media: Diversified and Production	—	—	4,099,000	4,099	4,099
Magnolia Topco LP - Class A Common Equity (7)		Automobiles	—	—	46,974	—	—
Magnolia Topco LP - Class B Common Equity (7)		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP		Commodity Chemicals	—	—	10,761	1,078	1,175
Meadowlark Title, LLC (7)		Professional Services	—	—	819,231	806	—
Megawatt Acquisition Partners, LLC - Common A Equity		Electronic Equipment, Instruments, and Components	—	—	1,040	104	—
Municipal Emergency Services, Inc. (6)		Distributors	—	—	1,973,370	2,005	3,611
NEPRT Parent Holdings, LLC (Recteq, LLC) (6), (7)		Leisure Products	—	—	1,494	1,438	104
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	158,348	2,771	3,036
New Medina Health, LLC (7)		Healthcare Providers and Services	—	—	2,672,646	2,673	3,727
NFS - CFP Holdings LLC		Commercial Services & Supplies	—	—	1,337,017	1,337	1,337
NORA Parent Holdings, LLC (7)		Healthcare Providers and Services	—	—	2,544	2,525	2,037
North Haven Saints Equity Holdings, LP (7)		Healthcare Technology	—	—	223,602	224	250
NXOF Holdings, Inc. (Tyto Athene, LLC) (6)		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (6), (7)		Aerospace and Defense	—	—	173,638	1,736	1,806
OES Co-Invest, LP - Class A Common Equity		Diversified Consumer Services	—	—	1,560	1,574	1,989
OHCP V BC COI, L.P.		Distributors	—	—	1,166,407	1,166	758
OHCP V BC COI, L.P. (8)		Distributors	—	—	83,593	—	(29)
ORL Holdco, Inc. (6)		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	1,728	1,728	2,234
Output Services Group, Inc.		Business Services	—	—	80,170	642	835
PAR Excellence Holdings, Inc. - Common Equity		Healthcare Technology	—	—	1,902	1,902	2,569
PCS Parent, LP - Common Equity		Professional Services	—	—	423,247	423	466
PennantPark-TSO Senior Loan Fund, LP (6), (9)		Financial Services	—	—	11,167,847	11,168	8,919
Pink Lily Holdco, LLC (7)		Textiles, Apparel and Luxury Goods	—	—	1,735	1735	—
Pragmatic Institute, LLC		Professional Services	—	—	610,583	611	-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

DECEMBER 31, 2024

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Project Granite Holdings, LLC - Common Equity		Professional Services	—	—	1,139	1,139	1,139
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	358
QuantiTech InvestCo LP (6), (7)		Aerospace and Defense	—	—	700	—	172
QuantiTech InvestCo LP (6), (8)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (6), (7)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP (Rancho Health MSO, Inc.) (6)		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,258
Safe Haven Defense MidCo, LLC - Common Equity (7)		Building Products	—	—	596	596	711
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (6)		Professional Services	—	—	64,634	646	735
Sabel InvestCo, LP - Common Equity (7)		Government Services	—	—	87,524	2,271	2,271
Sabel InvestCo, LP - Common Equity Unfunded (8)		Government Services	—	—	131,286	—	—
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	141
Seacoast Service Partners, LLC - Equity Co-Invest		Diversified Consumer Services	—	—	372	439	439
SP L2 Holdings, LLC (Ledge Lounger, Inc.)		Leisure Products	—	—	360,103	360	4
SSC Dominion Holdings, LLC - Class B (US Dominion, Inc.) (6)		Capital Equipment	—	—	12	12	1,495
StellPen Holdings, LLC (CF512, Inc.) (6)		Media	—	—	161,538	162	139
SV Aero Holdings, LLC (7)		Aerospace and Defense	—	—	61	535	1,328
TAC LifePort Holdings, LLC (6), (7)		Aerospace and Defense	—	—	533,833	502	1,046
TCG 3.0 Jogger Co-Invest, LP		Media	—	—	9,108	1,760	1,209
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (7)		Media	—	—	222,570	102	302
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8)		Media	—	—	143,036	—	—
TPC Holding Company, LP (6)		Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (6)		Construction & Engineering	—	—	749	1	3
Tinicum Space Coast Co-Invest, LLC - Common Equity (7)		Aerospace and Defense	—	—	466	4,702	4,609
UniTek Global Services, Inc.(C)		Telecommunications	—	—	213,739	—	—
UniVista Insurance (6), (7)		Insurance	—	—	400	328	760
Urology Partners Co., L.P.		Healthcare Providers and Services	—	—	694,444	694	1,035
Walker Edison Holdco LLC		Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (7)		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,369
WCP IvyRehab Coinvestment, LP (7)		Healthcare Providers and Services	—	—	208	208	222
WCP IvyRehab QP CF Feeder, LP (7)		Healthcare Providers and Services	—	—	3,754	3,784	4,007
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (7)		Healthcare Providers and Services	—	—	246	—	—
UniTek Global Services, Inc.(W)		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC (Warrants) (7)		Hotels, Restaurants and Leisure	—	—	87,345	—	995
Total Common Equity/Warrants						128,109	158,726
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,894,793	1,907,349
Investments in Controlled, Affiliated Portfolio Companies - 29.8% (3), (4)
First Lien Secured Debt - 24.7%
PennantPark Senior Secured Loan Fund I LLC (6), (9)	05/06/2029	Financial Services	12.61%	3M SOFR+800	237,650	237,650	237,650
Total First Lien Secured Debt						237,650	237,650
Equity Interests - 5.1%
PennantPark Senior Secured Loan Fund I LLC (6), (9)		Financial Services	—	—	101,850	101,850	48,911
Total Equity Interests						101,850	48,911
Total Investments in Controlled, Affiliated Portfolio Companies						339,500	286,561
Total Investments - 227.9%(11)						2,234,293	2,193,910
Cash and Cash Equivalents - 10.6%
Money Market - BlackRock Federal FD Institutional 30			4.43%			26,711	26,711
Non-Money Market Cash						75,562	75,551
Total Cash and Cash Equivalents						102,273	102,262
Total Investments and Cash Equivalents - 238.5%						$2,336,566	$2,296,172
Liabilities in Excess of Other Assets - (138.5)%							(1,333,521)
Net Assets - 100%							$962,651

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
(5)
Non-income producing securities.
(6)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2036-R Asset-Backed Debt and held through PennantPark CLO I, Ltd; or 3) 2036 Asset-Backed Debt and held through PennantPark CLO VIII, Ltd.
(7)
Investment is held through our Taxable Subsidiary.
(8)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2024, qualifying assets represent 87% of our total assets and non-qualifying assets represent 13% of our total assets.
(10)
Non-accrual security.
(11)
All investments are in US Companies unless noted otherwise

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
C5MI Holdco, LLC - Unfunded Revolver (9)	07/31/2030	IT Services	—	—	8,487	—	(170)
DRI Holding Inc.	12/21/2028	Media	10.20%	3M SOFR+535	6,123	5,943	5,908
Dr. Squatch, LLC	08/31/2027	Personal Products	9.95%	3M SOFR+535	16,870	16,709	16,870
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.20%	3M SOFR+635	15,559	15,501	15,435
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	1,426	—	(11)
Duggal Acquisition, LLC	09/30/2030	Marketing Services	9.60%	3M SOFR+500	15,321	15,168	15,168
Duggal Acquisition, LLC - Unfunded Term Loan (9)	09/30/2026	Marketing Services	—	—	4,470	—	—
Duggal Acquisition, LLC - Unfunded Revolver (9)	09/30/2030	Marketing Services	—	—	5,605	—	—
Dynata, LLC - First-Out Term Loan	07/15/2028	Business Services	10.38%	3M SOFR+526	1,856	1,725	1,853
Dynata, LLC - Last-Out Term Loan	10/15/2028	Business Services	10.88%	3M SOFR+576	11,514	11,514	10,601
ECL Entertainment, LLC	08/31/2030	Hotels, Restaurants and Leisure	8.85%	1M SOFR+400	6,209	6,147	6,223
EDS Buyer, LLC	01/10/2029	Electronic Equipment, Instruments, and Components	10.35%	3M SOFR+575	10,673	10,544	10,513
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	(34)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2025	Media: Diversified and Production	12.37%	3M SOFR+776	8,195	8,216	6,310
			(PIK 1.50%)
Eisner Advisory Group, LLC	02/23/2031	Professional Services	9.25%	3M SOFR+400	6,948	6,880	6,961
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Diversified Consumer Services	11.10%	3M SOFR+650	1,215	1,215	1,215
ETE Intermediate II, LLC - Unfunded Revolver (9)	05/25/2029	Diversified Consumer Services	—	—	1,215	—	—
Eval Home Health Solutions Intermediate, LLC	05/10/2030	Healthcare, Education and Childcare	10.60%	3M SOFR+575	14,492	14,275	14,347
Eval Home Health Solutions Intermediate, LLC - UnFunded Revolver (9)	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	(26)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(3)
Fairbanks Morse Defense	06/23/2028	Aerospace and Defense	9.74%	3M SOFR+450	995	990	996
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.21%	3M SOFR+715	4,437	4,372	4,437
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	—	—
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	215	215
GGG MIDCO, LLC	09/27/2030	Diversified Consumer Services	9.64%	3M SOFR+500	19,243	19,051	19,050
GGG MIDCO, LLC - Unfunded Term Loan (9)	03/27/2026	Diversified Consumer Services	—	—	30,986	—	—
GGG MIDCO, LLC – Unfunded Revolver (9)	09/27/2030	Diversified Consumer Services	—	—	1,311	—	—
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.43%	3M SOFR+615	4,985	4,927	4,736
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.70%	3M SOFR+560	1,351	1,341	1,337
Graffiti Buyer, Inc. - Unfunded Term Loan (9)	08/10/2027	Trading Companies & Distributors	—	—	984	—	(2)
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Trading Companies & Distributors	10.70%	3M SOFR+560	432	432	428
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	432	—	(4)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	3M SOFR+560	3,993	3,949	3,913
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.45%	3M SOFR+560	680	680	666
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	70	—	(1)
Harris & Co. LLC	08/09/2030	Professional Services	9.85%	3M SOFR+500	31,992	31,720	31,432
Harris & Co. LLC. - Unfunded Term Loan A (9)	02/09/2025	Professional Services	—	—	39,414	—	(345)
Harris & Co. LLC. - Unfunded Term Loan B (9)	02/09/2026	Professional Services	—	—	50,296	—	(440)
Harris & Co. LLC - Unfunded Revolver (9)	08/09/2030	Professional Services	—	—	7,401	—	(130)
HEC Purchaser Corp.	06/17/2029	Healthcare, Education and Childcare	9.75%	3M SOFR+550	9,651	9,535	9,583
Hills Distribution Inc.	11/07/2029	Distributors	11.11%	3M SOFR+600	7,941	7,829	7,862
Hills Distribution Inc. - Unfunded Term Loan (9)	11/07/2025	Distributors	—	—	10,812	—	—
HW Holdco, LLC	05/10/2026	Media	11.20%	1M SOFR+590	10,410	10,389	10,410
HW Holdco, LLC (Revolver) (9)	05/10/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC	09/22/2028	Professional Services	11.35%	3M SOFR+610	4,487	4,430	4,443
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	722	—	(7)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(6)
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	10.96%	3M SOFR+685	4,553	4,534	4,582
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	10.35%	3M SOFR+600	1,672	1,204	1,237
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (9)	11/17/2025	Commercial Services & Supplies	—	—	4,288	—	54
Infinity Home Services Holdco, Inc. (Revolver)	12/28/2028	Commercial Services & Supplies	13.75%	3M SOFR+575	194	194	194
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (9)	12/28/2028	Commercial Services & Supplies	—	—	1,098	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.10%	3M SOFR+550	5,539	5,483	5,498
Integrative Nutrition, LLC	01/31/2025	Consumer Services	11.36%	3M SOFR+715	15,776	15,747	13,567
			(PIK 6.00%)
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.50%	3M SOFR+450	500	500	500
ITI Holdings, Inc. (Revolver) (7), (9)	03/03/2028	IT Services	—	—	165	—	—
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.46%	3M SOFR+761	4,938	4,893	4,863
Inventus Power, Inc. - Unfunded Revolver (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(26)
Keel Platform, LLC	01/19/2031	Metals and Mining	10.09%	3M SOFR+525	11,544	11,388	11,486
Keel Platform, LLC - Unfunded Term Loan (9)	01/19/2031	Metals and Mining	—	—	2,402	—	6
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	3M SOFR+615	13,971	13,802	13,970
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Personal Products	—	—	3,435	—	—
Lash OpCo, LLC	02/18/2027	Personal Products	12.94%	3M SOFR+785	10,786	10,689	10,678
			(PIK 5.10%)
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.94%	1M SOFR+785	2,833	2,833	2,805
			(PIK 5.10%)
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	335	—	(3)
			(PIK 5.10%)
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.64%	1M SOFR+640	13,018	13,015	12,784
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2025	Capital Equipment	11.64%	1M SOFR+640	1,721	1,721	1,690
Ledge Lounger, Inc.	11/09/2026	Leisure Products	12.25%	3M SOFR+765	3,674	3,661	3,491
Ledge Lounger, Inc. (Revolver)	11/09/2026	Leisure Products	12.25%	3M SOFR+765	263	263	250

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
			(PIK 12.085%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Quantic Electronics, LLC	11/19/2026	Electronic Equipment, Instruments, and Components	10.95%	3M SOFR+635	6,579	6,530	6,546
Quantic Electronics, LLC - Funded revolver	11/19/2026	Electronic Equipment, Instruments, and Components	10.95%	3M SOFR+635	335	335	333
Rancho Health MSO, Inc. - Unfunded Term Loan (9)	06/30/2025	Healthcare Equipment and Supplies	—	—	3,000	—	30
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare Equipment and Supplies	10.93%	3M SOFR+560	210	210	210
Rancho Health MSO, Inc. (Revolver) (7), (9)	12/18/2025	Healthcare Equipment and Supplies	—	—	315	—	—
Recteq, LLC	01/29/2026	Leisure Products	11.75%	3M SOFR+715	1,448	1,439	1,433
Recteq, LLC (Revolver) (7), (9)	01/29/2026	Leisure Products	—	—	1,296	—	(13)
Riverpoint Medical, LLC	06/20/2025	Healthcare Equipment and Supplies	9.85%	3M SOFR+525	9,829	9,796	9,841
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare Equipment and Supplies	10.10%	3M SOFR+535	133	133	133
Riverpoint Medical, LLC (Revolver) (7), (9)	06/20/2025	Healthcare Equipment and Supplies	—	—	776	—	—
RRA Corporate, LLC	08/15/2029	Diversified Consumer Services	9.60%	3M SOFR+500	19,200	19,008	19,008
RRA Corporate, LLC - Unfunded Term Loan 1 (9)	02/15/2029	Diversified Consumer Services	—	—	11,506	—	—
RRA Corporate, LLC - Unfunded Term Loan 2 (9)	08/15/2026	Diversified Consumer Services	—	—	21,719	—	—
RRA Corporate, LLC - Funded Revolver	08/15/2029	Diversified Consumer Services	9.60%	3M SOFR+500	1,410	1,409	1,395
RRA Corporate, LLC - Unfunded Revolver (9)	08/15/2029	Diversified Consumer Services	—	—	5,306	—	(53)
RTIC Subsidiary Holdings, LLC	05/03/2029	Leisure Products	10.35%	3M SOFR+575	41,995	41,372	41,155
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (9)	05/03/2029	Leisure Products	—	—	9,417	—	(188)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/15/2029	Professional Services	10.35%	3M SOFR+575	1,140	1,124	1,126
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan (9)	06/27/2026	Professional Services	—	—	1,146	—	(9)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) (Revolver) (7), (9)	06/15/2029	Professional Services	—	—	860	—	(11)
Safe Haven Defense US LLC	05/23/2029	Building Products	9.85%	3M SOFR+525	13,563	13,363	13,428
Safe Haven Defense US LLC - Unfunded Revolver (9)	05/23/2029	Building Products	—	—	2,920	—	(29)
Sales Benchmark Index LLC	01/03/2025	Professional Services	10.80%	3M SOFR+620	2,527	2,524	2,527
Sales Benchmark Index LLC (Revolver) (7), (9)	01/03/2025	Professional Services	—	—	1,293	—	—
Sargent & Greenleaf Inc.	12/20/2024	Electronic Equipment, Instruments, and Components	11.45%	1M SOFR+760	3,272	3,266	3,272
			(PIK 1.00%)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronic Equipment, Instruments, and Components	11.45%	1M SOFR+660	1,078	1,078	1,078
			(PIK 1.00%)
Sargent & Greenleaf Inc. (Revolver) (9)	12/20/2024	Electronic Equipment, Instruments, and Components	—	—	9	—	—
Schlesinger Global, Inc.	07/14/2025	Professional Services	13.20%	3M SOFR+835	15,224	15,191	14,844
			(PIK 5.60%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Professional Services	13.20%	3M SOFR+835	1,578	1,578	1,539
			(PIK 5.60%)
Schlesinger Global, Inc. (Revolver) (7), (9)	07/14/2025	Professional Services	—	—	401	—	(10)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.75%	3M SOFR+615	1,901	1,879	1,834
Sigma Defense Systems, LLC	12/18/2027	IT Services	11.50%	3M SOFR+690	20,708	20,447	20,501
Sigma Defense Systems, LLC (Revolver) (7), (9)	12/18/2027	IT Services	—	—	3,311	—	(33)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Diversified Financial Services	11.73%	3M SOFR+640	4,065	4,054	4,106
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (9)	02/09/2026	Diversified Financial Services	—	—	4,656	—	93
Skopima Consilio Parent, LLC	05/17/2028	Business Services	9.46%	1M SOFR+461	596	584	594
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	1M SOFR+610	13,521	13,323	13,521
Smartronix, LLC - (Revolver) (9)	11/23/2027	Aerospace and Defense	—	—	1,791	—	—
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.20%	1M SOFR+550	2,422	2,422	2,143
			(PIK 1.50%)
Smile Brands Inc. (Revolver)	10/12/2027	Healthcare and Pharmaceuticals	10.20%	1M SOFR+550	866	866	766
			(PIK 1.50%)
Smile Brands Inc. (Revolver) (7), (9)	10/12/2027	Healthcare and Pharmaceuticals	—	—	678	—	(78)
Smile Brands Inc. LC (Revolver) (7), (9)	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(12)
Solutionreach, Inc.	07/17/2025	Healthcare Technology	12.40%	3M SOFR+715	4,657	4,637	4,657
Solutionreach, Inc. (Revolver) (7), (9)	07/17/2025	Healthcare Technology	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	10.78%	3M SOFR+565	2,253	2,232	2,253
Spendmend Holdings LLC - Unfunded Term Loan (9)	03/03/2025	Healthcare Technology	—	—	1,493	—	11
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	10.25%	3M SOFR+565	357	357	357
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	—
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare Providers and Services	9.31%	1M SOFR+425	1,990	1,975	1,851
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	10.26%	3M SOFR+500	20,461	20,238	20,421
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC) (Revolver) (9)	08/16/2027	Aerospace and Defense	—	—	12,537	—	69
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.59%	3M SOFR+515	1,633	1,633	1,630
System Planning and Analysis, Inc. - (Revolver) (9)	08/16/2027	Aerospace and Defense	—	—	6,732	—	(13)
S101 Holdings, Inc.	12/29/2026	Electronic Equipment, Instruments, and Components	11.48%	3M SOFR+615	12,439	12,301	12,315
S101 Holdings, Inc. - Unfunded Term Loan 2 (9)	12/15/2024	Electronic Equipment, Instruments, and Components	—	—	9,036	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.83%	3M SOFR+650	6,965	6,857	6,895
TCG 3.0 Jogger Acquisitionco, Inc. - (Revolver) (9)	01/26/2029	Media	—	—	2,426	—	(24)
Team Services Group, LLC	12/20/2027	Healthcare Providers and Services	10.51%	3M SOFR+526	15,412	15,173	15,217
Teneo Holdings, LLC - Initial Term Loans	03/13/2031	Diversified Financial Services	9.60%	3M SOFR+475	6,965	6,895	6,987
The Bluebird Group LLC	07/28/2026	Professional Services	11.25%	3M SOFR+665	2,566	2,538	2,566
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	10.95%	1M SOFR+610	3,377	3,333	3,356
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	10.95%	1M SOFR+610	376	376	376
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	535	—	(1)
TPC US Parent, LLC	11/24/2025	Food Products	10.98%	3M SOFR+565	11,888	11,808	11,888

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
TPCN Midco, LLC	06/26/2029	Diversified Consumer Services	10.35%	3M SOFR+575	8,878	8,749	8,665
TPCN Midco, LLC - Unfunded Term Loan (9)	06/26/2026	Diversified Consumer Services	—	—	13,113	—	(184)
TPCN Midco, LLC - Unfunded Revolver (9)	06/26/2029	Diversified Consumer Services	—	—	2,580	—	(62)
TransGo, LLC	12/29/2028	Auto Components	10.60%	3M SOFR+575	12,034	11,869	12,034
TransGo, LLC (Revolver) (7), (9)	12/29/2028	Auto Components	—	—	4,440	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.33%	1M SOFR+640	2,508	2,502	2,508
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.23%	1M SOFR+490	11,928	11,826	11,690
Urology Management Holdings, Inc.	06/15/2027	Healthcare Providers and Services	10.52%	3M SOFR+550	1,200	1,194	1,188
Urology Management Holdings, Inc. - Unfunded Term Loan (9)	09/03/2026	Healthcare Providers and Services	—	—	4,800	—	(24)
Walker Edison Furniture, LLC - Term Loan (11)	03/01/2029	Wholesale	—	—	5,441	5,026	490
Walker Edison Furniture Company, LLC - Unfunded Term Loan (11)	03/01/2029	Wholesale	—	—	83	—	(76)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (11)	03/01/2029	Wholesale	—	—	1,667	1,667	1,667
Watchtower Intermediate, LLC	12/01/2029	Electronic Equipment, Instruments, and Components	10.60%	3M SOFR+600	9,055	8,929	8,964
Watchtower Intermediate, LLC - Unfunded Term Loan (9)	12/01/2025	Electronic Equipment, Instruments, and Components	—	—	2,100	—	3
Watchtower Intermediate, LLC (Revolver) (9)	12/01/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	(63)
Wildcat Buyerco, Inc.	02/26/2027	Electronic Equipment, Instruments, and Components	10.60%	3M SOFR+575	12,592	12,498	12,592
Wildcat Buyerco, Inc. - Unfunded Term Loan (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	3,281	—	33
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	534	—	—
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	8.87%	3M SOFR+426	3,483	3,475	3,480
Zips Car Wash, LLC	12/31/2024	Automobiles	12.46%	3M SOFR+740	13,252	13,227	12,656
			(PIK 1.5%)
Total First Lien Secured Debt						1,488,717	1,472,064
Subordinate Debt - 0.3%
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare Providers and Services	15.00%	—	1,042	1,027	1,026
			(PIK 15.00%)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Consumer Finance	18.00%	—	13	13	9
ORL Holdco, Inc. - Unfunded Convertible Notes (9)	03/08/2028	Consumer Finance	—	—	13	—	(4)
Schlesinger Global, LLC - Promissory Note	01/08/2026	Professional Services	12.31%	3M SOFR+700	66	66	136
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare Technology	12.00%	—	1,526	1,526	1,526
StoicLane, Inc. - Unfunded Convertible Notes (9)	08/15/2027	Healthcare Technology	—	—	1,526	—	—
Total Subordinate Debt						2,632	2,693
Preferred Equity - 2.1% (6)
Accounting Platform Blocker, Inc -. Preferred Equity		Professional Services	—	—	1,075,900	1,076	1,076
Ad.net Holdings, Inc.		Media	—	—	6,720	672	852
AFC Acquisitions, Inc. (Preferred) (8)		Distributors	—	—	854	1,314	1,400
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)		Media	—	—	2,018	2,018	2,298
Cartessa Aesthetics, LLC (Preferred) (8)		Distributors	—	—	1,437,500	1,438	2,560
C5MI Holdco, LLC. - Preferred Equity (8)		IT Services	—	—	228,900	223	233
EvAL Home Health Solutions, LLC - Preferred Equity (8)		Healthcare, Education and Childcare	—	—	876,386	1,455	1,631
Gauge Schlesinger Coinvest LLC (Preferred Equity)		Professional Services	—	—	64	64	37
Hancock Claims Consultants Investors, LLC (Preferred Equity) (8)		Insurance	—	—	116,588	76	149
Imagine Topco, LP		Software	8.00%	—	1,236,027	1,236	1,432
Magnolia Topco LP - Class A Preferred Equity (8)		Automobiles	—	—	47	47	48
Magnolia Topco LP - Class B Preferred Equity (8)		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC - Preferred A Equity		Electronic Equipment, Instruments, and Components	—	—	9,360	936	842
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)		IT Services	—	—	1,935	1,935	2,621
ORL Holdco, Inc. (7)		Consumer Finance	—	—	1,327	133	18
PL Acquisitionco, LLC (Preferred Equity)		Textiles, Apparel and Luxury Goods	—	—	61	61	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (8)		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (8)		Leisure Products	—	—	18,450	1,215	1,976
RTIC Parent Holdings, LLC - Class D Preferred Equity (8)		Leisure Products	—	—	19,584	196	218
TPC Holding Company, LP (7)		Food Products	—	—	409	409	662
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)		Construction & Engineering	—	—	37	35	43
UniTek Global Services, Inc. - Super Senior Preferred Equity (7)		Telecommunications	20.00%	—	343,861	344	209
UniTek Global Services, Inc. - Senior Preferred Equity (7)		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						16,031	18,305
Common Equity/Warrants - 15.9% (6)
A1 Garage Equity, LLC (8)		Commercial Services & Supplies	—	—	647,943	648	818
ACP Big Top Holdings, L.P. - Common Equity		Construction & Engineering	—	—	3,000,500	3,001	3,614
Ad.net Holdings, Inc. (7)		Media	—	—	7,467	75	4
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	31,675	3,168	3,168
Aechelon InvestCo, LP - Unfunded (9)		Aerospace and Defense	—	—	31,675	—	—
Aftermarket Drivetrain Products Holdings, LLC		Auto Components	—	—	2,632	2,632	3,686
AG Investco LP (7), (8)		Software	—	—	805,164	805	1,008
AG Investco LP (7), (8), (9)		Software	—	—	194,836	—	—
Altamira Intermediate Company II, Inc. (7)		IT Services	—	—	1,437,500	1,438	1,736

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)		Media	—	—	2,018	—	—
Athletico Holdings, LLC (8)		Healthcare Providers and Services	—	—	4,678	5,000	3,837
BioDerm Holdings, LP		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,179
Burgess Point Holdings, LP		Auto Components	—	—	112	114	119
By Light Investco LP (7), (8)		High Tech Industries	—	—	22,789	803	18,788
Carisk Parent, L.P.		Healthcare Technology	—	—	239,680	240	247
Carnegie HoldCo, LLC - Common Equity (8)		Professional Services	—	—	2,719,600	2,664	2,638
Connatix Parent, LLC (7)		Media	—	—	38,278	421	236
Consello Pacific Aggregator, LLC (8)		Professional Services	—	—	1,025,476	973	921
Crane 1 Acquisition Parent Holdings, L.P. (7)		Commercial Services & Supplies	—	—	130	120	220
C5MI Holdco, LLC. - Common Equity (8)		IT Services	—	—	1,659,050	1,659	1,654
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8)		IT Services	—	—	804,615	763	1,500
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (8), (9)		IT Services	—	—	200,255	—	—
DUGGAL EQUITY, LP – Common Equity		Marketing Services	—	—	686,400	686	686
eCommission Holding Corporation (7), (10)		Banking, Finance, Insurance & Real Estate	—	—	20	237	639
EDS Topco, LP		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,256
Exigo, LLC		Software	—	—	541,667	542	586
FedHC InvestCo LP (7), (8)		Aerospace and Defense	—	—	21,665	727	1,773
FedHC InvestCo LP (7), (8), (9)		Aerospace and Defense	—	—	7,566	—	—
Five Star Parent Holdings, LLC		Hotels, Restaurants and Leisure	—	—	655,714	656	647
Gauge ETE Blocker, LLC		Diversified Consumer Services	—	—	374,444	374	285
Gauge Lash Coinvest LLC (7)		Personal Products	—	—	1,840,021	1,393	5,349
Gauge Loving Tan, LP		Personal Products	—	—	2,914,701	2,915	3,207
Gauge Schlesinger Coinvest LLC (7)		Professional Services	—	—	465	476	268
GCOM InvestCo LP		IT Services	—	—	19,184	3,342	4,555
GGG Topco, LLC – Common Equity (8)		Diversified Consumer Services	—	—	2,759,800	2,760	2,760
GMP Hills, L.P.		Distributors	—	—	4,430,843	4,431	4,342
Hancock Claims Consultants Investors, LLC (7), (8)		Insurance	—	—	450,000	448	275
HPA SPQ Aggregator LP		Professional Services	—	—	750,399	750	842
HV Watterson Holdings, LLC		Professional Services	—	—	100,000	100	16
Icon Partners V C, L.P.		Internet Software and Services	—	—	1,870,915	1,871	1,872
Icon Partners V C, L.P. (7), (9)		Internet Software and Services	—	—	629,085	—	—
IIN Group Holdings, LLC (8)		Consumer Services	—	—	1,000	1,000	—
Imagine Topco, LP (Common)		Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.		Commercial Services & Supplies	—	—	1,218,045	1,218	1,535
Ironclad Holdco, LLC (Applied Technical Services, LLC) (7)		Commercial Services & Supplies	—	—	6,355	668	988
ITC Infusion Co-invest, LP (8)		Healthcare Equipment and Supplies	—	—	116,032	1,175	1,745
Kinetic Purchaser, LLC		Personal Products	—	—	1,734,775	1,735	1,985
KL Stockton Co-Invest LP (Any Hour Services) (7), (8)		Energy Equipment and Services	—	—	382,353	385	884
LEP Pequod Holdings, LP		Financial Services	—	—	350	865	1,004
Lightspeed Investment Holdco LLC (7)		Healthcare Technology	—	—	585,587	586	2,118
LJ Avalon, LP		Construction & Engineering	—	—	1,638,043	1,638	1,998
Lucky Bucks, LLC		Hotels, Restaurants and Leisure	—	—	73,870	2,062	904
Magnolia Topco LP - Class A Common Equity (8)		Automobiles	—	—	46,974	—	—
Magnolia Topco LP - Class B Common Equity (8)		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP		Commodity Chemicals	—	—	10,761	1,078	1,250
Meadowlark Title, LLC (8)		Professional Services	—	—	819,231	806	—
Megawatt Acquisition Partners, LLC - Common A Equity		Electronic Equipment, Instruments, and Components	—	—	1,040	104	83
Municipal Emergency Services, Inc. (7)		Distributors	—	—	1,973,370	2,005	3,157
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)		Leisure Products	—	—	1,494	1,438	100
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	158,348	2,771	2,771
New Medina Health, LLC (8)		Healthcare Providers and Services	—	—	2,672,646	2,673	4,171
NFS - CFP Holdings LLC		Commercial Services & Supplies	—	—	1,337,017	1,337	1,337
NORA Parent Holdings, LLC (8)		Healthcare Providers and Services	—	—	2,544	2,525	2,256
North Haven Saints Equity Holdings, LP (8)		Healthcare Technology	—	—	223,602	224	241
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)		Aerospace and Defense	—	—	173,638	1,736	1,761
OES Co-Invest, LP - Class A Common Equity		Diversified Consumer Services	—	—	1,560	1,574	1,739
OHCP V BC COI, L.P.		Distributors	—	—	1,158,239	1,158	738
OHCP V BC COI, L.P. (9)		Distributors	—	—	91,761	—	(33)
ORL Holdco, Inc		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	1,727,679	1,728	1,098
Output Services Group, Inc.		Business Services	—	—	80,170	642	701
PAR Excellence Holdings, Inc. - Common Equity		Healthcare Technology	—	—	1,902,200	1,902	1,902
PCS Parent, LP - Common Equity		Professional Services	—	—	423,247	423	444
PennantPark-TSO Senior Loan Fund, LP (7)(10)		Financial Services	—	—	11,167,847	11,168	9,186
Pink Lily Holdco, LLC (8)		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Pragmatic Institute, LLC		Professional Services	—	—	610,583	611	—
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	341
QuantiTech InvestCo LP (7), (8)		Aerospace and Defense	—	—	700	0	172
QuantiTech InvestCo LP (7), (8), (9)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,309
Safe Haven Defense MidCo, LLC - Common Equity (8)		Building Products	—	—	596	596	648
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)		Professional Services	—	—	64,634	646	716

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	199
SP L2 Holdings, LLC (Ledge Lounger, Inc.)		Leisure Products	—	—	360,103	360	14
SSC Dominion Holdings, LLC - Class B (US Dominion, Inc.) (7)		Capital Equipment	—	—	12	12	1,385
StellPen Holdings, LLC (CF512, Inc.) (7)		Media	—	—	161,538	162	141
SV Aero Holdings, LLC (8)		Aerospace and Defense	—	—	61	535	1,157
TAC LifePort Holdings, LLC (7), (8)		Aerospace and Defense	—	—	533,833	502	815
TCG 3.0 Jogger Co-Invest, LP		Media	—	—	9,108	1,760	1,357
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8)		Media	—	—	221,296	103	335
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8), (9)		Media	—	—	144,310	0	—
TPC Holding Company, LP (7)		Food Products	—	—	21,527	22	113
TPCN Holdings, LLC - Common Equity (8)		Diversified Consumer Services	—	—	1,053,200	1,053	864
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)		Construction & Engineering	—	—	749	1	8
UniTek Global Services, Inc.(C)		Telecommunications	—	—	213,739	—	—
UniVista Insurance (7), (8)		Insurance	—	—	400	334	844
Urology Partners Co., L.P.		Healthcare Providers and Services	—	—	694,444	694	740
Walker Edison Holdco LLC		Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (8)		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,292
WCP IvyRehab Coinvestment, LP (8)		Healthcare Providers and Services	—	—	208	208	221
WCP IvyRehab QP CF Feeder, LP (8)		Healthcare Providers and Services	—	—	3,754	3,793	3,987
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (8), (9)		Healthcare Providers and Services	—	—	246	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)		Electronic Equipment, Instruments, and Components	—	—	2,240	95	816
UniTek Global Services, Inc.(W)		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC (Warrants) (8)		Hotels, Restaurants and Leisure	—	—	87,345	—	927
Total Common Equity/Warrants						115,289	139,207
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,622,669	1,632,269
Investments in Controlled, Affiliated Portfolio Companies - 40.0% (3), (4)
First Lien Secured Debt - 31.3%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.26%	3M SOFR+540	10,213	10,213	10,213
Marketplace Events, LLC - Super Priority First Lien (7)	09/30/2025	Media: Diversified and Production	—	—	3,122	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.26%	3M SOFR+540	26,771	22,558	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (10)	05/06/2029	Financial Services	13.28%	3M SOFR+800	237,650	237,650	237,650
Total First Lien Secured Debt						270,421	274,634
Equity Interests - 8.7%
New MPE Holdings, LLC - Common Equity (8)		Media: Diversified and Production	—	—	349	—	20,123
PennantPark Senior Secured Loan Fund I LLC (7), (10)		Financial Services	—	—	101,850	101,850	56,478
Total Equity Interests						101,850	76,601
Total Investments in Controlled, Affiliated Portfolio Companies						372,271	351,235
Total Investments - 226.1% (12)						1,994,940	1,983,504
Cash and Cash Equivalents - 12.8%
Money Market - BlackRock Federal FD Institutional 81			5.03%			22,211	22,211
Non-Money Market Cash						89,835	89,839
Total Cash and Cash Equivalents						112,046	112,050
Total Investments and Cash Equivalents - 238.9%						$2,106,986	$2,095,554
Liabilities in Excess of Other Assets - (138.9)%							(1,218,260)
Net Assets - 100%							$877,294

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
(11)
Non-accrual security
(12)
All investments are in US Companies unless noted otherwise

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. On April 14, 2022, trading of the Company’s common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC effective at market close on April 13, 2022.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The 2026 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of December 31, 2024, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF. PTSF also invests primarily in middle-market and other corporate debt securities consistent with our strategy.

On February 4, 2022, we formed PFLT Investment Holdings II, LLC, a Delaware limited liability company (“Holdings II”), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PFLT Investment Holdings, LLC ( “Holdings”) to Holdings II. Effective as of January 1, 2024, Holdings II elected to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss and deductions attributable to Holdings’ investments.

In July 2024, the Company established a $500.0 million ATM Program and terminated the existing $250.0 million ATM Program, each an at-the-market offering program, or "ATM Program", and together "ATM Programs".

During three months ended December 31, 2024 and 2023, we issued 7,276,000 and zero shares of our Common Stock, respectively, under ATM Programs at a weighted-average price of $11.30 and zero per share, respectively, raising $82.2 million and zero of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. During the quarter ended December 31, 2024 and 2023, we incurred less than $0.1 million and zero, respectively, of legal and other offering costs associated with establishing the ATM Programs. As of December 31, 2024 and September 30, 2024, we had $355.0 million and $437.3 million available under the respective ATM Programs.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, or the Commodity Exchange Act.The Investment Advisor intends to continue to affirm the exclusion on an annual basis and therefore, does not expect to be subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

We expect that there may not be readily available market values for many of the investments, which are or will be in our portfolio. We value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

DECEMBER 31, 2024

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2024, we had two portfolio companies on non-accrual, representing 0.4% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three months ended December 31, 2024 and 2023, we recorded a provision for taxes on net investment income of $0.2 million and $0.2 million, respectively, pertaining to federal excise tax.

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

For the three months ended December 31, 2024, the Company recognized a provision for taxes of $0.6 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three months ended December 31, 2023, the Company recognized a provision reduction for taxes of zero on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of December 31, 2024 and September 30, 2024, $1.1 million and $1.7 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. For the three months ended December 31, 2024 and 2023, $0.1 million and zero, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three months ended December 31, 2024, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three months ended December 31, 2023, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

among capital accounts in the Consolidated Statements of Assets and Liabilities to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

On July 17, 2024, we entered into new equity distribution agreements with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (the "Sale Agents"), (together, the "Equity Distribution Agreements") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500 million under an at-the-market offering program ("ATM Program"). The Equity Distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the ATM Program offerings, net of any commissions of Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the Company’s prior $250 million ATM Program.

During the three months ended December 31, 2024 and 2023, we issued 7,276,000 and zero shares of common stock through the ATM Program at an average price of $11.30, raising $82.2 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.1 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2024, the effect of which was not material to the Consolidated Financial Statements and the notes thereto.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

In June 2022, the FASB issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted the new accounting standard, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements and related disclosures.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2024 and 2023, the Investment Adviser earned a base management fee of $5.3 million and $3.0 million, respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2024 and 2023, the Investment Adviser earned $7.5 million and $4.9 million, respectively, in incentive fees on net investment income from us.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three months ended December 31, 2024 and 2023, was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2024 and 2023, we recorded administrative expenses of approximately $0.5 million and $0.6 million, including expenses the Administrator incurred for services described above, respectively.

Under the Administration Agreement the Administrator may be reimbursed by the Company for the costs and expenses to be borne by the Company set forth above include the costs and expenses allocable with respect to the provision of in-house legal, tax, or other professional advice and/or services to the Company, including performing due diligence on its prospective portfolio companies as deemed appropriate by the Administrator, where such in-house personnel perform services that would be paid by the Company if outside service providers provided the same services, subject to the Board's oversight.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2024 and 2023.

For the three months ended December 31, 2024, we sold $187.7 million in investments to PSSL at fair value, respectively, and recognized $(0.1) million of net realized gain (losses). For the three months ended December 31, 2023, we sold $62.7 million in investments to PSSL at fair value, respectively, and recognized zero of net realized losses.

For the three months ended December 31, 2024 and 2023, we sold no investments to PTSF.

As of December 31, 2024 and September 30, 2024, PFLT had a receivable from the affiliates of $0.3 million and $0.3 million, respectively, presented as due from affiliate on the Consolidated Statements of Assets and Liabilities. This amount relates to cash owed to agency fees and collected on behalf of the Company and trades between the funds.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

4. INVESTMENTS

For the three months ended December 31, 2024 and 2023, purchases of investments, including PIK interest totaled $608.3 million and $303.5 million, respectively. Sales and repayments of investments for the three months ended December 31, 2024 and 2023 totaled $401.3 million and $103.8 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	December 31, 2024		September 30, 2024
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$1,746,097	$1,726,126	$1,521,496	$1,509,048
First lien in PSSL	237,650	237,650	237,650	237,650
Subordinate debt	3,144	3,435	2,632	2,693
Equity	145,552	177,788	131,312	177,635
Equity interests in PSSL	101,850	48,911	101,850	56,478
Total investments	2,234,293	2,193,910	1,994,940	1,983,504
Cash and cash equivalents	102,273	102,262	112,046	112,050
Total investments and cash and cash equivalents	$2,336,566	$2,296,172	$2,106,986	$2,095,554

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2024 (1)	September 30, 2024 (1)
Aerospace and Defense	12%	7%
Professional Services	9	8
Healthcare Providers and Services	7	6
Personal Products	5	6
Diversified Consumer Services	5	5
IT Services	5	6
Distributors	4	4
Healthcare Technology	4	5
Media: Diversified and Production	4	4
Construction & Engineering	4	4
Media	4	5
Leisure Products	4	4
Business Services	4	3
High Tech Industries	4	4
Commercial Services & Supplies	3	4
Electronic Equipment, Instruments, and Components	3	4
Government Services	2	—
Auto Components	2	2
Independent Power and Renewable Electricity Producers	1	—
Healthcare, Education and Childcare	1	2
Internet Software and Services	1	1
Software	1	—
Healthcare Equipment and Supplies	1	1
Capital Equipment	1	1
Chemicals, Plastics and Rubber	1	1
Road and Rail	1	—
Building Products	1	1
Food Products	1	1
Automobiles	1	1
Marketing Services	1	1
Consumer Services	1	1
Event Services	1	—
Metals and Mining	1	1
All Other	—	7
Total	100%	100%

(1)
Excludes investments in PSSL.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2024 and September 30, 2024, PSSL had total assets of $1,110 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 118 and 109 portfolio companies, respectively. As of December 31, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.2 million and the five largest investments totaled $98.6 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2024 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $101.9 million ($87.5 remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

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

In December 2024, PSSL entered into a $325.0 million (increased from $260.0 million) senior secured revolving credit facility which bears interest at SOFR plus 225 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	December 31, 2024	September 30, 2024
Total investments	$1,046,178	$913,281
Weighted average cost yield on income producing investments	10.8%	11.4%
Number of portfolio companies in PSSL	118	109
Largest portfolio company investment	$21,220	$21,274
Total of five largest portfolio company investments	$98,604	$97,292

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Below is a listing of PSSL’s individual investments as of December 31, 2024 (Par and $ in thousands):

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,863.8%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	9.11%	SOFR+475	2,895	$2,850	$2,895
ACP Avenu Buyer, LLC	10/2/2029	Business Services	9.84%	SOFR+525	9,900	9,750	9,628
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.09%	SOFR+550	18,715	18,400	18,902
Ad.net Acquisition, LLC	5/7/2026	Media	10.59%	SOFR+626	8,685	8,641	8,685
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	10.65%	SOFR+610	12,696	12,488	11,807
			(PIK 8.65%)
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.23%	SOFR+590	4,647	4,555	4,647
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.23%	SOFR+590	4,563	4,523	4,563
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.23%	SOFR+590	11,127	11,042	10,989
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	9.62%	SOFR+500	6,000	5,988	5,985
Archer Lewis, LLC	8/28/2029	Commercial Services & Supplies	10.09%	SOFR+590	9,975	9,881	9,875
ARGANO, LLC	9/13/2029	Business Services	10.15%	SOFR+575	9,975	9,879	9,875
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.83%	SOFR+525	12,845	12,673	12,652
Best Practice Associates, LLC	11/8/2029	Aerospace and Defense	11.08%	SOFR+675	10,000	9,916	9,850
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.08%	SOFR+575	4,888	4,819	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	10.11%	SOFR+575	14,788	14,548	14,788
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.03%	SOFR+650	8,865	8,778	8,754
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	9.73%	SOFR+540	14,934	14,752	14,679
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.41%	SOFR+600	8,666	8,642	8,622
Burgess Point Purchaser Corporation	9/26/2029	Automotive	9.68%	SOFR+535	441	416	391
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	11.53%	SOFR+698	12,932	12,917	12,932
C5MI Holdco, LLC	7/31/2029	IT Services	10.33%	SOFR+600	14,963	14,749	14,738
Carisk Buyer, Inc - Amendment No.1 Term Loan	12/1/2029	Healthcare Technology	9.58%	SOFR+525	10,000	9,931	9,850
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	9.86%	SOFR+550	15,205	14,991	14,977
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.08%	SOFR+575	9,514	9,415	9,514
Case Works, LLC	10/1/2029	Professional Services	9.58%	SOFR+525	15,000	14,876	14,880
CF512, Inc.	8/20/2026	Media	10.69%	SOFR+619	6,533	6,474	6,435
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.47%	SOFR+400	6,690	6,498	6,506
Connatix Buyer, Inc.	7/13/2027	Media	10.39%	SOFR+561	3,765	3,726	3,765
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.22%	SOFR+586	2,062	2,046	2,047
Dr. Squatch, LLC	8/31/2027	Personal Products	9.68%	SOFR+535	14,525	14,378	14,525
DRI Holding Inc.	12/21/2028	Media	9.71%	SOFR+535	2,594	2,423	2,516
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	10.71%	SOFR+635	13,694	13,677	13,640
Duggal Acquisiton, LLC	9/30/2030	Marketing Services	9.08%	SOFR+475	4,988	4,940	4,938
Dynata, LLC - First Out Term Loan (5)	7/15/2028	Diversified Consumer Services	9.79%	SOFR+526	1,357	1,266	1,357
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.29%	SOFR+576	8,418	8,418	7,808
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.08%	SOFR+575	8,843	8,745	8,776
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	10.13%	SOFR+550	5,985	5,945	5,940
Exigo Intermediate II, LLC	3/15/2027	Software	10.92%	SOFR+635	12,514	12,394	12,514
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.01%	SOFR+650	12,218	12,011	12,218
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.11%	SOFR+575	9,245	9,112	9,152
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.33%	SOFR+450	10,092	10,051	10,141
GGG MIDCO, LLC	9/27/2030	Diversified Consumer Services	9.41%	SOFR+500	9,988	9,893	9,888
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	9.98%	SOFR+560	3,620	3,612	3,475
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.03%	SOFR+560	3,713	3,679	3,657
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.93%	SOFR+560	2,153	2,133	2,153
Harris & Co. LLC	8/9/2030	Professional Services	9.36%	SOFR+500	19,950	19,785	19,950
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,682	3,641	3,667
Hills Distribution, Inc	11/8/2029	Business Services	10.40%	SOFR+600	8,935	8,813	8,845
HW Holdco, LLC	5/10/2026	Media	10.23%	SOFR+590	3,486	3,458	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	9.59%	SOFR+510	9,131	9,005	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	9.83%	SOFR+550	6,014	5,924	6,014
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,250	11,236	8,437
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	11.97%	SOFR+761	8,143	8,094	8,143
ITI Holdings, Inc.	3/3/2028	IT Services	10.05%	SOFR+565	3,890	3,849	3,890
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.48%	SOFR+615	13,492	13,301	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.28%	SOFR+785	14,923	14,750	14,700
			(PIK 5.10%)
LAV Gear Holdings, Inc. (5)	10/31/2025	Capital Equipment	10.87%	SOFR+643	15,352	15,331	14,600
			(PIK 10.87%)
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.00%	SOFR+540	11,330	11,267	11,216
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	9.28%	SOFR+525	2,553	2,511	2,553
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	10.33%	SOFR+600	7,389	7,277	7,334
Lucky Bucks, LLC - First-Out Term Loan (5)	10/2/2028	Hotel, Gaming and Leisure	12.10%	SOFR+765	258	258	258
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.10%	SOFR+765	517	517	517
MAG DS Corp	4/1/2027	Aerospace and Defense	9.93%	SOFR+560	2,212	2,143	2,068
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	11.60%	SOFR+701	357	357	328
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.60%	SOFR+801	458	458	270
			(PIK 6.25%)

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.85%	SOFR+726	1,695	1,695	570
			(PIK 5.50%)
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.67%	SOFR+585	8,309	8,226	8,317
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.08%	SOFR+575	6,300	6,213	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.98%	SOFR+590	2,342	2,315	2,283
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.58%	SOFR+625	19,151	18,878	19,151
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.83%	SOFR+525	15,632	$15,427	$13,661
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.23%	SOFR+590	5,536	5,536	5,536
MOREGroup Holdings, Inc	1/16/2030	Business Services	9.58%	SOFR+525	13,034	12,865	13,034
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.48%	SOFR+515	3,386	3,350	3,386
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.38%	SOFR+585	10,575	10,486	10,575
NFS - CFP Holdings LLC	9/13/2030	Commercial Services & Supplies	9.08%	SOFR+475	14,963	14,859	14,850
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.68%	SOFR+635	21,220	20,883	21,220
Omnia Exterior Solutions, LLC - Second Amendment Term Loan	12/29/2029	Healthcare Providers and Services	9.58%	SOFR+525	12,989	12,881	12,891
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.72%	SOFR+636	15,640	15,451	15,640
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	13.73%	SOFR+940	2,170	2,156	1,888
			(PIK 7.50%)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.08%	SOFR+575	9,975	9,831	9,815
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	12.86%	SOFR+800	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	11.11%	SOFR+625	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	9.71%	SOFR+535	3,893	3,844	3,844
Pacific Purchaser, LLC	9/30/2028	Business Services	10.53%	SOFR+625	11,908	11,727	11,801
PAR Excellence Holdings, Inc	9/3/2030	Healthcare Technology	9.47%	SOFR+475	5,000	4,954	4,950
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.08%	SOFR+575	3,862	3,812	3,862
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,366	9,293	9,281
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,927	7,850	5,787
			(PIK 4.00%)
Pragmatic Institute, LLC (4)	7/6/2028	Education	0.00%		11,953	11,454	5,020
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.43%	SOFR+610	2,768	2,752	2,768
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	9.81%	SOFR+525	18,908	18,832	18,767
Recteq, LLC	1/29/2026	Leisure Products	11.48%	SOFR+715	4,813	4,788	4,764
RRA Corporate, LLC	8/15/2029	Diversified Consumer Services	9.33%	SOFR+500	4,988	4,941	4,963
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.08%	SOFR+575	9,950	9,813	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.04%	SOFR+575	4,325	4,259	4,260
S101 Acquisition, Inc	12/29/2026	Government Services	10.17%	SOFR+565	5,671	5,616	5,643
Sabel Systems Technology Solutions, LLC	10/31/2030	Construction and Building	10.58%	SOFR+625	6,000	5,944	5,940
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.36%	SOFR+525	9,946	9,809	9,946
Sales Benchmark Index LLC	7/7/2026	Professional Services	10.53%	SOFR+620	9,268	9,247	9,268
Schlesinger Global, Inc.	7/14/2025	Business Services	12.96%	SOFR+835	12,574	12,574	11,976
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.48%	SOFR+615	4,888	4,833	4,692
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.23%	SOFR+690	18,537	18,310	18,444
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,850	4,791	4,850
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.43%	SOFR+600	11,922	11,901	10,551
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	11.74%	SOFR+715	4,582	4,566	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	9.48%	SOFR+515	4,060	4,011	4,060
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	8.76%	SOFR+425	1,773	1,700	1,418
SV-Aero Holdings, LLC	11/1/2030	Aerospace and Defense	9.58%	SOFR+525	15,000	14,925	14,850
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	9.28%	SOFR+500	14,550	14,417	14,565
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/3/2029	Air Freight and Logistics	12.87%	SOFR+835	1,855	1,752	1,836
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/3/2029	Air Freight and Logistics	12.12%	SOFR+760	4,314	2,309	2,243
			(PIK 6.50%)
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	10.83%	SOFR+650	19,577	19,278	19,381
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.46%	SOFR+500	342	332	343
Teneo Holdings, LLC	3/13/2031	Business Services	9.11%	SOFR+475	5,459	5,405	5,501
The Bluebird Group LLC	7/27/2026	Professional Services	10.98%	SOFR+665	8,504	8,421	8,504
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	10.50%	SOFR+610	17,617	17,379	17,370
TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.44%	SOFR+565	16,482	16,379	16,481
Transgo, LLC	12/29/2028	Automotive	10.11%	SOFR+575	17,884	17,647	17,884
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	10.80%	SOFR+640	779	780	778
Tyto Athene, LLC	4/1/2028	IT Services	9.49%	SOFR+490	14,670	14,587	14,464
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	9.83%	SOFR+550	6,806	6,739	6,771
Walker Edison Furniture Company LLC (4)(5)	3/1/2029	Wholesale	0.00%		5,708	5,028	-
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(5)	3/1/2029	Wholesale	0.00%		1,667	1,667	1,128
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(5)	3/1/2029	Wholesale	0.00%		42	-	(42)
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	10.33%	SOFR+600	12,158	11,988	12,158
Zips Car Wash, LLC	1/16/2025	Automobiles	12.46%	SOFR+740	17,264	17,262	15,321
			(PIK 12.46%)
Total First Lien Secured Debt						1,064,272	1,041,856

Equity Securities - 7.6%

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers and Packaging	—	—	2	-	-
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116	2,031	2,225
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	781
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,316
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						8,498	4,322
Total Investments - 1,871.60%						1,072,770	1,046,178
Cash and Cash Equivalents - 95.9%
BlackRock Federal FD Institutional 30			4.43%			53,629	53,629
Total Cash and Cash Equivalents						53,629	53,629
Total Investments and Cash Equivalents —1,971.0%						$1,126,399	$1,099,807
Liabilities in Excess of Other Assets — (1,871.0)%							(1,043,908)
Members' Equity—100.0%							$55,899

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

DECEMBER 31, 2024

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	07/27/26	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	08/31/27	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/28	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	06/16/25	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	04/01/28	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	06/15/26	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	03/01/29	Wholesale	0.00%		5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	03/01/29	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	03/01/29	Wholesale	0.00%		83	-	(76)
Watchtower Buyer, LLC	12/03/29	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	02/27/27	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/24	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)
Total First Lien Secured Debt						920,485	906,532

Equity Securities - 10.5%
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116	$2,031	$2,031
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	904
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	2,710
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,104
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0%						928,983	913,281
Cash and Cash Equivalents - 106.0%
BlackRock Federal FD Institutional 30			5.03%			68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0%						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)%							(917,163)
Members' Equity—100.0%							$64,547

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

DECEMBER 31, 2024

(Unaudited)

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL ($ in thousands):

	December 31, 2024
	(Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,072,770 and $928,983, respectively)	$1,046,178	$913,281
Receivable for investments sold	1,297	—
Cash and cash equivalents (cost—$53,629 and $68,429, respectively)	53,629	68,429
Interest receivable	5,080	4,722
Due from affiliate	79	48
Prepaid expenses and other assets	3,367	1,642
Total assets	1,109,630	988,122
Liabilities
Credit facility payable	259,100	146,100
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,046	243,934
2036 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,444	244,372
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	9,127	9,281
Payable for investments purchased	17,521	86
Interest payable on notes to members	6,949	7,315
Accrued expenses	882	822
Due to affiliate	62	65
Total liabilities	1,053,731	923,575
Commitments and contingencies
Members' equity	55,899	64,547
Total liabilities and members' equity	$1,109,630	$988,122

(1)
As of December 31, 2024 and September 30, 2024, PSSL had unfunded commitments to fund investments of less than $0.1 million and $0.6 million, respectively.

Below are the Consolidated Statements of Operations for PSSL ($ in thousands):

	Three months ended December 31,
	2024	2023
Investment income:
Interest	$29,425	$26,048
Other income	583	177
Total investment income	30,008	26,225
Expenses:
Interest and expense on credit facility and asset-backed debt	14,085	13,398
Interest expense on notes to members	8,853	8,220
Administration fees	668	558
General and administrative expenses	493	262
Total expenses	24,099	22,438
Net investment income	5,909	3,787
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	1,333	(6,420)
Net change in unrealized appreciation (depreciation) on investments	(10,890)	8,059
Net realized and unrealized gain (loss) on investments	(9,557)	1,639
Net increase (decrease) in members' equity resulting from operations	$(3,648)	$5,426

(1) No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Consolidated Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt, our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at December 31, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$107,391	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,833,348	Market Comparable	Market yield	6.5% - 21.0% (10.4%)
First lien	7,262	Enterprise Market Value	EBITDA multiple	8.0x - 10.5.x (10.3x)
First lien	15,775	Enterprise Market Value	Revenue multiple	0.7x - 1.0.x (0.8x)
Subordinated debt	2,826	Market Comparable	Market yield	5.3% - 23.2% (20.0%)
Subordinated debt	609	Enterprise Market Value	EBITDA multiple	15.0x
Equity	168,869	Enterprise Market Value	EBITDA multiple	1.8x - 16.8x (12.0x)
Total Level 3 investments	$2,136,080
Long-Term Credit Facility	$608,791	Market Comparable	Market yield	5.8%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$132,197	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,589,437	Market Comparable	Market Yield	7.9% - 21.1% (9.1%)
First lien	25,063	Enterprise Market Value	EBITDA multiple	0.8x - 9.8x (3.4x)
Subordinated debt	2,688	Market Comparable	Market Yield	11.8% - 16.5% (14.0%)
Subordinated debt	4	Enterprise Market Value	EBITDA multiple	5x
Equity	168,450	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (11.0x)
Total Level 3 investments	$1,917,839
Long-Term Credit Facility	$443,880	Market Comparable	Market Yield	5.4%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, 2026 Notes, 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2036 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at December 31, 2024
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,963,776	$—	$—	$1,963,776	$—
Subordinate debt	3,435	—	—	3,435	—
Equity	226,699	—	—	168,869	57,830
Total investments	2,193,910	—	—	2,136,080	57,830
Cash and cash equivalents	102,262	102,262	—	—	—
Total investments and cash and cash equivalents	$2,296,172	$102,262	$—	$2,136,080	$57,830
Credit Facility payable	$608,791	$—	$—	$608,791	$—
2026 Notes payable(2)	184,026	—	184,026	—	—
2036 Asset-Backed Debt(2)	284,222	—	—	284,222	—
2036-R Asset-Backed Debt(2)	265,268	—	—	265,268	—
Total debt	$1,342,307	$—	$184,026	$1,158,281	$—

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

	Fair Value at September 30, 2024
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,746,697	$—	$—	$1,746,697	$—
Second lien	2,692	—	—	2,692	—
Equity	234,115	—	—	168,450	65,665
Total investments	1,983,504	—	—	1,917,839	65,665
Cash and cash equivalents	112,050	112,050	—	—	—
Total investments and cash and cash equivalents	$2,095,554	$112,050	$—	$1,917,839	$65,665
Credit Facility payable	$443,880	$—	$—	$443,880	$—
2026 Notes payable(2)	183,832	—	183,832	—	—
2036 Asset-Backed Debt(2)	284,086	—	—	284,086	—
2036-R Asset-Backed Debt(2)	265,235	—	—	265,235	—
Total debt	$1,177,033	$—	$183,832	$993,201	$—

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes the 2036 Asset-Backed Debt, and the 2036-R Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3)

($ in thousands):

	Three Months Ended December 31, 2024
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,746,697	$171,142	$1,917,839
Net realized gain (loss)	634	26,040	26,674
Net change in unrealized appreciation (depreciation)	(7,513)	(13,600)	(21,113)
Purchases, PIK interest, net discount accretion and non-cash exchanges	597,859	16,121	613,980
Sales, repayments and non-cash exchanges	(373,901)	(27,399)	(401,300)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,963,776	$172,304	$2,136,080
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciaiton (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(2,261)	$6,964	$4,703

	Three Months Ended December 31, 2023
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$906,166	$100,782	$1,006,948
Net realized gain (loss)	(4,304)	1,215	(3,089)
Net change in unrealized appreciation (depreciation)	5,478	(858)	4,620
Purchases, PIK interest, net discount accretion and non-cash exchanges	288,248	18,950	307,198
Sales, repayments and non-cash exchanges	(105,124)	(1,384)	(106,508)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,090,464	$118,705	$1,209,169
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(1,085)	$295	$(790)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Three months ended December 31,
Long-Term Credit Facility	2024	2023
Beginning balance (cost – $443,855 and $85,619, respectively)	$443,880	$85,619
Net change in unrealized (depreciation) appreciation included in earnings	(89)	62
Borrowings	165,000	251,455
Repayments	—	(76,219)
Ending balance (cost – $608,855 and $260,855 respectively)	$608,791	$260,917

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

As of December 31, 2024, we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following information related to such borrowings ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	1,391	1/1/2025	64

As of September 30, 2024 we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following information related to such borrowings (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,481	10/1/2024	(26)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility for the three months ended December 31, 2024 and did not incur any expenses relating to amendment costs on the Credit Facility during the three months ended December 31, 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, and the 2036-R Asset-Backed Debt.

For the three months ended December 31, 2024, the Credit Facility had a net change in unrealized appreciation (depreciation) of $0.1 million. For the three months ended December 31, 2023, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $(0.1) million. As of December 31, 2024 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately $0.1 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC**	$57,107	$4,214	$(36,984)	$(24,337)	$—	$5,062	$306	$25,493
PennantPark Senior Secured'Loan Fund I LLC *	294,128	—	—	(7,567)	286,561	7,746	4,375	—
Total Controlled Affiliates	$351,235	$4,214	$(36,984)	$(31,904)	$286,561	$12,808	$4,681	$25,493

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

** Marketplace was sold during the quarter.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended December 31,
	2024	2023
Numerator for net increase in net assets resulting from operations	$28,329	$22,469
Denominator for basic and diluted weighted average shares	81,663,331	58,734,702
Basic and diluted net increase in net assets per share resulting from operations	$0.35	$0.38

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2024 and September 30, 2024, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $26.7 million and $22.2 million and $75.6 million and $89.8 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Three Months Ended December 31,
	2024	2023
Per Share Data:
Net asset value, beginning of period	$11.31	$11.13
Net investment income (1)	0.37	0.33
Net change in realized and unrealized gain (loss) (1)	(0.02)	0.05
Net increase (decrease) in net assets resulting from operations (1)	0.35	0.38
Distributions to stockholders (1), (2)	(0.31)	(0.31)
Accretive effect of common stock issuance	(0.01)	—
Net asset value, end of period	$11.34	$11.20
Per share market value, end of period	$10.93	$12.10
Total return *(3)	-2.87%	16.68%
Shares outstanding at end of period	84,855,896	58,734,702
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	6.34%	5.86%
Ratio of debt related expenses to average net assets** (5)	9.66%	5.47%
Ratio of total expenses to average net assets** (5)	16.00%	11.33%
Ratio of net investment income to average net assets** (5)	12.95%	11.89%
Net assets at end of period	$962,651	$658,013
Weighted average debt outstanding	$1,277,742	$528,462
Weighted average debt per share (1)	$15.65	$9.00
Asset coverage per unit (6)	$1,714	$1,972
Portfolio turnover rate*	17.69%	7.98%

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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2024 and 2023, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 7.0% and 6.8%, respectively.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2024 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 171% and 174%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank, or the Lenders, was upsized during the quarter ended December 31, 2024 to $736.0 million (increased from $636 million in December 2024) as of December 31, 2024, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2029 and a revolving period that ends in August 2027. As of December 31, 2024 and September 30, 2024, Funding I had $608.8 million and $443.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 6.8% and 7.5%, exclusive of the fee on undrawn commitments as of December 31, 2024 and September 30, 2024, respectively. As of December 31, 2024 and September 30, 2024, we had $127.2 million and $192.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2024, we were in compliance with the covenants relating to the Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of December 31, 2024 and September 30, 2024, the Company had zero 2031 Asset-Backed Debt outstanding.

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

The obligations of the Issuers under the Replacement are non-recourse to the Company. The Company will retain the Class D-R Notes and the Subordinated Notes through a consolidated subsidiary. As of December 31, 2024 and September 30, 2024, the Company had $266.0 million, respectively, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.5% and 7.2%, respectively. As of December 31, 2024 and September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.7 million and $0.8 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of December 31, 2024 and September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.4% and 8.1%, respectively. As of December 31, 2024 and September 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $2.8 million and $2.9 million, respectively.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2024 and September 30, 2024, we had $695.8 million and $632.2 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $87.5 million and zero to PSSL as of December 31, 2024 and September 30, 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital, Ltd. and its Subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2024 and 2023, and cash flows for the three-month periods ended December 31, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 25, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

February 10, 2025

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and its Subsidiaries for the periods ended December 31, 2024 and 2023, as indicated in our report dated February 10, 2025; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, is incorporated by reference in Registration Statement No.333-279726 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

February 10, 2025

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

•
changes in political, economic or industry conditions, such as the impact of the ongoing invasion of Ukraine by Russia and other world economic and political issues, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;

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

We execute our investment strategy directly and through our wholly owned subsidiaries, our unconsolidated joint venture and unconsolidated limited partnership. The term “subsidiary” means entities that primarily engage in investments activities in securities or other assets that are wholly owned by us. The Company does not intend to create or acquire primary control of an entity which primarily engages in investment activities of securities or other assets other than entities wholly owned by the Company. We comply with the provisions of Section 18 of the 1940 Act governing capital structure and leverage on an aggregate basis with our subsidiaries. Our subsidiaries comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Investment Adviser, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

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

•
expenses incurred by the Investment Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs for the Company's and in monitoring the Company's investments; and performing due diligence (including related legal expenses) on its prospective portfolio companies and expenses related to unsuccessful portfolio acquisition efforts;

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of December 31, 2024, our portfolio totaled $2,193.9 million, and consisted of $1,963.8 million of first lien secured debt (including $237.7 million in PSSL), $3.4 million of subordinated debt and $226.7 million of preferred and common equity (including $48.9 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of December 31, 2024, we had two portfolio companies on non-accrual, representing 0.4% and 0.1% of our overall portfolio on a cost and fair value basis, respectively. As of December 31, 2024, the portfolio had net unrealized depreciation of $40.4 million. Our overall portfolio consisted of 159 companies with an average investment size of $13.8 million and had a weighted average yield on debt investments of 10.6%, and was invested 90% in first lien secured debt (including 11% in PSSL), zero in second lien secured debt and less than 1% in subordinate debt and 10% in preferred and common equity (including 2% in PSSL). As of December 31, 2024, approximately 100% of the investments held by PSSL were first lien secured debt.

As of September 30, 2024, our portfolio totaled $1,983.5 million and consisted of $1,746.7 million of first lien secured debt (including $237.7 million in PSSL), $2.7 million of second lien secured debt and subordinated debt and $234.1 million of preferred and common equity (including $56.5 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2024, the portfolio had net unrealized depreciation of $11.4 million. Our overall portfolio consisted of 158 companies with an average investment size of $12.6 million, had a weighted average yield on debt investments of 11.5%, and was invested 88% in first lien secured debt (including 12% in PSSL), less than 1% in second lien secured debt and subordinated debt and 12% in preferred and common equity (including 3% in PSSL). As of September 30, 2024, over 99% of the investments held by PSSL were first lien secured debt.

For the three months ended December 31, 2024, we invested $606.9 million in 11 new and 58 existing portfolio companies at a weighted average yield on debt investments of 10.3%. For the three months ended December 31, 2024, sales and repayments of investments totaled $401.3 million, including $187.7 million of sales to PSSL.

For the three months ended December 31, 2023, we invested $302.6 million in 13 new and 34 existing portfolio companies at a weighted average yield on debt investments of 11.9%. For the three months ended December 31, 2023, sales and repayments of investments totaled $103.8 million, including $62.7 million of sales to PSSL.

PennantPark Senior Secured Loan Fund I LLC

As of December 31, 2024, PSSL’s portfolio totaled $1,046.2 million and consisted of 118 companies with an average investment size of $8.9 million and at a weighted average yield on debt investments of 10.8%. As of September 30, 2024, PSSL’s portfolio totaled $913.3 million, consisted of 109 companies with an average investment size of $8.4 million and at a weighted average yield on debt investments of 11.4%.

For the three months ended December 31, 2024, PSSL invested $224.9 million (including $187.7 million purchased from the Company) in 17 new and eight existing portfolio companies at a weighted average yield on debt investments of 10.3%. Sales and repayments of investments for the three months ended December 31, 2024 totaled $86.6 million.

For the three months ended December 31, 2023, PSSL invested $75.7 million (including $62.7 million purchased from the Company) in four new and nine existing portfolio companies at a weighted average yield on debt investments of 12.3%. For the three months ended December 31, 2023, sales and repayments of investments totaled $27.7 million

At-the-Market Offering

On July 17, 2024, we entered into new equity distribution agreements with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (the "Sale Agents"), (together, the "Equity Distribution Agreements") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500 million under an at-the-market offering program ("ATM Program"). The Equity Distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the ATM Program offerings, net of any commissions of Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the Company’s prior $250 million ATM Program.

During the three months ended December 31, 2024 and 2023, we issued 7,276,000 and zero shares of common stock through the ATM Program at an average price of $11.30, raising $82.2 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.1 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the three months from those disclosed in our 2024 Annual Report on Form 10-K.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2031 Asset-Backed Debt, our 2036 Asset-Backed Debt, our 2036-R Asset-Backed Debt, and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during the three months ended December 31, 2024 and 2023, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, and the 2036-R Asset-Backed Debt.

For the three months ended December 31, 2024, the Credit Facility had a net change in unrealized appreciation (depreciation) of $0.1 million. For the three months ended December 31, 2023, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $(0.1) million. As of December 31, 2024 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately $0.1 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off during in December 2023.

On February 7, 2024, the Company filed a notice with the Israel Securities Authority and “TASE” voluntarily requesting to delist the Company’s common stock from trading on the TASE. The last day of trading on the TASE was May 6, 2024 and the delisting of the Company’s common stock from the TASE took effect on May 8, 2024.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, our Credit Facility, during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

For the three months ended December 31, 2024, we recorded a provision for taxes on net investment income of $0.2 million pertaining to federal excise tax. For the three months ended December 31, 2023, we recorded a provision for taxes on net investment income of $0.2 million pertaining to federal excise tax.

On February 4, 2022, we formed PFLT Investment Holdings II, LLC, a Delaware limited liability company (“Holdings II”), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PFLT Investment Holdings, LLC ( “Holdings”) to Holdings II. Effective as of January 1, 2024, Holdings II elected to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss and deductions attributable to Holdings’ investments.

For the three months ended December 31, 2024, the Company recognized a provision for taxes of $0.6 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three months ended December 31, 2023, the Company recognized a provision reduction for taxes of zero on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of December 31, 2024 and September 30, 2024, $1.1 million and $1.7 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. For the three months ended December 31, 2024 and 2023, $0.1 million and zero, respectively, was accrued as a provision for taxes on the Consolidated Statements of Operations relating to realized gain on investments held by the Taxable Subsidiary. During the three months ended December 31, 2024, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three months ended December 31, 2023, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2024 and 2023.

Investment Income

For the three months ended December 31, 2024, investment income was $67.0 million, which was attributable to $61.0 million from first lien secured debt and $6.0 million from other investments. For the three months ended December 31, 2023, investment income was $38.0 million, which was attributable to $33.2 million from first lien secured debt and $4.8 million from other investments. The increase in investment income compared to the same period in the prior year was primarily due to the increase in the size of our debt portfolio.

Expenses

For the three months ended December 31, 2024, expenses totaled $37.0 million and were comprised of: $22.4 million of debt related interest and expenses, $5.3 million of base management fees, $7.5 million of performance-based incentive fees, and $1.7 million of general and administrative expenses and $0.2 million of taxes. For the three months ended December 31, 2023, expenses totaled $18.5 million and were comprised of; $8.9 million of debt related interest and expenses, $3.0 million of base management fee, $4.9 million of performance-based incentive fee, $1.6 million of general and administrative expenses and $0.2 million of taxes. The increase in expenses compared to the same period in the prior year was primarily due to the increase in interest expense from increased borrowings and an increase in base management fee and incentive fee as a result of the increase in our investment portfolio.

Net Investment Income

For the three months ended December 31, 2024, net investment income totaled $30.0 million or $0.37 per share. For the three months ended December 31, 2023, net investment income totaled $19.4 million or $0.33 per share. The increase in net investment income was primarily due to an increase in investment income partially offset by an increase in expenses.

Net Realized Gains or Losses

For the three months ended December 31, 2024, net realized gains (losses) totaled $26.7 million. For the three months ended December 31, 2023, net realized (losses) totaled $(3.1) million. The change in net realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three months ended December 31, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $(29.0) million. For the three months ended December 31, 2023, we reported net change in unrealized appreciation (depreciation) on investments of $6.2 million. As of December 31, 2024 and September 30, 2024, our net unrealized appreciation (depreciation) on investments totaled $(40.4) million and $(11.4) million, respectively. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments and realization of investments.

For the three months ended December 31, 2024, our Credit Facility had a net change in unrealized appreciation (depreciation) of $0.1 million. For the three months ended December 31, 2023, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $(0.1) million. As of December 31, 2024 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately $0.1 million and zero, respectively. The net change in net unrealized (appreciation) or depreciation was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three months ended December 31, 2024, net increase (decrease) in net assets resulting from operations totaled $28.3 million or $0.35 per share. For the three months ended December 31, 2023, net increase (decrease) in net assets resulting from operations totaled $22.5 million or $0.38 per share. The net increase or (decrease) from operations compared to the same period in the prior year was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of December 31, 2024 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 171% and 174%, respectively.

For the three months ended December 31, 2024 and 2023, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 7.0% and 6.8%, respectively. As of December 31, 2024 and September 30, 2024, we had $127.1 million and $192.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $736.0 million (increased from $636 million in December 2024) as of December 31, 2024 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2029 and a revolving period that ends in August 2027. As of December 31, 2024 and September 30, 2024, PennantPark Floating Rate Funding I, LLC, our wholly-owned subsidiary, borrowed $608.9 million and $443.9 million under the Credit Facility, respectively, and the weighted average interest rate, exclusive of the fee on undrawn commitments, was of 6.8% and 7.5%, respectively, exclusive of the fee on undrawn commitments.

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

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of December 31, 2024, we were in compliance with the covenants relating to our Credit Facility.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of December 31, 2024 and September 30, 2024, the Company had zero of 2031 Asset-Backed Debt outstanding.

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. As of December 31, 2024 and September 30, 2024, the Company had $266 million and $266.0 million of 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.5% and7.2%, respectively. As of December 31, 2024 and September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.7 million and $0.8 million, respectively.

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Preferred Shares of the 2036-Securitization Issuer were eliminated in consolidation. As of December 31, 2024 and September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.4% and 8.1%, respectively. As of December 31, 2024, and September 30, 2024 the unamortized fees on the 2036 Asset-Backed Debt were $2.8 million and $2.9 million, respectively.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On July 17, 2024, we entered into new equity distribution agreements with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (the "Sale Agents"), (together, the "Equity Distribution Agreements") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500 million under an at-the-market offering program ("ATM Program"). The Equity Distribution agreements provide that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the ATM Program offerings, net of any commissions of Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the Company’s prior $250 million ATM Program.

During the three months ended December 31, 2024 and 2023, we issued 7,276,000 and zero shares of common stock through the ATM Program at an average price of $11.30, raising $82.2 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. In connection with the share issuance, we expensed $0.1 million of deferred offering costs incurred related to establishing the ATM Program to additional paid in capital.

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

As of December 31, 2024 and September 30, 2024, we had cash and cash equivalents of $102.3 million and $112.1 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the three months ended December 31, 2024, our operating activities used cash of $232.7 million and our financing activities provided cash of $222.9 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under our Credit Facility.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of December 31, 2024 and September 30, 2024, PSSL had total assets of $1,110 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 118 and 109 portfolio companies, respectively. As of December 31, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.2 million and the five largest investments totaled $98.6 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of December 31, 2024 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $101.9 million ($87.5 remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

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

In December 2024, PSSL entered into a $325.0 million (increased from $260.0 million) senior secured revolving credit facility which bears interest at SOFR plus 225 basis points (including a spread adjustment) with Ally Bank through its wholly-owned subsidiary, PennantPark Senior Secured Loan Facility LLC II, or PSSL Subsidiary II, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	December 31, 2024	September 30, 2024
Total investments	$1,046,178	$913,281
Weighted average cost yield on income producing investments	10.8%	11.4%
Number of portfolio companies in PSSL	118	109
Largest portfolio company investment	$21,220	$21,274
Total of five largest portfolio company investments	$98,604	$97,292

Below is a listing of PSSL’s individual investments as of December 31, 2024 (Par and $ in thousands):

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,863.8%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	9.11%	SOFR+475	2,895	$2,850	$2,895
ACP Avenu Buyer, LLC	10/2/2029	Business Services	9.84%	SOFR+525	9,900	9,750	9,628
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.09%	SOFR+550	18,715	18,400	18,902
Ad.net Acquisition, LLC	5/7/2026	Media	10.59%	SOFR+626	8,685	8,641	8,685
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	10.65%	SOFR+610	12,696	12,488	11,807
			(PIK 8.65%)
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.23%	SOFR+590	4,647	4,555	4,647
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.23%	SOFR+590	4,563	4,523	4,563
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.23%	SOFR+590	11,127	11,042	10,989
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	9.62%	SOFR+500	6,000	5,988	5,985
Archer Lewis, LLC	8/28/2029	Commercial Services & Supplies	10.09%	SOFR+590	9,975	9,881	9,875
ARGANO, LLC	9/13/2029	Business Services	10.15%	SOFR+575	9,975	9,879	9,875
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.83%	SOFR+525	12,845	12,673	12,652
Best Practice Associates, LLC	11/8/2029	Aerospace and Defense	11.08%	SOFR+675	10,000	9,916	9,850
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.08%	SOFR+575	4,888	4,819	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	10.11%	SOFR+575	14,788	14,548	14,788
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.03%	SOFR+650	8,865	8,778	8,754
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	9.73%	SOFR+540	14,934	14,752	14,679
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.41%	SOFR+600	8,666	8,642	8,622
Burgess Point Purchaser Corporation	9/26/2029	Automotive	9.68%	SOFR+535	441	416	391
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	11.53%	SOFR+698	12,932	12,917	12,932
C5MI Holdco, LLC	7/31/2029	IT Services	10.33%	SOFR+600	14,963	14,749	14,738
Carisk Buyer, Inc - Amendment No.1 Term Loan	12/1/2029	Healthcare Technology	9.58%	SOFR+525	10,000	9,931	9,850
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	9.86%	SOFR+550	15,205	14,991	14,977
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.08%	SOFR+575	9,514	9,415	9,514
Case Works, LLC	10/1/2029	Professional Services	9.58%	SOFR+525	15,000	14,876	14,880
CF512, Inc.	8/20/2026	Media	10.69%	SOFR+619	6,533	6,474	6,435
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.47%	SOFR+400	6,690	6,498	6,506
Connatix Buyer, Inc.	7/13/2027	Media	10.39%	SOFR+561	3,765	3,726	3,765
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.22%	SOFR+586	2,062	2,046	2,047
Dr. Squatch, LLC	8/31/2027	Personal Products	9.68%	SOFR+535	14,525	14,378	14,525
DRI Holding Inc.	12/21/2028	Media	9.71%	SOFR+535	2,594	2,423	2,516
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	10.71%	SOFR+635	13,694	13,677	13,640
Duggal Acquisiton, LLC	9/30/2030	Marketing Services	9.08%	SOFR+475	4,988	4,940	4,938
Dynata, LLC - First Out Term Loan (5)	7/15/2028	Diversified Consumer Services	9.79%	SOFR+526	1,357	1,266	1,357
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.29%	SOFR+576	8,418	8,418	7,808
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.08%	SOFR+575	8,843	8,745	8,776
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	10.13%	SOFR+550	5,985	5,945	5,940
Exigo Intermediate II, LLC	3/15/2027	Software	10.92%	SOFR+635	12,514	12,394	12,514
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.01%	SOFR+650	12,218	12,011	12,218
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.11%	SOFR+575	9,245	9,112	9,152
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.33%	SOFR+450	10,092	10,051	10,141
GGG MIDCO, LLC	9/27/2030	Diversified Consumer Services	9.41%	SOFR+500	9,988	9,893	9,888
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	9.98%	SOFR+560	3,620	3,612	3,475
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.03%	SOFR+560	3,713	3,679	3,657
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.93%	SOFR+560	2,153	2,133	2,153
Harris & Co. LLC	8/9/2030	Professional Services	9.36%	SOFR+500	19,950	19,785	19,950
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,682	3,641	3,667
Hills Distribution, Inc	11/8/2029	Business Services	10.40%	SOFR+600	8,935	8,813	8,845
HW Holdco, LLC	5/10/2026	Media	10.23%	SOFR+590	3,486	3,458	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	9.59%	SOFR+510	9,131	9,005	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	9.83%	SOFR+550	6,014	5,924	6,014
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,250	11,236	8,437
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	11.97%	SOFR+761	8,143	8,094	8,143
ITI Holdings, Inc.	3/3/2028	IT Services	10.05%	SOFR+565	3,890	3,849	3,890
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.48%	SOFR+615	13,492	13,301	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.28%	SOFR+785	14,923	14,750	14,700
			(PIK 5.10%)
LAV Gear Holdings, Inc. (5)	10/31/2025	Capital Equipment	10.87%	SOFR+643	15,352	15,331	14,600
			(PIK 10.87%)
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.00%	SOFR+540	11,330	11,267	11,216
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	9.28%	SOFR+525	2,553	2,511	2,553
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	10.33%	SOFR+600	7,389	7,277	7,334
Lucky Bucks, LLC - First-Out Term Loan (5)	10/2/2028	Hotel, Gaming and Leisure	12.10%	SOFR+765	258	258	258
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.10%	SOFR+765	517	517	517
MAG DS Corp	4/1/2027	Aerospace and Defense	9.93%	SOFR+560	2,212	2,143	2,068
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	11.60%	SOFR+701	357	357	328
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.60%	SOFR+801	458	458	270
			(PIK 6.25%)
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.85%	SOFR+726	1,695	1,695	570
			(PIK 5.50%)
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.67%	SOFR+585	8,309	8,226	8,317
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.08%	SOFR+575	6,300	6,213	6,244
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.98%	SOFR+590	2,342	2,315	2,283

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.58%	SOFR+625	19,151	18,878	19,151
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.83%	SOFR+525	15,632	$15,427	$13,661
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.23%	SOFR+590	5,536	5,536	5,536
MOREGroup Holdings, Inc	1/16/2030	Business Services	9.58%	SOFR+525	13,034	12,865	13,034
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.48%	SOFR+515	3,386	3,350	3,386
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	10.38%	SOFR+585	10,575	10,486	10,575
NFS - CFP Holdings LLC	9/13/2030	Commercial Services & Supplies	9.08%	SOFR+475	14,963	14,859	14,850
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.68%	SOFR+635	21,220	20,883	21,220
Omnia Exterior Solutions, LLC - Second Amendment Term Loan	12/29/2029	Healthcare Providers and Services	9.58%	SOFR+525	12,989	12,881	12,891
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.72%	SOFR+636	15,640	15,451	15,640
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	13.73%	SOFR+940	2,170	2,156	1,888
			(PIK 7.50%)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.08%	SOFR+575	9,975	9,831	9,815
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	12.86%	SOFR+800	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	11.11%	SOFR+625	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	9.71%	SOFR+535	3,893	3,844	3,844
Pacific Purchaser, LLC	9/30/2028	Business Services	10.53%	SOFR+625	11,908	11,727	11,801
PAR Excellence Holdings, Inc	9/3/2030	Healthcare Technology	9.47%	SOFR+475	5,000	4,954	4,950
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.08%	SOFR+575	3,862	3,812	3,862
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,366	9,293	9,281
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,927	7,850	5,787
			(PIK 4.00%)
Pragmatic Institute, LLC (4)	7/6/2028	Education	0.00%		11,953	11,454	5,020
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.43%	SOFR+610	2,768	2,752	2,768
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	9.81%	SOFR+525	18,908	18,832	18,767
Recteq, LLC	1/29/2026	Leisure Products	11.48%	SOFR+715	4,813	4,788	4,764
RRA Corporate, LLC	8/15/2029	Diversified Consumer Services	9.33%	SOFR+500	4,988	4,941	4,963
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.08%	SOFR+575	9,950	9,813	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.04%	SOFR+575	4,325	4,259	4,260
S101 Acquisition, Inc	12/29/2026	Government Services	10.17%	SOFR+565	5,671	5,616	5,643
Sabel Systems Technology Solutions, LLC	10/31/2030	Construction and Building	10.58%	SOFR+625	6,000	5,944	5,940
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.36%	SOFR+525	9,946	9,809	9,946
Sales Benchmark Index LLC	7/7/2026	Professional Services	10.53%	SOFR+620	9,268	9,247	9,268
Schlesinger Global, Inc.	7/14/2025	Business Services	12.96%	SOFR+835	12,574	12,574	11,976
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.48%	SOFR+615	4,888	4,833	4,692
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.23%	SOFR+690	18,537	18,310	18,444
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,850	4,791	4,850
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.43%	SOFR+600	11,922	11,901	10,551
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	11.74%	SOFR+715	4,582	4,566	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	9.48%	SOFR+515	4,060	4,011	4,060
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	8.76%	SOFR+425	1,773	1,700	1,418
SV-Aero Holdings, LLC	11/1/2030	Aerospace and Defense	9.58%	SOFR+525	15,000	14,925	14,850
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	9.28%	SOFR+500	14,550	14,417	14,565
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/3/2029	Air Freight and Logistics	12.87%	SOFR+835	1,855	1,752	1,836
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/3/2029	Air Freight and Logistics	12.12%	SOFR+760	4,314	2,309	2,243
			(PIK 6.50%)
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	10.83%	SOFR+650	19,577	19,278	19,381
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.46%	SOFR+500	342	332	343
Teneo Holdings, LLC	3/13/2031	Business Services	9.11%	SOFR+475	5,459	5,405	5,501
The Bluebird Group LLC	7/27/2026	Professional Services	10.98%	SOFR+665	8,504	8,421	8,504
The Vertex Companies, LLC	8/31/2027	Construction and Engineering	10.50%	SOFR+610	17,617	17,379	17,370
TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.44%	SOFR+565	16,482	16,379	16,481
Transgo, LLC	12/29/2028	Automotive	10.11%	SOFR+575	17,884	17,647	17,884
TWS Acquisition Corporation	6/16/2025	Diversified Consumer Services	10.80%	SOFR+640	779	780	778
Tyto Athene, LLC	4/1/2028	IT Services	9.49%	SOFR+490	14,670	14,587	14,464
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	9.83%	SOFR+550	6,806	6,739	6,771
Walker Edison Furniture Company LLC (4)(5)	3/1/2029	Wholesale	0.00%		5,708	5,028	-
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(5)	3/1/2029	Wholesale	0.00%		1,667	1,667	1,128
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(5)	3/1/2029	Wholesale	0.00%		42	-	(42)
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	10.33%	SOFR+600	12,158	11,988	12,158
Zips Car Wash, LLC	1/16/2025	Automobiles	12.46%	SOFR+740	17,264	17,262	15,321
			(PIK 12.46%)
Total First Lien Secured Debt						1,064,272	1,041,856

Equity Securities - 7.6%
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers and Packaging	—	—	2	-	-
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116	2,031	2,225
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	781
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,316
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						8,498	4,322
Total Investments - 1,871.60%						1,072,770	1,046,178
Cash and Cash Equivalents - 95.9%
BlackRock Federal FD Institutional 30			4.43%			53,629	53,629

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Total Cash and Cash Equivalents						53,629	53,629
Total Investments and Cash Equivalents —1,971.0%						$1,126,399	$1,099,807
Liabilities in Excess of Other Assets — (1,871.0)%							(1,043,908)
Members' Equity—100.0%							$55,899

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
(6)
All investments are in US Companies unless noted otherwise.

Below is a listing of PSSL’s individual investments as of September 30, 2024 ($ in thousands):

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,404.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	SOFR+610	2,903	$2,855	$2,903
ACP Avenu Buyer, LLC	10/2/2029	Business Services	10.58%	SOFR+525	9,925	9,771	9,602
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.83%	SOFR+550	18,762	18,434	18,837
Ad.net Acquisition, LLC	5/7/2026	Media	11.28%	SOFR+626	8,708	8,658	8,708
Aeronix, Inc	12/18/2028	Aerospace and Defense	9.85%	SOFR+525	15,880	15,665	15,880
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.30%	SOFR+610	12,722	12,481	12,213
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,717	4,613	4,717
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,625	4,584	4,625
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	SOFR+590	11,155	11,058	10,988
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.56%	SOFR+625	11,115	10,967	11,059
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.85%	SOFR+525	9,975	9,836	9,825
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.35%	SOFR+575	4,900	4,828	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	11.18%	SOFR+625	15,423	15,167	15,423
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.70%	SOFR+650	8,888	8,797	8,776
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.00%	SOFR+640	14,974	14,779	14,718
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	SOFR+600	5,546	5,523	5,435
Broder Bros., Co.	12/4/2025	Consumer Products	10.97%	SOFR+611	2,274	2,274	2,274
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.20%	SOFR+535	442	417	416
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.18%	SOFR+698	13,084	13,059	13,084
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.60%	SOFR+550	15,243	15,025	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.35%	SOFR+575	9,539	9,431	9,539
CF512, Inc.	8/20/2026	Media	11.21%	SOFR+619	6,751	6,682	6,649
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.96%	SOFR+400	6,708	6,506	6,540
Connatix Buyer, Inc.	7/13/2027	Media	10.53%	SOFR+561	3,775	3,734	3,775
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.71%	SOFR+586	2,068	2,051	2,052
Dr. Squatch, LLC	8/31/2027	Personal Products	9.95%	SOFR+535	14,562	14,398	14,562
DRI Holding Inc.	12/21/2028	Media	10.20%	SOFR+535	2,600	2,420	2,509
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.20%	SOFR+635	13,805	13,788	13,694
Dynata, LLC - First Out Term Loan (6)	7/15/2028	Diversified Consumer Services	10.38%	SOFR+526	1,360	1,264	1,358
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.88%	SOFR+576	8,439	8,439	7,769
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	8.85%	SOFR+400	4,963	4,894	4,973
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.35%	SOFR+575	8,865	8,763	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.20%	SOFR+635	12,546	12,418	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.56%	SOFR+650	12,249	12,032	12,249
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.60%	SOFR+575	9,268	9,132	9,176
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.65%	SOFR+450	10,117	10,071	10,128
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.43%	SOFR+615	3,696	3,689	3,511
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.45%	SOFR+560	3,723	3,686	3,685
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	SOFR+560	2,153	2,131	2,110
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,691	3,648	3,665
Hills Distribution, Inc	11/8/2029	Business Services	11.11%	SOFR+600	8,957	8,835	8,868
HW Holdco, LLC	5/10/2026	Media	11.18%	SOFR+590	3,486	3,475	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	10.20%	SOFR+510	9,154	9,018	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.45%	SOFR+685	6,029	5,932	6,089
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,287	11,274	9,707
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.46%	SOFR+761	8,164	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+565	3,900	3,855	3,900
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	SOFR+615	13,492	13,289	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.94%	SOFR+785	14,731	14,539	14,584
			(PIK 5.10%)
LAV Gear Holdings, Inc. (6)	10/31/2025	Capital Equipment	11.42%	SOFR+643	12,125	12,102	11,907
LAV Gear Holdings, Inc. - Term Loan Incremental	10/31/2025	Capital Equipment	11.64%	SOFR+640	2,861	2,856	2,810
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.15%	SOFR+535	11,330	11,258	11,330
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	10.48%	SOFR+525	2,559	2,516	2,559
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	11.10%	SOFR+650	7,407	7,288	7,296
Lucky Bucks, LLC - First-Out Term Loan (6)	10/2/2028	Hotel, Gaming and Leisure	12.77%	SOFR+765	259	259	259
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.77%	SOFR+765	518	518	518
MAG DS Corp	4/1/2027	Aerospace and Defense	10.20%	SOFR+550	2,218	2,143	2,085
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	12.13%	SOFR+701	357	357	337
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.38%	SOFR+801	452	452	310
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.63%	SOFR+726	1,675	1,675	490
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	9/30/2025	Media: Diversified and Production	10.38%	SOFR+540	1,845	1,845	1,845
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	0.00%		564	-	-
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819
			(PIK 7.50%)

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	07/27/26	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	08/31/27	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/28	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	06/16/25	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	04/01/28	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	06/15/26	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	03/01/29	Wholesale	0.00%		5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	03/01/29	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	03/01/29	Wholesale	0.00%		83	-	(76)
Watchtower Buyer, LLC	12/03/29	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	02/27/27	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/24	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)
Total First Lien Secured Debt						920,485	906,532

Equity Securities - 10.5%
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116	$2,031	$2,031
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	74	2,062	904
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	-	-	2,710
Output Services Group, Inc	—	Business Services	—	—	126	1,012	1,104
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36	3,393	-
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0%						928,983	913,281
Cash and Cash Equivalents - 106.0%
BlackRock Federal FD Institutional 30			5.03%			68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0%						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)%							(917,163)
Members' Equity—100.0%							$64,547

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
(7)
All investments are in US Companies unless noted otherwise.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	December 31, 2024
	(Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,072,770 and $928,983, respectively)	$1,046,178	$913,281
Receivable for investments sold	1,297	—
Cash and cash equivalents (cost—$53,629 and $68,429, respectively)	53,629	68,429
Interest receivable	5,080	4,722
Due from affiliate	79	48
Prepaid expenses and other assets	3,367	1,642
Total assets	1,109,630	988,122
Liabilities
Credit facility payable	259,100	146,100
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,046	243,934
2036 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,444	244,372
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	9,127	9,281
Payable for investments purchased	17,521	86
Interest payable on notes to members	6,949	7,315
Accrued expenses	882	822
Due to affiliate	62	65
Total liabilities	1,053,731	923,575
Commitments and contingencies
Members' equity	55,899	64,547
Total liabilities and members' equity	$1,109,630	$988,122

(1) As of December 31, 2024 and September 30, 2024, PSSL had unfunded commitments to fund investments of less than $0.1 million and $0.6 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended December 31,
	2024	2023
Investment income:
Interest	$29,425	$26,048
Other income	583	177
Total investment income	30,008	26,225
Expenses:
Interest and expense on credit facility and asset-backed debt	14,085	13,398
Interest expense on notes to members	8,853	8,220
Administration fees	668	558
General and administrative expenses	493	262
Total expenses	24,099	22,438
Net investment income	5,909	3,787
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	1,333	(6,420)
Net change in unrealized appreciation (depreciation) on investments	(10,890)	8,059
Net realized and unrealized gain (loss) on investments	(9,557)	1,639
Net increase (decrease) in members' equity resulting from operations	$(3,648)	$5,426
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

During the three months ended December 31, 2024, we declared distributions of $0.3075 per share for total distributions of $25.2 million. During the three months ended December 31, 2023, we declared distributions of $0.3075 per share for total distributions of $18.1 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2024, the effect of which was not material to the Consolidated Financial Statements and the notes thereto.

In June 2022, the FASB issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted the new accounting standard, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, our debt portfolio consisted of approximately 100.0% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(8,277)	$(0.10)
Up 1%	8,277	0.10
Up 2%	16,553	0.20
Up 3%	24,830	0.29
Up 4%	33,120	0.39

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

Item 4. Controls and Procedures

As of the period ended December 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed on November 26, 2024, which could materially affect our business, financial condition and/or operating results. The risks described as in our Annual Report on Form 10-K are not the only risks facing PennantPark Floating Rate Capital Ltd. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

3.2

Articles of Amendment to Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.2) to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00891), filed on August 07, 2024).

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

10.1*

Facility Amount Increase Request, dated as of December 11, 2024, among Truist Bank, as Administrative Agent, PennantPark Floating Rate Funding I, LLC, PennantPark Investment Advisers, LLC, Raymond James Bank, Western Alliance Bank and U.S. Bank Trust Company, National Association as Collateral Administrator.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: February 10, 2025	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 10, 2025	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)