Form 10-Q
period 2025-03-31
PennantPark Floating Rate Capital Ltd.
filed 2025-05-12
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 12, 2025 was 99,217,896.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to collectively our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, an unconsolidated limited partnership; "2037 Securitization Issuer"" refers to PennantPark CLO 11, LLC, a consolidated Delaware limited liability company, “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. 2036 Securitization Issuer refers to PennantPark CLO VIII, LLC; “2036-Debt Securitization” refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; “2036 Asset-Backed Debt” refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the borrowing issuance of AAA(sf) Class A-1 floating rate loans. (the "Class A-1 Loans" with the 2036-Secured Notes.); “2036-R Securitization Issuers” refers to Securitization Issuer and PennantPark CLO I LLC; “2036-R Indenture” refers to that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024; “2036-R Asset-Backed Debt” refers to the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant the 2036-R Indenture (i) $203 million of A-1-R Notes, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30% (collectively, the “Secured Notes”), (B) the issuance by a 2036-R Securitization Issuer of $64 million of subordinated notes pursuant to the 2036-R Indenture (the “Subordinated Notes”) and (C) the borrowing by the Securitization Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05% (the “Class B-R Loans”); “2037 Debt Securitization” refers to the $474.6 million term debt securitization completed by 2037 Securitization Issuer; “2037 Credit Agreement” refers to that certain credit agreement, dated as of February 20, 2025 by and among 2037 Securitization Issuer, as borrower, the various financial institutions party thereto, as lenders, and Western Alliance Trust Company, National Association, as collateral agent and as loan agent; “2037 Indenture” refers to that certain indenture, dated as of February 20, 2025 by and between 2037 Securitization Issuer and Western Alliance Trust Company, National Association; “2037 Asset-Backed Debt” refers to (A) the issuance by 2037 Securitization Issuer of the following classes of notes pursuant to the 2037 Indenture: (i) $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month SOFR plus 1.49%, (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60%, (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75%, (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20%, (v) $28.5 million of BBB-(sf) Class D Notes (the “2037 Class D Notes”), which bear interest at three-month SOFR plus 3.60%, (collectively, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (“2037 Subordinated Notes” and, together with the 2037 Secured Notes, the “2037 Notes”) and (B) the borrowing by the Issuers of $10.0 million under AAA(sf) Class A-1L-A floating rate loans and $45.0 million under AAA(sf) Class A-1L-B floating rate loans (together, the “2037 Asset-Backed Loans”), which bear interest at three-month SOFR plus 1.49%. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	March 31, 2025	September 30, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $2,043,844 and $1,622,669, respectively)	$2,046,762	$1,632,269
Controlled, affiliated investments (amortized cost— $361,375 and $372,271, respectively)	297,290	351,235
Total investments (amortized cost— $2,405,219 and $1,994,940, respectively)	2,344,052	1,983,504
Cash and cash equivalents (cost— $111,368 and $112,046, respectively)	111,358	112,050
Interest receivable	11,094	12,167
Receivables from investments sold	2,048	—
Distributions receivable	946	635
Due from affiliate	82	291
Prepaid expenses and other assets	2,268	198
Total assets	2,471,848	2,108,845
Liabilities
Credit Facility payable, at fair value (cost— $273,855 and $443,855, respectively)	273,790	443,880
2026 Notes payable, net (par—$185,000)	184,220	183,832
2036 Asset-Backed Debt, net (par—$287,000)	284,357	284,086
2036-R Asset-Backed Debt, net (par— $266,000)	265,300	265,235
2037 Asset-Backed Debt, net (par— $361,000)	358,083	—
Payable for investments purchased	—	20,363
Interest payable on debt	15,202	14,645
Distributions payable	9,627	7,834
Base management fee payable	5,604	4,588
Incentive fee payable	6,258	3,189
Accounts payable and accrued expenses	1,664	2,187
Deferred tax liability	612	1,712
Total liabilities	1,404,717	1,231,551
Commitments and contingencies (See Note 12)
Net assets
Common stock, 96,417,896 and 77,579,896 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	96	78
Paid-in capital in excess of par value	1,189,888	976,744
Accumulated deficit	(122,853)	(99,528)
Total net assets	$1,067,131	$877,294
Total liabilities and net assets	$2,471,848	$2,108,845
Net asset value per share	$11.07	$11.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest	$49,215	$30,470	$96,678	$54,238
Dividend	369	577	946	1,085
Other income	634	1,268	2,114	3,031
From controlled, affiliated investments:
Interest	7,345	8,320	20,153	16,754
Dividend	4,375	3,719	8,750	7,219
Other income	—	—	306	—
Total investment income	61,938	44,354	128,947	82,327
Expenses:
Interest and expenses on debt	22,529	14,688	44,890	23,630
Performance-based incentive fee	6,258	4,767	13,750	9,630
Base management fee	5,604	3,424	10,868	6,375
General and administrative expenses	1,200	1,255	2,400	2,243
Administrative services expenses	650	585	1,150	1,211
Expenses before amendment costs and provision for taxes	36,241	24,719	73,058	43,089
Provision for taxes on net investment income	225	547	450	701
Credit Facility amendment costs	442	—	442	—
Total expenses	36,908	25,266	73,950	43,790
Net investment income	25,030	19,088	54,997	38,537
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(795)	4,010	386	921
Non-controlled and controlled, affiliated investments	(2,682)	—	22,811	—
Provision for taxes on realized gain (loss) on investments	(21)	—	(94)	—
Net realized gain (loss) on investments	(3,498)	4,010	23,103	921
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(9,630)	3,278	(6,688)	8,506
Controlled and non-controlled, affiliated investments	(11,146)	4,466	(43,050)	5,408
Provision for taxes on unrealized appreciation (depreciation) on investments	468	230	1,100	230
Debt appreciation (depreciation)	1	39	91	(23)
Net change in unrealized appreciation (depreciation) on investments and debt	(20,307)	8,013	(48,547)	14,121
Net realized and unrealized gain (loss) from investments and debt	(23,805)	12,023	(25,444)	15,042
Net increase (decrease) in net assets resulting from operations	$1,225	$31,111	$29,553	$53,579
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.01	$0.51	$0.34	$0.89
Net investment income per common share	$0.28	$0.31	$0.64	$0.64

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net increase (decrease) in net assets from operations:
Net investment income	$25,030	$19,088	$54,997	$38,537
Net realized gain (loss) on investments	(3,477)	4,010	23,197	921
Net change in unrealized appreciation (depreciation) on investments	(20,776)	7,744	(49,738)	13,914
Net change in provision for taxes on realized and unrealized appreciation (depreciation) on investments	447	230	1,006	230
Net change in unrealized appreciation (depreciation) on debt	1	39	91	(23)
Net increase (decrease) in net assets resulting from operations	1,225	31,111	29,553	53,579
Distributions to stockholders:
Distribution of net investment income	(27,699)	(18,818)	(52,879)	(36,878)
Total distributions to stockholders	(27,699)	(18,818)	(52,879)	(36,878)
Capital transactions
Public offering	131,103	51,391	213,811	51,391
Offering costs	(149)	(986)	(648)	(986)
Net increase in net assets resulting from capital transactions	130,954	50,405	213,163	50,405
Net increase (decrease) in net assets	104,480	62,698	189,837	67,106
Net assets:
Beginning of period	962,651	658,013	877,294	653,605
End of period	$1,067,131	$720,711	$1,067,131	$720,711
Capital share activity:
Shares issued from public offering	11,562,000	4,493,436	18,838,000	4,493,436

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$29,553	$53,579
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	49,738	(13,914)
Net change in unrealized appreciation (depreciation) on debt	(91)	23
Net realized (gain) loss on investments	(23,197)	(921)
Net accretion of discount and amortization of premium	(7,430)	(2,074)
Purchases of investments	(900,239)	(640,899)
Payment-in-kind interest	(3,076)	(1,624)
Proceeds from dispositions of investments	523,668	248,718
Amortization of deferred financing costs	779	761
(Increase) decrease in:
Interest receivable	1,073	(1,465)
Distribution receivable	(311)	(12)
Receivable for investments sold	(2,048)	—
Prepaid expenses and other assets	(2,070)	894
Due from affiliate	209	(240)
Increase (decrease) in:
Payable for investments purchased	(20,363)	(988)
Interest payable on debt	557	2,689
Base management fee payable	1,016	665
Incentive fee payable	3,069	139
Deferred tax liability	(1,100)	(230)
Due to affiliates	—	(462)
Account payable and accrued expenses	(523)	811
Net cash provided by (used in) operating activities	(350,786)	(354,550)
Cash flows from financing activities:
Proceeds from public offering	213,811	51,391
Offering costs	(648)	(986)
Issuance of 2036 Asset-Back Debt	—	287,000
Issuance of 2037 Asset-Backed Debt	361,000	—
Capitalized borrowing costs	(2,971)	(3,241)
Distributions paid to stockholders	(51,086)	(36,418)
Repayment of 2023 notes payable	—	(76,219)
Repayment of 2031 Asset-Backed Debt	—	(1,741)
Borrowings under Credit Facility	235,001	331,455
Repayments under Credit Facility	(405,000)	(172,000)
Net cash provided by (used in) financing activities	350,107	379,241
Net increase (decrease) in cash and cash equivalents	(679)	24,691
Effect of exchange rate changes on cash	(13)	6
Cash and cash equivalents, beginning of period	112,050	100,555
Cash and cash equivalents, end of period	$111,358	$125,252
Supplemental disclosures:
Interest paid	$43,554	$20,180
Taxes paid	$900	$1,060
Non-cash exchanges and conversions	$551	$5,067

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 191.8% (3), (4)
First Lien Secured Debt - 174.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	9.07%	3M SOFR+ 475	1,571	$1,553	$1,571
A1 Garage Merger Sub, LLC - Unfunded Revolver (6), (8)	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
ACP Avenu Buyer, LLC	10/02/2029	IT Services	9.56%	3M SOFR+ 525	14,050	13,853	13,664
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	04/21/2027	IT Services	—	—	5,621	—	(77)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2029	IT Services	9.56%	3M SOFR+ 525	847	847	824
ACP Avenu Buyer, LLC - Unfunded Revolver (6), (8)	10/02/2029	IT Services	—	—	2,960	—	(81)
ACP Falcon Buyer, LLC - Unfunded Revolver (6), (8)	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	05/07/2026	Media	10.59%	3M SOFR+ 626	4,813	4,793	4,813
Ad.net Acquisition, LLC - Funded Revolver	05/07/2026	Media	10.55%	3M SOFR+ 626	818	818	818
Ad.net Acquisition, LLC - Unfunded Revolver (6), (8)	05/07/2026	Media	—	—	426	—	—
Aechelon Technology, Inc.	08/16/2029	Aerospace and Defense	11.82%	1M SOFR+ 750	25,600	25,368	25,600
Aechelon Technology, Inc. - Unfunded Revolver (8)	08/16/2029	Aerospace and Defense	—	—	4,719	—	—
AFC Dell Holding Corp.	04/09/2027	Distributors	9.82%	3M SOFR+ 550	27,410	27,350	27,273
AFC Dell Holding Corp. - Unfunded Term Loan (8)	04/09/2027	Distributors	—	—	7,460	—	(37)
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2026	Media	10.67%	3M SOFR+ 650	13,846	13,830	13,707
Anteriad, LLC (f/k/a MeritDirect, LLC)	06/30/2026	Media	10.20%	3M SOFR+ 590	12,614	12,493	12,614
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	06/30/2026	Media	10.20%	3M SOFR+ 590	2,041	2,030	2,041
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver (6)	06/30/2026	Media	10.20%	3M SOFR+ 590	1,230	1,230	1,230
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (8)	06/30/2026	Media	—	—	1,640	—	—
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.20%	3M SOFR+ 590	12,533	12,450	12,533
Applied Technical Services, LLC - Unfunded Term Loan (8)	07/17/2025	Commercial Services & Supplies	—	—	3,990	—	40
Applied Technical Services, LLC - Funded Revolver	12/29/2026	Commercial Services & Supplies	12.75%	3M SOFR+ 475	2,293	2,293	2,293
Applied Technical Services, LLC - Unfunded Revolver (6), (8)	12/29/2026	Commercial Services & Supplies	—	—	—	—	—
Arcfield Acquisition Corp.	10/28/2031	Aerospace and Defense	9.30%	3M SOFR+ 500	19,491	19,472	19,393
Arcfield Acquisition Corp. - Unfunded Revolver (6), (8)	10/28/2031	Aerospace and Defense	—	—	2,874	—	(14)
Archer Lewis, LLC	08/28/2029	Healthcare Technology	10.05%	3M SOFR+ 575	29,109	28,845	29,109
Archer Lewis, LLC - Unfunded Term Loan B (8)	08/28/2026	Healthcare Technology	—	—	17,014	—	170
Archer Lewis, LLC - Unfunded Revolver (8)	08/28/2029	Healthcare Technology	—	—	3,252	—	—
ARGANO, LLC	09/13/2029	Business Services	10.07%	3M SOFR+ 575	25,639	25,415	25,331
ARGANO, LLC - Unfunded Term Loan (8)	03/13/2026	Business Services	—	—	8,907	—	(18)
ARGANO, LLC – Unfunded Revolver (8)	09/13/2029	Business Services	—	—	1,421	—	(17)
Azureon, LLC	06/26/2029	Diversified Consumer Services	10.05%	3M SOFR+ 575	11,907	11,761	11,621
Azureon, LLC - Unfunded Term Loan (8)	06/26/2026	Diversified Consumer Services	—	—	10,032	—	(140)
Azureon, LLC - Funded Revolver	06/26/2029	Diversified Consumer Services	10.05%	3M SOFR+ 575	568	568	554
Azureon, LLC - Unfunded Revolver (8)	06/26/2029	Diversified Consumer Services	—	—	2,013	—	(48)
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare Providers and Services	9.80%	3M SOFR+ 550	37,115	36,694	36,744
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (8)	12/22/2025	Healthcare Providers and Services	—	—	7,749	—	—
Beacon Behavioral Support Service, LLC. - Funded Revolver	06/21/2029	Healthcare Providers and Services	9.80%	3M SOFR+ 550	1,578	1,578	1,562
Beacon Behavioral Support Service, LLC - Unfunded Revolver (8)	06/21/2029	Healthcare Providers and Services	—	—	526	—	(5)
Best Practice Associates, LLC	11/08/2029	Aerospace and Defense	11.05%	3M SOFR+ 675	64,117	63,229	63,316
Best Practice Associates, LLC - Unfunded Revolver (8)	11/08/2029	Aerospace and Defense	—	—	5,732	—	(72)
Beta Plus Technologies, Inc.	07/02/2029	Internet Software and Services	10.05%	1M SOFR+ 575	19,705	19,166	19,163
Big Top Holdings, LLC	03/01/2030	Construction & Engineering	10.05%	3M SOFR+ 575	29,525	29,065	29,525
Big Top Holdings, LLC - Unfunded Revolver (8)	02/28/2030	Construction & Engineering	—	—	4,479	—	—
BioDerm, Inc. - Funded Revolver	01/31/2028	Healthcare Equipment and Supplies	10.81%	1M SOFR+ 650	1,071	1,071	1,061
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	9.70%	3M SOFR+ 540	8,166	8,121	8,023
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (8)	09/17/2026	Distributors	—	—	1,893	—	(14)
Blackhawk Industrial Distribution, Inc. - Funded Revolver (6)	09/17/2026	Distributors	9.70%	3M SOFR+ 540	1,650	1,650	1,621
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (8)	09/17/2026	Distributors	—	—	2,233	—	(39)
BLC Holding Company, Inc.	11/20/2030	Business Services	9.05%	3M SOFR+ 475	24,965	24,798	24,840
BLC Holding Company, Inc. - Unfunded Term Loan (8)	11/20/2026	Business Services	—	—	14,293	—	36
BLC Holding Company, Inc. - Unfunded Revolver (8)	11/20/2030	Business Services	—	—	4,398	—	(22)
Boss Industries, LLC	12/27/2030	Independent Power and Renewable Electricity Producers	9.30%	3M SOFR+ 500	23,042	22,885	22,697
Boss Industries, LLC - Funded Revolver	12/27/2030	Independent Power and Renewable Electricity Producers	9.30%	3M SOFR+ 500	549	549	540
Boss Industries, LLC - Unfunded Revolver (8)	12/27/2030	Independent Power and Renewable Electricity Producers	—	—	2,195	—	(33)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.30%	3M SOFR+ 600	9,531	9,510	9,484
Burgess Point Purchaser Corporation	07/25/2029	Auto Components	9.68%	3M SOFR+ 535	14,886	14,202	13,190
By Light Professional IT Services, LLC	11/16/2026	High Tech Industries	10.79%	1M SOFR+ 647	49,623	49,581	49,623
By Light Professional IT Services, LLC - Unfunded Revolver (6), (8)	05/16/2025	High Tech Industries	—	—	5,831	—	—
Carisk Buyer, Inc.	12/03/2029	Healthcare Technology	9.55%	3M SOFR+ 525	7,434	7,354	7,360
Carisk Buyer, Inc. - Unfunded Term Loan (8)	12/03/2029	Healthcare Technology	—	—	7,868	—	(8)
Carisk Buyer, Inc. - Unfunded Revolver (6), (8)	12/03/2029	Healthcare Technology	—	—	1,750	—	(18)
Carnegie Dartlet, LLC	02/07/2030	Professional Services	9.82%	3M SOFR+ 550	29,700	29,297	29,403
Carnegie Dartlet, LLC - Unfunded Term Loan (8)	02/09/2026	Professional Services	—	—	16,214	—	—
Carnegie Dartlet, LLC - Funded Revolver	02/07/2030	Professional Services	9.82%	3M SOFR+ 550	4,243	4,243	4,200
Carnegie Dartlet, LLC - Unfunded Revolver (8)	02/07/2030	Professional Services	—	—	1,162	—	(12)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	10.07%	3M SOFR+ 575	12,878	12,754	12,878
Cartessa Aesthetics, LLC - Funded Revolver (6)	06/14/2028	Distributors	10.05%	3M SOFR+ 575	511	511	511
Cartessa Aesthetics, LLC - Unfunded Revolver (6), (8)	06/14/2028	Distributors	—	—	927	—	—
Case Works, LLC	10/01/2029	Professional Services	9.55%	3M SOFR+ 525	18,725	18,580	18,613
Case Works, LLC - Unfunded Term Loan (8)	10/01/2025	Professional Services	—	—	1,854	—	5
Case Works - Funded Revolver	10/01/2029	Professional Services	9.55%	3M SOFR+ 525	1,643	1,643	1,633
Case Works - Unfunded Revolver (8)	10/01/2029	Professional Services	—	—	2,465	—	(15)
CF512, Inc.	08/20/2026	Media	10.51%	3M SOFR+ 619	5,713	5,692	5,628
CF512, Inc. - Funded Revolver	08/20/2026	Media	10.34%	3M SOFR+ 602	86	86	85
CF512, Inc. - Unfunded Revolver (6), (8)	08/20/2026	Media	—	—	869	—	(13)
CJX Borrower, LLC	07/13/2027	Media	10.07%	3M SOFR+ 576	4,615	4,555	4,615
CJX Borrower , LLC - Unfunded Term Loan (8)	07/13/2027	Media	—	—	556	—	103
CJX Borrower, LLC - Funded Revolver	07/13/2027	Media	10.07%	3M SOFR+ 576	247	247	247
CJX Borrower , LLC - Unfunded Revolver (8)	07/13/2027	Media	—	—	988	—	—
Commercial Fire Protection Holdings, LLC	09/23/2030	Commercial Services & Supplies	9.05%	3M SOFR+ 475	43,534	43,231	43,208
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (8)	09/23/2026	Commercial Services & Supplies	—	—	13,370	—	—
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (8)	09/23/2030	Commercial Services & Supplies	—	—	5,014	—	(38)
Compex Legal Services, Inc.	02/07/2026	Professional Services	9.83%	3M SOFR+ 555	8,787	8,778	8,787
Compex Legal Services, Inc. - Funded Revolver	02/07/2026	Professional Services	9.83%	3M SOFR+ 555	703	703	703
Compex Legal Services, Inc. - Unfunded Revolver (6), (8)	02/07/2026	Professional Services	—	—	703	—	—
Confluent Health, LLC	11/30/2028	Healthcare Providers and Services	9.32%	1M SOFR+ 500	6,930	6,757	6,584
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	9.69%	3M SOFR+ 536	4,253	4,212	4,221
Crane 1 Services, Inc. - Unfunded Revolver (6), (8)	08/16/2027	Commercial Services & Supplies	—	—	502	—	(4)
C5MI Holdco, LLC	07/31/2029	IT Services	10.30%	3M SOFR+ 600	28,855	28,473	28,855
C5MI Holdco, LLC. - Funded Revolver	07/31/2029	IT Services	10.30%	3M SOFR+ 600	3,334	3,334	3,334
C5MI Holdco, LLC. - Unfunded Revolver (8)	07/31/2029	IT Services	—	—	5,759	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
DRI Holding Inc.	12/21/2028	Media	9.67%	1M SOFR+ 535	6,092	5,931	6,035
Dr. Squatch, LLC	08/31/2027	Personal Products	9.65%	3M SOFR+ 535	16,785	16,654	16,785
Dr. Squatch, LLC - Unfunded Revolver (6), (8)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	9.58%	3M SOFR+ 525	5,241	5,230	5,230
DRS Holdings III, Inc. - Unfunded Revolver (6), (8)	11/03/2025	Personal Products	—	—	1,426	—	(3)
Duggal Acquisition, LLC	09/30/2030	Marketing Services	9.05%	3M SOFR+ 475	10,269	10,176	10,218
Duggal Acquisition, LLC - Unfunded Term Loan (8)	09/30/2026	Marketing Services	—	—	4,470	—	22
Duggal Acquisition, LLC - Unfunded Revolver (8)	09/30/2030	Marketing Services	—	—	5,605	—	(28)
Dynata, LLC - First-Out Term Loan	07/17/2028	Business Services	9.58%	3M SOFR+ 526	1,847	1,731	1,838
Dynata, LLC - Last-Out Term Loan	10/16/2028	Business Services	10.08%	3M SOFR+ 576	11,457	11,457	10,590
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	9.80%	3M SOFR+ 550	13,701	13,616	13,701
Emergency Care Partners, LLC - Unfunded Term Loan (8)	10/19/2026	Healthcare Providers and Services	—	—	6,172	—	—
Emergency Care Partners, LLC - Unfunded Revolver (8)	10/18/2027	Healthcare Providers and Services	—	—	1,810	—	—
EDS Buyer, LLC	01/10/2029	Electronic Equipment, Instruments, and Components	10.08%	3M SOFR+ 575	10,619	10,505	10,619
EDS Buyer, LLC. - Unfunded Revolver (6), (8)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	—
Efficient Collaborative Retail Marketing Company, LLC	12/31/2025	Media: Diversified and Production	14.06%	3M SOFR+ 976	8,264	8,286	6,611
			(PIK 3.75%)
ETE Intermediate II,LLC	05/25/2029	Diversified Consumer Services	10.82%	3M SOFR+ 650	1,664	1,653	1,664
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Diversified Consumer Services	10.82%	3M SOFR+ 650	386	386	386
ETE Intermediate II, LLC - Unfunded Revolver (8)	05/25/2029	Diversified Consumer Services	—	—	2,043	—	—
Eval Home Health Solutions Intermediate, LLC	05/10/2030	Healthcare, Education and Childcare	10.06%	1M SOFR+ 575	14,142	13,941	14,142
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (8)	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	—
Exigo Intermediate II, LLC - Unfunded Revolver (8)	03/15/2027	Software	—	—	689	—	—
Fairbanks Morse Defense	06/23/2028	Aerospace and Defense	8.80%	3M SOFR+ 450	990	986	983
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	11.67%	3M SOFR+ 715	4,377	4,325	4,345
Five Star Buyer, Inc. - Unfunded Revolver (8)	02/23/2028	Hotels, Restaurants and Leisure	—	—	370	—	(3)
Gauge ETE Blocker, LLC - Promissory Note	05/21/2029	Diversified Consumer Services	12.56%	—	268	268	268
GGG MIDCO, LLC	09/27/2030	Diversified Consumer Services	9.30%	3M SOFR+ 500	40,064	39,689	39,662
GGG Midco, LLC - Unfunded Term Loan (8)	09/27/2026	Diversified Consumer Services	—	—	12,646	—	—
GGG MIDCO, LLC – Unfunded Revolver (8)	09/27/2030	Diversified Consumer Services	—	—	1,311	—	(13)
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	9.92%	1M SOFR+ 560	4,740	4,704	4,550
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	9.92%	3M SOFR+ 560	1,344	1,336	1,321
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	08/10/2027	Trading Companies & Distributors	—	—	984	—	(10)
Graffiti Buyer, Inc. - Funded Revolver	08/10/2027	Trading Companies & Distributors	9.92%	3M SOFR+ 560	288	288	283
Graffiti Buyer, Inc. - Unfunded Revolver (6), (8)	08/10/2027	Trading Companies & Distributors	—	—	576	—	(10)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.93%	3M SOFR+ 560	3,993	3,957	3,973
Hancock Roofing and Construction L.L.C. - Funded Revolver (6)	12/31/2026	Insurance	9.92%	3M SOFR+ 560	750	750	746
Halo Buyer, Inc.	08/07/2029	Consumer products	10.32%	1M SOFR+ 600	17,152	16,988	16,702
Halo Buyer, Inc. - Funded Revolver	08/07/2029	Consumer products	10.32%	1M SOFR+ 600	136	136	128
Halo Buyer, Inc. - Unfunded Revolver (8)	08/07/2029	Consumer products	—	—	2,586	—	(149)
Harris & Co. LLC	08/09/2030	Professional Services	9.32%	3M SOFR+ 500	58,164	57,689	58,164
Harris & Co. LLC. - Unfunded Term Loan B (8)	02/09/2026	Professional Services	—	—	43,321	—	379
Harris & Co. LLC - Funded Revolver	08/09/2030	Professional Services	9.32%	3M SOFR+ 500	3,700	3,700	3,700
Harris & Co. LLC - Unfunded Revolver (8)	08/09/2030	Professional Services	—	—	3,700	—	—
HEC Purchaser Corp.	06/18/2029	Healthcare, Education and Childcare	9.75%	3M SOFR+ 550	9,602	9,498	9,602
Hills Distribution Inc.	11/08/2029	Distributors	10.32%	1M SOFR+ 600	17,176	16,989	17,004
Hills Distribution Inc. - Unfunded Term Loan (8)	11/07/2025	Distributors	—	—	1,514	—	—
HW Holdco, LLC	05/11/2026	Media	10.23%	3M SOFR+ 590	10,098	10,073	10,098
HW Holdco, LLC - Unfunded Revolver (6), (8)	05/11/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (6)	09/22/2028	Professional Services	9.30%	3M SOFR+ 500	4,476	4,426	4,432
IG Investments Holdings, LLC - Unfunded Revolver (6), (8)	09/22/2028	Professional Services	—	—	722	—	(7)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Imagine Acquisitionco, LLC - Funded Revolver	11/16/2027	Software	9.40%	3M SOFR+ 510	21	21	21
Imagine Acquisitionco, LLC - Unfunded Revolver (8)	11/16/2027	Software	—	—	1,172	—	(3)
Impact Advisors, LLC	03/19/2032	Business Services	9.06%	3M SOFR+ 475	16,600	16,517	16,517
Impact Advisors, LLC - Unfunded Term Loan (8)	03/21/2027	Business Services	—	—	9,723	-	-
Impact Advisors, LLC - Unfunded Revolver (8)	03/19/2032	Business Services	—	—	1,945	—	—
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	9.76%	3M SOFR+ 550	14,808	14,714	14,748
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	9.80%	3M SOFR+ 550	CAD 1,713	1,236	1,190
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (8)	10/30/2026	Commercial Services & Supplies	—	—	7,190	-	(36)
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Commercial Services & Supplies	12.00%	3M SOFR+ 450	484	484	484
Infinity Home Services Holdco, Inc. - Unfunded Revolver (8)	12/28/2028	Commercial Services & Supplies	—	—	807	—	—
Inovex Information Systems Incorporated	12/17/2030	Software	9.57%	3M SOFR+ 525	7,980	7,923	7,920
Inovex Information Systems Incorporated - Unfunded Term Loan (8)	12/17/2026	Software	—	—	2,800	—	(21)
Inovex Information Systems Incorporated - Funded Revolver	12/17/2030	Software	9.55%	3M SOFR+ 525	1,470	1,470	1,459
Inovex Information Systems Incorporated - Unfunded Revolver (8)	12/17/2030	Software	—	—	2,030	—	(15)
Infolinks Media Buyco, LLC	11/02/2026	Media	9.83%	3M SOFR+ 550	5,330	5,290	5,330
Integrative Nutrition, LLC (10)	04/30/2026	Consumer Services	—	—	16,663	16,248	5,832
ITI Holdings, Inc. - Funded Revolver	03/03/2028	IT Services	12.00%	3M SOFR+ 450	447	447	447
ITI Holdings, Inc. - Unfunded Revolver (6), (8)	03/03/2028	IT Services	—	—	218	—	—
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	11.93%	3M SOFR+ 761	4,913	4,897	4,913
Inventus Power, Inc. - Unfunded Revolver (8)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	—
Keel Platform, LLC	01/20/2031	Metals and Mining	9.05%	3M SOFR+ 475	10,759	10,623	10,759
Keel Platform, LLC - Unfunded Term Loan (8)	01/20/2031	Metals and Mining	—	—	2,402	—	18
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.45%	3M SOFR+ 615	13,971	13,831	13,307
Kinetic Purchaser, LLC - Funded Revolver	11/10/2026	Personal Products	10.45%	3M SOFR+ 615	1,717	1,717	1,636
Kinetic Purchaser, LLC - Unfunded Revolver (6), (8)	11/10/2026	Personal Products	—	—	1,717	—	(82)
Lash OpCo, LLC	02/18/2027	Personal Products	12.14%	1M SOFR+ 785	11,069	10,998	10,848
			(PIK 5.10%)	—
Lash OpCo, LLC - Funded Revolver (6)	08/16/2026	Personal Products	12.14%	1M SOFR+ 775	2,908	2,908	2,850
			(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (6), (8)	08/16/2026	Personal Products	—	—	335	—	(7)
LAV Gear Holdings, Inc. (10)	10/31/2025	Capital Equipment	—	—	13,653	13,415	10,144
LAV Gear Holdings, Inc. - Incremental TL	10/31/2025	Capital Equipment	(PIK 10.00%)	—	416	387	520
LAV Gear Holdings, Inc. - Funded Revolver (6) (10)	10/31/2025	Capital Equipment	—	—	1,771	1,750	1,316
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.95%	3M SOFR+ 765	3,674	3,665	3,463
			(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/09/2026	Leisure Products	11.95%	3M SOFR+ 765	660	660	622
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/03/2027	Healthcare Technology	9.05%	3M SOFR+ 475	28,046	27,917	28,046
Lightspeed Buyer Inc. - Unfunded Term Loan (8)	06/02/2025	Healthcare Technology	—	—	864	—	—
Lightspeed Buyer Inc. - Unfunded Revolver (6), (8)	02/03/2027	Healthcare Technology	—	—	2,499	—	—
LJ Avalon Holdings, LLC	01/31/2030	Construction & Engineering	9.07%	3M SOFR+ 475	2,795	2,762	2,795
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	10/01/2025	Construction & Engineering	—	—	1,892	—	9
LJ Avalon Holdings, LLC - Unfunded Revolver (6), (8)	01/31/2030	Construction & Engineering	—	—	1,130	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	10.30%	3M SOFR+ 600	44,839	44,253	44,839
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	07/14/2025	Personal Products	—	—	23,464	—	235
Loving Tan Intermediate II, Inc. - Funded Revolver	05/31/2028	Personal Products	10.30%	3M SOFR+ 600	2,492	2,492	2,492
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	05/31/2028	Personal Products	—	—	2,847	—	—
LSF9 Atlantis Holdings, LLC	07/02/2029	Specialty Retail	8.55%	3M SOFR+ 425	6,291	6,291	6,263
Lucky Bucks, LLC - First-out Term Loan	10/02/2028	Hotels, Restaurants and Leisure	11.97%	1M SOFR+ 765	258	258	258
Lucky Bucks, LLC - Last-out Term Loan	10/02/2029	Hotels, Restaurants and Leisure	11.97%	1M SOFR+ 765	520	520	520
MAG DS Corp.	04/01/2027	Aerospace and Defense	9.93%	3M SOFR+ 560	7,249	7,019	6,742
Marketplace Events Acquisition, LLC	12/19/2030	Media	9.47%	3M SOFR+ 525	55,438	54,925	54,884
Marketplace Events Acquisition, LLC - Unfunded Term Loan (8)	06/19/2026	Media	—	—	9,754	—	—
Marketplace Events Acquisition, LLC - Unfunded Revolver (8)	12/19/2030	Media	—	—	6,096	—	(61)
MBS Holdings, Inc. - Unfunded Revolver (6), (8)	04/16/2027	Internet Software and Services	—	—	1,157	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	9.30%	3M SOFR+ 500	5,091	5,041	5,015
MDI Buyer, Inc. - Unfunded Term Loan (8)	07/25/2028	Commodity Chemicals	—	—	4,416	—	(33)
MDI Buyer, Inc. - Funded Revolver	07/25/2028	Commodity Chemicals	11.50%	3M SOFR+ 400	1,186	1,186	1,169
MDI Buyer, Inc. - Unfunded Revolver (6), (8)	07/25/2028	Commodity Chemicals	—	—	691	—	(10)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.95%	3M SOFR+ 565	1,948	1,931	1,919
Meadowlark Acquirer, LLC - Funded Revolver	12/10/2027	Professional Services	9.95%	3M SOFR+ 565	451	451	445
Meadowlark Acquirer, LLC - Unfunded Revolver (8)	12/10/2027	Professional Services	—	—	1,241	—	(19)
Medina Health, LLC	10/20/2028	Healthcare Providers and Services	10.58%	3M SOFR+ 625	17,730	17,495	17,819
Medina Health, LLC - Unfunded Revolver (8)	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	26
Megawatt Acquisitionco, Inc.	03/01/2030	Electronic Equipment, Instruments, and Components	9.83%	3M SOFR+ 550	6,930	6,842	6,177
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronic Equipment, Instruments, and Components	9.82%	3M SOFR+ 550	926	926	826
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	2,324	—	(252)
MOREGroup Holdings, Inc.	01/16/2030	Construction & Engineering	9.55%	3M SOFR+ 525	31,680	31,288	31,680
MOREGroup Holdings, Inc. - Unfunded Term Loan (8)	01/16/2026	Construction & Engineering	—	—	11,056	—	111
MOREGroup Holdings, Inc. - Unfunded Revolver (8)	01/16/2030	Construction & Engineering	—	—	6,634	—	—
Municipal Emergency Services, Inc.	10/01/2027	Distributors	9.48%	3M SOFR+ 515	3,283	3,255	3,283
Municipal Emergency Services, Inc. - Unfunded Term Loan (8)	09/28/2027	Distributors	—	—	909	—	9
Municipal Emergency Services, Inc. - Funded Revolver	10/01/2027	Distributors	11.50%	3M SOFR+ 400	47	47	47
Municipal Emergency Services, Inc. - Unfunded Revolver (6), (8)	10/01/2027	Distributors	—	—	899	—	—
NBH Group LLC - Unfunded Revolver (6), (8)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	10.68%	3M SOFR+ 635	19,700	19,380	19,700
NORA Acquisition, LLC - Funded Revolver	08/31/2029	Healthcare Providers and Services	10.65%	3M SOFR+ 635	822	822	822
NORA Acquisition, LLC - Unfunded Revolver (6), (8)	08/31/2029	Healthcare Providers and Services	—	—	4,657	-	-
Omnia Exterior Solutions, LLC	12/31/2029	Diversified Consumer Services	9.55%	3M SOFR+ 525	23,635	23,455	23,458
Omnia Exterior Solutions, LLC - Unfunded Term Loan (8)	09/30/2026	Diversified Consumer Services	—	—	12,802	—	16
Omnia Exterior Solutions, LLC - Unfunded Revolver (6), (8)	12/31/2029	Diversified Consumer Services	—	—	4,200	—	(32)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	10.69%	3M SOFR+ 636	8,381	8,305	8,381
ORL Acquisition, Inc. (6)	09/03/2027	Consumer Finance	13.70%	3M SOFR+ 940	4,850	4,807	4,292
			(PIK 7.50%)
ORL Acquisition, Inc. - Unfunded Revolver (6), (8)	09/03/2027	Consumer Finance	—	—	215	—	(25)
OSP Embedded Purchaser, LLC	12/17/2029	Aerospace and Defense	10.05%	3M SOFR+ 575	40,540	40,133	39,932
OSP Embedded Purchaser, LLC - Unfunded Revolver (8)	12/17/2029	Aerospace and Defense	—	—	2,932	—	(44)
Output Services Group, Inc. - First-out Term Loan	11/30/2028	Business Services	12.86%	3M SOFR+ 843	521	521	521
Output Services Group, Inc. - Last-out Term Loan	05/30/2028	Business Services	11.11%	3M SOFR+ 667	1,058	1,058	1,058
Owl Acquisition, LLC	02/04/2028	Professional Services	9.67%	3M SOFR+ 535	3,890	3,821	3,832
Pacific Purchaser, LLC	10/02/2028	Professional Services	10.54%	3M SOFR+ 625	6,014	5,923	6,038
Pacific Purchaser, LLC - Unfunded Term Loan (8)	10/02/2028	Professional Services	—	—	2,518	—	48
Pacific Purchaser, LLC - Unfunded Revolver (8)	10/02/2028	Professional Services	—	—	1,799	—	7
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare Technology	9.32%	3M SOFR+ 500	27,569	27,310	27,293
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	09/03/2030	Healthcare Technology	—	—	4,692	—	(47)
PCS Midco, Inc.	03/01/2030	Professional Services	10.05%	3M SOFR+ 575	9,112	9,005	9,158
PCS Midco, Inc. - Unfunded Term Loan (8)	03/02/2026	Professional Services	—	—	2,249	—	34
PCS Midco, Inc. - Revolver	03/01/2030	Professional Services	10.05%	3M SOFR+ 575	310	310	311
PCS Midco, Inc. - Unfunded Revolver (8)	03/01/2030	Professional Services	—	—	1,461	—	7
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	11.50%	3M SOFR+ 725	5,986	5,934	4,190
			(PIK 7.00%)
PL Acquisitionco, LLC - Unfunded Revolver (8)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	1,145	—	(343)
PlayPower, Inc.	08/28/2030	Leisure Products	9.30%	1M SOFR+ 500	32,248	32,046	31,926
PlayPower, Inc. - Unfunded Revolver (8)	08/28/2030	Leisure Products	—	—	3,981	—	(40)
Project Granite Buyer,Inc.	12/31/2030	Professional Services	10.05%	3M SOFR+ 575	18,454	18,283	18,177
Project Granite Buyer, Inc. - Unfunded Term Loan (8)	12/31/2026	Professional Services	—	—	1,708	—	(9)
Project Granite Buyer,Inc. - Unfunded Revolver (8)	12/31/2030	Professional Services	—	—	2,846	—	(43)
Pragmatic Institute, LLC	03/28/2030	Professional Services	9.80%	—	550	550	550

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Rancho Health MSO, Inc.	06/20/2029	Healthcare Equipment and Supplies	9.56%	3M SOFR+ 525	4,298	4,279	4,298
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	06/30/2026	Healthcare Equipment and Supplies	—	—	3,034	—	28
Rancho Health MSO, Inc. - Funded Revolver (6)	06/20/2029	Healthcare Equipment and Supplies	9.60%	3M SOFR+ 525	1,540	1,540	1,540
Rancho Health MSO, Inc. - Unfunded Revolver (6), (8)	06/20/2029	Healthcare Equipment and Supplies	—	—	1,760	—	—
Recteq, LLC	01/29/2026	Leisure Products	11.45%	3M SOFR+ 715	1,440	1,435	1,433
Recteq, LLC - Funded Revolver	01/29/2026	Leisure Products	11.24%	3M SOFR+ 700	648	648	645
Recteq, LLC - Unfunded Revolver (6), (8)	01/29/2026	Leisure Products	—	—	648	—	(3)
Riverpoint Medical, LLC	06/21/2027	Healthcare Equipment and Supplies	9.30%	3M SOFR+ 500	9,778	9,767	9,778
Riverpoint Medical, LLC - Funded Revolver (6)	06/21/2027	Healthcare Equipment and Supplies	9.32%	3M SOFR+ 500	104	104	104
Riverpoint Medical, LLC - Unfunded Revolver (6), (8)	06/21/2027	Healthcare Equipment and Supplies	—	—	805	—	—
Ro Health, LLC	01/17/2031	Healthcare Providers and Services	9.30%	3M SOFR+ 500	16,476	16,360	16,312
Ro Health, LLC - Funded Revolver	01/17/2031	Healthcare Providers and Services	9.30%	3M SOFR+ 500	1,941	1,941	1,922
Ro Health, LLC - Unfunded Revolver (8)	01/17/2031	Healthcare Providers and Services	—	—	5,824	—	(58)
RRA Corporate, LLC	08/15/2029	Diversified Consumer Services	9.54%	3M SOFR+ 525	14,129	14,003	13,776
RRA Corporate, LLC - Unfunded Term Loan 2 (8)	08/17/2026	Diversified Consumer Services	—	—	21,719	—	(326)
RRA Corporate, LLC - Funded Revolver	08/15/2029	Diversified Consumer Services	9.55%	3M SOFR+ 525	1,948	1,948	1,899
RRA Corporate, LLC - Unfunded Revolver (8)	08/15/2029	Diversified Consumer Services	—	—	4,769	—	(119)
RTIC Subsidiary Holdings, LLC	05/03/2029	Leisure Products	10.05%	3M SOFR+ 575	41,784	41,230	40,844
RTIC Subsidiary Holdings, LLC - Funded Revolver	05/03/2029	Leisure Products	10.05%	3M SOFR+ 575	4,708	4,708	4,602
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	05/03/2029	Leisure Products	—	—	4,708	—	(106)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/15/2029	Professional Services	10.08%	3M SOFR+ 575	1,135	1,120	1,112
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan (8)	06/26/2026	Professional Services	—	—	1,146	—	(17)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Funded Revolver	06/15/2029	Professional Services	10.05%	3M SOFR+ 575	201	201	197
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Revolver (6), (8)	06/15/2029	Professional Services	—	—	659	—	(13)
Sabel Systems Technology Solutions, LLC	10/31/2030	Government Services	10.55%	3M SOFR+ 625	26,783	26,537	26,783
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (8)	10/31/2030	Government Services	—	—	3,634	—	—
Safe Haven Defense US LLC	05/23/2029	Building Products	9.30%	3M SOFR+ 500	13,489	13,310	13,489
Safe Haven Defense US LLC - Unfunded Revolver (8)	05/23/2029	Building Products	—	—	2,920	—	—
Sales Benchmark Index LLC	07/07/2026	Professional Services	10.53%	3M SOFR+ 620	2,519	2,514	2,519
Sales Benchmark Index LLC - Funded Revolver	07/07/2026	Professional Services	9.50%	3M SOFR+ 520	431	431	431
Sales Benchmark Index LLC - Unfunded Revolver (6), (8)	07/07/2026	Professional Services	—	—	646	—	—
Sath Industries, LLC	12/17/2029	Event Services	10.04%	3M SOFR+ 575	11,352	11,249	11,238
Sath Industries, LLC- Unfunded Term Loan B (8)	12/17/2026	Event Services	—	—	9,865	—	—
Sath Industries, LLC - Unfunded Revolver (8)	12/17/2029	Event Services	—	—	2,466	—	(25)
Schlesinger Global, Inc.	07/14/2025	Professional Services	12.92%	3M SOFR+ 860	15,680	15,667	14,896
			(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/14/2025	Professional Services	12.92%	3M SOFR+ 860	1,626	1,626	1,544
			(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (6), (8)	07/14/2025	Professional Services	—	—	401	—	(20)
Seacoast Service Partners, LLC	12/20/2029	Diversified Consumer Services	9.30%	3M SOFR+ 500	9,148	9,075	8,956
Seacoast Service Partners, LLC - Unfunded Term Loan (8)	12/21/2026	Diversified Consumer Services	—	—	7,155	-	(88)
Seacoast Service Partners, LLC - Funded Revolver	12/20/2029	Diversified Consumer Services	9.30%	3M SOFR+ 500	361	361	353
Seacoast Service Partners, LLC - Unfunded Revolver (8)	12/20/2029	Diversified Consumer Services	—	—	1,762	—	(37)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.47%	3M SOFR+ 615	1,892	1,872	1,783
Sigma Defense Systems, LLC	12/20/2027	IT Services	11.20%	3M SOFR+ 690	20,522	20,302	20,522
Sigma Defense Systems, LLC - Funded Revolver	12/20/2027	IT Services	11.20%	3M SOFR+ 690	2,547	2,547	2,547
Sigma Defense Systems, LLC - Unfunded Revolver (6), (8)	12/20/2027	IT Services	—	—	3,007	—	—
Smartronix, LLC	02/06/2032	Aerospace and Defense	8.80%	1M SOFR+ 450	6,000	5,941	5,980
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+ 610	2,495	2,495	2,208
			(PIK 1.50%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Smile Brands Inc. - Funded Revolver	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+ 610	694	694	614
Smile Brands Inc. - Unfunded Revolver (6), (8)	10/12/2027	Healthcare and Pharmaceuticals	—	—	855	—	(98)
Smile Brands Inc. LC - Unfunded Revolver (6), (8)	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(12)
Solutionreach, Inc.	07/17/2025	Healthcare Technology	11.44%	3M SOFR+ 715	4,657	4,651	4,643
Solutionreach, Inc. - Funded Revolver	07/17/2025	Healthcare Technology	11.45%	3M SOFR+ 715	833	833	830
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	9.47%	3M SOFR+ 515	2,625	2,604	2,625
Spendmend Holdings LLC - Unfunded Term Loan (8)	11/25/2026	Healthcare Technology	—	—	3,261	—	16
Spendmend Holdings LLC - Unfunded Revolver (8)	03/01/2028	Healthcare Technology	—	—	891	—	—
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare Providers and Services	8.55%	3M SOFR+ 425	1,980	1,968	1,633
SV-Aero Holdings, LLC - Term Loan	11/01/2030	Aerospace and Defense	9.55%	3M SOFR+ 525	15,470	15,402	15,470
SV-Aero Holdings, LLC - Unfunded Term Loan (8)	11/02/2026	Aerospace and Defense	—	—	7,259	—	36
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	9.28%	3M SOFR+ 500	31,708	31,441	31,834
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.26%	3M SOFR+ 500	774	774	774
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC) - Unfunded Term Loan (8)	08/16/2027	Aerospace and Defense	—	—	1,186	—	14
System Planning and Analysis, Inc. - Unfunded Revolver (8)	08/16/2027	Aerospace and Defense	—	—	7,590	—	—
S101 Holdings, Inc.	12/29/2026	Electronic Equipment, Instruments, and Components	9.96%	3M SOFR+ 565	12,376	12,268	12,376
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2029	Media	10.82%	3M SOFR+ 650	6,930	6,834	6,930
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2029	Media	13.00%	3M SOFR+ 550	243	243	243
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	01/23/2029	Media	—	—	2,184	—	—
Team Services Group, LLC	12/20/2027	Healthcare Providers and Services	9.54%	3M SOFR+ 525	15,373	15,156	14,927
The Bluebird Group LLC	07/28/2026	Professional Services	10.98%	3M SOFR+ 665	8,532	8,469	8,532
The Bluebird Group LLC - Unfunded Revolver (6), (8)	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (6)	08/31/2028	Construction & Engineering	9.42%	1M SOFR+ 510	8,935	8,865	8,872
The Vertex Companies, LLC - Unfunded Term Loan (8)	11/04/2026	Construction & Engineering	—	—	9,122	—	5
The Vertex Companies, LLC - Unfunded Revolver (6), (8)	08/31/2028	Construction & Engineering	—	—	5,472	—	(38)
TPC US Parent, LLC	11/24/2025	Food Products	10.21%	3M SOFR+ 590	11,827	11,782	11,827
TransGo, LLC	12/29/2028	Auto Components	10.07%	3M SOFR+ 575	11,248	11,107	11,304
TransGo, LLC - Unfunded Revolver (6), (8)	12/29/2028	Auto Components	—	—	4,440	—	22
Tyto Athene, LLC	04/03/2028	IT Services	9.21%	3M SOFR+ 490	11,928	11,836	11,785
US Fertility Enterprises, LLC - Unfunded Term Loan (8)	10/07/2026	Healthcare Providers and Services	—	—	54	—	—
Urology Management Holdings, Inc.	06/15/2027	Healthcare Providers and Services	9.83%	1M SOFR+ 550	3,588	3,573	3,581
Urology Management Holdings, Inc. - Unfunded Term Loan (8)	09/03/2026	Healthcare Providers and Services	—	—	2,400	—	7
VRS Buyer, Inc.	11/22/2030	Road and Rail	9.08%	3M SOFR+ 475	8,000	7,944	7,940
VRS Buyer, Inc. - Unfunded Term Loan (8)	11/23/2026	Road and Rail	—	—	7,644	—	—
VRS Buyer, Inc. - Unfunded Revolver (8)	11/22/2030	Road and Rail	—	—	3,822	—	(29)
Walker Edison Furniture, LLC - Term Loan (10)	03/01/2029	Wholesale	—	—	7,139	6,276	—
Walker Edison Furniture Company, LLC - Unfunded Term Loan (8), (10)	03/01/2029	Wholesale	—	—	583	—	(583)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (10)	03/01/2029	Wholesale	—	—	1,667	1,667	1,150
Watchtower Intermediate, LLC	12/03/2029	Electronic Equipment, Instruments, and Components	10.33%	3M SOFR+ 600	11,114	10,977	11,070
Watchtower Intermediate, LLC - Unfunded Revolver (8)	12/03/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	(25)
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	8.59%	3M SOFR+ 426	3,465	3,460	3,283
Zips Car Wash, LLC (10)	03/31/2028	Automobiles	—	—	12,905	12,549	10,034
Zips Car Wash, LLC - DIP	10/31/2025	Automobiles	11.70%	3M SOFR+ 740	592	592	592
Total First Lien Secured Debt						$1,893,825	$1,862,523
Subordinate Debt - 0.4%
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare Providers and Services	15.00%	—	1,123	1,109	1,111
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Consumer Finance	18.00%	—	13	13	11
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	03/08/2028	Consumer Finance	—	—	13	—	(2)
OSP Embedded Aggregator, LP - Convertible Note	05/08/2030	Aerospace and Defense	12.00%	—	47	471	504
Schlesinger Global, LLC - Promissory Note	01/08/2026	Professional Services	12.31%	3M SOFR+ 700	66	66	136
StoicLane, Inc. - Convertible Notes	08/16/2027	Healthcare Technology	12.00%	—	2,288	2,288	2,540
StoicLane, Inc. - Unfunded Convertible Notes (8)	08/16/2027	Healthcare Technology	—	—	763	—	84
Total Subordinate Debt						$3,947	$4,384
Preferred Equity - 1.8% (5)
Accounting Platform Blocker, Inc		Professional Services	—	—	1,075,900	1,076	1,076
Ad.net Holdings, Inc.		Media	—	—	6,720	672	839
AFC Acquisitions, Inc. (7)		Distributors	—	—	854	1,314	1,289
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (6), (7)		Media	—	—	2,018	2,018	1,878

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
BioDerm Holdings, LP		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,426
Cartessa Aesthetics, LLC (7)		Distributors	—	—	1,437,500	1,438	2,890
Connatix Parent, LLC		Media	—	—	5,311	5	5
C5MI Holdco, LLC. (7)		IT Services	—	—	228,900	223	250
EvAL Home Health Solutions, LLC (7)		Healthcare, Education and Childcare	—	—	876,386	1,455	1,392
Gauge Schlesinger Coinvest LLC		Professional Services	—	—	64	64	23
Hancock Claims Consultants Investors, LLC (7)		Insurance	—	—	116,588	76	167
Imagine Topco, LP		Software	8.00%	—	1,236,027	1,236	1,564
Magnolia Topco LP - Class A (7)		Automobiles	—	—	47	47	34
Magnolia Topco LP - Class B (7)		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC		Electronic Equipment, Instruments, and Components	—	—	9,360	936	481
NXOF Holdings, Inc. (Tyto Athene, LLC) (6)		IT Services	—	—	1,935	1,935	2,690
ORL Holdco, Inc. (6)		Consumer Finance	—	—	1,327	133	21
PL Acquisitionco, LLC (7)		Textiles, Apparel and Luxury Goods	—	—	122	122	—
RTIC Parent Holdings, LLC - Class A (7)		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Class C (7)		Leisure Products	—	—	18,450	1,215	1,585
RTIC Parent Holdings, LLC - Class D (7)		Leisure Products	—	—	19,584	196	240
SP L2 Holdings LLC		Leisure Products	—	—	135,240	33	3
SP L2 Holdings LLC - Unfunded (8)		Leisure Products	—	—	77,280	—	(17)
TPC Holding Company, LP (6)		Food Products	—	—	409	409	581
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (6)		Construction & Engineering	—	—	37	35	49
UniTek Global Services, Inc. - Super Senior Preferred Equity (6)		Telecommunications	20.00%	—	320,711	321	646
UniTek Global Services, Inc. - Senior Preferred Equity (6)		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (6)		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						$17,420	$19,112
Common Equity/Warrants - 15.1% (5)
A1 Garage Equity, LLC (7)		Commercial Services & Supplies	—	—	647,943	648	1,016
ACP Big Top Holdings, L.P.		Construction & Engineering	—	—	3,000,500	2,883	3,366
Ad.net Holdings, Inc. (6)		Media	—	—	7,467	75	—
Aechelon InvestCo, LP		Aerospace and Defense	—	—	29,917	2,992	10,012
Aechelon InvestCo, LP - Unfunded (8)		Aerospace and Defense	—	—	33,433	—	—
Aftermarket Drivetrain Products Holdings, LLC		Auto Components	—	—	2,632	2,632	3,705
AG Investco LP (6), (7)		Software	—	—	805,164	805	189
AG Investco LP (6), (7), (8)		Software	—	—	194,836	—	(149)
Altamira Intermediate Company II, Inc. (6)		IT Services	—	—	1,437,500	1,438	1,648
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (6), (7)		Media	—	—	2,018	—	—
Athletico Holdings, LLC (7)		Healthcare Providers and Services	—	—	4,678	5,000	3,097
Azureon Holdings, LLC (7)		Diversified Consumer Services	—	—	1,130,707	1,131	780
BioDerm Holdings, LP		Healthcare Equipment and Supplies	—	—	1,313	—	—
Burgess Point Holdings, LP		Auto Components	—	—	112	114	118
By Light Investco LP (6), (7)		High Tech Industries	—	—	22,789	687	21,472
Carisk Parent, L.P.		Healthcare Technology	—	—	239,680	240	232
Carnegie HoldCo, LLC (7)		Professional Services	—	—	2,719,600	2,646	2,203
Connatix Parent, LLC (6)		Media	—	—	38,278	421	47
Consello Pacific Aggregator, LLC (7)		Professional Services	—	—	1,025,476	973	805
Crane 1 Acquisition Parent Holdings, L.P. (6)		Commercial Services & Supplies	—	—	130	120	244
C5MI Holdco, LLC. (7)		IT Services	—	—	1,659,050	1,659	1,421
Delta InvestCo LP (Sigma Defense Systems, LLC) (6), (7)		IT Services	—	—	804,615	763	1,336
Delta InvestCo LP (Sigma Defense Systems, LLC) (6), (7), (8)		IT Services	—	—	200,255	—	—
DUGGAL EQUITY, LP		Marketing Services	—	—	686	686	657
eCommission Holding Corporation (6), (9)		Banking, Finance, Insurance & Real Estate	—	—	20	226	590
EDS Topco, LP		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,625
Events TopCo, LP		Event Services	—	—	1,016,800	1,017	1,017
Exigo, LLC		Software	—	—	541,667	542	637
FedHC InvestCo LP (6), (7)		Aerospace and Defense	—	—	22,671	810	3,010
FedHC InvestCo LP (6), (7), (8)		Aerospace and Defense	—	—	3,721	—	—
Five Star Parent Holdings, LLC		Hotels, Restaurants and Leisure	—	—	655,714	656	392
Gauge ETE Blocker, LLC		Diversified Consumer Services	—	—	374,444	374	332
Gauge Lash Coinvest LLC (6)		Personal Products	—	—	1,840,021	1,393	4,401
Gauge Loving Tan, LP		Personal Products	—	—	2,914,701	2,915	3,490
Gauge Schlesinger Coinvest LLC (6)		Professional Services	—	—	465	476	167
GCP Boss Holdco, LLC		Independent Power and Renewable Electricity Producers	—	—	2,194,800	2,195	2,305
GCOM InvestCo LP (6)		IT Services	—	—	19,184	3,342	4,675
GGG Topco, LLC (7)		Diversified Consumer Services	—	—	2,759,800	2,760	2,752
GMP Hills, L.P.		Distributors	—	—	4,430,843	4,431	4,387
Hancock Claims Consultants Investors, LLC (6), (7)		Insurance	—	—	450,000	448	333
HPA SPQ Aggregator LP		Professional Services	—	—	750,399	750	548
HV Watterson Holdings, LLC		Professional Services	—	—	100,000	100	—
Icon Partners V C, L.P.		Internet Software and Services	—	—	1,885,663	1,886	1,844
Icon Partners V C, L.P. (6), (8)		Internet Software and Services	—	—	614,337	—	(13)
IIN Group Holdings, LLC (7)		Consumer Services	—	—	1,000	1,000	—
Imagine Topco, LP		Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.		Commercial Services & Supplies	—	—	1,218,045	1,218	1,850

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Ironclad Holdco, LLC (Applied Technical Services, LLC) (6)		Commercial Services & Supplies	—	—	6,355	668	987
ITC Infusion Co-invest, LP (7)		Healthcare Equipment and Supplies	—	—	116,032	1,195	2,353
Kinetic Purchaser, LLC		Personal Products	—	—	1,734,775	1,735	410
KL Stockton Co-Invest LP (Any Hour Services) (6), (7)		Energy Equipment and Services	—	—	382,353	385	649
Lightspeed Investment Holdco LLC (6)		Healthcare Technology	—	—	585,587	586	2,204
LJ Avalon, LP		Construction & Engineering	—	—	1,638,043	1,638	2,424
Lucky Bucks, LLC		Hotels, Restaurants and Leisure	—	—	73,870	2,062	589
Marketplace Events Holdings, LP		Media: Diversified and Production	—	—	40,990	4,099	4,118
Magnolia Topco LP - Class A (7)		Automobiles	—	—	46,974	—	—
Magnolia Topco LP - Class B (7)		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP		Commodity Chemicals	—	—	11,078	1,119	1,140
Meadowlark Title, LLC (7)		Professional Services	—	—	819,231	806	—
Megawatt Acquisition Partners, LLC - Common A Equity		Electronic Equipment, Instruments, and Components	—	—	1,040	104	—
Municipal Emergency Services, Inc. (6)		Distributors	—	—	1,973,370	2,005	3,592
NEPRT Parent Holdings, LLC (Recteq, LLC) (6), (7)		Leisure Products	—	—	1,494	1,438	130
New Insight Holdings, Inc.		Business Services	—	—	158,348	2,771	3,495
New Medina Health, LLC (7)		Healthcare Providers and Services	—	—	2,672,646	2,673	3,129
NFS - CFP Holdings LLC		Commercial Services & Supplies	—	—	1,337,017	1,337	1,368
NORA Parent Holdings, LLC (7)		Healthcare Providers and Services	—	—	2,544	2,525	1,494
North Haven Saints Equity Holdings, LP (7)		Healthcare Technology	—	—	223,602	224	235
NXOF Holdings, Inc. (Tyto Athene, LLC) (6)		IT Services	—	—	1,935	496	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (6), (7)		Aerospace and Defense	—	—	211,940	2,119	2,431
OES Co-Invest, LP - Class A		Diversified Consumer Services	—	—	1,560	1,574	2,215
OHCP V BC COI, L.P.		Distributors	—	—	1,166,407	1,166	758
OHCP V BC COI, L.P. (8)		Distributors	—	—	83,593	—	(29)
ORL Holdco, Inc. (6)		Consumer Finance	—	—	1,327	15	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	1,728	1,728	1,849
Output Services Group, Inc.		Business Services	—	—	80,170	642	882
PAR Excellence Holdings, Inc.		Healthcare Technology	—	—	1,902	1,902	2,242
PCS Parent, LP		Professional Services	—	—	423,247	423	444
PennantPark-TSO Senior Loan Fund, LP (6), (9)		Financial Services	—	—	11,167,847	11,168	8,624
Pink Lily Holdco, LLC (7)		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Pragmatic Institute, LLC		Professional Services	—	—	18	—	—
Project Granite Holdings, LLC		Professional Services	—	—	1,139	1,139	1,142
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	350
QuantiTech InvestCo LP (6), (7)		Aerospace and Defense	—	—	700	—	172
QuantiTech InvestCo LP (6), (7) (8)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (6), (7)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP (Rancho Health MSO, Inc.) (6)		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,318
Ro Health Holdings, Inc.		Healthcare Providers and Services	—	—	536,400	536	536
Safe Haven Defense MidCo, LLC (7)		Building Products	—	—	596	596	700
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (6)		Professional Services	—	—	64,634	646	785
Sabel InvestCo, LP (7)		Government Services	—	—	87,524	2,271	2,866
Sabel InvestCo, LP - Unfunded (7), (8)		Government Services	—	—	131,286	—	—
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	62
Seacoast Service Partners, LLC - Equity Co-Invest		Diversified Consumer Services	—	—	372	439	427
SP L2 Holdings, LLC (Ledge Lounger, Inc.)		Leisure Products	—	—	360,103	360	—
SSC Dominion Holdings, LLC - Class B (US Dominion, Inc.) (6)		Capital Equipment	—	—	12	12	1,447
StellPen Holdings, LLC (CF512, Inc.) (6)		Media	—	—	161,538	162	118
SV Aero Holdings, LLC (7)		Aerospace and Defense	—	—	61	529	1,401
TAC LifePort Holdings, LLC (6), (7)		Aerospace and Defense	—	—	533,833	502	902
TCG 3.0 Jogger Co-Invest, LP		Media	—	—	9,108	1,760	1,181
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (7)		Media	—	—	223,137	103	398
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (7) (8)		Media	—	—	142,469	—	—
TPC Holding Company, LP (6)		Food Products	—	—	409	22	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (6)		Construction & Engineering	—	—	37	1	4
Tinicum Space Coast Co-Invest, LLC (7)		Aerospace and Defense	—	—	466	4,702	4,961
UniTek Global Services, Inc.(C)		Telecommunications	—	—	213,739	—	—
UniVista Insurance (6), (7)		Insurance	—	—	400	—	113
Urology Partners Co., L.P.		Healthcare Providers and Services	—	—	694,444	694	1,167
Walker Edison Holdco LLC		Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (7)		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,227
WCP IvyRehab Coinvestment, LP (7)		Healthcare Providers and Services	—	—	208	208	222
WCP IvyRehab QP CF Feeder, LP (7)		Healthcare Providers and Services	—	—	3,754	3,793	4,007
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (7) (8)		Healthcare Providers and Services	—	—	246	—	—
UniTek Global Services, Inc.(W)		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC (Warrants) (7)		Hotels, Restaurants and Leisure	—	—	87,345	—	951
Total Common Equity/Warrants						$128,652	$160,743
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$2,043,844	$2,046,762
Investments in Controlled, Affiliated Portfolio Companies - 27.9% (3), (4)
First Lien Secured Debt - 22.3%
PennantPark Senior Secured Loan Fund I LLC (6), (9)	05/07/2029	Financial Services	12.29%	3M SOFR+ 800	237,650	237,650	237,650
Total First Lien Secured Debt						$237,650	$237,650
Equity Interests - 5.6%
PennantPark Senior Secured Loan Fund I LLC (6), (9)		Financial Services	—	—	123,725	123,725	59,640

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

March 31, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Total Equity Interests						$123,725	$59,640
Total Investments in Controlled, Affiliated Portfolio Companies						361,375	297,290
Total Investments - 219.7%(11)						$2,405,219	$2,344,052
Cash and Cash Equivalents - 10.4%
Money Market - BlackRock Federal FD Institutional 30			4.43%			$39,820	$39,820
Non-Money Market Cash						71,548	71,538
Total Cash and Cash Equivalents						$111,368	$111,358
Total Investments and Cash Equivalents - 230.1%						$2,516,587	$2,455,410
Liabilities in Excess of Other Assets - (130.1)%							(1,388,279)
Net Assets - 100%							$1,067,131

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
(5)
Non-income producing securities.
(6)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2036-R Asset-Backed Debt and held through PennantPark CLO I, Ltd; or 3) 2036 Asset-Backed Debt and held through PennantPark CLO VIII, Ltd. or 4) 2037 Asset-Backed Debt and held through PennantPark CLO 11, LLC.
(7)
Investment is held through our Taxable Subsidiary.
(8)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2025, qualifying assets represent 88% of our total assets and non-qualifying assets represent 12% of our total assets.
(10)
Non-accrual security.
(11)
All investments are in U.S. companies unless noted otherwise.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
C5MI Holdco, LLC - Unfunded Revolver (9)	07/31/2030	IT Services	—	—	8,487	—	(170)
DRI Holding Inc.	12/21/2028	Media	10.20%	3M SOFR+535	6,123	5,943	5,908
Dr. Squatch, LLC	08/31/2027	Personal Products	9.95%	3M SOFR+535	16,870	16,709	16,870
Dr. Squatch, LLC (Revolver) (7), (9)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	11.20%	3M SOFR+635	15,559	15,501	15,435
DRS Holdings III, Inc. (Revolver) (7), (9)	11/03/2025	Personal Products	—	—	1,426	—	(11)
Duggal Acquisition, LLC	09/30/2030	Marketing Services	9.60%	3M SOFR+500	15,321	15,168	15,168
Duggal Acquisition, LLC - Unfunded Term Loan (9)	09/30/2026	Marketing Services	—	—	4,470	—	—
Duggal Acquisition, LLC - Unfunded Revolver (9)	09/30/2030	Marketing Services	—	—	5,605	—	—
Dynata, LLC - First-Out Term Loan	07/15/2028	Business Services	10.38%	3M SOFR+526	1,856	1,725	1,853
Dynata, LLC - Last-Out Term Loan	10/15/2028	Business Services	10.88%	3M SOFR+576	11,514	11,514	10,601
ECL Entertainment, LLC	08/31/2030	Hotels, Restaurants and Leisure	8.85%	1M SOFR+400	6,209	6,147	6,223
EDS Buyer, LLC	01/10/2029	Electronic Equipment, Instruments, and Components	10.35%	3M SOFR+575	10,673	10,544	10,513
EDS Buyer, LLC. (Revolver) (7), (9)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	(34)
Efficient Collaborative Retail Marketing Company, LLC	06/15/2025	Media: Diversified and Production	12.37%	3M SOFR+776	8,195	8,216	6,310
			(PIK 1.50%)
Eisner Advisory Group, LLC	02/23/2031	Professional Services	9.25%	3M SOFR+400	6,948	6,880	6,961
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Diversified Consumer Services	11.10%	3M SOFR+650	1,215	1,215	1,215
ETE Intermediate II, LLC - Unfunded Revolver (9)	05/25/2029	Diversified Consumer Services	—	—	1,215	—	—
Eval Home Health Solutions Intermediate, LLC	05/10/2030	Healthcare, Education and Childcare	10.60%	3M SOFR+575	14,492	14,275	14,347
Eval Home Health Solutions Intermediate, LLC - UnFunded Revolver (9)	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	(26)
Exigo Intermediate II, LLC (Revolver) (9)	03/15/2027	Software	—	—	689	—	(3)
Fairbanks Morse Defense	06/23/2028	Aerospace and Defense	9.74%	3M SOFR+450	995	990	996
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	12.21%	3M SOFR+715	4,437	4,372	4,437
Five Star Buyer, Inc. (Revolver) (9)	02/23/2028	Hotels, Restaurants and Leisure	—	—	741	—	—
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Diversified Consumer Services	12.56%	—	215	215	215
GGG MIDCO, LLC	09/27/2030	Diversified Consumer Services	9.64%	3M SOFR+500	19,243	19,051	19,050
GGG MIDCO, LLC - Unfunded Term Loan (9)	03/27/2026	Diversified Consumer Services	—	—	30,986	—	—
GGG MIDCO, LLC – Unfunded Revolver (9)	09/27/2030	Diversified Consumer Services	—	—	1,311	—	—
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	11.43%	3M SOFR+615	4,985	4,927	4,736
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	10.70%	3M SOFR+560	1,351	1,341	1,337
Graffiti Buyer, Inc. - Unfunded Term Loan (9)	08/10/2027	Trading Companies & Distributors	—	—	984	—	(2)
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Trading Companies & Distributors	10.70%	3M SOFR+560	432	432	428
Graffiti Buyer, Inc. (Revolver) (7), (9)	08/10/2027	Trading Companies & Distributors	—	—	432	—	(4)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	3M SOFR+560	3,993	3,949	3,913
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	10.45%	3M SOFR+560	680	680	666
Hancock Roofing and Construction L.L.C. (Revolver) (7), (9)	12/31/2026	Insurance	—	—	70	—	(1)
Harris & Co. LLC	08/09/2030	Professional Services	9.85%	3M SOFR+500	31,992	31,720	31,432
Harris & Co. LLC. - Unfunded Term Loan A (9)	02/09/2025	Professional Services	—	—	39,414	—	(345)
Harris & Co. LLC. - Unfunded Term Loan B (9)	02/09/2026	Professional Services	—	—	50,296	—	(440)
Harris & Co. LLC - Unfunded Revolver (9)	08/09/2030	Professional Services	—	—	7,401	—	(130)
HEC Purchaser Corp.	06/17/2029	Healthcare, Education and Childcare	9.75%	3M SOFR+550	9,651	9,535	9,583
Hills Distribution Inc.	11/07/2029	Distributors	11.11%	3M SOFR+600	7,941	7,829	7,862
Hills Distribution Inc. - Unfunded Term Loan (9)	11/07/2025	Distributors	—	—	10,812	—	—
HW Holdco, LLC	05/10/2026	Media	11.20%	1M SOFR+590	10,410	10,389	10,410
HW Holdco, LLC (Revolver) (9)	05/10/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC	09/22/2028	Professional Services	11.35%	3M SOFR+610	4,487	4,430	4,443
IG Investments Holdings, LLC (Revolver) (7), (9)	09/22/2027	Professional Services	—	—	722	—	(7)
Imagine Acquisitionco, LLC (Revolver) (9)	11/15/2027	Software	—	—	1,193	—	(6)
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	10.96%	3M SOFR+685	4,553	4,534	4,582
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	10.35%	3M SOFR+600	CAD 1,672	1,204	1,237
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (9)	11/17/2025	Commercial Services & Supplies	—	—	4,288	—	54
Infinity Home Services Holdco, Inc. (Revolver)	12/28/2028	Commercial Services & Supplies	13.75%	3M SOFR+575	194	194	194
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (9)	12/28/2028	Commercial Services & Supplies	—	—	1,098	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.10%	3M SOFR+550	5,539	5,483	5,498
Integrative Nutrition, LLC	01/31/2025	Consumer Services	11.36%	3M SOFR+715	15,776	15,747	13,567
			(PIK 6.00%)
ITI Holdings, Inc. (Revolver)	03/03/2028	IT Services	12.50%	3M SOFR+450	500	500	500
ITI Holdings, Inc. (Revolver) (7), (9)	03/03/2028	IT Services	—	—	165	—	—
Inventus Power, Inc.	06/30/2025	Electronic Equipment, Instruments, and Components	12.46%	3M SOFR+761	4,938	4,893	4,863
Inventus Power, Inc. - Unfunded Revolver (9)	06/30/2025	Electronic Equipment, Instruments, and Components	—	—	1,729	—	(26)
Keel Platform, LLC	01/19/2031	Metals and Mining	10.09%	3M SOFR+525	11,544	11,388	11,486
Keel Platform, LLC - Unfunded Term Loan (9)	01/19/2031	Metals and Mining	—	—	2,402	—	6
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	3M SOFR+615	13,971	13,802	13,970
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Personal Products	—	—	3,435	—	—
Lash OpCo, LLC	02/18/2027	Personal Products	12.94%	3M SOFR+785	10,786	10,689	10,678
			(PIK 5.10%)
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Personal Products	12.94%	1M SOFR+785	2,833	2,833	2,805
			(PIK 5.10%)
Lash OpCo, LLC (Revolver) (7), (9)	08/16/2026	Personal Products	—	—	335	—	(3)
			(PIK 5.10%)
LAV Gear Holdings, Inc.	10/31/2025	Capital Equipment	11.64%	1M SOFR+640	13,018	13,015	12,784
LAV Gear Holdings, Inc. (Revolver) (7)	10/31/2025	Capital Equipment	11.64%	1M SOFR+640	1,721	1,721	1,690
Ledge Lounger, Inc.	11/09/2026	Leisure Products	12.25%	3M SOFR+765	3,674	3,661	3,491

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
			(PIK 12.09%)
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	10.95%	1M SOFR+610	3,377	3,333	3,356
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	10.95%	1M SOFR+610	376	376	376
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	535	—	(1)
TPC US Parent, LLC	11/24/2025	Food Products	10.98%	3M SOFR+565	11,888	11,808	11,888
TPCN Midco, LLC	06/26/2029	Diversified Consumer Services	10.35%	3M SOFR+575	8,878	8,749	8,665
TPCN Midco, LLC - Unfunded Term Loan (9)	06/26/2026	Diversified Consumer Services	—	—	13,113	—	(184)
TPCN Midco, LLC - Unfunded Revolver (9)	06/26/2029	Diversified Consumer Services	—	—	2,580	—	(62)
TransGo, LLC	12/29/2028	Auto Components	10.60%	3M SOFR+575	12,034	11,869	12,034
TransGo, LLC (Revolver) (7), (9)	12/29/2028	Auto Components	—	—	4,440	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.33%	1M SOFR+640	2,508	2,502	2,508
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.23%	1M SOFR+490	11,928	11,826	11,690
Urology Management Holdings, Inc.	06/15/2027	Healthcare Providers and Services	10.52%	3M SOFR+550	1,200	1,194	1,188
Urology Management Holdings, Inc. - Unfunded Term Loan (9)	09/03/2026	Healthcare Providers and Services	—	—	4,800	—	(24)
Walker Edison Furniture, LLC - Term Loan (11)	03/01/2029	Wholesale	—	—	5,441	5,026	490
Walker Edison Furniture Company, LLC - Unfunded Term Loan (11)	03/01/2029	Wholesale	—	—	83	—	(76)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (11)	03/01/2029	Wholesale	—	—	1,667	1,667	1,667
Watchtower Intermediate, LLC	12/01/2029	Electronic Equipment, Instruments, and Components	10.60%	3M SOFR+600	9,055	8,929	8,964
Watchtower Intermediate, LLC - Unfunded Term Loan (9)	12/01/2025	Electronic Equipment, Instruments, and Components	—	—	2,100	—	3
Watchtower Intermediate, LLC (Revolver) (9)	12/01/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	(63)
Wildcat Buyerco, Inc.	02/26/2027	Electronic Equipment, Instruments, and Components	10.60%	3M SOFR+575	12,592	12,498	12,592
Wildcat Buyerco, Inc. - Unfunded Term Loan (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	3,281	—	33
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	534	—	—
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	8.87%	3M SOFR+426	3,483	3,475	3,480
Zips Car Wash, LLC	12/31/2024	Automobiles	12.46%	3M SOFR+740	13,252	13,227	12,656
			(PIK 1.5%)
Total First Lien Secured Debt						$1,488,717	$1,472,064
Subordinate Debt - 0.3%
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare Providers and Services	15.00%	—	1,042	1,027	1,026
			(PIK 15.00%)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Consumer Finance	18.00%	—	13	13	9
ORL Holdco, Inc. - Unfunded Convertible Notes (9)	03/08/2028	Consumer Finance	—	—	13	—	(4)
Schlesinger Global, LLC - Promissory Note	01/08/2026	Professional Services	12.31%	3M SOFR+700	66	66	136
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare Technology	12.00%	—	1,526	1,526	1,526
StoicLane, Inc. - Unfunded Convertible Notes (9)	08/15/2027	Healthcare Technology	—	—	1,526	—	—
Total Subordinate Debt						$2,632	$2,693
Preferred Equity - 2.1% (6)
Accounting Platform Blocker, Inc -. Preferred Equity		Professional Services	—	—	1,075,900	1,076	1,076
Ad.net Holdings, Inc.		Media	—	—	6,720	672	852
AFC Acquisitions, Inc. (Preferred) (8)		Distributors	—	—	854	1,314	1,400
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)		Media	—	—	2,018	2,018	2,298
Cartessa Aesthetics, LLC (Preferred) (8)		Distributors	—	—	1,437,500	1,438	2,560
C5MI Holdco, LLC. - Preferred Equity (8)		IT Services	—	—	228,900	223	233
EvAL Home Health Solutions, LLC - Preferred Equity (8)		Healthcare, Education and Childcare	—	—	876,386	1,455	1,631
Gauge Schlesinger Coinvest LLC (Preferred Equity)		Professional Services	—	—	64	64	37
Hancock Claims Consultants Investors, LLC (Preferred Equity) (8)		Insurance	—	—	116,588	76	149
Imagine Topco, LP		Software	8.00%	—	1,236,027	1,236	1,432
Magnolia Topco LP - Class A Preferred Equity (8)		Automobiles	—	—	47	47	48
Magnolia Topco LP - Class B Preferred Equity (8)		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC - Preferred A Equity		Electronic Equipment, Instruments, and Components	—	—	9,360	936	842
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)		IT Services	—	—	1,935	1,935	2,621
ORL Holdco, Inc. (7)		Consumer Finance	—	—	1,327	133	18
PL Acquisitionco, LLC (Preferred Equity)		Textiles, Apparel and Luxury Goods	—	—	61	61	—
RTIC Parent Holdings, LLC - Class A Preferred Equity (8)		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Class C Preferred Equity (8)		Leisure Products	—	—	18,450	1,215	1,976
RTIC Parent Holdings, LLC - Class D Preferred Equity (8)		Leisure Products	—	—	19,584	196	218
TPC Holding Company, LP (7)		Food Products	—	—	409	409	662
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)		Construction & Engineering	—	—	37	35	43
UniTek Global Services, Inc. - Super Senior Preferred Equity (7)		Telecommunications	20.00%	—	343,861	344	209
UniTek Global Services, Inc. - Senior Preferred Equity (7)		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (7)		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						$16,031	$18,305
Common Equity/Warrants - 15.9% (6)
A1 Garage Equity, LLC (8)		Commercial Services & Supplies	—	—	647,943	648	818
ACP Big Top Holdings, L.P. - Common Equity		Construction & Engineering	—	—	3,000,500	3,001	3,614
Ad.net Holdings, Inc. (7)		Media	—	—	7,467	75	4
Aechelon InvestCo, LP - Common Equity		Aerospace and Defense	—	—	31,675	3,168	3,168
Aechelon InvestCo, LP - Unfunded (9)		Aerospace and Defense	—	—	31,675	—	—

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
OHCP V BC COI, L.P. (9)		Distributors	—	—	91,761	—	(33)
ORL Holdco, Inc		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	1,727,679	1,728	1,098
Output Services Group, Inc.		Business Services	—	—	80,170	642	701
PAR Excellence Holdings, Inc. - Common Equity		Healthcare Technology	—	—	1,902,200	1,902	1,902
PCS Parent, LP - Common Equity		Professional Services	—	—	423,247	423	444
PennantPark-TSO Senior Loan Fund, LP (7)(10)		Financial Services	—	—	11,167,847	11,168	9,186
Pink Lily Holdco, LLC (8)		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Pragmatic Institute, LLC		Professional Services	—	—	610,583	611	—
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	341
QuantiTech InvestCo LP (7), (8)		Aerospace and Defense	—	—	700	—	172
QuantiTech InvestCo LP (7), (8), (9)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,309
Safe Haven Defense MidCo, LLC - Common Equity (8)		Building Products	—	—	596	596	648
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)		Professional Services	—	—	64,634	646	716
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	199
SP L2 Holdings, LLC (Ledge Lounger, Inc.)		Leisure Products	—	—	360,103	360	14
SSC Dominion Holdings, LLC - Class B (US Dominion, Inc.) (7)		Capital Equipment	—	—	12	12	1,385
StellPen Holdings, LLC (CF512, Inc.) (7)		Media	—	—	161,538	162	141
SV Aero Holdings, LLC (8)		Aerospace and Defense	—	—	61	535	1,157
TAC LifePort Holdings, LLC (7), (8)		Aerospace and Defense	—	—	533,833	502	815
TCG 3.0 Jogger Co-Invest, LP		Media	—	—	9,108	1,760	1,357
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8)		Media	—	—	221,296	103	335
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8), (9)		Media	—	—	144,310	—	—
TPC Holding Company, LP (7)		Food Products	—	—	21,527	22	113
TPCN Holdings, LLC - Common Equity (8)		Diversified Consumer Services	—	—	1,053,200	1,053	864
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)		Construction & Engineering	—	—	749	1	8
UniTek Global Services, Inc.(C)		Telecommunications	—	—	213,739	—	—
UniVista Insurance (7), (8)		Insurance	—	—	400	334	844
Urology Partners Co., L.P.		Healthcare Providers and Services	—	—	694,444	694	740
Walker Edison Holdco LLC		Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (8)		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,292
WCP IvyRehab Coinvestment, LP (8)		Healthcare Providers and Services	—	—	208	208	221
WCP IvyRehab QP CF Feeder, LP (8)		Healthcare Providers and Services	—	—	3,754	3,793	3,987
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (8), (9)		Healthcare Providers and Services	—	—	246	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)		Electronic Equipment, Instruments, and Components	—	—	2,240	95	816
UniTek Global Services, Inc.(W)		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC (Warrants) (8)		Hotels, Restaurants and Leisure	—	—	87,345	—	927
Total Common Equity/Warrants						$115,289	$139,207
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$1,622,669	$1,632,269
Investments in Controlled, Affiliated Portfolio Companies - 40.0% (3), (4)
First Lien Secured Debt - 31.3%
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.26%	3M SOFR+540	10,213	10,213	10,213
Marketplace Events, LLC - Super Priority First Lien (7)	09/30/2025	Media: Diversified and Production	—	—	3,122	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.26%	3M SOFR+540	26,771	22,558	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (10)	05/06/2029	Financial Services	13.28%	3M SOFR+800	237,650	237,650	237,650
Total First Lien Secured Debt						$270,421	$274,634
Equity Interests - 8.7%
New MPE Holdings, LLC - Common Equity (8)		Media: Diversified and Production	—	—	349	—	20,123
PennantPark Senior Secured Loan Fund I LLC (7), (10)		Financial Services	—	—	101,850	101,850	56,478
Total Equity Interests						$101,850	$76,601
Total Investments in Controlled, Affiliated Portfolio Companies						372,271	351,235
Total Investments - 226.1% (12)						$1,994,940	$1,983,504
Cash and Cash Equivalents - 12.8%
Money Market - BlackRock Federal FD Institutional 81			5.03%			$22,211	$22,211
Non-Money Market Cash						89,835	89,839
Total Cash and Cash Equivalents						112,046	112,050
Total Investments and Cash Equivalents - 238.9%						$2,106,986	$2,095,554
Liabilities in Excess of Other Assets - (138.9)%							(1,218,260)
Net Assets - 100%							$877,294

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
(11)
Non-accrual security
(12)
All investments are in U.S. companies unless noted otherwise.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. ("Company," "we," "our" or "us") was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. On April 14, 2022, trading of the Company’s common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC effective at market close on April 13, 2022.

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

We have entered into an investment management agreement, (the "Investment Management Agreement"), with PennantPark Investment Advisers LLC (the "Investment Adviser"), an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, (the "Administration Agreement"), with PennantPark Investment Administration LLC (the "Administrator"), which provides the administrative services necessary for us to operate.

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

In May 2017, we and a subsidiary of Kemper Corporation (NYSE: KMPR), Trinity Universal Insurance Company, ("Kemper"), formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. See Note 4.

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt is secured by a diversified portfolio of primarily middle market loans and participation interest in middle market loans. The 2036-R Asset-Backed Debt is schedule to mature in July 2036.

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

In February 2025, the 2037 Securitization Issuer completed a $474.6 million term debt securitization (the “2037 Debt Securitization”). The Company retained $85.1 million of subordinated notes and $28.5 million of BBB-(sf) Class D Notes of the debt securitization issued by the 2037 Securitization Issuer. The 2037 Asset-Backed Debt is secured by a diversified portfolio of the 2037-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. See Note 10.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

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

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of March 31, 2025, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF. PTSF also invests primarily in middle-market and other corporate debt securities consistent with our strategy.

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

In July 2024, the Company established a $500.0 million at-the-market offering program (the "2024 ATM Program") and terminated the existing $250.0 million at-the-market offering program (the "2022 ATM Program" and, together "with the 2024 ATM Program, the "ATM Programs").

During the three and six months ended March 31, 2025 we issued 11,562,000 shares and 18,838,000 shares of our common stock through the 2024 ATM Program, respectively at an average price of $11.34 per share and $11.35 per share raising $131.0 million and $213.2 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2024, we issued 4,493,436 shares of common stock through the 2022 ATM Program at an average price of $11.35 per share, raising $51.0 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2025, in connection with the share issuance, we incurred $0.2 million and $0.2 million of deferred offering costs incurred related to establishing the 2024 ATM Program to additional paid in capital, respectively. During the three and six months ended March 31, 2024, we incurred $0.6 million of deferred offering costs related to establishing the 2022 ATM Program to additional paid in capital, respectively.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended (the "Commodity Exchange Act"). The Investment Advisor intends to continue to affirm the exclusion on an annual basis and therefore, does not expect to be subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated financial statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s ("FASB’s"), Accounting Standards Codification, as amended ("ASC"), serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated financial statements are issued.

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

march 31, 2025

(Unaudited)

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount ("OID"), market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees and agency fees, and are recorded as other investment income when earned. Litigation settlements are accounted for in accordance with the gain contingency provisions of ASC Subtopic 450-30, Gain Contingencies, or ASC 450-30.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2025, we had four portfolio companies on non-accrual status, representing 2.2% and 1.2% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2024, we had two portfolio companies on non-accrual status, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes ("ASC 740"). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and six months ended March 31, 2025, we recorded a provision for taxes on net investment income of $0.2 million and $0.5 million, respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2024, we recorded a provision for taxes on net investment income of $0.5 million and $0.7 million, respectively, pertaining to federal excise tax.

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

For the three and six months ended March 31, 2025, the Company recorded a provision for taxes of $0.5 million and $1.1 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2024, the Company recorded a provision for taxes of $0.2 million and $0.2 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2025, and September 30, 2024, $0.6 million and $1.7 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2025, the Company recorded a provision for taxes of less than $(0.1) million and $(0.1) million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2024, the Company did not record a provision for taxes relating to realized gain on investments held by the Taxable Subsidiary. During the three and six

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

months ended March 31, 2025, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2024, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Statements of Assets and Liabilities to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

(d) Distributions and Capital Transactions

Distributions to holders of our common stock are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, may be distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains but may also include certain tax-qualified dividends and/or a return of capital.

Capital transactions through offerings of our common stock are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500 million under an at-the-market offering program (the "2024 ATM Program"). The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and six months ended March 31, 2025 we issued 11,562,000 shares and 18,838,000 shares of our common stock through the 2024 ATM Program, respectively at an average price of $11.34 per share and $11.35 per share raising $131.0 million and $213.2 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2024, we issued 4,493,436 shares of common stock through the 2022 ATM Program at an average price of $11.35 per share, raising $51.0 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2025, in connection with the share issuance, we incurred $0.2 million and $0.2 million of deferred offering costs incurred related to establishing the 2024 ATM Program to additional paid in capital, respectively. During the three and six months ended March 31, 2024, we incurred $0.6 million of deferred offering costs related to establishing the 2022 ATM Program to additional paid in capital, respectively.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, we will generally not consolidate our investment in a company other than an investment company wholly-owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I, Securitization Issuer, the 2036-Securitization Issuer, and 2037 Securitization Issuer in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL or PTSF. See further description of our investment in PSSL in Note 4.

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

(h) Recent Accounting Pronouncements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended March 31, 2025, the effect of which was not material to the Consolidated Financial Statements and the notes thereto.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2025. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that any management fee owed with respect to such services is to be paid to the Company so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. For providing these services, the Investment Adviser receives a fee from us consisting of two components— a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2025 we recorded a base management fee of $5.6 million and $10.9 million, respectively, from us. For the three and six months ended March 31, 2024, we recorded a base management of $3.4 million and $6.4 million, respectively.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2025 we recorded $6.3 million and $13.8 million, respectively, related to incentive fees on net investment income. For the three and six months ended March 31, 2024, we recoreded $4.8 million and $9.6 million, respectively, related to incentive fees on net investment income.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2025 and 2024, the Investment Adviser did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and six months ended March 31, 2025 and 2024, was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2025. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2025 we recorded administrative expenses of approximately $0.5 million and $0.9 million, related to expenses the Administrator incurred for services described above, respectively. For the three and six months ended March 31, 2024, we recorded administrative expenses of approximately $0.5 million and $0.8 million, related to expenses the Administrator incurred for services described above, respectively.

Under the Administration Agreement the Administrator may be reimbursed by the Company for the costs and expenses to be borne by the Company set forth above to include the costs and expenses allocable with respect to the provision of in-house legal, tax, or other professional advice and/or services to the Company, including performing due diligence on its prospective portfolio companies as deemed appropriate by the Administrator, where such in-house personnel perform services that would be paid by the Company if outside service providers provided the same services, subject to the Board's oversight.

(c) Other Related Party Transactions

The Company, the Investment Adviser and certain other affiliates have been granted an order for exemptive relief by the SEC for the Company to co-invest with other funds managed by the Investment Adviser. If we co-invest with other affiliated funds, our Investment Adviser will not receive compensation except to the extent permitted by the exemptive order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2025 and 2024.

For the three and six months ended March 31, 2025, we sold $52.9 million and $240.6 million in investments to PSSL at fair value, respectively, and recognized zero and $(0.1) million of net realized gain (losses). For the three and six months ended March 31, 2024, we sold $77.2 million and $139.9 million in investments to PSSL at fair value, respectively, and recognized zero of net realized gains (losses), respectively.

For the three and six months ended March 31, 2025 and 2024, we sold no investments to PTSF.

As of March 31, 2025 and September 30, 2024, PFLT had a receivable from the Administrator less than $0.1 million and $0.3 million, respectively, presented as due from affiliate on the Consolidated Statements of Assets and Liabilities. This amount relates to cash owed from agency fees and collected on behalf of the Company.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

4. INVESTMENTS

For the three and six months ended March 31, 2025, purchases of investments, including payment-in-kind ("PIK") interest totaled $295.0 million and $903.3 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2025 totaled $122.4 million and $523.7 million, respectively. For the three and six months ended March 31, 2024, purchases of investments, including payment-in-kind ("PIK") interest totaled $339.1 million and $642.5 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2024, totaled $144.8 million and $248.7 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	March 31, 2025		September 30, 2024
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$1,893,825	$1,862,523	$1,521,496	$1,509,048
First lien in PSSL	237,650	237,650	237,650	237,650
Subordinate debt	3,947	4,384	2,632	2,693
Equity	146,072	179,855	131,312	177,635
Equity interests in PSSL	123,725	59,640	101,850	56,478
Total investments	2,405,219	2,344,052	1,994,940	1,983,504
Cash and cash equivalents	111,368	111,358	112,046	112,050
Total investments and cash and cash equivalents	$2,516,587	$2,455,410	$2,106,986	$2,095,554

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	March 31, 2025 (1)	September 30, 2024 (1)
Aerospace and Defense	12%	7%
Professional Services	10	8
Healthcare Providers and Services	7	6
Media	7	5
Diversified Consumer Services	5	5
Healthcare Technology	5	5
Personal Products	5	6
IT Services	5	6
Commercial Services & Supplies	4	4
Leisure Products	4	4
Business Services	4	3
Distributors	4	4
Construction & Engineering	4	4
High Tech Industries	3	4
Electronic Equipment, Instruments, and Components	2	4
Government Services	1	—
Auto Components	1	2
Independent Power and Renewable Electricity Producers	1	—
Healthcare, Education and Childcare	1	2
Healthcare Equipment and Supplies	1	1
Internet Software and Services	1	1
Consumer products	1	—
Building Products	1	1
Capital Equipment	1	1
Food Products	1	1
Event Services	1	—
Software	1	—
Marketing Services	1	1
Metals and Mining	1	1
Media: Diversified and Production	1	4
Automobiles	1	1
All Other	3	9
Total	100%	100%

(1) Excludes investments in PSSL

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2025 and September 30, 2024, PSSL had total assets of $1,116.1 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 118 and 109 portfolio companies, respectively. As of March 31, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $21.2 million and the five largest investments totaled $98.7 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2025 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $123.7 million ($65.6 million remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

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

In April 2025, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four year reinvestment period, twelve-year final maturity $301 million debt securitization in the form of a collateralized loan obligation. The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi) $18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of Sub notes. PSSL will continue to retain all of the subordinated notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2029 and the debt is scheduled to mature in April 2037. The term debt securitization is expected to be approximately 100% funded at close. The proceeds from the debt will be used to repay a portion of PSSL's $325 million secured credit facility.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2025	September 30, 2024
Total investments	$1,060,161	$913,281
Weighted average cost yield on income producing investments	10.5%	11.4%
Number of portfolio companies in PSSL	118	109
Largest portfolio company investment	$21,167	$21,274
Total of five largest portfolio company investments	$98,701	$97,292

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

Below is a listing of PSSL’s individual investments as of March 31, 2025 (Par and $ in thousands):

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,548.7%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	9.07%	SOFR+475	2,888	$2,846	$2,888
ACP Avenu Buyer, LLC	10/2/2029	Business Services	9.56%	SOFR+525	9,875	9,735	9,603
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	9.81%	SOFR+550	18,667	18,375	18,854
Ad.net Acquisition, LLC	5/7/2026	Media	10.56%	SOFR+626	8,663	8,630	8,663
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	10.42%	SOFR+610	12,970	12,787	10,376
			(PIK 7.92%)
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.20%	SOFR+590	4,576	4,498	4,576
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.20%	SOFR+590	4,500	4,468	4,500
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.20%	SOFR+590	11,098	11,024	11,098
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	9.30%	SOFR+500	5,985	5,976	5,955
Archer Lewis, LLC	8/28/2029	Commercial Services & Supplies	10.06%	SOFR+575	9,950	9,863	9,950
ARGANO, LLC	9/13/2029	Business Services	10.07%	SOFR+575	9,950	9,863	9,831
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.80%	SOFR+550	12,812	12,649	12,684
Best Practice Associates, LLC	11/8/2029	Aerospace and Defense	11.05%	SOFR+675	9,975	9,898	9,850
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.05%	SOFR+575	4,875	4,812	4,741
Big Top Holdings, LLC	2/28/2030	Business Services	10.05%	SOFR+575	14,749	14,520	14,749
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	10.82%	SOFR+650	8,843	8,764	8,754
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	9.70%	SOFR+540	14,895	14,734	14,634
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.31%	SOFR+600	8,651	8,639	8,608
Burgess Point Purchaser Corporation	7/25/2029	Automotive	9.65%	SOFR+535	440	416	390
By Light Professional IT Services, LLC	11/16/2026	High Tech Industries	10.79%	SOFR+647	12,781	12,777	12,781
C5MI Holdco, LLC	7/31/2029	IT Services	10.30%	SOFR+600	14,925	14,729	14,925
Carisk Buyer, Inc - Amendment No.1 Term Loan	12/1/2029	Healthcare Technology	9.55%	SOFR+525	9,975	9,908	9,875
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	9.82%	SOFR+550	15,167	14,963	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.05%	SOFR+575	9,490	9,395	9,490
Case Works, LLC	10/1/2029	Professional Services	9.55%	SOFR+525	14,963	14,849	14,873
CF512, Inc.	8/20/2026	Media	10.51%	SOFR+619	6,516	6,468	6,419
Commercial Fire Protection Holdings, LLC	9/23/2030	Commercial Services & Supplies	9.05%	SOFR+475	14,925	14,829	14,813
Confluent Health, LLC	11/30/2028	Healthcare and Pharmaceuticals	8.44%	SOFR+400	6,673	6,493	6,272
CJX Borrower, LLC	7/13/2027	Media	10.05%	SOFR+561	3,755	3,721	3,755
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.69%	SOFR+536	2,057	2,043	2,042
Dr. Squatch, LLC	8/31/2027	Personal Products	9.65%	SOFR+535	14,487	14,342	14,487
DRI Holding Inc.	12/21/2028	Media	9.67%	SOFR+535	2,587	2,424	2,563
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	9.58%	SOFR+525	4,650	4,647	4,641
Duggal Acquisition, LLC	9/30/2030	Marketing Services	9.05%	SOFR+475	4,975	4,931	4,950
Dynata, LLC - First Out Term Loan (5)	7/17/2028	Diversified Consumer Services	9.58%	SOFR+526	1,354	1,269	1,347
Dynata, LLC - Last Out Term Loan	10/16/2028	Diversified Consumer Services	10.08%	SOFR+576	8,397	8,397	7,762
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.05%	SOFR+575	8,820	8,730	8,820
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	9.80%	SOFR+550	5,970	5,935	5,970
Exigo Intermediate II, LLC	3/15/2027	Software	10.67%	SOFR+635	12,481	12,378	12,481
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	10.81%	SOFR+650	12,187	11,993	12,187
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.06%	SOFR+575	9,045	8,920	9,045
Fairbanks Morse Defense	6/23/2028	Aerospace and Defense	8.80%	SOFR+450	10,041	10,004	9,976
GGG MIDCO, LLC	9/27/2030	Diversified Consumer Services	9.31%	SOFR+500	9,950	9,864	9,851
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	9.92%	SOFR+560	3,514	3,511	3,374
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.92%	SOFR+560	3,704	3,674	3,639
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.90%	SOFR+560	2,153	2,136	2,143
Harris & Co. LLC	8/9/2030	Professional Services	9.32%	SOFR+500	19,900	19,747	19,900
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.72%	SOFR+550	3,672	3,634	3,672
Hills Distribution, Inc	11/8/2029	Business Services	10.32%	SOFR+600	8,912	8,800	8,823
HW Holdco, LLC	5/10/2026	Media	10.23%	SOFR+590	3,441	3,421	3,441
Imagine Acquisitionco, LLC	11/15/2027	Software	9.42%	SOFR+510	9,107	8,994	9,084
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	9.80%	SOFR+550	5,998	5,912	5,998
Inovex Information Systems Incorporated			9.55%	SOFR+525	8,184	8,126	8,123
Integrative Nutrition, LLC(4)	1/31/2025	Diversified Consumer Services	—	—	11,922	11,633	4,173
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	11.94%	SOFR+761	8,122	8,099	8,122
ITI Holdings, Inc.	3/3/2028	IT Services	9.94%	SOFR+565	3,880	3,841	3,880
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.45%	SOFR+615	13,492	13,321	12,851
Lash OpCo, LLC	2/18/2027	Personal Products	12.14%	SOFR+785	15,118	14,971	14,816
			(PIK 5.10%)
LAV Gear Holdings, Inc. (4)(5)	10/31/2025	Capital Equipment	—	—	15,789	15,466	11,732
LAV Gear Holdings, Inc. - Incremental Term Loan	10/31/2025	Capital Equipment	10.00%	—	424	394	530
Lightspeed Buyer Inc.	2/3/2027	Healthcare Providers and Services	9.05%	SOFR+475	11,301	11,250	11,301
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	9.07%	SOFR+475	2,546	2,507	2,546
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	10.30%	SOFR+600	7,372	7,269	7,372
Lucky Bucks, LLC - First-Out Term Loan (5)	10/2/2028	Hotel, Gaming and Leisure	11.97%	SOFR+765	258	258	258

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	11.97%	SOFR+765	520	520	520
MAG DS Corp	4/1/2027	Aerospace and Defense	9.90%	SOFR+560	2,205	2,145	2,051
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	11.30%	SOFR+701	357	357	322
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.30%	SOFR+801	466	466	236
			(PIK 6.25%)
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.55%	SOFR+726	1,719	1,719	468
			(PIK 5.50%)
Marketplace Events Acquisitions, LLC	12/19/2030	Media	9.47%	SOFR+525	17,000	16,846	16,830
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.18%	SOFR+585	8,287	8,216	8,287
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	9.31%	SOFR+500	6,284	6,204	6,189
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.95%	SOFR+565	2,336	2,311	2,300
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.55%	SOFR+625	19,102	18,848	19,198
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.80%	SOFR+550	15,593	15,392	13,899
MOREGroup Holdings, Inc	1/16/2030	Business Services	9.55%	SOFR+525	13,001	12,841	13,001
Municipal Emergency Services, Inc.	10/1/2027	Distributors	9.45%	SOFR+515	3,378	3,344	3,378
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	9.92%	SOFR+585	10,548	10,475	10,548
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.65%	SOFR+635	21,167	20,839	21,167
Omnia Exterior Solutions, LLC - Second Amendment Term Loan	12/29/2029	Healthcare Providers and Services	9.55%	SOFR+525	12,936	12,838	12,839
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.69%	SOFR+636	15,598	15,433	15,598
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	13.70%	SOFR+940	2,200	2,187	1,947
			(PIK 7.50%)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.05%	SOFR+575	9,950	9,815	9,801
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	12.86%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	11.11%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	9.67%	SOFR+535	3,890	3,846	3,832
Pacific Purchaser, LLC	10/2/2028	Business Services	10.53%	SOFR+625	11,878	11,705	11,925
PAR Excellence Holdings, Inc	9/3/2030	Healthcare Technology	9.17%	SOFR+500	10,988	10,885	10,878
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.05%	SOFR+575	3,852	3,803	3,871
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.50%	SOFR+725	8,071	8,002	5,649
			(PIK 4.00%)
Pragmatic Institute, LLC	7/6/2028	Education	9.80%	SOFR+550	4,018	4,018	4,018
Rancho Health MSO, Inc.	6/20/2029	Healthcare Providers and Services	9.56%	SOFR+525	18,908	18,841	18,908
Recteq, LLC	1/29/2026	Leisure Products	11.45%	SOFR+715	4,800	4,783	4,776
Ro Health, LLC	1/17/2031	Healthcare Providers and Services	9.30%	SOFR+500	11,300	11,220	11,187
RRA Corporate, LLC	8/15/2029	Diversified Consumer Services	9.54%	SOFR+525	4,975	4,933	4,850
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.05%	SOFR+575	9,925	9,798	9,701
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.03%	SOFR+575	4,314	4,250	4,227
S101 Acquisition, Inc	12/29/2026	Government Services	9.96%	SOFR+565	5,642	5,594	5,642
Sabel Systems Technology Solutions, LLC	10/31/2030	Construction and Building	10.55%	SOFR+625	5,985	5,932	5,985
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.30%	SOFR+500	9,919	9,790	9,918
Sales Benchmark Index LLC	7/7/2026	Professional Services	10.50%	SOFR+620	9,241	9,220	9,241
Sath Industries, LLC	12/17/2029	Event Services	10.08%	SOFR+575	10,358	10,259	10,254
Schlesinger Global, Inc.	7/14/2025	Business Services	12.92%	SOFR+860	12,759	12,758	12,120
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.45%	SOFR+615	4,875	4,822	4,595
Sigma Defense Systems, LLC	12/20/2027	Aerospace and Defense	11.20%	SOFR+690	18,453	18,238	18,452
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.40%	SOFR+600	12,046	12,033	10,661
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	11.44%	SOFR+715	4,582	4,575	4,568
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	9.45%	SOFR+515	4,050	4,004	4,050
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	8.55%	SOFR+425	1,768	1,700	1,459
SV-Aero Holdings, LLC	11/1/2030	Aerospace and Defense	9.55%	SOFR+525	14,906	14,840	14,906
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	9.28%	SOFR+500	14,513	14,397	14,570
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/3/2029	Air Freight and Logistics	12.67%	SOFR+835	1,888	1,790	1,869
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/3/2029	Air Freight and Logistics	11.92%	SOFR+760	4,383	2,430	2,192
			(PIK 6.50%)
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	10.80%	SOFR+650	19,528	19,247	19,527
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.44%	SOFR+515	341	332	331
Teneo Holdings, LLC	3/13/2031	Business Services	9.07%	SOFR+475	5,445	5,392	5,445
The Bluebird Group LLC	7/27/2026	Professional Services	10.95%	SOFR+665	8,488	8,418	8,488
The Vertex Companies, LLC	8/31/2028	Construction and Engineering	9.42%	SOFR+510	17,572	17,361	17,449

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.21%	SOFR+590	16,439	16,365	16,438
Transgo, LLC	12/29/2028	Automotive	10.07%	SOFR+575	17,340	17,120	17,426
Tyto Athene, LLC	4/1/2028	IT Services	9.21%	SOFR+490	14,670	14,593	14,494
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	9.80%	SOFR+550	6,788	6,730	6,775
VRS Buyer, Inc	11/22/2030	Road and Rail	9.08%	SOFR+475	6,454	6,409	6,406
Walker Edison Furniture Company LLC (4)(5)	3/1/2029	Wholesale	—	—	5,964	5,069	—
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(5)	3/1/2029	Wholesale	—	—	1,667	1,667	1,150
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	10.30%	SOFR+600	12,128	11,962	12,079
Zips Car Wash, LLC(4)	3/31/2028	Automobiles	—	—	16,298	15,874	12,672
Zips Car Wash, LLC - DIP (5)	10/31/2025	Automobiles	11.70%	SOFR+740	748	748	748
Total First Lien Secured Debt						$1,082,507	$1,055,621
Equity Securities - 7.6%
48Forty Intermediate Holdings, Inc.	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	2,031	2,561
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	589
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,390
Pragmatic Holdco, Inc.	—	Education	—	—	134.0	—	—
Walker Edison Furniture	—	Wholesale	—	—	36,458	3,393	—
Total Equity Securities						$8,498	$4,540
Total Investments - 1,555.50%						$1,091,005	$1,060,161
Cash and Cash Equivalents - 71.3%
BlackRock Federal FD Institutional 30			4.22%			7,200	7,200
Blackrock Liquidity Fed Fund Inst			4.24%			18,670	18,670
JP Morgan USD Liquidity Inst			4.24%			9,225	9,225
JP Morgan US Government Fund			4.16%			8,482	8,482
Non-Money Market Cash						5,047	5,047
Total Cash and Cash Equivalents						48,624	48,624
Total Investments and Cash Equivalents —1,971.0%						$1,139,629	$1,108,785
Liabilities in Excess of Other Assets — (1,871.0)%							(1,040,625)
Members' Equity—100.0%							$68,160

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
(6)
All investments are in U.S. companies unless noted otherwise.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

Below is a listing of PSSL’s individual investments as of September 30, 2024 (Par and $ in thousands):

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,404.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	SOFR+610	2,903	$2,855	$2,903
ACP Avenu Buyer, LLC	10/2/2029	Business Services	10.58%	SOFR+525	9,925	9,771	9,602
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.83%	SOFR+550	18,762	18,434	18,837
Ad.net Acquisition, LLC	5/7/2026	Media	11.28%	SOFR+626	8,708	8,658	8,708
Aeronix, Inc	12/18/2028	Aerospace and Defense	9.85%	SOFR+525	15,880	15,665	15,880
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.30%	SOFR+610	12,722	12,481	12,213
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,717	4,613	4,717
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,625	4,584	4,625
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	SOFR+590	11,155	11,058	10,988
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.56%	SOFR+625	11,115	10,967	11,059
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.85%	SOFR+525	9,975	9,836	9,825
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.35%	SOFR+575	4,900	4,828	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	11.18%	SOFR+625	15,423	15,167	15,423
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.70%	SOFR+650	8,888	8,797	8,776
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.00%	SOFR+640	14,974	14,779	14,718
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	SOFR+600	5,546	5,523	5,435
Broder Bros., Co.	12/4/2025	Consumer Products	10.97%	SOFR+611	2,274	2,274	2,274
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.20%	SOFR+535	442	417	416
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.18%	SOFR+698	13,084	13,059	13,084
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.60%	SOFR+550	15,243	15,025	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.35%	SOFR+575	9,539	9,431	9,539
CF512, Inc.	8/20/2026	Media	11.21%	SOFR+619	6,751	6,682	6,649
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.96%	SOFR+400	6,708	6,506	6,540
Connatix Buyer, Inc.	7/13/2027	Media	10.53%	SOFR+561	3,775	3,734	3,775
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.71%	SOFR+586	2,068	2,051	2,052
Dr. Squatch, LLC	8/31/2027	Personal Products	9.95%	SOFR+535	14,562	14,398	14,562
DRI Holding Inc.	12/21/2028	Media	10.20%	SOFR+535	2,600	2,420	2,509
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.20%	SOFR+635	13,805	13,788	13,694
Dynata, LLC - First Out Term Loan (6)	7/15/2028	Diversified Consumer Services	10.38%	SOFR+526	1,360	1,264	1,358
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.88%	SOFR+576	8,439	8,439	7,769
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	8.85%	SOFR+400	4,963	4,894	4,973
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.35%	SOFR+575	8,865	8,763	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.20%	SOFR+635	12,546	12,418	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.56%	SOFR+650	12,249	12,032	12,249
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.60%	SOFR+575	9,268	9,132	9,176
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.65%	SOFR+450	10,117	10,071	10,128
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.43%	SOFR+615	3,696	3,689	3,511
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.45%	SOFR+560	3,723	3,686	3,685
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	SOFR+560	2,153	2,131	2,110
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,691	3,648	3,665
Hills Distribution, Inc	11/8/2029	Business Services	11.11%	SOFR+600	8,957	8,835	8,868
HW Holdco, LLC	5/10/2026	Media	11.18%	SOFR+590	3,486	3,475	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	10.20%	SOFR+510	9,154	9,018	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.45%	SOFR+685	6,029	5,932	6,089
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,287	11,274	9,707
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.46%	SOFR+761	8,164	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+565	3,900	3,855	3,900
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	SOFR+615	13,492	13,289	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.94%	SOFR+785	14,731	14,539	14,584
			(PIK 5.10%)
LAV Gear Holdings, Inc. (6)	10/31/2025	Capital Equipment	11.42%	SOFR+643	12,125	12,102	11,907
LAV Gear Holdings, Inc. - Term Loan Incremental	10/31/2025	Capital Equipment	11.64%	SOFR+640	2,861	2,856	2,810
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.15%	SOFR+535	11,330	11,258	11,330
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	10.48%	SOFR+525	2,559	2,516	2,559
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	11.10%	SOFR+650	7,407	7,288	7,296
Lucky Bucks, LLC - First-Out Term Loan (6)	10/2/2028	Hotel, Gaming and Leisure	12.77%	SOFR+765	259	259	259
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.77%	SOFR+765	518	518	518
MAG DS Corp	4/1/2027	Aerospace and Defense	10.20%	SOFR+550	2,218	2,143	2,085
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	12.13%	SOFR+701	357	357	337
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.38%	SOFR+801	452	452	310
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.63%	SOFR+726	1,675	1,675	490
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	9/30/2025	Media: Diversified and Production	10.38%	SOFR+540	1,845	1,845	1,845
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	—	—	564	—	—
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	07/27/26	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	08/31/27	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/28	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	06/16/25	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	04/01/28	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	06/15/26	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	03/01/29	Wholesale	—	—	5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	03/01/29	Wholesale	—	—	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	03/01/29	Wholesale	—	—	83	—	(76)
Watchtower Buyer, LLC	12/03/29	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	02/27/27	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/24	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)
Total First Lien Secured Debt						$920,485	$906,532

Equity Securities - 10.5%
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	2,031	2,031
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	904
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	2,710
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,104
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36,458	3,393	—
Total Equity Securities						8,498	6,749

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
Total Investments - 1,415.0%						$928,983	$913,281
Cash and Cash Equivalents - 106.0%
BlackRock Federal FD Institutional 30			5.03%			68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0%						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)%							(917,163)
Members' Equity—100.0%							$64,547

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
(7)
All investments are in U.S. companies unless noted otherwise.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL ($ in thousands):

	March 31, 2025
	(Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,091,005 and $928,983, respectively)	$1,060,161	$913,281
Cash and cash equivalents (cost—$48,624 and $68,429, respectively)	48,624	68,429
Interest receivable	4,486	4,722
Due from affiliate	46	48
Prepaid expenses and other assets	2,822	1,642
Total assets	1,116,139	988,122
Liabilities
Credit facility payable	271,100	146,100
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,159	243,934
2036 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,515	244,372
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset-backed debt	8,751	9,281
Payable for investments purchased	—	86
Interest payable on notes to members	6,585	7,315
Accrued expenses	1,177	822
Due to affiliate	92	65
Total liabilities	1,047,979	923,575
Commitments and contingencies(1)
Members' equity	68,160	64,547
Total liabilities and members' equity	$1,116,139	$988,122

(1)
As of March 31, 2025 and September 30, 2024, PSSL had unfunded commitments to fund investments of zero and $0.6 million, respectively.

Below are the Consolidated Statements of Operations for PSSL ($ in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Investment income:
Interest	$27,350	$26,916	$56,776	$52,964
Other income	205	388	788	565
Total investment income	27,555	27,304	57,564	53,529
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	13,731	13,784	27,816	27,181
Interest expense on notes to members	8,393	8,095	17,247	16,316
Administration fees	717	577	1,385	1,135
General and administrative expenses	414	231	906	493
Total expenses	23,255	22,687	47,354	45,125
Net investment income	4,300	4,617	10,210	8,404
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(7,788)	(90)	(6,455)	(6,510)
Net change in unrealized appreciation (depreciation) on investments	(4,252)	847	(15,142)	8,905
Net realized and unrealized gain (loss) on investments	(12,040)	757	(21,597)	2,395
Net increase (decrease) in members' equity resulting from operations	$(7,740)	$5,374	$(11,387)	$10,799

(1) No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Consolidated Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, including our 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes, our 2031 Asset-Backed Debt, our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, our 2037 Asset-Backed Debt, and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

The remainder of our investment portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, discounted for lack of marketability and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at March 31, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$112,768	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,948,508	Market Comparable	Market yield	8.5% - 21.1% (10.2%)
First lien	29,218	Enterprise Market Value	EBITDA multiple	6.0x - 10.5x (8.4x)
First lien	9,679	Enterprise Market Value	Revenue multiple	0.3x - 1.0.x (0.6x)
Subordinated debt	3,880	Market Comparable	Market yield	6.3% - 23.2% (20.7%)
Subordinated debt	504	Enterprise Market Value	EBITDA multiple	14.5x
Equity	171,231	Enterprise Market Value	EBITDA multiple	1.5x - 16.3x (11.3x)
Total Level 3 investments	$2,275,788
Long-Term Credit Facility	$273,790	Market Comparable	Market yield	5.8%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$132,197	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,589,437	Market Comparable	Market Yield	7.9% - 21.1% (9.1%)
First lien	25,063	Enterprise Market Value	EBITDA multiple	0.8x - 9.8x (3.4x)
Subordinated debt	2,688	Market Comparable	Market Yield	11.8% - 16.5% (14.0%)
Subordinated debt	4	Enterprise Market Value	EBITDA multiple	5x
Equity	168,450	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (11.0x)
Total Level 3 investments	$1,917,839
Long-Term Credit Facility	$443,880	Market Comparable	Market Yield	5.4%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, 2026 Notes, 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt, and 2037 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at March 31, 2025
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$2,100,173	$—	$—	$2,100,173	$—
Subordinate debt	4,384	—	—	4,384	—
Equity	239,495	—	—	171,231	68,264
Total investments	2,344,052	—	—	2,275,788	68,264
Cash and cash equivalents	111,358	111,358	—	—	—
Total investments and cash and cash equivalents	$2,455,410	$111,358	$—	$2,275,788	$68,264
Long Term Credit Facility payable	$273,790	$—	$—	$273,790	$—
2026 Notes payable(2)	184,220	—	184,220	—	—
2036 Asset-Backed Debt(2)	284,357	—	—	284,357	—
2036-R Asset-Backed Debt(2)	265,300	—	—	265,300	—
2037 Asset-Backed Debt (2)	358,083	—	—	358,083	—
Total debt	$1,365,750	$—	$184,220	$1,181,530	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus have not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes, 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, and 2037 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

	Fair Value at September 30, 2024
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,746,697	$—	$—	$1,746,697	$—
Second lien	2,692	—	—	2,692	—
Equity	234,115	—	—	168,450	65,665
Total investments	1,983,504	—	—	1,917,839	65,665
Cash and cash equivalents	112,050	112,050	—	—	—
Total investments and cash and cash equivalents	$2,095,554	$112,050	$—	$1,917,839	$65,665
Long Term Credit Facility payable	$443,880	$—	$—	$443,880	$—
2026 Notes payable(2)	183,832	—	183,832	—	—
2036 Asset-Backed Debt(2)	284,086	—	—	284,086	—
2036-R Asset-Backed Debt(2)	265,235	—	—	265,235	—
Total debt	$1,177,033	$—	$183,832	$993,201	$—

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

($ in thousands):

	Six Months Ended March 31, 2025
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,746,697	$171,142	$1,917,839
Net realized gain (loss)	879	22,318	23,197
Net change in unrealized appreciation (depreciation)	(18,852)	(11,597)	(30,449)
Purchases, PIK interest, net discount accretion and non-cash exchanges	870,397	18,472	888,869
Sales, repayments and non-cash exchanges	(498,948)	(24,720)	(523,668)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$2,100,173	$175,615	$2,275,788
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(14,454)	$7,798	$(6,656)

	Six Months Ended March 31, 2024
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$906,166	$100,782	$1,006,948
Net realized gain (loss)	(4,920)	5,841	921
Net change in unrealized appreciation (depreciation)	6,393	4,924	11,317
Purchases, PIK interest, net discount accretion and non-cash exchanges	617,010	30,293	647,303
Sales, repayments and non-cash exchanges	(206,608)	(44,815)	(251,423)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,318,041	$97,025	$1,415,066
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(340)	$7,492	$7,152

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Six months ended March 31,
Long-Term Credit Facility and 2023 Notes	2025	2024
Beginning balance (cost – $443,855 and $85,619, respectively)	$443,880	$85,619
Net change in unrealized (depreciation) appreciation included in earnings	(91)	23
Borrowings	235,001	331,455
Repayments	(405,000)	(248,219)
Ending balance (cost – $273,855 and $168,855 respectively)	$273,790	$168,878

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

As of March 31, 2025, we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S. dollar borrowings as of March 31, 2025 (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	1,390	4/1/2025	65

As of September 30, 2024 we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S dollar borrowings (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,481	10/1/2024	(26)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $0.4 million of expenses relating to amendment costs on the Credit Facility for the three and six months ended March 31, 2025 and did not incur any expenses relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, and the 2037 Asset-Backed Debt.

For the three and six months ended March 31, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $0.1 million, respectively. For the three and six months ended March 31, 2024, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and ($0.1) million, respectively. As of March 31, 2025 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately $0.1 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2025 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC**	$57,107	$4,214	$(36,984)	$(24,337)	$—	$5,062	$306	$22,811
PennantPark Senior Secured Loan Fund I LLC *	294,128	21,875	—	(18,713)	297,290	15,091	8,750	—
Total Controlled Affiliates	$351,235	$26,089	$(36,984)	$(43,050)	$297,290	$20,153	$9,056	$22,811

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

** Marketplace was sold during the Q1 2025 quarter.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator for net increase in net assets resulting from operations	$1,225	$31,111	$29,553	$53,579
Denominator for basic and diluted weighted average shares	90,086,785	61,151,898	85,828,775	59,936,696
Basic and diluted net increase in net assets per share resulting from operations	$0.01	$0.51	$0.34	$0.89

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2025, cash and cash equivalents consisted of money market funds and non-money market fund the amount of $39.8 million and $71.5 million. As of September 30, 2024, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $22.2 million and $89.8 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Six Months Ended March 31,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$11.31	$11.13
Net investment income (1)	0.64	0.64
Net change in realized and unrealized gain (loss) (1)	(0.30)	0.25
Net increase (decrease) in net assets resulting from operations (1)	0.34	0.89
Distributions to stockholders (1), (2)	(0.62)	(0.62)
Accretive effect of common stock issuance	0.04	—
Net asset value, end of period	$11.07	$11.40
Per share market value, end of period	$11.19	$11.38
Total return *(3)	2.20%	12.76%
Shares outstanding at end of period	96,417,896	63,228,138
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	5.88%	5.97%
Ratio of debt related expenses to average net assets** (5)	9.26%	7.00%
Ratio of total expenses to average net assets** (5)	15.14%	12.97%
Ratio of net investment income to average net assets** (5)	11.34%	11.42%
Net assets at end of period	$1,067,131	$720,711
Weighted average debt outstanding	$1,330,975	$667,111
Weighted average debt per share (1)	$15.51	$11.13
Asset coverage per unit (6)	$1,777	$1,825
Portfolio turnover rate*	21.14%	17.58%

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

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2025 and 2024, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.8% and 7.1%, respectively.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2025 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 178% and 174%, respectively.

Credit Facility

Funding I’s multi-currency Credit Facility with affiliates of Truist Bank, or the Lenders, was upsized during the quarter ended December 31, 2024 to $736.0 million (increased from $636 million in December 2024). As of March 31, 2025, the Credit Facility has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2029 and a revolving period that ends in August 2027. As of March 31, 2025 and September 30, 2024, Funding I had $273.9 million and $443.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 6.6% and 7.5%, exclusive of the fee on undrawn commitments as of March 31, 2025 and September 30, 2024, respectively. As of March 31, 2025 and September 30, 2024, we had $462.1 million and $192.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC.

During the revolving period, the Credit Facility bears interest at SOFR (or an alternative risk-free floating interest rate index) plus 225 basis points and, after the revolving period, the rate will reset to Base Rate (or an alternative risk-free floating interest rate index) plus 250 basis points for the remaining two years, maturing in August 2029. In April 2025, the credit facility was amended and the Company SOFR rate decreased to 200 basis points. The Credit Facility is secured by all of the assets of Funding I. Both, we and Funding I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

In April 2025, PennantPark Floating Rate Capital Ltd. amended its credit facility agreement led by Truist Bank. As part of the amendment, PennantPark Floating Rate Capital Ltd. decreased pricing to SOFR plus 200 basis points from SOFR plus 225 basis points, extended the reinvestment period one year to August 2028, extended the maturity date one year to August 2030, and increased the maximum first lien advance rate to 72.5% from 70.0%. As part of this amendment, commitments decreased from $736 million to $718 million.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2025, we were in compliance with the covenants relating to the Credit Facility.

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

On July 25, 2024, the Company closed the refinancing of the 2031Asset-Backed Debt and upsize of a four-year reinvestment period, twelve-year final maturity $351.0 million debt securitization in the form of a collateralized loan obligation (the “2036-R Asset-Backed Debt”). The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the Issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by the Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, dated the closing date, by and among the Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The Replacement Debt matures in July 2036. The Replacement Debt was 100% funded at closing.

The obligations of the Issuers under the replacement are non-recourse to the Company. The Company will retain the Class D-R Notes and the Subordinated Notes through a consolidated subsidiary. As of March 31, 2025 and September 30, 2024, the Company had $266.0 million, respectively, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.2% and 7.2%, respectively. As of March 31, 2025 and September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.7 million and $0.8 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

march 31, 2025

(Unaudited)

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of March 31, 2025 and September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 8.1%, respectively. As of March 31, 2025 and September 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $2.6 million and $2.9 million, respectively.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

2037 Asset-Backed Debt

In February 2025, the Company completed the 2037 Debt Securitization. The 2037 Notes were issued by the 2037 Securitization Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the 2037 Securitization Issuer. The transaction was executed through (A) a private placement of $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 1.49% (the “2037 Class A-1 Notes”), (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60% (the “2037 Class A-2 Notes”), (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75% (the “2037 Class B Notes”), (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20% (the “2037 Class C Notes”), (v) $28.5 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 3.60%, (the “2037 Class D Notes” and, collectively with the 2037 Class A-2 Notes, the 2037 Class B Notes and the 2037 Class D Notes, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (the “2037 Subordinated Notes” and, together with the 2037 Secured Notes, the “2037 Notes”) and (B) the borrowing by the 2037 Securitization Issuer of $10.0 million under AAA(sf) Class A-1L-A floating rate loans (the “2037 Class A-1L-A Loans”) and $45.0 million under AAA(sf) Class A-1L-B floating rate loans (the “2037 Class A-1L-B Loans” and, together with the Class A-1L-A Loans, the “2037 Asset-Backed Loans,” and collectively with the 2037 Secured Notes and 2037 Subordinated Notes, the “2037 Asset-Backed Debt”), which bear interest at three-month SOFR plus 1.49%. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037.

The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation. The Company will continue to retain the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Asset-Backed Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029. As of March 31, 2025 and September 30, 2024, the Company had $361.0 million and zero of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.9% and zero, respectively. As of March 31, 2025 and September 30, 2024, the unamortized fees on the 2037 Asset-Backed Debt were $2.9 million and zero, respectively.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2025 and September 30, 2024, we had $596.3 million and $632.2 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $65.7 million and zero to PSSL as of March 31, 2025 and September 30, 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital, Ltd. and its subsidiaries (the Company), including the consolidated schedule of investments, as of March 31, 2025, the related consolidated statements of operations and changes in net assets for the three and six month periods ended March 31, 2025 and 2024, and cash flows for the six month periods ended March 31, 2025 and 2024, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 25, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 12, 2025

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and its Subsidiaries for the periods ended March 31, 2025 and 2024, as indicated in our report dated May 12, 2025; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, is incorporated by reference in Registration Statement No.333-279726 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

May 12, 2025

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

•
U.S. trade policy developments,tariffs and other trade restrictions;

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

Overview

PennantPark Floating Rate Capital Ltd. (the "Company," "we," "our" or "us") is a business development company ("BDC") whose objectives are to generate both current income and capital appreciation while seeking to preserve capital by investing primarily in floating rate loans and other investments made to U.S. middle-market companies.

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

Organization and Structure of PennantPark Floating Rate Capital Ltd.

The Company, a Maryland corporation organized in October 2010, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for federal income tax purposes we elected to be treated, and intend to qualify annually, as a RIC under the Code.

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of March 31, 2025, our portfolio totaled $2,344.1 million, and consisted of $2,100.2 million of first lien secured debt (including $237.7 million in PSSL), $4.4 million of subordinated debt and $239.5 million of preferred and common equity (including $59.6 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of March 31, 2025, we had four portfolio companies on non-accrual, representing 2.2% and 1.2% of our overall portfolio on a cost and fair value basis, respectively. As of March 31, 2025, the portfolio had net unrealized depreciation of $61.2 million. Our overall portfolio consisted of 159 companies with an average investment size of $14.7 million and had a weighted average yield on debt investments of 10.5%, and was invested 90% in first lien secured debt (including 10% in PSSL), less than 1% in second lien and subordinate debt and 10% in preferred and common equity (including 3% in PSSL). As of March 31, 2025, approximately 100% of the investments held by PSSL were first lien secured debt.

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

For the three months ended March 31, 2025, we invested $293.3 million in three new and 54 existing portfolio companies at a weighted average yield on debt investments of 9.9%. For the three months ended March 31, 2025, sales and repayments of investments totaled $122.4 million, including $52.9 million of sales to PSSL. For the six months ended March 31, 2025, we invested $900.2 million in 14 new and 96 existing portfolio companies at a weighted average yield on debt investments of 10.2%. For the six months ended March 31, 2025, sales and repayments of investments totaled $523.7 million, including $240.6 million of sales to PSSL.

For the three months ended March 31, 2024, we invested $338.3 million in 11 new and 48 existing portfolio companies at a weighted average yield on debt investments of 11.6%. For the three months ended March 31, 2024, sales and repayments of investments totaled $144.8 million, including $77.2 million of sales to PSSL. For the six months ended March 31, 2024, we invested $640.9 million in 24 new and 64 existing portfolio companies at a weighted average yield on debt investments of 11.8%. For the six months ended March 31, 2024, sales and repayments of investments totaled $248.7 million, including $139.9 million of sales to PSSL.

PennantPark Senior Secured Loan Fund I LLC

As of March 31, 2025, PSSL’s portfolio totaled $1,060.2 million and consisted of 118 companies with an average investment size of $9.0 million and at a weighted average yield on debt investments of 10.5%. As of September 30, 2024, PSSL’s portfolio totaled $913.3 million, consisted of 109 companies with an average investment size of $8.4 million and at a weighted average yield on debt investments of 11.4%.

For the three months ended March 31, 2025, PSSL invested $60.0 million (including $52.9 million purchased from the Company) in four new and five existing portfolio companies at a weighted average yield on debt investments of 9.8%. Sales and repayments of investments for the three months ended March 31, 2025 totaled $36.8 million. For the six months ended March 31, 2025, PSSL invested $284.9 million (including $240.6 million purchased from the Company) in 21 new and 12 existing portfolio companies at a weighted average yield on debt investments of 10.2%. PSSL's sales and repayments for the same period totaled $123.4 million.

For the three months ended March 31, 2024, PSSL invested $80.1 million (including $77.2 million purchased from the Company) in six new and four existing portfolio companies at a weighted average yield on debt investments of 11.6%. For the three months ended March 31, 2024, sales and repayments of investments totaled $49.5. million For the six months ended March 31, 2024, PSSL invested $155.9 million (including $139.9 million from the Company) in 10 new and 11 existing portfolio companies at a weighted average yield on debt investments of 11.9%. Sales and repayments of investments for the six months ended March 31, 2024, totaled $77.2 million.

At-the-Market Offering

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500 million under an at-the-market offering program (the "2024 ATM Program"). The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and six months ended March 31, 2025 we issued 11,562,000 shares and 18,838,000 shares of our common stock through the 2024 ATM Program, respectively at an average price of $11.34 per share and $11.35 per share raising $131.0 million and $213.2 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2024, we issued 4,493,436 shares of common stock through the 2022 ATM Program at an average price of $11.35 per share, raising $51.0 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2025, in connection with the share issuance, we incurred $0.2 million and $0.2 million of deferred offering costs incurred related to establishing the 2024 ATM Program to additional paid in capital, respectively. During the three and six months ended March 31, 2024, we incurred $0.6 million of deferred offering costs related to establishing the 2022 ATM Program to additional paid in capital, respectively.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt, and our Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2031 Asset-Backed Debt, our 2036 Asset-Backed Debt, our 2036-R Asset-Backed Debt, our 2037 Asset-Backed Debt, and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $0.4 million of expenses relating to amendment costs on the Credit Facility during the three and six months ended March 31, 2025 and did not incur any expenses relating to amendment costs on the Credit Facility during the three and six months ended, March 31, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, the 2031 Asset-Backed Debt, the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt, and the 2037 Asset-Backed Debt.

For the three and six months ended March 31, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $0.1 million, respectively . For the three and six months ended March 31, 2024, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $(0.1) million, respectively. As of March 31, 2025 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately $0.1 million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off during in December 2023.

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

For the three and six months ended March 31, 2025, we recorded a provision for taxes on net investment income of $0.2 million and $0.5 million, respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2024, we recorded a provision for taxes on net investment income of $0.5 million and $0.7 million, respectively, pertaining to federal excise tax.

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

For the three and six months ended March 31, 2025, the Company recorded a provision for taxes of $0.5 million and $1.1 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2024, the Company recorded a provision for taxes of $0.2 million and $0.2 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of March 31, 2025, and September 30, 2024, $0.6 million and $1.7 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2025, the Company recorded a provision for taxes of less than $(0.1) million and $(0.1) million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2024, the Company did not record a provision for taxes relating to realized gain on investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2025, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2024, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2025 and 2024.

Investment Income

For the three and six months ended March 31, 2025, investment income was $61.9 million and $128.9 million, respectively, which was attributable to $56.2 million and $117.2 million from first lien secured debt and $5.7 million and $11.7 million from other investments, respectively. For the three and six months ended March 31, 2024, investment income was $44.4 million and $82.3 million, respectively, which was attributable to $39.0 million and $72.2 million from first lien secured debt and $5.4 million and $10.1 million from other investments, respectively. The increase in investment income for the three and six months ended March 31, 2025, was primarily due to the increase in the size of our debt portfolio.

Expenses

For the three and six months ended March 31, 2025, expenses totaled $36.9 million and $74.0 million, respectively and were comprised of: $22.5 million and $44.9 million of debt related interest and expenses, $5.6 million and $10.9 million of base management fees, $6.3 million and $13.8 million of performance-based incentive fees, and $1.9 million and $3.6 million of general and administrative expenses, $0.2 million and $0.5 million of taxes and $0.4 million and $0.4 million in Credit Facility amendment costs. For the three and six months ended March 31, 2024, expenses totaled $25.3 million and $43.8 million, respectively and were comprised of; $14.7 million and $23.6 million of debt related interest and expenses, $3.4 million and $6.4 million of base management fee, $4.8 million and $9.6 million of performance-based incentive fee, $1.8 million and $3.5 million of general and administrative expenses and $0.5 million and $0.7 million of taxes. The increase in expenses for the three and six months ended March 31, 2025, was primarily due to the increase in interest expense from increased borrowings and an increase in base management fee and incentive fee as a result of the increase in our investment portfolio.

Net Investment Income

For the three and six months ended March 31, 2025, net investment income totaled $25.0 million or $0.28 per share, and $55.0 million or $0.64 per share, respectively. For the three and six months ended March 31, 2024, net investment income totaled $19.1 million or $0.31 per share, and $38.5 million or $0.64 per share, respectively. The increase in net investment income for the three and six months ended March 31, 2025, was primarily due to an increase in investment income partially offset by an increase in expenses.

Net Realized Gains or Losses

For the three and six months ended March 31, 2025, net realized gains (losses) totaled $(3.5) million and $23.1 million, respectively. For the three and six months ended March 31, 2024, net realized gains (losses) totaled $4.0 million and $0.9 million, respectively. The change in net realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2025, we reported net change in unrealized appreciation (depreciation) on investments of $(20.8) million and $(49.7) million, respectively. For the three and six months ended March 31, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $7.7 million and $13.9 million, respectively. As of March 31, 2025 and September 30, 2024, our net unrealized appreciation (depreciation) on investments totaled $(61.2) million and $(11.4) million, respectively. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments and realization of investments.

For the three and six months ended March 31, 2025, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and $0.1 million, respectively. For the three and six months ended March 31, 2024, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $(0.1) million. As of March 31, 2025 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately $0.1 million and zero, respectively. The net change in net unrealized (appreciation) or depreciation was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and six months ended March 31, 2025, net increase (decrease) in net assets resulting from operations totaled $1.2 million or $0.01 per share and $29.6 million or $0.34 per share, respectively. For the three and six months ended March 31, 2024, net increase (decrease) in net assets resulting from operations totaled $31.1 million or $0.51 per share and $53.6 million, or $0.89 per share, respectively. The net increase or (decrease) from operations for the three and six months ended March 31, 2025, was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of March 31, 2025 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 178% and 174%, respectively.

For the six months ended March 31, 2025 and 2024, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.8% and 7.1%, respectively. As of March 31, 2025 and September 30, 2024, we had $462.1 million and $192.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

Funding I’s multi-currency Credit Facility with the Lenders was $736.0 million (increased from $636 million in December 2024) as of March 31, 2025 subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 225 basis points, a maturity date of August 2029 and a revolving period that ends in August 2027. As of March 31, 2025 and September 30, 2024, PennantPark Floating Rate Funding I, LLC, our wholly-owned subsidiary, borrowed $273.9 million and $443.9 million under the Credit Facility, respectively, and the weighted average interest rate, exclusive of the fee on undrawn commitments, was 6.6% and 7.5%, respectively, exclusive of the fee on undrawn commitments.

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

In April 2025, PennantPark Floating Rate Capital Ltd. amended its credit facility agreement led by Truist Bank. As part of the amendment, PennantPark Floating Rate Capital Ltd. decreased pricing to SOFR plus 200 basis points from SOFR plus 225 basis points, extended the reinvestment period one year to August 2028, extended the maturity date one year to August 2030, and increased the maximum first lien advance rate to 72.5% from 70.0%. As part of this amendment, commitments decreased from $736 million to $718 million.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of March 31, 2025, we were in compliance with the covenants relating to our Credit Facility.

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

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of March 31, 2025 and September 30, 2024, the Company had zero of 2031 Asset-Backed Debt outstanding.

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. As of March 31, 2025 and September 30, 2024, the Company had $266.0 million of 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.2% and 7.2%, respectively. As of March 31, 2025 and September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.7 million and $0.8 million, respectively.

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Preferred Shares of the 2036-Securitization Issuer were eliminated in consolidation. As of March 31, 2025 and September 30, 2024, the Company had $287 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 8.1%, respectively. As of March 31, 2025, and September 30, 2024 the unamortized fees on the 2036 Asset-Backed Debt were $2.6 million and $2.9 million, respectively.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

In February 2025, we completed the $474.6 million term debt securitization (the “2037 Debt Securitization”). The notes offered in the 2037 Debt Securitization were issued by the 2037 Securitization Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the 2037 Securitization Issuer. The Company retained $113.6 million of the debt securitization issued by the 2037 Securitization Issuer. The transaction was executed through (A) a private placement of $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 1.49% (the “2037 Class A-1 Notes”), (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60% (the “2037 Class A-2 Notes”), (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75% (the “2037 Class B Notes”), (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20% (the “2037 Class C Notes”), (v) $28.5 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 3.60%, (the “2037 Class D Notes” and, collectively with the 2037 Class A-2 Notes, the 2037 Class B Notes and the 2037 Class D Notes, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (the “2037 Subordinated Notes”) and (B) the borrowing by 2037 Securitization Issuer of $10.0 million under AAA(sf) Class A-1L-A floating rate loans (the “2037 Class A-1L-A Loans”) and $45.0 million under AAA(sf) Class A-1L-B floating rate loans ( the “2037 Class A-1L-B Loans” and, together with the 2037 Class A-1L-A Loans, the “2037 Asset-Backed Loans,” and collectively with the 2037 Notes, the “2037 Asset-Backed Debt”), which bear interest at three-month SOFR plus 1.49%. The 2037 Class A-1 Loans and the 2037 Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the 2037 Securitization Issuer. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation. The Company will continue to retain the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Class A-1 Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029. As of March 31, 2025 and September 30, 2024, the Company had $361.0 million and zero of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.9% and zero, respectively. As of March 31, 2025 and September 30, 2024, the unamortized fees on the 2037 Asset-Backed Debt were $2.9 million and zero, respectively.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our InvestmentAdviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On July 17, 2024, we entered into equity distribution agreements (together, the "Equity Distribution Agreements") with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500 million under an at-the-market offering program (the "2024 ATM Program"). The Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the 2022 ATM Program.

During the three and six months ended March 31, 2025 we issued 11,562,000 shares and 18,838,000 shares of our common stock through the 2024 ATM Program, respectively at an average price of $11.34 per share and $11.35 per share raising $131.0 million and $213.2 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2024, we issued 4,493,436 shares of common stock through the 2022 ATM Program at an average price of $11.35 per share, raising $51.0 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and six months ended March 31, 2025, in connection with the share issuance, we incurred $0.2 million and $0.2 million of deferred offering costs incurred related to establishing the 2024 ATM Program to additional paid in capital, respectively. During the three and six months ended March 31, 2024, we incurred $0.6 million of deferred offering costs related to establishing the 2022 ATM Program to additional paid in capital, respectively.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2025, PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs.

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

As of March 31, 2025 and September 30, 2024, we had cash and cash equivalents of $111.4 million and $112.1 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the six months ended March 31, 2025, our operating activities used cash of $350.8 million and our financing activities provided cash of $350.1 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under our Credit Facility, proceeds from the 2037 Asset-Backed debt and proceeds from public offerings under our 2024 ATM Program.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of March 31, 2025 and September 30, 2024, PSSL had total assets of $1,116.1 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 118 and 109 portfolio companies, respectively. As of March 31, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $21.2 million and the five largest investments totaled $98.7 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of March 31, 2025 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $123.7 million ($65.6 million remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

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

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO VI, LLC, a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt is scheduled to mature in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Preferred Shares of CLO VI, LLC

In April 2025, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four year reinvestment period, twelve-year final maturity $301 million debt securitization in the form of a collateralized loan obligation. The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi) $18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of Sub notes. PSSL will continue to retain all of the subordinated notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2029 and the debt is scheduled to mature in April 2037. The term debt securitization is expected to be approximately 100% funded at close. The proceeds from the debt will be used to repay a portion of PSSL's $325 million secured credit facility.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	March 31, 2025	September 30, 2024
Total investments	$1,060,161	$913,281
Weighted average cost yield on income producing investments	10.5%	11.4%
Number of portfolio companies in PSSL	118	109
Largest portfolio company investment	$21,167	$21,274
Total of five largest portfolio company investments	$98,701	$97,292

Below is a listing of PSSL’s individual investments as of March 31, 2025 (Par and $ in thousands):

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,548.7%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	9.07%	SOFR+475	2,888	$2,846	$2,888
ACP Avenu Buyer, LLC	10/2/2029	Business Services	9.56%	SOFR+525	9,875	9,735	9,603
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	9.81%	SOFR+550	18,667	18,375	18,854
Ad.net Acquisition, LLC	5/7/2026	Media	10.56%	SOFR+626	8,663	8,630	8,663
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	10.42%	SOFR+610	12,970	12,787	10,376
			(PIK 7.92%)
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.20%	SOFR+590	4,576	4,498	4,576
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.20%	SOFR+590	4,500	4,468	4,500
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.20%	SOFR+590	11,098	11,024	11,098
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	9.30%	SOFR+500	5,985	5,976	5,955
Archer Lewis, LLC	8/28/2029	Commercial Services & Supplies	10.06%	SOFR+575	9,950	9,863	9,950
ARGANO, LLC	9/13/2029	Business Services	10.07%	SOFR+575	9,950	9,863	9,831
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.80%	SOFR+550	12,812	12,649	12,684
Best Practice Associates, LLC	11/8/2029	Aerospace and Defense	11.05%	SOFR+675	9,975	9,898	9,850
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.05%	SOFR+575	4,875	4,812	4,741
Big Top Holdings, LLC	2/28/2030	Business Services	10.05%	SOFR+575	14,749	14,520	14,749
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	10.82%	SOFR+650	8,843	8,764	8,754
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	9.70%	SOFR+540	14,895	14,734	14,634
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.31%	SOFR+600	8,651	8,639	8,608
Burgess Point Purchaser Corporation	7/25/2029	Automotive	9.65%	SOFR+535	440	416	390
By Light Professional IT Services, LLC	11/16/2026	High Tech Industries	10.79%	SOFR+647	12,781	12,777	12,781
C5MI Holdco, LLC	7/31/2029	IT Services	10.30%	SOFR+600	14,925	14,729	14,925
Carisk Buyer, Inc - Amendment No.1 Term Loan	12/1/2029	Healthcare Technology	9.55%	SOFR+525	9,975	9,908	9,875
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	9.82%	SOFR+550	15,167	14,963	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.05%	SOFR+575	9,490	9,395	9,490
Case Works, LLC	10/1/2029	Professional Services	9.55%	SOFR+525	14,963	14,849	14,873
CF512, Inc.	8/20/2026	Media	10.51%	SOFR+619	6,516	6,468	6,419
Commercial Fire Protection Holdings, LLC	9/23/2030	Commercial Services & Supplies	9.05%	SOFR+475	14,925	14,829	14,813
Confluent Health, LLC	11/30/2028	Healthcare and Pharmaceuticals	8.44%	SOFR+400	6,673	6,493	6,272
CJX Borrower, LLC	7/13/2027	Media	10.05%	SOFR+561	3,755	3,721	3,755
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.69%	SOFR+536	2,057	2,043	2,042
Dr. Squatch, LLC	8/31/2027	Personal Products	9.65%	SOFR+535	14,487	14,342	14,487
DRI Holding Inc.	12/21/2028	Media	9.67%	SOFR+535	2,587	2,424	2,563
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	9.58%	SOFR+525	4,650	4,647	4,641
Duggal Acquisition, LLC	9/30/2030	Marketing Services	9.05%	SOFR+475	4,975	4,931	4,950
Dynata, LLC - First Out Term Loan (5)	7/17/2028	Diversified Consumer Services	9.58%	SOFR+526	1,354	1,269	1,347
Dynata, LLC - Last Out Term Loan	10/16/2028	Diversified Consumer Services	10.08%	SOFR+576	8,397	8,397	7,762
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.05%	SOFR+575	8,820	8,730	8,820
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	9.80%	SOFR+550	5,970	5,935	5,970
Exigo Intermediate II, LLC	3/15/2027	Software	10.67%	SOFR+635	12,481	12,378	12,481
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	10.81%	SOFR+650	12,187	11,993	12,187
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.06%	SOFR+575	9,045	8,920	9,045
Fairbanks Morse Defense	6/23/2028	Aerospace and Defense	8.80%	SOFR+450	10,041	10,004	9,976
GGG MIDCO, LLC	9/27/2030	Diversified Consumer Services	9.31%	SOFR+500	9,950	9,864	9,851
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	9.92%	SOFR+560	3,514	3,511	3,374
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.92%	SOFR+560	3,704	3,674	3,639
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.90%	SOFR+560	2,153	2,136	2,143
Harris & Co. LLC	8/9/2030	Professional Services	9.32%	SOFR+500	19,900	19,747	19,900
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.72%	SOFR+550	3,672	3,634	3,672
Hills Distribution, Inc	11/8/2029	Business Services	10.32%	SOFR+600	8,912	8,800	8,823
HW Holdco, LLC	5/10/2026	Media	10.23%	SOFR+590	3,441	3,421	3,441
Imagine Acquisitionco, LLC	11/15/2027	Software	9.42%	SOFR+510	9,107	8,994	9,084
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	9.80%	SOFR+550	5,998	5,912	5,998
Inovex Information Systems Incorporated			9.55%	SOFR+525	8,184	8,126	8,123
Integrative Nutrition, LLC(4)	1/31/2025	Diversified Consumer Services	—	—	11,922	11,633	4,173
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	11.94%	SOFR+761	8,122	8,099	8,122
ITI Holdings, Inc.	3/3/2028	IT Services	9.94%	SOFR+565	3,880	3,841	3,880
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.45%	SOFR+615	13,492	13,321	12,851
Lash OpCo, LLC	2/18/2027	Personal Products	12.14%	SOFR+785	15,118	14,971	14,816
			(PIK 5.10%)
LAV Gear Holdings, Inc. (4)(5)	10/31/2025	Capital Equipment	—	—	15,789	15,466	11,732
LAV Gear Holdings, Inc. - Incremental Term Loan	10/31/2025	Capital Equipment	10.00%	—	424	394	530
Lightspeed Buyer Inc.	2/3/2027	Healthcare Providers and Services	9.05%	SOFR+475	11,301	11,250	11,301
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	9.07%	SOFR+475	2,546	2,507	2,546
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	10.30%	SOFR+600	7,372	7,269	7,372
Lucky Bucks, LLC - First-Out Term Loan (5)	10/2/2028	Hotel, Gaming and Leisure	11.97%	SOFR+765	258	258	258
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	11.97%	SOFR+765	520	520	520
MAG DS Corp	4/1/2027	Aerospace and Defense	9.90%	SOFR+560	2,205	2,145	2,051
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	11.30%	SOFR+701	357	357	322
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.30%	SOFR+801	466	466	236
			(PIK 6.25%)
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.55%	SOFR+726	1,719	1,719	468
			(PIK 5.50%)
Marketplace Events Acquisitions, LLC	12/19/2030	Media	9.47%	SOFR+525	17,000	16,846	16,830
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.18%	SOFR+585	8,287	8,216	8,287
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	9.31%	SOFR+500	6,284	6,204	6,189
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.95%	SOFR+565	2,336	2,311	2,300
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.55%	SOFR+625	19,102	18,848	19,198
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.80%	SOFR+550	15,593	15,392	13,899

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
MOREGroup Holdings, Inc	1/16/2030	Business Services	9.55%	SOFR+525	13,001	12,841	13,001
Municipal Emergency Services, Inc.	10/1/2027	Distributors	9.45%	SOFR+515	3,378	3,344	3,378
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	9.92%	SOFR+585	10,548	10,475	10,548
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.65%	SOFR+635	21,167	20,839	21,167
Omnia Exterior Solutions, LLC - Second Amendment Term Loan	12/29/2029	Healthcare Providers and Services	9.55%	SOFR+525	12,936	12,838	12,839
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.69%	SOFR+636	15,598	15,433	15,598
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	13.70%	SOFR+940	2,200	2,187	1,947
			(PIK 7.50%)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.05%	SOFR+575	9,950	9,815	9,801
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	12.86%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	11.11%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	9.67%	SOFR+535	3,890	3,846	3,832
Pacific Purchaser, LLC	10/2/2028	Business Services	10.53%	SOFR+625	11,878	11,705	11,925
PAR Excellence Holdings, Inc	9/3/2030	Healthcare Technology	9.17%	SOFR+500	10,988	10,885	10,878
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.05%	SOFR+575	3,852	3,803	3,871
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.50%	SOFR+725	8,071	8,002	5,649
			(PIK 4.00%)
Pragmatic Institute, LLC	7/6/2028	Education	9.80%	SOFR+550	4,018	4,018	4,018
Rancho Health MSO, Inc.	6/20/2029	Healthcare Providers and Services	9.56%	SOFR+525	18,908	18,841	18,908
Recteq, LLC	1/29/2026	Leisure Products	11.45%	SOFR+715	4,800	4,783	4,776
Ro Health, LLC	1/17/2031	Healthcare Providers and Services	9.30%	SOFR+500	11,300	11,220	11,187
RRA Corporate, LLC	8/15/2029	Diversified Consumer Services	9.54%	SOFR+525	4,975	4,933	4,850
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.05%	SOFR+575	9,925	9,798	9,701
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.03%	SOFR+575	4,314	4,250	4,227
S101 Acquisition, Inc	12/29/2026	Government Services	9.96%	SOFR+565	5,642	5,594	5,642
Sabel Systems Technology Solutions, LLC	10/31/2030	Construction and Building	10.55%	SOFR+625	5,985	5,932	5,985
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.30%	SOFR+500	9,919	9,790	9,918
Sales Benchmark Index LLC	7/7/2026	Professional Services	10.50%	SOFR+620	9,241	9,220	9,241
Sath Industries, LLC	12/17/2029	Event Services	10.08%	SOFR+575	10,358	10,259	10,254
Schlesinger Global, Inc.	7/14/2025	Business Services	12.92%	SOFR+860	12,759	12,758	12,120
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.45%	SOFR+615	4,875	4,822	4,595
Sigma Defense Systems, LLC	12/20/2027	Aerospace and Defense	11.20%	SOFR+690	18,453	18,238	18,452
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.40%	SOFR+600	12,046	12,033	10,661
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	11.44%	SOFR+715	4,582	4,575	4,568
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	9.45%	SOFR+515	4,050	4,004	4,050
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	8.55%	SOFR+425	1,768	1,700	1,459
SV-Aero Holdings, LLC	11/1/2030	Aerospace and Defense	9.55%	SOFR+525	14,906	14,840	14,906
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	9.28%	SOFR+500	14,513	14,397	14,570
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/3/2029	Air Freight and Logistics	12.67%	SOFR+835	1,888	1,790	1,869
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans	10/3/2029	Air Freight and Logistics	11.92%	SOFR+760	4,383	2,430	2,192
			(PIK 6.50%)
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	10.80%	SOFR+650	19,528	19,247	19,527
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.44%	SOFR+515	341	332	331
Teneo Holdings, LLC	3/13/2031	Business Services	9.07%	SOFR+475	5,445	5,392	5,445
The Bluebird Group LLC	7/27/2026	Professional Services	10.95%	SOFR+665	8,488	8,418	8,488
The Vertex Companies, LLC	8/31/2028	Construction and Engineering	9.42%	SOFR+510	17,572	17,361	17,449
TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.21%	SOFR+590	16,439	16,365	16,438
Transgo, LLC	12/29/2028	Automotive	10.07%	SOFR+575	17,340	17,120	17,426
Tyto Athene, LLC	4/1/2028	IT Services	9.21%	SOFR+490	14,670	14,593	14,494
Urology Management Holdings, Inc.	6/15/2026	Healthcare and Pharmaceuticals	9.80%	SOFR+550	6,788	6,730	6,775
VRS Buyer, Inc	11/22/2030	Road and Rail	9.08%	SOFR+475	6,454	6,409	6,406
Walker Edison Furniture Company LLC (4)(5)	3/1/2029	Wholesale	—	—	5,964	5,069	—
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(5)	3/1/2029	Wholesale	—	—	1,667	1,667	1,150
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	10.30%	SOFR+600	12,128	11,962	12,079
Zips Car Wash, LLC(4)	3/31/2028	Automobiles	—	—	16,298	15,874	12,672
Zips Car Wash, LLC - DIP (5)	10/31/2025	Automobiles	11.70%	SOFR+740	748	748	748
Total First Lien Secured Debt						$1,082,507	$1,055,621
Equity Securities - 7.6%
48Forty Intermediate Holdings, Inc.	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	2,031	2,561
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	589
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,390
Pragmatic Holdco, Inc.	—	Education	—	—	134.0	—	—
Walker Edison Furniture	—	Wholesale	—	—	36,458	3,393	—
Total Equity Securities						$8,498	$4,540
Total Investments - 1,555.50%						$1,091,005	$1,060,161
Cash and Cash Equivalents - 71.3%
BlackRock Federal FD Institutional 30			4.22%			7,200	7,200
Blackrock Liquidity Fed Fund Inst			4.24%			18,670	18,670
JP Morgan USD Liquidity Inst			4.24%			9,225	9,225
JP Morgan US Government Fund			4.16%			8,482	8,482
Non-Money Market Cash						5,047	5,047
Total Cash and Cash Equivalents						48,624	48,624
Total Investments and Cash Equivalents —1,971.0%						$1,139,629	$1,108,785
Liabilities in Excess of Other Assets — (1,871.0)%							(1,040,625)
Members' Equity—100.0%							$68,160

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
(6)
All investments are in U.S. companies unless noted otherwise.

Below is a listing of PSSL’s individual investments as of September 30, 2024 (Par and $ in thousands):

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,404.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	SOFR+610	2,903	$2,855	$2,903
ACP Avenu Buyer, LLC	10/2/2029	Business Services	10.58%	SOFR+525	9,925	9,771	9,602
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.83%	SOFR+550	18,762	18,434	18,837
Ad.net Acquisition, LLC	5/7/2026	Media	11.28%	SOFR+626	8,708	8,658	8,708
Aeronix, Inc	12/18/2028	Aerospace and Defense	9.85%	SOFR+525	15,880	15,665	15,880
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.30%	SOFR+610	12,722	12,481	12,213
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,717	4,613	4,717
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,625	4,584	4,625
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	SOFR+590	11,155	11,058	10,988
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.56%	SOFR+625	11,115	10,967	11,059
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.85%	SOFR+525	9,975	9,836	9,825
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.35%	SOFR+575	4,900	4,828	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	11.18%	SOFR+625	15,423	15,167	15,423
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.70%	SOFR+650	8,888	8,797	8,776
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.00%	SOFR+640	14,974	14,779	14,718
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	SOFR+600	5,546	5,523	5,435
Broder Bros., Co.	12/4/2025	Consumer Products	10.97%	SOFR+611	2,274	2,274	2,274
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.20%	SOFR+535	442	417	416
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.18%	SOFR+698	13,084	13,059	13,084
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.60%	SOFR+550	15,243	15,025	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.35%	SOFR+575	9,539	9,431	9,539
CF512, Inc.	8/20/2026	Media	11.21%	SOFR+619	6,751	6,682	6,649
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.96%	SOFR+400	6,708	6,506	6,540
Connatix Buyer, Inc.	7/13/2027	Media	10.53%	SOFR+561	3,775	3,734	3,775
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.71%	SOFR+586	2,068	2,051	2,052
Dr. Squatch, LLC	8/31/2027	Personal Products	9.95%	SOFR+535	14,562	14,398	14,562
DRI Holding Inc.	12/21/2028	Media	10.20%	SOFR+535	2,600	2,420	2,509
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.20%	SOFR+635	13,805	13,788	13,694
Dynata, LLC - First Out Term Loan (6)	7/15/2028	Diversified Consumer Services	10.38%	SOFR+526	1,360	1,264	1,358
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.88%	SOFR+576	8,439	8,439	7,769
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	8.85%	SOFR+400	4,963	4,894	4,973
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.35%	SOFR+575	8,865	8,763	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.20%	SOFR+635	12,546	12,418	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.56%	SOFR+650	12,249	12,032	12,249
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.60%	SOFR+575	9,268	9,132	9,176
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.65%	SOFR+450	10,117	10,071	10,128
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.43%	SOFR+615	3,696	3,689	3,511
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.45%	SOFR+560	3,723	3,686	3,685
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	SOFR+560	2,153	2,131	2,110
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,691	3,648	3,665
Hills Distribution, Inc	11/8/2029	Business Services	11.11%	SOFR+600	8,957	8,835	8,868
HW Holdco, LLC	5/10/2026	Media	11.18%	SOFR+590	3,486	3,475	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	10.20%	SOFR+510	9,154	9,018	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.45%	SOFR+685	6,029	5,932	6,089
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,287	11,274	9,707
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.46%	SOFR+761	8,164	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+565	3,900	3,855	3,900
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	SOFR+615	13,492	13,289	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.94%	SOFR+785	14,731	14,539	14,584
			(PIK 5.10%)
LAV Gear Holdings, Inc. (6)	10/31/2025	Capital Equipment	11.42%	SOFR+643	12,125	12,102	11,907
LAV Gear Holdings, Inc. - Term Loan Incremental	10/31/2025	Capital Equipment	11.64%	SOFR+640	2,861	2,856	2,810
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.15%	SOFR+535	11,330	11,258	11,330
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	10.48%	SOFR+525	2,559	2,516	2,559
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	11.10%	SOFR+650	7,407	7,288	7,296
Lucky Bucks, LLC - First-Out Term Loan (6)	10/2/2028	Hotel, Gaming and Leisure	12.77%	SOFR+765	259	259	259
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.77%	SOFR+765	518	518	518
MAG DS Corp	4/1/2027	Aerospace and Defense	10.20%	SOFR+550	2,218	2,143	2,085
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	12.13%	SOFR+701	357	357	337
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.38%	SOFR+801	452	452	310
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.63%	SOFR+726	1,675	1,675	490
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	9/30/2025	Media: Diversified and Production	10.38%	SOFR+540	1,845	1,845	1,845
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	—	—	564	—	—
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par/Shares	Cost	Fair Value(2)
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	07/27/26	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	08/31/27	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/28	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	06/16/25	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	04/01/28	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	06/15/26	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	03/01/29	Wholesale	—	—	5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	03/01/29	Wholesale	—	—	1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	03/01/29	Wholesale	—	—	83	—	(76)
Watchtower Buyer, LLC	12/03/29	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	02/27/27	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/24	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)
Total First Lien Secured Debt						$920,485	$906,532

Equity Securities - 10.5%
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	2,031	2,031
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	904
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	—	2,710
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,104
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36,458	3,393	—
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0%						$928,983	$913,281
Cash and Cash Equivalents - 106.0%
BlackRock Federal FD Institutional 30			5.03%			68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0%						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)%							(917,163)
Members' Equity—100.0%							$64,547

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
(7)
All investments are in U.S. companies unless noted otherwise.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	March 31, 2025
	(Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,091,005 and $928,983, respectively)	$1,060,161	$913,281
Cash and cash equivalents (cost—$48,624 and $68,429, respectively)	48,624	68,429
Interest receivable	4,486	4,722
Due from affiliate	46	48
Prepaid expenses and other assets	2,822	1,642
Total assets	1,116,139	988,122
Liabilities
Credit facility payable	271,100	146,100
2035 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,159	243,934
2036 Asset-backed debt, net (par—$246,000 and $246,000, respectively)	244,515	244,372
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset-backed debt	8,751	9,281
Payable for investments purchased	—	86
Interest payable on notes to members	6,585	7,315
Accrued expenses	1,177	822
Due to affiliate	92	65
Total liabilities	1,047,979	923,575
Commitments and contingencies(1)
Members' equity	68,160	64,547
Total liabilities and members' equity	$1,116,139	$988,122

(1) As of March 31, 2025 and September 30, 2024, PSSL had unfunded commitments to fund investments of zero and $0.6 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Investment income:
Interest	$27,350	$26,916	$56,776	$52,964
Other income	205	388	788	565
Total investment income	27,555	27,304	57,564	53,529
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	13,731	13,784	27,816	27,181
Interest expense on notes to members	8,393	8,095	17,247	16,316
Administration fees	717	577	1,385	1,135
General and administrative expenses	414	231	906	493
Total expenses	23,255	22,687	47,354	45,125
Net investment income	4,300	4,617	10,210	8,404
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(7,788)	(90)	(6,455)	(6,510)
Net change in unrealized appreciation (depreciation) on investments	(4,252)	847	(15,142)	8,905
Net realized and unrealized gain (loss) on investments	(12,040)	757	(21,597)	2,395
Net increase (decrease) in members' equity resulting from operations	$(7,740)	$5,374	$(11,387)	$10,799
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

During the three and six months ended March 31, 2025, we declared distributions of $0.3075 and $0.615 per share for total distributions of $27.7 million and $52.9 million, respectively. During the three and six months ended March 31, 2024, we declared distributions of $0.3075 and $0.615 per share for total distributions of $18.8 million and $36.9 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended March 31, 2025, the effect of which was not material to the Consolidated Financial Statements and the notes thereto.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, our debt portfolio consisted of approximately 100% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(9,036)	$(0.09)
Up 1%	9,036	0.09
Up 2%	18,072	0.19
Up 3%	27,108	0.28
Up 4%	36,170	0.38

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

Item 4. Controls and Procedures

As of the period ended March 31, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither us, our Investment Adviser or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these and any future legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies.

There have been significant changes to U.S. trade policies, treaties and tariffs, and in the future there may be additional significant changes. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could adversely affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect our portfolio companies or our business, financial condition or results of operations.

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

4.2

Indenture, dated as of February 20, 2025, by and between PennantPark CLO 11, LLC, as issuer, and Western Alliance Trust Company, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 99.1 to the Registrants's Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025).

10.1

Class A-1L-A Credit Agreement, dated as of February 20, 2025, by and among PennantPark CLO 11, LLC, as borrower, the various financial institutions party thereto from time to time, as lenders, and Western Alliance Trust Company, National Association, as collateral agent and as loan agent, (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025).

10.2

Class A-1L-B Credit Agreement, dated as of February 20, 2025, by and among PennantPark CLO 11, LLC, as borrower, the various financial institutions party thereto from time to time, as lenders, and Western Alliance Trust Company, National Association, as collateral agent and as loan agent, (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025).

10.3

Collateral Management Agreement, dated as of February 20, 2025, by and between PennantPark CLO 11, LLC as issuer, and PennantPark Investment Advisers, LLC, as collateral manager. (Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025).

10.4

Master Loan Sale Agreement, dated as of February 20, 2025, by and between PennantPark Floating Rate Capital Ltd., as seller, and PennantPark CLO 11, LLC, as buyer (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025).

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: May 12, 2025	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)