Form 10-Q
period 2025-06-30
PennantPark Floating Rate Capital Ltd.
filed 2025-08-11
CIK 1504619

pssl

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)ps

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 11, 2025 was 99,217,896.

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “Taxable Subsidiary” refers to collectively our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, an unconsolidated limited partnership; "2037 Securitization Issuer"" refers to PennantPark CLO 11, LLC, a consolidated Delaware limited liability company, “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “1940 Act” refers to the Investment Company Act of 1940, as amended; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; “BDC” refers to a business development company under the 1940 Act; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; and “Depositor” refers to PennantPark CLO I Depositor, LLC. 2036 Securitization Issuer refers to PennantPark CLO VIII, LLC; “2036-Debt Securitization” refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; “2036 Asset-Backed Debt” refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the borrowing issuance of AAA(sf) Class A-1 floating rate loans. (the "Class A-1 Loans" with the 2036-Secured Notes.); “2036-R Securitization Issuers” refers to Securitization Issuer and PennantPark CLO I LLC; “2036-R Indenture” refers to that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024; “2036-R Asset-Backed Debt” refers to the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant the 2036-R Indenture (i) $203 million of A-1-R Notes, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30% (collectively, the “Secured Notes”), (B) the issuance by a 2036-R Securitization Issuer of $64 million of subordinated notes pursuant to the 2036-R Indenture (the “Subordinated Notes”), (C) the borrowing by the Securitization Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05% (the “Class B-R Loans”); “2037 Debt Securitization” refers to the $474.6 million term debt securitization completed by 2037 Securitization Issuer; “2037 Credit Agreement” refers to that certain credit agreement, dated as of February 20, 2025 by and among 2037 Securitization Issuer, as borrower, the various financial institutions party thereto, as lenders, and Western Alliance Trust Company, National Association, as collateral agent and as loan agent; “2037 Indenture” refers to that certain indenture, dated as of February 20, 2025 by and between 2037 Securitization Issuer and Western Alliance Trust Company, National Association; “2037 Asset-Backed Debt” refers to (A) the issuance by 2037 Securitization Issuer of the following classes of notes pursuant to the 2037 Indenture: (i) $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month SOFR plus 1.49%, (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60%, (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75%, (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20%, (v) $28.5 million of BBB-(sf) Class D Notes (the “2037 Class D Notes”), which bear interest at three-month SOFR plus 3.60%, (collectively, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (“2037 Subordinated Notes” and, together with the 2037 Secured Notes, the “2037 Notes”) and (B) the borrowing by the Issuers of $10.0 million under AAA(sf) Class A-1L-A floating rate loans and $45.0 million under AAA(sf) Class A-1L-B floating rate loans (together, the “2037 Asset-Backed Loans”), which bear interest at three-month SOFR plus 1.49%. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2025	September 30, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $2,093,435 and $1,622,669, respectively)	$2,112,576	$1,632,269
Controlled, affiliated investments (amortized cost— $361,375 and $372,271, respectively)	290,939	351,235
Total investments (amortized cost— $2,454,810 and $1,994,940, respectively)	2,403,515	1,983,504
Cash and cash equivalents (cost— $102,726 and $112,046, respectively)	102,730	112,050
Interest receivable	11,935	12,167
Distributions receivable	1,269	635
Due from affiliate	163	291
Prepaid expenses and other assets	1,990	198
Total assets	2,521,602	2,108,845
Liabilities
Credit Facility payable, at fair value (cost— $298,855 and $443,855, respectively)	298,865	443,880
2026 Notes payable, net (par—$185,000) (unamortized deferred financing costs of $585 and $1,168, respectively)	184,415	183,832
2036 Asset-Backed Debt, net (par—$287,000) (unamortized deferred financing costs of $2,508 and $2,914, respectively)	284,492	284,086
2036-R Asset-Backed Debt, net (par— $266,000) (unamortized deferred financing costs of $667 and $765, respectively)	265,333	265,235
2037 Asset-Backed Debt, net (par— $361,000 and $0) (unamortized deferred financing costs of $2,793 and $0, respectively)	358,207	—
Payable for investments purchased	—	20,363
Interest payable on debt	18,676	14,645
Distributions payable	10,170	7,834
Base management fee payable	5,929	4,588
Incentive fee payable	5,396	3,189
Accounts payable and accrued expenses	1,667	2,187
Deferred tax liability	890	1,712
Due to affiliate	49	—
Total liabilities	1,434,089	1,231,551
Commitments and contingencies (See Note 11)
Net assets
Common stock, 99,217,896 and 77,579,896 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	99	78
Paid-in capital in excess of par value	1,221,478	976,744
Accumulated deficit	(134,064)	(99,528)
Total net assets	$1,087,513	$877,294
Total liabilities and net assets	$2,521,602	$2,108,845
Net asset value per share	$10.96	$11.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest	$50,856	$34,456	$147,533	$88,693
Dividend	549	768	1,495	1,853
Other income	786	591	2,901	3,622
From controlled, affiliated investments:
Interest	7,373	8,841	27,526	25,595
Dividend	3,938	3,719	12,688	10,938
Other income	—	130	306	130
Total investment income	63,502	48,505	192,449	130,831
Expenses:
Interest and expenses on debt	22,547	16,293	67,437	39,923
Performance-based incentive fee	5,396	5,307	19,146	14,937
Base management fee	5,929	3,908	16,797	10,283
General and administrative expenses	1,200	1,050	3,600	3,293
Administrative services expenses	750	450	1,900	1,661
Expenses before amendment costs and provision for taxes	35,822	27,008	108,880	70,097
Provision for taxes on net investment income	200	193	650	894
Credit Facility amendment costs	2,855	94	3,297	94
Total expenses	38,877	27,295	112,827	71,085
Net investment income	24,625	21,210	79,622	59,746
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(14,842)	(353)	(14,456)	568
Non-controlled and controlled, affiliated investments	—	—	22,811	—
Provision for taxes on realized gain (loss) on investments	12	—	(82)	—
Net realized gain (loss) on investments	(14,830)	(353)	8,273	568
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	16,233	(1,064)	9,546	7,443
Non-controlled and controlled, affiliated investments	(6,351)	(2,889)	(49,401)	2,519
Provision for taxes on unrealized appreciation (depreciation) on investments	(303)	—	797	230
Debt appreciation (depreciation)	(76)	16	15	(7)
Net change in unrealized appreciation (depreciation) on investments and debt	9,503	(3,937)	(39,043)	10,185
Net realized and unrealized gain (loss) from investments and debt	(5,327)	(4,290)	(30,770)	10,753
Net increase (decrease) in net assets resulting from operations	$19,298	$16,920	$48,852	$70,499
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.19	$0.25	$0.54	$1.12
Net investment income per common share	$0.25	$0.31	$0.88	$0.95

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets from operations:
Net investment income	$24,625	$21,210	$79,622	$59,746
Net realized gain (loss) on investments	(14,842)	(353)	8,355	568
Net change in unrealized appreciation (depreciation) on investments	9,882	(3,953)	(39,855)	9,962
Net change in provision for taxes on realized and unrealized appreciation (depreciation) on investments	(291)	—	715	230
Net change in unrealized appreciation (depreciation) on debt	(76)	16	15	(7)
Net increase (decrease) in net assets resulting from operations	19,298	16,920	48,852	70,499
Distributions to stockholders:
Distribution of net investment income	(30,510)	(21,009)	(83,389)	(57,887)
Total distributions to stockholders	(30,510)	(21,009)	(83,389)	(57,887)
Capital transactions
Public offering	31,669	100,104	245,479	151,075
Offering costs	(75)	—	(723)	(566)
Net increase in net assets resulting from capital transactions	31,594	100,104	244,756	150,509
Net increase (decrease) in net assets	20,382	96,015	210,219	163,121
Net assets:
Beginning of period	1,067,131	720,711	877,294	653,605
End of period	$1,087,513	$816,726	$1,087,513	$816,726
Capital share activity:
Shares issued from public offering	2,800,000	8,770,000	21,638,000	13,263,436

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$48,852	$70,499
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	39,855	(9,962)
Net change in unrealized appreciation (depreciation) on debt	(15)	7
Net realized (gain) loss on investments	(8,355)	(568)
Net accretion of discount and amortization of premium	(8,499)	(3,523)
Purchases of investments	(1,108,335)	(961,776)
Payment-in-kind interest	(4,135)	(2,218)
Proceeds from dispositions of investments	669,456	386,277
Amortization of deferred financing costs	1,267	1,248
(Increase) decrease in:
Interest receivable	232	(2,087)
Distribution receivable	(634)	(70)
Prepaid expenses and other assets	(1,792)	742
Due from affiliate	128	(65)
Increase (decrease) in:
Payable for investments purchased	(20,363)	4,296
Interest payable on debt	4,031	6,504
Base management fee payable	1,341	1,149
Incentive fee payable	2,207	679
Deferred tax liability	(822)	(230)
Due to affiliates	49	(566)
Account payable and accrued expenses	(520)	23
Net cash provided by (used in) operating activities	(386,052)	(509,641)
Cash flows from financing activities:
Proceeds from public offering	245,479	151,075
Offering costs	(723)	(566)
Issuance of 2036 Asset-Backed Debt	—	287,000
Issuance of 2037 Asset-Backed Debt	361,000	—
Capitalized borrowing costs	(2,971)	(3,241)
Distributions paid to stockholders	(81,053)	(56,528)
Repayment of 2023 notes payable	—	(76,219)
Repayment of 2031 Asset-Backed Debt	—	(17,301)
Borrowings under Credit Facility	260,000	381,455
Repayments under Credit Facility	(405,000)	(172,000)
Net cash provided by (used in) financing activities	376,732	493,675
Net increase (decrease) in cash and cash equivalents	(9,320)	(15,966)
Effect of exchange rate changes on cash	—	1
Cash and cash equivalents, beginning of period	112,050	100,555
Cash and cash equivalents, end of period	$102,730	$84,590
Supplemental disclosures:
Interest paid	$62,139	$32,171
Taxes paid	$975	$1,060
Non-cash exchanges and conversions	$16,585	$5,067

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 194.3% (3), (4)
First Lien Secured Debt - 175.9%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	8.83%	3M SOFR+ 450	1,567	$1,550	$1,567
A1 Garage Merger Sub, LLC - Unfunded Revolver (6), (8)	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
ACP Avenu Buyer, LLC	10/02/2029	IT Services	9.05%	3M SOFR+ 475	32,453	32,131	32,129
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	04/21/2027	IT Services	—	—	10,872	—	(54)
ACP Avenu Buyer, LLC - Unfunded Revolver (6), (8)	10/02/2029	IT Services	—	—	7,612	—	(76)
ACP Falcon Buyer, LLC - Unfunded Revolver (6), (8)	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	05/07/2026	Media	10.56%	3M SOFR+ 626	4,800	4,784	4,800
Ad.net Acquisition, LLC - Funded Revolver	05/07/2026	Media	10.56%	3M SOFR+ 626	818	818	818
Ad.net Acquisition, LLC - Unfunded Revolver (6), (8)	05/07/2026	Media	—	—	426	—	—
Aechelon Technology, Inc.	08/16/2029	Aerospace and Defense	10.83%	1M SOFR+ 650	13,580	13,468	13,580
Aechelon Technology, Inc. - Unfunded Revolver (8)	08/16/2029	Aerospace and Defense	—	—	4,719	—	—
AFC Dell Holding Corp.	04/09/2027	Distributors	9.83%	3M SOFR+ 550	19,778	19,747	19,679
AFC Dell Holding Corp. - Unfunded Term Loan (8)	04/09/2027	Distributors	—	—	7,460	—	(37)
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2026	Media	10.75%	3M SOFR+ 650	13,773	13,722	13,635
Anteriad, LLC (f/k/a MeritDirect, LLC)	06/30/2026	Media	10.20%	3M SOFR+ 590	12,419	12,330	12,419
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	06/30/2026	Media	10.20%	3M SOFR+ 590	2,013	2,005	2,013
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver (6)	06/30/2026	Media	10.20%	3M SOFR+ 590	1,230	1,230	1,230
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (8)	06/30/2026	Media	—	—	1,640	—	—
Arcfield Acquisition Corp.	10/28/2031	Aerospace and Defense	9.28%	3M SOFR+ 500	19,442	19,423	19,345
Arcfield Acquisition Corp. - Unfunded Revolver (6), (8)	10/28/2031	Aerospace and Defense	—	—	2,874	—	(14)
Archer Lewis, LLC	08/28/2029	Healthcare Technology	10.05%	3M SOFR+ 575	29,036	28,791	29,036
Archer Lewis, LLC - Unfunded Term Loan B (8)	08/28/2026	Healthcare Technology	—	—	17,014	—	170
Archer Lewis, LLC - Unfunded Revolver (8)	08/28/2029	Healthcare Technology	—	—	3,252	—	—
ARGANO, LLC	09/13/2029	Business Services	10.07%	3M SOFR+ 575	50,937	50,476	50,479
ARGANO, LLC - Unfunded Term Loan (8)	10/02/2026	Business Services	—		7,449	—	7
ARGANO, LLC – Unfunded Revolver (8)	09/13/2029	Business Services	—	—	1,421	—	(13)
Azureon, LLC	06/26/2029	Diversified Consumer Services	10.05%	3M SOFR+ 575	16,896	16,707	16,508
Azureon, LLC - Funded Revolver	06/26/2029	Diversified Consumer Services	10.05%	3M SOFR+ 575	1,032	1,032	1,008
Azureon, LLC - Unfunded Revolver (8)	06/26/2029	Diversified Consumer Services	—	—	1,548	—	(36)
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare Providers and Services	9.80%	3M SOFR+ 550	37,022	36,618	36,652
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (8)	12/22/2025	Healthcare Providers and Services	—	—	7,749	—	—
Beacon Behavioral Support Service, LLC. - Funded Revolver	06/21/2029	Healthcare Providers and Services	9.80%	3M SOFR+ 550	1,578	1,578	1,562
Beacon Behavioral Support Service, LLC - Unfunded Revolver (8)	06/21/2029	Healthcare Providers and Services	—	—	526	—	(5)
Best Practice Associates, LLC	11/08/2029	Aerospace and Defense	11.05%	3M SOFR+ 675	63,956	63,117	63,157
Best Practice Associates, LLC - Unfunded Revolver (8)	11/08/2029	Aerospace and Defense	—	—	5,732	—	(72)
Beta Plus Technologies, Inc.	07/02/2029	Internet Software and Services	10.05%	1M SOFR+ 575	19,655	19,144	19,212
Big Top Holdings, LLC	03/01/2030	Construction & Engineering	9.80%	3M SOFR+ 550	29,447	29,002	29,447
Big Top Holdings, LLC - Unfunded Revolver (8)	02/28/2030	Construction & Engineering	—	—	4,479	—	—
BioDerm, Inc. - Funded Revolver	01/31/2028	Healthcare Equipment and Supplies	10.82%	1M SOFR+ 650	1,071	1,071	1,058
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	9.70%	3M SOFR+ 540	8,146	8,107	8,044
Blackhawk Industrial Distribution, Inc. - Funded Revolver (6)	09/17/2026	Distributors	9.70%	3M SOFR+ 540	2,135	2,135	2,109
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (8)	09/17/2026	Distributors	—	—	1,747	—	(22)
BLC Holding Company, Inc.	11/20/2030	Business Services	8.80%	3M SOFR+ 450	19,915	19,789	19,915
BLC Holding Company, Inc. - Unfunded Term Loan (8)	11/20/2026	Business Services	—	—	14,293	—	107
BLC Holding Company, Inc. - Unfunded Revolver (8)	11/20/2030	Business Services	—	—	4,398	—	—
Boss Industries, LLC	12/27/2030	Independent Power and Renewable Electricity Producers	9.30%	3M SOFR+ 500	17,997	17,877	17,997
Boss Industries, LLC - Unfunded Revolver (8)	12/27/2030	Independent Power and Renewable Electricity Producers	—	—	2,744	—	—
Burgess Point Purchaser Corporation	07/25/2029	Auto Components	9.65%	3M SOFR+ 535	14,848	14,192	12,607
By Light Professional IT Services, LLC	11/16/2026	High Tech Industries	10.79%	1M SOFR+ 647	48,772	48,665	48,772
By Light Professional IT Services, LLC - Funded Revolver (6)	11/16/2026	High Tech Industries	10.79%	1M SOFR+ 647	1,000	1,000	1,000
By Light Professional IT Services, LLC - Unfunded Revolver (6), (8)	11/16/2026	High Tech Industries	—	—	4,832	—	—
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Capital Construction, LLC	10/22/2026	Consumer Services	10.05%	—	8,000	7,940	7,940
Capital Construction, LLC - Unfunded Term Loan A (8)	07/31/2025	Consumer Services	—	—	4,263	—	—
Capital Construction, LLC - Unfunded Term Loan B (8)	12/30/2025	Consumer Services	—	—	14,459	—	—
Carisk Buyer, Inc.	12/03/2029	Healthcare Technology	9.30%	3M SOFR+ 500	7,415	7,338	7,415
Carisk Buyer, Inc. - Unfunded Term Loan (8)	12/03/2029	Healthcare Technology	—	—	7,868	—	71
Carisk Buyer, Inc. - Unfunded Revolver (6), (8)	12/03/2029	Healthcare Technology	—	—	1,750	—	—
Carnegie Dartlet, LLC	02/07/2030	Professional Services	9.83%	3M SOFR+ 550	33,399	32,973	33,065
Carnegie Dartlet, LLC - Unfunded Term Loan (8)	02/09/2026	Professional Services	—	—	12,430	—	—
Carnegie Dartlet, LLC - Unfunded Revolver (8)	02/07/2030	Professional Services	—	—	5,405	—	(54)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	10.32%	3M SOFR+ 600	12,845	12,729	12,845
Cartessa Aesthetics, LLC - Funded Revolver (6)	06/14/2028	Distributors	10.32%	3M SOFR+ 600	511	511	511
Cartessa Aesthetics, LLC - Unfunded Revolver (6), (8)	06/14/2028	Distributors	—	—	927	—	—
Case Works, LLC	10/01/2029	Professional Services	9.55%	3M SOFR+ 525	18,678	18,541	18,248
Case Works, LLC - Unfunded Term Loan (8)	10/01/2025	Professional Services	—	—	1,854	—	(26)
Case Works - Funded Revolver	10/01/2029	Professional Services	9.55%	3M SOFR+ 525	3,081	3,081	3,010
Case Works - Unfunded Revolver (8)	10/01/2029	Professional Services	—	—	1,027	—	(24)
CF512, Inc.	08/20/2026	Media	10.74%	3M SOFR+ 644	5,699	5,679	5,642
CF512, Inc. - Funded Revolver	08/20/2026	Media	10.60%	3M SOFR+ 627	86	86	85
CF512, Inc. - Unfunded Revolver (6), (8)	08/20/2026	Media	—	—	869	—	(9)
CJX Borrower, LLC	07/13/2027	Media	9.97%	3M SOFR+ 576	4,601	4,548	4,601
CJX Borrower , LLC - Unfunded Term Loan (8)	07/13/2027	Media	—	—	556	—	103
CJX Borrower, LLC - Funded Revolver	07/13/2027	Media	10.08%	3M SOFR+ 576	543	543	543
CJX Borrower , LLC - Unfunded Revolver (8)	07/13/2027	Media	—	—	691	—	—
Commercial Fire Protection Holdings, LLC	09/23/2030	Commercial Services & Supplies	8.80%	3M SOFR+ 450	43,425	43,129	43,425
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (8)	09/23/2026	Commercial Services & Supplies	—	—	13,370	—	100
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (8)	09/23/2030	Commercial Services & Supplies	—	—	5,014	—	—
Compex Legal Services, Inc.	02/07/2026	Professional Services	9.85%	3M SOFR+ 555	8,764	8,758	8,764
Compex Legal Services, Inc. - Funded Revolver	02/07/2026	Professional Services	9.78%	3M SOFR+ 555	843	843	843
Compex Legal Services, Inc. - Unfunded Revolver (6), (8)	02/07/2026	Professional Services	—	—	562	—	—
Confluent Health, LLC	11/30/2028	Healthcare Providers and Services	9.32%	1M SOFR+ 500	6,913	6,750	6,913
Cornerstone Advisors of Arizona, LLC	05/13/2032	Consulting Services	9.05%	3M SOFR+ 475	12,833	12,769	12,769
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (8)	05/13/2032	Consulting Services	—		1,705	—	(9)
Crane 1 Services, Inc.	08/16/2027	Commercial Services & Supplies	9.69%	3M SOFR+ 536	4,243	4,205	4,211
Crane 1 Services, Inc. - Unfunded Revolver (6), (8)	08/16/2027	Commercial Services & Supplies	—	—	502	—	(4)
C5MI Holdco, LLC	07/31/2029	IT Services	10.30%	3M SOFR+ 600	28,783	28,416	28,783
C5MI Holdco, LLC. - Funded Revolver	07/31/2029	IT Services	10.32%	3M SOFR+ 600	2,122	2,122	2,122
C5MI Holdco, LLC. - Unfunded Revolver (8)	07/31/2029	IT Services	—	—	6,971	—	—
DRI Holding Inc.	12/21/2028	Media	9.67%	1M SOFR+ 535	6,076	5,925	5,989
Dr. Squatch, LLC	08/31/2027	Personal Products	9.65%	3M SOFR+ 535	16,743	16,621	16,743
Dr. Squatch, LLC - Unfunded Revolver (6), (8)	08/31/2027	Personal Products	—	—	3,353	—	—
DRS Holdings III, Inc.	11/03/2025	Chemicals, Plastics and Rubber	9.58%	3M SOFR+ 525	5,228	5,222	5,191
DRS Holdings III, Inc. - Unfunded Revolver (6), (8)	11/03/2025	Personal Products	—	—	487	—	(3)
Duggal Acquisition, LLC	09/30/2030	Marketing Services	9.05%	3M SOFR+ 475	10,244	10,154	10,244
Duggal Acquisition, LLC - Unfunded Term Loan (8)	09/30/2026	Marketing Services	—	—	4,470	—	45
Duggal Acquisition, LLC - Unfunded Revolver (8)	09/30/2030	Marketing Services	—	—	5,605	—	—
Dynata, LLC - First-Out Term Loan	07/17/2028	Business Services	9.59%	3M SOFR+ 526	1,842	1,734	1,830
Dynata, LLC - Last-Out Term Loan	10/16/2028	Business Services	10.09%	3M SOFR+ 576	11,428	11,428	10,052
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	9.80%	3M SOFR+ 550	13,667	13,590	13,667
Emergency Care Partners, LLC - Unfunded Term Loan (8)	10/19/2026	Healthcare Providers and Services	—	—	6,172	—	—
Emergency Care Partners, LLC - Unfunded Revolver (8)	10/18/2027	Healthcare Providers and Services	—	—	1,810	—	—
EDS Buyer, LLC	01/10/2029	Electronic Equipment, Instruments, and Components	10.05%	3M SOFR+ 575	10,592	10,485	10,619
EDS Buyer, LLC. - Unfunded Revolver (6), (8)	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	6
Efficient Collaborative Retail Marketing Company, LLC	09/30/2026	Media: Diversified and Production	14.06%	3M SOFR+ 976	8,323	8,345	6,659

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
			(PIK 3.75%)
ETE Intermediate II,LLC	05/29/2029	Diversified Consumer Services	9.58%	3M SOFR+ 525	1,660	1,650	1,660
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Diversified Consumer Services	9.58%	3M SOFR+ 525	166	166	166
ETE Intermediate II, LLC - Unfunded Revolver (8)	05/25/2029	Diversified Consumer Services	—	—	2,264	—	—
Eval Home Health Solutions Intermediate, LLC	05/10/2030	Healthcare, Education and Childcare	10.07%	1M SOFR+ 575	14,106	13,908	14,106
Eval Home Health Solutions Intermediate, LLC - Unfunded Revolver (8)	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	—
Exigo Intermediate II, LLC - Unfunded Revolver (8)	03/15/2027	Software	—	—	689	—	—
Express Wash Intermediate, LLC	04/10/2031	Automobiles	10.46%	3M SOFR+ 625	35,111	34,941	34,900
Express Wash Intermediate, LLC - Unfunded Revolver (8)	04/10/2031	Automobiles	—	—	2,139	—	(13)
First Medical Associates, LLC	06/13/2031	Healthcare Providers and Services	10.07%	—	7,500	7,425	7,425
First Medical Associates, LLC - Unfunded Term Loan (8)	06/13/2027	Healthcare Providers and Services	—	—	5,000	—	—
First Medical Associates, LLC - Unfunded Revolver (6) (8)	06/13/2031	Healthcare Providers and Services	—	—	1,000	—	—
Five Star Buyer, Inc.	02/23/2028	Hotels, Restaurants and Leisure	11.46%	3M SOFR+ 715	4,356	4,309	4,268
			(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (8)	02/23/2028	Hotels, Restaurants and Leisure	—	—	370	—	(7)
Gauge ETE Blocker, LLC - Promissory Note	05/21/2029	Diversified Consumer Services	PIK 12.56%	—	277	277	277
GGG MIDCO, LLC	09/27/2030	Diversified Consumer Services	9.30%	3M SOFR+ 500	41,477	41,101	41,477
GGG Midco, LLC - Unfunded Term Loan (8)	09/27/2026	Diversified Consumer Services	—	—	11,128	—	111
GGG MIDCO, LLC – Unfunded Revolver (8)	09/27/2030	Diversified Consumer Services	—	—	1,311	—	—
Global Holdings InterCo LLC	03/16/2026	Diversified Financial Services	9.92%	1M SOFR+ 560	4,740	4,712	4,550
Graffiti Buyer, Inc.	08/10/2027	Trading Companies & Distributors	9.92%	3M SOFR+ 560	1,341	1,333	1,314
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	08/10/2027	Trading Companies & Distributors	—	—	984	—	(12)
Graffiti Buyer, Inc. - Unfunded Revolver (6), (8)	08/10/2027	Trading Companies & Distributors	—	—	865	—	(17)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.90%	3M SOFR+ 560	3,916	3,887	3,897
Hancock Roofing and Construction L.L.C. - Funded Revolver (6)	12/31/2026	Insurance	9.93%	3M SOFR+ 560	750	750	746
Halo Buyer, Inc.	08/07/2029	Consumer products	10.33%	1M SOFR+ 600	10,626	10,527	10,307
Halo Buyer, Inc. - Funded Revolver	08/07/2029	Consumer products	10.32%	1M SOFR+ 600	499	499	468
Halo Buyer, Inc. - Unfunded Revolver (8)	08/07/2029	Consumer products	—	—	2,223	—	(136)
Harris & Co. LLC	08/09/2030	Professional Services	9.33%	3M SOFR+ 500	78,755	78,112	78,755
Harris & Co. LLC. - Unfunded Term Loan B (8)	02/09/2026	Professional Services	—	—	22,533	—	197
Harris & Co. LLC - Unfunded Revolver (8)	08/09/2030	Professional Services	—	—	14,500	—	—
HEC Purchaser Corp.	06/18/2029	Healthcare, Education and Childcare	9.72%	3M SOFR+ 550	9,578	9,478	9,578
Hills Distribution Inc.	11/08/2029	Distributors	10.32%	1M SOFR+ 600	17,109	16,928	17,109
Hills Distribution Inc. - Unfunded Term Loan (8)	11/07/2025	Distributors	—	—	1,514	—	15
HW Holdco, LLC	05/11/2026	Media	10.16%	3M SOFR+ 590	10,098	10,075	10,098
HW Holdco, LLC - Unfunded Revolver (6), (8)	05/11/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (6)	09/22/2028	Professional Services	9.28%	3M SOFR+ 500	4,465	4,419	4,432
IG Investments Holdings, LLC - Unfunded Revolver (6), (8)	09/22/2028	Professional Services	—	—	722	—	(5)
Imagine Acquisitionco, LLC - Unfunded Revolver (8)	11/16/2027	Software	—	—	1,193	—	(3)
Impact Advisors, LLC	03/19/2032	Business Services	9.05%	3M SOFR+ 475	16,559	16,478	16,476
Impact Advisors, LLC - Unfunded Term Loan (8)	03/21/2027	Business Services	—	—	9,723	—	—
Impact Advisors, LLC - Unfunded Revolver (8)	03/19/2032	Business Services	—	—	1,945	—	(10)
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	10.30%	3M SOFR+ 600	14,893	14,802	14,832
Infinity Home Services Holdco, Inc. (CAD)	12/28/2028	Commercial Services & Supplies	10.30%	3M SOFR+ 600	CAD 1,708	1,234	1,252
Infinity Home Services Holdco, Inc. - 3rd Amendment Unfunded Term Loan (8)	10/30/2026	Commercial Services & Supplies	—	—	7,069	—	(35)
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Commercial Services & Supplies	12.50%	3M SOFR+ 500	323	323	323
Infinity Home Services Holdco, Inc. - Unfunded Revolver (8)	12/28/2028	Commercial Services & Supplies	—	—	969	—	—
Inovex Information Systems Incorporated	12/17/2030	Software	9.55%	3M SOFR+ 525	7,960	7,904	7,960
Inovex Information Systems Incorporated - Unfunded Term Loan (8)	12/17/2026	Software	—	—	2,800	—	—
Inovex Information Systems Incorporated - Funded Revolver	12/17/2030	Software	9.58%	3M SOFR+ 525	1,435	1,435	1,435
Inovex Information Systems Incorporated - Unfunded Revolver (8)	12/17/2030	Software	—	—	2,065	—	—
Infolinks Media Buyco, LLC	11/02/2026	Media	9.80%	3M SOFR+ 550	5,328	5,294	5,328

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Inventus Power, Inc.	01/15/2026	Electronic Equipment, Instruments, and Components	11.94%	3M SOFR+ 761	4,900	4,885	4,900
Inventus Power, Inc. - Funded Revolver	01/15/2026	Electronic Equipment, Instruments, and Components	11.93%	3M SOFR+ 761	288	288	288
Inventus Power, Inc. - Unfunded Revolver (8)	01/15/2026	Electronic Equipment, Instruments, and Components	—	—	1,441	—	—
Keel Platform, LLC	01/20/2031	Metals and Mining	9.05%	3M SOFR+ 475	10,759	10,629	10,651
Keel Platform, LLC - Unfunded Term Loan (8)	01/20/2031	Metals and Mining	—	—	2,402	—	(6)
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.45%	3M SOFR+ 615	13,971	13,839	13,272
Kinetic Purchaser, LLC - Funded Revolver	11/10/2026	Personal Products	10.47%	3M SOFR+ 615	1,717	1,717	1,631
Kinetic Purchaser, LLC - Unfunded Revolver (6), (8)	11/10/2026	Personal Products	—	—	1,717	—	(86)
Lash OpCo, LLC	02/18/2027	Personal Products	12.14%	1M SOFR+ 785	11,209	11,149	10,985
			(PIK 5.10%)	—
Lash OpCo, LLC - Funded Revolver (6)	08/16/2026	Personal Products	12.14%	1M SOFR+ 785	2,944	2,944	2,886
			(PIK 5.10%)
LAV Gear Holdings, Inc. (10)	10/31/2025	Capital Equipment	—	—	13,653	13,415	10,226
LAV Gear Holdings, Inc. - Incremental TL	10/31/2025	Capital Equipment	10.00%	—	999	953	1,249
LAV Gear Holdings, Inc. - Funded Revolver (6) (10)	10/31/2025	Capital Equipment	—	—	1,771	1,750	1,326
Ledge Lounger, Inc.	11/09/2026	Leisure Products	11.95%	3M SOFR+ 765	3,674	3,666	3,453
			(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	11/09/2026	Leisure Products	11.95%	3M SOFR+ 765	662	662	622
			(PIK 1.00%)
Lightspeed Buyer Inc.	02/03/2027	Healthcare Technology	9.05%	3M SOFR+ 475	27,975	27,867	27,975
Lightspeed Buyer Inc. - Unfunded Revolver (6), (8)	02/03/2027	Healthcare Technology	—	—	2,499	—	—
LJ Avalon Holdings, LLC	02/01/2030	Construction & Engineering	9.03%	3M SOFR+ 475	3,656	3,620	3,656
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	10/01/2025	Construction & Engineering	—	—	1,021	—	5
LJ Avalon Holdings, LLC - Unfunded Revolver (6), (8)	02/01/2029	Construction & Engineering	—	—	1,130	—	—
Loving Tan Intermediate II, Inc.	05/31/2028	Personal Products	9.80%	3M SOFR+ 550	57,340	56,667	57,053
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	07/14/2025	Personal Products	—	—	10,823	—	54
Loving Tan Intermediate II, Inc. - Funded Revolver	05/31/2028	Personal Products	9.80%	3M SOFR+ 550	1,780	1,780	1,771
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	05/31/2028	Personal Products	—	—	3,559	—	(18)
LSF9 Atlantis Holdings, LLC	07/02/2029	Specialty Retail	8.55%	3M SOFR+ 425	6,211	6,211	6,203
Lucky Bucks, LLC - First-out Term Loan	10/02/2028	Hotels, Restaurants and Leisure	11.96%	1M SOFR+ 765	257	257	257
Lucky Bucks, LLC - Last-out Term Loan	10/02/2029	Hotels, Restaurants and Leisure	11.96%	1M SOFR+ 765	525	525	439
MAG DS Corp.	04/01/2027	Aerospace and Defense	9.90%	3M SOFR+ 560	7,229	7,025	6,940
Marketplace Events Acquisition, LLC	12/19/2030	Media	9.55%	3M SOFR+ 525	55,300	54,801	55,300
Marketplace Events Acquisition, LLC - Unfunded Term Loan (8)	06/19/2026	Media	—	—	9,754	—	98
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2030	Media	9.57%	—	1,829	1,829	1,829
Marketplace Events Acquisition, LLC - Unfunded Revolver (8)	12/19/2030	Media	—	—	4,267	—	—
MBS Holdings, Inc.	04/16/2027	Internet Software and Services	9.28%	3M SOFR+ 510	501	499	501
MBS Holdings, Inc. - Unfunded Revolver (6), (8)	04/16/2027	Internet Software and Services	—	—	1,157	—	—
MDI Buyer, Inc.	07/25/2028	Commodity Chemicals	9.05%	3M SOFR+ 475	5,079	5,032	5,028
MDI Buyer, Inc. - Unfunded Term Loan (8)	07/25/2028	Commodity Chemicals	—	—	4,416	—	(11)
MDI Buyer, Inc. - Funded Revolver	07/25/2028	Commodity Chemicals	11.50%	3M SOFR+ 400	1,186	1,186	1,175
MDI Buyer, Inc. - Unfunded Revolver (6), (8)	07/25/2028	Commodity Chemicals	—	—	691	—	(7)
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.95%	3M SOFR+ 565	1,943	1,927	1,914
Meadowlark Acquirer, LLC - Funded Revolver	12/10/2027	Professional Services	9.95%	3M SOFR+ 565	339	339	333
Meadowlark Acquirer, LLC - Unfunded Revolver (8)	12/10/2027	Professional Services	—	—	1,354	—	(20)
Medina Health, LLC	10/20/2028	Healthcare Providers and Services	10.57%	3M SOFR+ 625	17,480	17,266	17,524
Medina Health, LLC - Unfunded Revolver (8)	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Megawatt Acquisitionco, Inc.	03/01/2030	Electronic Equipment, Instruments, and Components	9.80%	3M SOFR+ 550	6,913	6,827	6,380
Megawatt Acquisitionco, Inc. - Funded Revolver	03/01/2030	Electronic Equipment, Instruments, and Components	9.83%	3M SOFR+ 550	845	845	780
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	2,405	—	(185)
MOREGroup Holdings, Inc.	01/16/2030	Construction & Engineering	9.57%	3M SOFR+ 525	31,600	31,225	31,600
MOREGroup Holdings, Inc. - Unfunded Term Loan (8)	01/16/2026	Construction & Engineering	—	—	11,056	—	111
MOREGroup Holdings, Inc. - Unfunded Revolver (8)	01/16/2030	Construction & Engineering	—	—	6,634	—	—
Municipal Emergency Services, Inc.	10/01/2027	Distributors	9.45%	3M SOFR+ 515	3,842	3,811	3,842
Municipal Emergency Services, Inc. - Unfunded Term Loan (8)	09/28/2027	Distributors	—	—	340	—	3
Municipal Emergency Services, Inc. - Unfunded Revolver (6), (8)	10/01/2027	Distributors	—	—	947	—	—
NBH Group LLC - Unfunded Revolver (6), (8)	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare Providers and Services	10.65%	3M SOFR+ 635	19,650	19,341	19,503
NORA Acquisition, LLC - Funded Revolver	08/31/2029	Healthcare Providers and Services	10.65%	3M SOFR+ 635	822	822	816
NORA Acquisition, LLC - Unfunded Revolver (6), (8)	08/31/2029	Healthcare Providers and Services	—	—	4,657	—	(35)
Omnia Exterior Solutions, LLC	12/31/2029	Diversified Consumer Services	9.55%	3M SOFR+ 525	23,543	23,368	23,308
Omnia Exterior Solutions, LLC - Unfunded Term Loan (8)	09/30/2026	Diversified Consumer Services	—	—	12,802	—	(16)
Omnia Exterior Solutions, LLC - Funded Revolver	12/31/2029	Diversified Consumer Services	9.57%	—	840	840	832
Omnia Exterior Solutions, LLC - Unfunded Revolver (6), (8)	12/31/2029	Diversified Consumer Services	—	—	3,360	—	(34)
One Stop Mailing, LLC	05/07/2027	Air Freight and Logistics	10.69%	3M SOFR+ 636	8,342	8,275	8,342
ORL Acquisition, Inc. (6)	09/03/2027	Consumer Finance	13.70%	3M SOFR+ 940	4,894	4,853	4,405
			(PIK 7.50%)
ORL Acquisition, Inc. - Unfunded Revolver (6), (8)	09/03/2027	Consumer Finance	—	—	215	—	(22)
OSP Embedded Purchaser, LLC	12/17/2029	Aerospace and Defense	10.07%	3M SOFR+ 575	40,438	40,044	39,791
OSP Embedded Purchaser, LLC - Unfunded Revolver (8)	12/17/2029	Aerospace and Defense	—	—	2,932	—	(47)
Output Services Group, Inc. - First-out Term Loan	11/30/2028	Business Services	12.71%	3M SOFR+ 843	521	521	521
Output Services Group, Inc. - Last-out Term Loan	05/30/2028	Business Services	10.96%	3M SOFR+ 668	1,058	1,058	1,058
Pacific Purchaser, LLC	10/02/2028	Professional Services	10.56%	3M SOFR+ 625	5,999	5,915	5,933
Pacific Purchaser, LLC - Unfunded Revolver (8)	10/02/2028	Professional Services	—	—	1,799	—	(20)
PAR Excellence Holdings, Inc.	09/03/2030	Healthcare Technology	9.32%	3M SOFR+ 500	27,500	27,246	27,225
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	09/03/2030	Healthcare Technology	—	—	4,692	—	(47)
PCS Midco, Inc.	03/01/2030	Professional Services	10.05%	3M SOFR+ 575	9,089	8,985	9,135
PCS Midco, Inc. - Unfunded Term Loan (8)	03/02/2026	Professional Services	—	—	2,249	—	34
PCS Midco, Inc. - Funded Revolver	03/01/2030	Professional Services	10.05%	—	133	133	133
PCS Midco, Inc. - Unfunded Revolver (8)	03/01/2030	Professional Services	—	—	1,638	—	8
PL Acquisitionco, LLC	11/09/2027	Textiles, Apparel and Luxury Goods	11.50%	3M SOFR+ 725	6,092	6,043	3,777
			(PIK 7.00%)
PL Acquisitionco, LLC - Unfunded Revolver (8)	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	1,145	—	(435)
PlayPower, Inc.	08/28/2030	Leisure Products	9.55%	1M SOFR+ 525	32,167	31,972	31,845
PlayPower, Inc. - Unfunded Revolver (8)	08/28/2030	Leisure Products	—	—	3,981	—	(40)
Project Granite Buyer,Inc.	12/31/2030	Professional Services	10.05%	3M SOFR+ 575	11,924	11,818	12,043
Project Granite Buyer, Inc. - Unfunded Term Loan (8)	12/31/2026	Professional Services	—	—	1,708	—	34
Project Granite Buyer,Inc. - Unfunded Revolver (8)	12/31/2030	Professional Services	—	—	2,846	—	28
Pragmatic Institute, LLC	03/28/2030	Professional Services	9.80%	—	562	562	499
Rancho Health MSO, Inc.	06/20/2029	Healthcare Equipment and Supplies	9.55%	3M SOFR+ 525	4,286	4,268	4,286
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	06/30/2026	Healthcare Equipment and Supplies	—	—	3,034	—	28
Rancho Health MSO, Inc. - Funded Revolver (6)	06/20/2029	Healthcare Equipment and Supplies	9.55%	3M SOFR+ 525	1,540	1,540	1,540
Rancho Health MSO, Inc. - Unfunded Revolver (6), (8)	06/20/2029	Healthcare Equipment and Supplies	—	—	1,760	—	—
Recteq, LLC	01/29/2026	Leisure Products	10.72%	3M SOFR+ 640	1,436	1,433	1,429
Recteq, LLC - Funded Revolver	01/29/2026	Leisure Products	10.46%	3M SOFR+ 625	360	360	358
Recteq, LLC - Unfunded Revolver (6), (8)	01/29/2026	Leisure Products	—	—	936	—	(5)
Riverpoint Medical, LLC	06/21/2027	Healthcare Equipment and Supplies	9.30%	3M SOFR+ 500	9,753	9,751	9,753

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Riverpoint Medical, LLC - Unfunded Revolver (6), (8)	06/21/2027	Healthcare Equipment and Supplies	—	—	909	—	—
Ro Health, LLC	01/17/2031	Healthcare Providers and Services	9.30%	3M SOFR+ 500	16,476	16,366	16,476
Ro Health, LLC - Unfunded Revolver (8)	01/17/2031	Healthcare Providers and Services	—	—	7,765	—	—
RRA Corporate, LLC	08/15/2029	Diversified Consumer Services	9.57%	3M SOFR+ 525	20,501	20,315	20,337
RRA Corporate, LLC - Unfunded Term Loan 2 (8)	08/17/2026	Diversified Consumer Services	—	—	15,312	—	31
RRA Corporate, LLC - Funded Revolver	08/15/2029	Diversified Consumer Services	9.55%	3M SOFR+ 525	3,761	3,761	3,731
RRA Corporate, LLC - Unfunded Revolver (8)	08/15/2029	Diversified Consumer Services	—	—	2,955	—	(24)
RTIC Subsidiary Holdings, LLC	05/03/2029	Leisure Products	10.07%	3M SOFR+ 575	41,679	41,145	40,950
RTIC Subsidiary Holdings, LLC - Funded Revolver	05/03/2029	Leisure Products	10.07%	3M SOFR+ 575	3,767	3,767	3,701
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	05/03/2029	Leisure Products	—	—	5,650	—	(99)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/15/2029	Professional Services	10.05%	3M SOFR+ 575	1,132	1,118	1,104
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Term Loan (8)	06/26/2026	Professional Services	—	—	1,146	—	(23)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Funded Revolver	06/15/2029	Professional Services	10.05%	3M SOFR+ 575	487	487	475
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.) - Unfunded Revolver (6), (8)	06/15/2029	Professional Services	—	—	373	—	(9)
Sabel Systems Technology Solutions, LLC	10/31/2030	Government Services	10.07%	3M SOFR+ 575	26,716	26,480	26,716
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (8)	10/31/2030	Government Services	—	—	3,634	—	—
Safe Haven Defense US LLC	05/23/2029	Building Products	9.57%	3M SOFR+ 525	13,453	13,280	13,453
Safe Haven Defense US LLC - Unfunded Revolver (8)	05/23/2029	Building Products	—	—	2,920	—	—
Sales Benchmark Index LLC	07/07/2026	Professional Services	10.50%	3M SOFR+ 620	2,512	2,507	2,512
Sales Benchmark Index LLC - Funded Revolver	07/07/2026	Professional Services	9.50%	3M SOFR+ 520	754	754	754
Sales Benchmark Index LLC - Unfunded Revolver (6), (8)	07/07/2026	Professional Services	—	—	323	—	—
Sath Industries, LLC	12/17/2029	Event Services	9.82%	3M SOFR+ 550	11,323	11,223	11,323
Sath Industries, LLC - Unfunded Revolver (8)	12/17/2029	Event Services	—	—	2,466	—	—
Schlesinger Global, Inc.	07/21/2025	Professional Services	12.93%	3M SOFR+ 860	15,765	15,763	14,977
			(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	07/21/2025	Professional Services	12.93%	3M SOFR+ 860	1,650	1,650	1,567
			(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (6), (8)	07/21/2025	Professional Services	—	—	401	—	(20)
Seacoast Service Partners, LLC	12/20/2029	Diversified Consumer Services	9.32%	3M SOFR+ 500	10,623	10,539	10,251
Seacoast Service Partners, LLC - Unfunded Term Loan (8)	12/21/2026	Diversified Consumer Services	—	—	5,653	—	(148)
Seacoast Service Partners, LLC - Funded Revolver	12/20/2029	Diversified Consumer Services	9.32%	3M SOFR+ 500	616	616	594
Seacoast Service Partners, LLC - Unfunded Revolver (8)	12/20/2029	Diversified Consumer Services	—	—	1,507	—	(53)
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.47%	3M SOFR+ 615	1,887	1,868	1,778
Sigma Defense Systems, LLC	12/20/2027	IT Services	11.47%	3M SOFR+ 715	20,197	19,948	20,197
Sigma Defense Systems, LLC - Funded Revolver	12/20/2027	IT Services	11.47%	3M SOFR+ 715	762	762	762
Sigma Defense Systems, LLC - Unfunded Revolver (6), (8)	12/20/2027	IT Services	—	—	2,550	—	—
Smartronix, LLC	02/06/2032	Aerospace and Defense	8.80%	1M SOFR+ 450	5,985	5,928	5,985
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+ 610	2,523	2,523	2,160
			(PIK 1.50%)
Smile Brands Inc. - Funded Revolver	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+ 610	782	782	670
Smile Brands Inc. - Unfunded Revolver (6), (8)	10/12/2027	Healthcare and Pharmaceuticals	—	—	796	—	(115)
Smile Brands Inc. LC - Unfunded Revolver (6), (8)	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(14)
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	9.45%	3M SOFR+ 515	2,956	2,935	2,956
Spendmend Holdings LLC - Unfunded Term Loan (8)	11/25/2026	Healthcare Technology	—	—	2,922	—	15
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Healthcare Technology	9.38%	3M SOFR+ 515	149	149	149
Spendmend Holdings LLC - Unfunded Revolver (8)	03/01/2028	Healthcare Technology	—	—	743	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
SV-Aero Holdings, LLC - Term Loan	11/01/2030	Aerospace and Defense	9.55%	3M SOFR+ 525	15,373	15,308	15,373
SV-Aero Holdings, LLC - Unfunded Term Loan (8)	11/02/2026	Aerospace and Defense	—	—	7,259	—	36
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	8.92%	3M SOFR+ 475	37,363	37,088	37,064
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.01%	3M SOFR+ 475	3,098	3,098	3,073
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC) - Unfunded Term Loan (8)	06/12/2027	Aerospace and Defense	—	—	6,335	—	(19)
System Planning and Analysis, Inc. - Unfunded Revolver (8)	08/16/2027	Aerospace and Defense	—	—	5,266	—	(42)
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/2029	Media	10.82%	3M SOFR+ 650	6,913	6,822	6,913
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	01/23/2029	Media	13.00%	3M SOFR+ 550	485	485	485
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	01/23/2029	Media	—	—	1,941	—	—
Team Services Group, LLC	12/20/2027	Healthcare Providers and Services	9.53%	3M SOFR+ 525	10,342	10,196	10,278
The Bluebird Group LLC	07/28/2026	Professional Services	10.20%	3M SOFR+ 590	8,476	8,425	8,476
The Bluebird Group LLC - Unfunded Revolver (6), (8)	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (6)	08/31/2028	Construction & Engineering	9.42%	1M SOFR+ 510	8,912	8,850	8,894
The Vertex Companies, LLC - Unfunded Term Loan (8)	11/04/2026	Construction & Engineering	—	—	9,122	—	50
The Vertex Companies, LLC - Funded Revolver	08/31/2028	Construction & Engineering	9.42%	1M SOFR+ 510	729	729	728
The Vertex Companies, LLC - Unfunded Revolver (6), (8)	08/31/2028	Construction & Engineering	—	—	4,743	—	(9)
TPC US Parent, LLC	11/24/2025	Food Products	10.20%	3M SOFR+ 590	11,797	11,773	11,785
TransGo, LLC	12/29/2028	Auto Components	10.07%	3M SOFR+ 575	10,734	10,604	10,788
TransGo, LLC - Unfunded Revolver (6), (8)	12/29/2028	Auto Components	—	—	4,440	—	22
Tyto Athene, LLC	04/03/2028	IT Services	9.19%	3M SOFR+ 490	11,875	11,786	11,590
US Fertility Enterprises, LLC	10/11/2031	Healthcare Providers and Services	8.78%	1M SOFR+ 450	54	54	54

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Urology Management Holdings, Inc.	06/15/2027	Healthcare Providers and Services	9.80%	1M SOFR+ 550	3,579	3,565	3,565
Urology Management Holdings, Inc. - Unfunded Term Loan (8)	09/03/2026	Healthcare Providers and Services	—	—	2,400	—	2
VRS Buyer, Inc.	11/22/2030	Road and Rail	9.08%	3M SOFR+ 475	8,000	7,948	7,960
VRS Buyer, Inc. - Unfunded Term Loan (8)	11/23/2026	Road and Rail	—	—	7,644	—	19
VRS Buyer, Inc. - Unfunded Revolver (8)	11/22/2030	Road and Rail	—	—	3,822	—	(19)
Walker Edison Furniture, LLC - Term Loan (10)	03/01/2029	Wholesale	—	—	7,655	6,547	—
Walker Edison Furniture Company, LLC - Unfunded Term Loan (8), (10)	03/01/2029	Wholesale	—	—	313	—	(313)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (10)	03/01/2029	Wholesale	—	—	1,667	1,667	167
Watchtower Intermediate, LLC	12/03/2029	Electronic Equipment, Instruments, and Components	10.30%	3M SOFR+ 600	11,076	10,942	11,065
Watchtower Intermediate, LLC - Unfunded Revolver (8)	12/03/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	(6)
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	8.56%	3M SOFR+ 426	3,456	3,453	3,440
Wash & Wax Systems LLC	04/30/2028	Consumer Services	PIK 9.78%	3M SOFR+ 550	4,529	4,610	4,611
Wash & Wax Systems LLC -Funded Revolver	04/30/2028	Consumer Services	PIK 9.78%	3M SOFR+ 550	17	17	17
Wash & Wax Systems LLC -Unfunded Revolver (6) (8)	04/30/2028	Consumer Services	—		830	—	—
Total First Lien Secured Debt						$1,930,158	$1,912,951
Subordinate Debt - 1.1%
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare Providers and Services	PIK 15%	—	1,165	1,152	1,154
Integrative Nutrition, LLC- Promissory Note #1	04/15/2030	Consumer Services	—	—	2,623	2,258	2,243
Integrative Nutrition, LLC- Promissory Note #2	04/15/2033	Consumer Services	—	—	5,975	2,763	2,763
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Consumer Finance	18.00%	—	13	13	10
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	03/08/2028	Consumer Finance	—	—	13	—	(3)
OSP Embedded Aggregator, LP - Convertible Note	05/08/2030	Aerospace and Defense	12.00%	—	47	471	573
Schlesinger Global, LLC - Promissory Note	01/08/2026	Professional Services	12.93%	3M SOFR+ 860	66	66	136
StoicLane, Inc. - Convertible Notes	08/16/2027	Healthcare Technology	12.00%	—	2,288	2,288	2,529
StoicLane, Inc. - Unfunded Convertible Notes (8)	08/16/2027	Healthcare Technology	—	—	763	—	80
Wash & Wax Systems LLC - Holdco	07/30/2028	Consumer Services	12.00%	—	3,021	3,021	3,021
Total Subordinate Debt						$12,032	$12,506
Preferred Equity - 1.7% (5)
Accounting Platform Blocker, Inc		Professional Services	—	—	1,075,900	1,076	1,076
Ad.net Holdings, Inc.		Media	—	—	6,720	672	816
AFC Acquisitions, Inc. Preferred Equity (F-2) (7)		Distributors	—	—	825	1,262	1,043
AFC Acquisitions, Inc. Preferred Equity (G-2) (7)		Distributors	—	—	18	31	23
AFC Acquisitions, Inc. Preferred Equity (H-2) (7)		Distributors	—	—	10	20	13
AFC Acquisitions, Inc. Preferred Equity (I-2) (7)		Distributors	—	—	9	19	12
AFC Acquisitions, Inc. Preferred Equity (J-2) (7)		Distributors	—	—	17	34	22
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (6), (7)		Media	—	—	2,018	2,018	1,903
BioDerm Holdings, LP		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,276
Cartessa Aesthetics, LLC (7)		Distributors	—	—	1,437,500	1,438	3,071
Connatix Parent, LLC		Media	—	—	5,311	5	5
C5MI Holdco, LLC. (7)		IT Services	—	—	228,900	223	259
EvAL Home Health Solutions, LLC (7)		Healthcare, Education and Childcare	—	—	876,386	1,455	1,367
Gauge Schlesinger Coinvest LLC		Professional Services	—	—	64	64	30
Hancock Claims Consultants Investors, LLC (7)		Insurance	—	—	116,588	76	142
Imagine Topco, LP		Software	8.00%	—	1,236,027	1,236	1,589
Magnolia Topco LP - Class A (7)		Automobiles	—	—	47	47	53
Magnolia Topco LP - Class A-1 Preferred Equity (7)		Automobiles	—	—	16	16	32
Magnolia Topco LP - Class B (7)		Automobiles	—	—	31	20	16
Megawatt Acquisition Partners, LLC		Electronic Equipment, Instruments, and Components	—	—	9,360	936	597
NXOF Holdings, Inc. (Tyto Athene, LLC) (6)		IT Services	—	—	1,935	1,935	2,147
ORL Holdco, Inc. (6)		Consumer Finance	—	—	1,327	133	19
PL Acquisitionco, LLC (7)		Textiles, Apparel and Luxury Goods	—	—	122	122	—
RTIC Parent Holdings, LLC - Class A (7)		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Class C (7)		Leisure Products	—	—	18,450	1,215	1,843
RTIC Parent Holdings, LLC - Class D (7)		Leisure Products	—	—	19,584	196	252
SP L2 Holdings LLC		Leisure Products	—	—	135,240	33	3
SP L2 Holdings LLC - Unfunded (8)		Leisure Products	—	—	77,280	—	(17)
TPC Holding Company, LP (6)		Food Products	—	—	409	409	563
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (6)		Construction & Engineering	—	—	37	35	50
UniTek Global Services, Inc. - Super Senior Preferred Equity (6)		Telecommunications	20.00%	—	320,711	321	596
UniTek Global Services, Inc. - Senior Preferred Equity (6)		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. (6)		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity						$17,488	$18,801
Common Equity/Warrants - 15.5% (5)
A1 Garage Equity, LLC (7)		Commercial Services & Supplies	—	—	647,943	648	1,082
ACP Big Top Holdings, L.P.		Construction & Engineering	—	—	3,000,500	2,883	3,503
Ad.net Holdings, Inc. (6)		Media	—	—	7,467	75	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Aechelon InvestCo, LP		Aerospace and Defense	—	—	29,917	2,992	9,633
Aechelon InvestCo, LP - Unfunded (8)		Aerospace and Defense	—	—	33,433	—	—
Aftermarket Drivetrain Products Holdings, LLC		Auto Components	—	—	2,632	2,632	3,927
AG Investco LP (6), (7)		Software	—	—	8,052	805	152
AG Investco LP (6), (7), (8)		Software	—	—	1,948	—	(158)
Altamira Intermediate Company II, Inc. (6)		IT Services	—	—	1,437,500	1,438	1,474
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (6), (7)		Media	—	—	2,018	—	—
Athletico Holdings, LLC (7)		Healthcare Providers and Services	—	—	4,678	5,000	3,517
Azureon Holdings, LLC (7)		Diversified Consumer Services	—	—	1,130,707	1,131	950
BioDerm Holdings, LP		Healthcare Equipment and Supplies	—	—	1,313	—	—
Burgess Point Holdings, LP		Auto Components	—	—	112	114	115
By Light Investco LP (6), (7)		High Tech Industries	—	—	22,789	687	20,326
Carisk Parent, L.P.		Healthcare Technology	—	—	239,680	240	231
Carnegie HoldCo, LLC (7)		Professional Services	—	—	2,719,600	2,646	2,230
Connatix Parent, LLC (6)		Media	—	—	182,141	421	215
Consello Pacific Aggregator, LLC (7)		Professional Services	—	—	1,025,476	973	769
Crane 1 Acquisition Parent Holdings, L.P. (6)		Commercial Services & Supplies	—	—	130	120	256
C5MI Holdco, LLC. (7)		IT Services	—	—	1,659,050	1,659	1,001
Delta InvestCo LP (Sigma Defense Systems, LLC) (6), (7)		IT Services	—	—	804,615	763	1,271
Delta InvestCo LP (Sigma Defense Systems, LLC) - Unfunded (6), (7), (8)		IT Services	—	—	200,255	—	—
DUGGAL EQUITY, LP		Marketing Services	—	—	686	686	697
eCommission Holding Corporation (6), (9)		Banking, Finance, Insurance & Real Estate	—	—	20	226	574
EDS Topco, LP		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	1,818
Events TopCo, LP		Event Services	—	—	1,016,800	1,017	1,168
Exigo, LLC		Software	—	—	541,667	542	611
FedHC InvestCo LP (6), (7)		Aerospace and Defense	—	—	22,671	810	3,043
FedHC InvestCo LP - Unfunded (6), (7), (8)		Aerospace and Defense	—	—	3,721	—	—
First Medical Holdings, LLC		Healthcare Providers and Services	—	—	75,000	750	750
Five Star Parent Holdings, LLC		Hotels, Restaurants and Leisure	—	—	655,714	656	174
Gauge ETE Blocker, LLC		Diversified Consumer Services	—	—	374,444	374	352
Gauge Lash Coinvest LLC (6)		Personal Products	—	—	2,057,387	1,588	5,006
Gauge Loving Tan, LP		Personal Products	—	—	2,914,701	2,915	3,459
Gauge Schlesinger Coinvest LLC (6)		Professional Services	—	—	465	476	216
GCP Boss Holdco, LLC		Independent Power and Renewable Electricity Producers	—	—	2,194,800	2,195	2,634
GCOM InvestCo LP (6)		IT Services	—	—	19,184	3,342	4,663
GGG Topco, LLC (7)		Diversified Consumer Services	—	—	2,759,800	2,760	2,874
GMP Hills, L.P.		Distributors	—	—	4,430,843	4,431	4,830
Hancock Claims Consultants Investors, LLC (6), (7)		Insurance	—	—	450,000	448	230
HPA SPQ Aggregator LP		Professional Services	—	—	750,399	750	483
HV Watterson Holdings, LLC		Professional Services	—	—	100,000	100	—
Icon Partners V C, L.P.		Internet Software and Services	—	—	1,896,013	1,896	1,800
Icon Partners V C, L.P. - Unfunded (6), (8)		Internet Software and Services	—	—	603,987	—	(30)
Imagine Topco, LP		Software	—	—	1,236,027	—	—
IHS Parent Holdngs, L.P.		Commercial Services & Supplies	—	—	1,218,045	1,218	1,693
Ironclad Holdco, LLC (Applied Technical Services, LLC) (6)		Commercial Services & Supplies	—	—	6,355	668	998
ITC Infusion Co-invest, LP (7)		Healthcare Equipment and Supplies	—	—	116,032	1,195	2,518
Kinetic Purchaser, LLC		Personal Products	—	—	1,734,775	1,735	170
Kinetic Purchaser, LLC - Class AA		Personal Products	—	—	153,339	179	359
KL Stockton Co-Invest LP (Any Hour Services) (6), (7)		Energy Equipment and Services	—	—	382,353	385	530
Lightspeed Investment Holdco LLC (6)		Healthcare Technology	—	—	585,587	586	2,178
LJ Avalon, LP		Construction & Engineering	—	—	1,638,043	1,638	2,539
Lucky Bucks, LLC		Hotels, Restaurants and Leisure	—	—	73,870	2,062	334
Marketplace Events Holdings, LP		Media: Diversified and Production	—	—	40,990	4,099	4,492
Magnolia Topco LP - Class A (7)		Automobiles	—	—	46,974	—	—
Magnolia Topco LP - Class B (7)		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP		Commodity Chemicals	—	—	11,078	1,122	1,195
Meadowlark Title, LLC (7)		Professional Services	—	—	819,231	806	107
Megawatt Acquisition Partners, LLC - Common A Equity		Electronic Equipment, Instruments, and Components	—	—	1,040	104	—
Municipal Emergency Services, Inc. (6)		Distributors	—	—	1,973,370	2,005	3,572
NEPRT Parent Holdings, LLC (Recteq, LLC) (6), (7)		Leisure Products	—	—	1,494	1,438	213
New Insight Holdings, Inc.		Business Services	—	—	158,348	2,771	2,766
New Medina Health, LLC (7)		Healthcare Providers and Services	—	—	2,672,646	2,673	3,587
NFS - CFP Holdings LLC		Commercial Services & Supplies	—	—	1,337,017	1,337	1,510
NORA Parent Holdings, LLC (7)		Healthcare Providers and Services	—	—	2,544	2,525	1,213
North Haven Saints Equity Holdings, LP (7)		Healthcare Technology	—	—	223,602	224	241
NXOF Holdings, Inc. (Tyto Athene, LLC) (6)		IT Services	—	—	1,935	496	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (6), (7)		Aerospace and Defense	—	—	211,940	2,119	2,702
OES Co-Invest, LP - Class A		Diversified Consumer Services	—	—	1,560	1,574	1,919
OHCP V BC COI, L.P.		Distributors	—	—	1,166,407	1,166	688
OHCP V BC COI, L.P. - Unfunded (8)		Distributors	—	—	83,593	—	(34)
ORL Holdco, Inc. (6)		Consumer Finance	—	—	1,327	15	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	1,728	1,728	2,101

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS-(Continued)

June 30, 2025

(in thousands, except share data)

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Output Services Group, Inc.		Business Services	—	—	80,170	642	871
PAR Excellence Holdings, Inc.		Healthcare Technology	—	—	3,160	3,171	3,901
PCS Parent, LP		Professional Services	—	—	423,247	423	444
PennantPark-TSO Senior Loan Fund, LP (6), (9)		Financial Services	—	—	11,167,847	11,168	8,397
Pink Lily Holdco, LLC (7)		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Pragmatic Institute, LLC		Professional Services	—	—	18	—	—
Project Granite Holdings, LLC		Professional Services	—	—	1,139	1,139	1,174
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	235,194	235	349
QuantiTech InvestCo LP (6), (7)		Aerospace and Defense	—	—	700	—	98
QuantiTech InvestCo LP - Unfunded (6), (7) (8)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (6), (7)		Aerospace and Defense	—	—	40	12	7
RFMG Parent, LP (Rancho Health MSO, Inc.) (6)		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,383
Ro Health Holdings, Inc.		Healthcare Providers and Services	—	—	536,400	536	713
Safe Haven Defense MidCo, LLC (7)		Building Products	—	—	641	641	640
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (6)		Professional Services	—	—	64,634	646	802
Sabel InvestCo, LP (7)		Government Services	—	—	87,524	2,271	2,896
Sabel InvestCo, LP - Unfunded (7), (8)		Government Services	—	—	131,286	—	—
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	74
Seacoast Service Partners, LLC - Equity Co-Invest		Diversified Consumer Services	—	—	429	549	462
SP L2 Holdings, LLC (Ledge Lounger, Inc.)		Leisure Products	—	—	360,103	360	—
SSC Dominion Holdings, LLC - Class B (US Dominion, Inc.) (6)		Capital Equipment	—	—	12	12	1,453
StellPen Holdings, LLC (CF512, Inc.) (6)		Media	—	—	161,538	162	118
SV Aero Holdings, LLC (7)		Aerospace and Defense	—	—	61	529	1,487
TAC LifePort Holdings, LLC (6), (7)		Aerospace and Defense	—	—	533,833	502	1,206
TCG 3.0 Jogger Co-Invest, LP		Media	—	—	9,108	1,760	1,080
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (7)		Media	—	—	223,137	103	380
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (7) (8)		Media	—	—	142,469	—	—
TPC Holding Company, LP (6)		Food Products	—	—	409	22	—
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (6)		Construction & Engineering	—	—	37	1	3
Tinicum Space Coast Co-Invest, LLC (7)		Aerospace and Defense	—	—	466	4,702	5,186
UniTek Global Services, Inc.(C)		Telecommunications	—	—	213,739	—	—
UniVista Insurance (6), (7)		Insurance	—	—	400	—	113
Urology Partners Co., L.P.		Healthcare Providers and Services	—	—	694,444	694	1,229
Walker Edison Holdco LLC		Healthcare Providers and Services	—	—	36,458	3,450	—
Wash & Wax Systems LLC - Class A common Equity		Consumer Services	—	—	1,973	3,521	3,619
Watchtower Holdings, LLC (7)		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,204
WCP IvyRehab Coinvestment, LP (7)		Healthcare Providers and Services	—	—	208	208	245
WCP IvyRehab QP CF Feeder, LP (7)		Healthcare Providers and Services	—	—	3,754	3,793	4,433
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (7) (8)		Healthcare Providers and Services	—	—	246	—	—
UniTek Global Services, Inc.(W)		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC (Warrants) (7)		Hotels, Restaurants and Leisure	—	—	87,345	—	914
Total Common Equity/Warrants						$133,757	$168,318
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$2,093,435	$2,112,576
Investments in Controlled, Affiliated Portfolio Companies - 26.8% (3), (4)
First Lien Secured Debt - 21.9%
PennantPark Senior Secured Loan Fund I LLC (6), (9)	05/07/2029	Financial Services	12.29%	3M SOFR+ 800	237,650	237,650	237,650
Total First Lien Secured Debt						$237,650	$237,650
Equity Interests - 4.9%
PennantPark Senior Secured Loan Fund I LLC (6), (9)		Financial Services	—	—	123,725	123,725	53,289
Total Equity Interests						$123,725	$53,289
Total Investments in Controlled, Affiliated Portfolio Companies						361,375	290,939
Total Investments - 221.0%(11)						$2,454,810	$2,403,515
Cash and Cash Equivalents - 9.4%
BlackRock Federal FD Institutional 30			4.19%			$7,140	$7,140
Blackrock Liq Fedfund Gov CL Inst			4.24%			13,874	13,874
JPMorgan US Dollar Liquidity Inst			4.29%			5,985	5,985
JPMorgan U.S. Government Money Market Fund class agency			4.08%			3,220	3,220
Goldman Sachs Financial Square Government Fund			4.19%			8,965	8,965
Non-Money Market Cash						63,542	63,546
Total Cash and Cash Equivalents						$102,726	$102,730
Total Investments and Cash Equivalents - 230.5%						$2,557,536	$2,506,245
Liabilities in Excess of Other Assets - (130.5)%							(1,418,732)
Net Assets - 100%							$1,087,513

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

June 30, 2025

(in thousands, except share data)

(Unaudited)

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
(9)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2025, qualifying assets represent 88% of our total assets and non-qualifying assets represent 12% of our total assets.
(10)
Non-accrual security.
(11)
As of June 30, 2025, all investments are in U.S. companies.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

1. ORGANIZATION

PennantPark Floating Rate Capital Ltd. (the "Company", "we," "our" or "us") was organized as a Maryland corporation in October 2010. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. On April 14, 2022, trading of the Company’s common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC effective at market close on April 13, 2022.

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

JUNE 30, 2025

(Unaudited)

is secured by a diversified portfolio of the 2037-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. See Note 10.

In March 2021 and October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5% respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest interest rate is 4.15%.The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP ("PTSF"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of June 30, 2025, our capital commitment of $15.3 million is fully funded and we hold 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF. PTSF also invests primarily in middle-market and other corporate debt securities consistent with our strategy.

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

During the three and nine months ended June 30, 2025 we issued 2,800,000 shares and 21,638,000 shares of our common stock through the 2024 ATM Program, respectively at an average price of $11.31 per share and $11.34 per share raising $31.6 million and $244.8 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2024, we issued 8,770,000 shares and 13,263,436 shares of common stock through the 2022 ATM Program at an average price of $11.41 per share and $11.39 per share, raising $100.1 million and $150.6 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2025, in connection with the share issuance, we incurred $0.1 million and $0.3 million of deferred offering costs incurred related to establishing the 2024 ATM Program to additional paid in capital, respectively. During the three and nine months ended June 30, 2024, we incurred zero and $0.5 million of deferred offering costs related to establishing the 2022 ATM Program to additional paid in capital, respectively.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the creditworthiness of our portfolio companies, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s ("FASB’s"), Accounting Standards Codification, as amended ("ASC"), serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated financial statements are issued.

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

JUNE 30, 2025

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2025, we had two portfolio companies on non-accrual status, representing 1.0% and 0.5% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2024, we had two portfolio companies on non-accrual status, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes ("ASC 740"). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal excise tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the three and nine months ended June 30, 2025, we recorded a provision for taxes on net investment income of $0.2 million and $0.7 million, respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2024, we recorded a provision for taxes on net investment income of $0.2 million and $0.9 million, respectively, pertaining to federal excise tax.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

For the three and nine months ended June 30, 2025, the Company recorded a provision for taxes of $(0.3) million and $0.8 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2024, the Company recorded a provision for taxes of zero and $0.2 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2025, and September 30, 2024, $0.9 million and $1.7 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2025, the Company recorded a provision for taxes of less than $0.1 million and $(0.1) million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2024, the Company did not record a provision for taxes relating to realized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2025, the Company paid $0.1 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2024, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

During the three and nine months ended June 30, 2025 we issued 2,800,000 shares and 21,638,000 shares of our common stock through the 2024 ATM Program, respectively at an average price of $11.31 per share and $11.34 per share raising $31.6 million and $244.8 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2024, we issued 8,770,000 shares and 13,263,436 shares of common stock through the 2022 ATM Program at an average price of $11.41 per share and $11.39 per share, raising $100.1 million and $150.6 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2025, in connection with the share issuance, we incurred $0.1 million and $0.3 million of deferred offering costs incurred related to establishing the 2024 ATM Program to additional paid in capital, respectively. During the three and nine months ended June 30, 2024, we incurred zero and $0.5 million of deferred offering costs related to establishing the 2022 ATM Program to additional paid in capital, respectively.

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

JUNE 30, 2025

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended June 30, 2025, the effect of which was not material to the Consolidated Financial Statements and the notes thereto.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2025 we recorded a base management fee of $5.9 million and $16.8 million, respectively, from us. For the three and nine months ended June 30, 2024, we recorded a base management of $3.9 million and $10.3 million, respectively.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2025 we recorded $5.4 million and $19.1 million, respectively, related to incentive fees on net investment income. For the three and nine months ended June 30, 2024, we recorded $5.3 million and $14.9 million, respectively, related to incentive fees on net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended June 30, 2025 and 2024, the Investment Adviser did not accrue an incentive fee on capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for, but not payable, under GAAP on our unrealized and realized capital gains for the three and nine months ended June 30, 2025 and 2024, was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2025. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSSL. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2025 we recorded administrative expenses of approximately $0.6 million and $1.4 million, related to expenses the Administrator incurred for services described above, respectively. For the three and nine months ended June 30, 2024, we recorded administrative expenses of approximately $0.3 million and $1.2 million, related to expenses the Administrator incurred for services described above, respectively.

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

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2025 and 2024.

For the three and nine months ended June 30, 2025, we sold $51.8 million and $292.4 million in investments to PSSL at fair value, respectively, and recognized $(0.3) and $(0.3) million of net realized gain (losses). For the three and nine months ended June 30, 2024, we sold $69.1 million and $209.0 million in investments to PSSL at fair value, respectively, and recognized zero of net realized gains (losses), respectively.

For the three and nine months ended June 30, 2025 and 2024, we sold no investments to PTSF.

As of June 30, 2025 and September 30, 2024, the Company had a receivable from the Administrator of $0.2 million and $0.3 million, respectively, presented as due from affiliate on the Consolidated Statements of Assets and Liabilities. This amount relates to cash owed from agency fees and collected on behalf of the Company.

As of June 30, 2025 and September 30, 2024, PFLT had a payable to PSSL of less than $0.1 million and zero million, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL from PFLT in connection with trades between the funds.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

4. INVESTMENTS

For the three and nine months ended June 30, 2025, purchases of investments, including payment-in-kind ("PIK") interest totaled $209.2 million and $1,112.5 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2025 totaled $145.8 million and $669.5 million, respectively. For the three and nine months ended June 30, 2024, purchases of investments, including payment-in-kind ("PIK") interest totaled $321.5 million and $964.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2024 totaled $137.6 million and $386.3 million, respectively.

Investments and cash and cash equivalents consisted of the following:

($ in thousands)	June 30, 2025		September 30, 2024
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$1,930,158	$1,912,951	$1,521,496	$1,509,048
First lien in PSSL	237,650	237,650	237,650	237,650
Subordinate debt	12,032	12,506	2,632	2,693
Equity	151,245	187,119	131,312	177,635
Equity interests in PSSL	123,725	53,289	101,850	56,478
Total investments	2,454,810	2,403,515	1,994,940	1,983,504
Cash and cash equivalents	102,726	102,730	112,046	112,050
Total investments and cash and cash equivalents	$2,557,536	$2,506,245	$2,106,986	$2,095,554

The table below describes investments by industry classification by cost and fair value and enumerates the percentage of the total net asset value in such industries:

Industry Classification	June 30, 2025 (1)				September 30, 2024 (1)
	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage
Aerospace and Defense	$218,364	$230,187	11%	21%	$122,683	$124,433	7%	14%
Professional Services	216,509	214,888	10%	20%	141,651	138,183	8%	16%
Healthcare Providers and Services	154,351	151,248	7%	14%	110,125	107,683	6%	12%
Media	136,192	136,436	6%	13%	77,787	77,895	5%	9%
Diversified Consumer Services	126,760	126,536	6%	12%	86,409	85,526	5%	10%
Personal Products	111,135	113,281	5%	10%	96,231	100,812	6%	11%
IT Services	105,020	106,264	5%	10%	101,336	102,781	6%	12%
Healthcare Technology	100,834	104,126	5%	10%	78,061	79,142	5%	9%
Business Services	104,898	104,059	5%	10%	54,229	53,510	3%	6%
Leisure Products	86,254	84,508	4%	8%	76,093	74,296	4%	8%
Construction & Engineering	77,982	80,576	4%	7%	72,925	74,294	4%	8%
Distributors	74,375	77,338	4%	7%	71,230	72,818	4%	8%
Commercial Services & Supplies	72,686	74,650	4%	7%	67,197	68,146	4%	8%
High Tech Industries	50,351	70,098	3%	6%	47,696	65,780	4%	7%
Electronic Equipment, Instruments, and Components	37,679	37,464	2%	3%	71,102	71,428	4%	8%
Automobiles	35,023	34,989	2%	3%	13,293	12,704	1%	1%
Government Services	28,752	29,612	1%	3%	—	—	0%	0%
Auto Components	27,542	27,459	1%	3%	28,834	29,915	2%	3%
Healthcare, Education and Childcare	24,842	25,052	1%	2%	25,265	25,534	2%	3%
Healthcare Equipment and Supplies	20,188	21,841	1%	2%	14,266	14,972	1%	2%
Internet Software and Services	21,538	21,484	1%	2%	21,222	21,223	1%	2%
Independent Power and Renewable Electricity Producers	20,072	20,631	1%	2%	—	—	0%	0%
Consumer Services	24,133	24,223	1%	1%	16,747	13,567	1%	2%
Capital Equipment	16,130	14,254	1%	1%	17,839	18,959	1%	2%
Building Products	13,922	14,092	1%	1%	13,959	14,046	1%	2%
Consulting Services	12,769	12,761	1%	1%	—	—	0%	0%
Event Services	12,240	12,491	1%	1%	—	—	0%	0%
Food Products	12,204	12,348	1%	1%	12,239	12,663	1%	1%
Software	11,922	11,586	1%	1%	2,583	3,016	0%	0%
Media: Diversified and Production	12,444	11,151	1%	1%	40,987	63,417	4%	7%
Marketing Services	10,841	10,986	1%	1%	15,854	15,854	1%	2%
All Other	115,483	95,957	2%	9%	157,597	146,779	9%	17%
Total	$2,093,435	$2,112,576	100%	194%	$1,655,440	$1,689,376	100%	190%

(1) Excludes investments in PSSL

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2025 and September 30, 2024, PSSL had total assets of $1,108.4 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 117 and 109 portfolio companies, respectively. As of June 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $21.0 million and the five largest investments totaled $98.0 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2025 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $123.7 million ($65.6 million remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

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

In April 2023, PSSL completed a $297.8 million debt securitization in the form of a collateralized loan obligation, or the “2035 Asset-Backed Debt”. The 2035 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO VI, LLC, a wholly-owned and consolidated subsidiary of PSSL, consisting primarily of middle market loans and participation interests in middle market loans. The 2035 Asset-Backed Debt is scheduled to mature in April 2035. On the closing date of the transaction, in consideration of PSSL’s transfer to PennantPark CLO VI, LLC of the initial closing date loan portfolio, which included loans distributed to PSSL by certain of its wholly owned subsidiaries and us, PennantPark CLO VI, LLC transferred to PSSL 100% of the Preferred Shares of CLO VI, LLC..

In May 2025, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO VI, LLC closed the refinancing of the 2035 Asset-Backed Debt through a four year reinvestment period, twelve-year final maturity $315.8 million debt securitization or the "2037-R Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $228.0 million of Class A-R Loans, which bears interest at three-month SOFR plus 1.85%, (ii) $18.0 million of Class B-R Loans, which bears interest at three-month SOFR plus 4.50%, (iii) $18.0 million of Class C-R Loans and (iv) $51.8 million of subordinated notes. PSSL will continue to retain all of the subordinated notes and Class C-R Loans through a consolidated subsidiary. The maturity of the replacement debt and existing subordinated notes is now extended to April 2037.

In April 2025, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four year reinvestment period, twelve-year final maturity $301 million debt securitization in the form of a collateralized loan obligation or the "2037 Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi) $18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of subordinated notes. PSSL will continue to retain all of the subordinated notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2029 and the debt is scheduled to mature in April 2037. The proceeds from the debt repaid a portion of PSSL's $325 million secured credit facility.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2025	September 30, 2024
Total investments	$1,055,552	$913,281
Weighted average cost yield on income producing investments	10.4%	11.4%
Number of portfolio companies in PSSL	117	109
Largest portfolio company investment	$20,954	$21,274
Total of five largest portfolio company investments	$98,008	$97,292

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Below is a listing of PSSL’s individual investments as of June 30, 2025 (Par and $ in thousands):

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,707.4%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	8.83%	SOFR+450	2,881	$2,841	$2,881
ACP Avenu Buyer, LLC	10/2/2029	Business Services	9.05%	SOFR+475	9,850	9,718	9,752
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	9.80%	SOFR+550	18,620	18,339	18,806
Ad.net Acquisition, LLC	5/7/2026	Media	10.56%	SOFR+626	8,640	8,613	8,640
Aechelon Technology, Inc	8/16/2029	Aerospace and Defense	10.83%	SOFR+650	11,760	11,760	11,760
AFC Dell Holding Corp	4/9/2027	Distributors	9.83%	SOFR+550	7,615	7,581	7,577
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	10.48%	SOFR+610	13,154	12,991	9,208
			(PIK 7.92%)
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.20%	SOFR+590	4,505	4,404	4,505
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.20%	SOFR+590	4,438	4,415	4,438
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	9.28%	SOFR+500	5,970	5,961	5,940
Archer Lewis, LLC	8/28/2029	Commercial Services & Supplies	10.05%	SOFR+575	9,925	9,844	9,925
ARGANO, LLC	9/13/2029	Business Services	10.07%	SOFR+575	9,925	9,842	9,836
Azureon, LLC	6/26/2029	Diversified Consumer Services	10.05%	SOFR+575	4,987	4,873	4,873
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.80%	SOFR+550	12,780	12,624	12,652
Best Practice Associates, LLC	11/8/2029	Aerospace and Defense	11.05%	SOFR+675	9,950	9,878	9,826
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.05%	SOFR+575	4,863	4,803	4,753
Big Top Holdings, LLC	3/1/2030	Business Services	9.80%	SOFR+550	14,710	14,488	14,710
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	10.82%	SOFR+650	8,820	8,747	8,710
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	9.70%	SOFR+540	14,855	14,721	14,670
BLC Holding Company, Inc	11/20/2030	Business Services	8.80%	SOFR+450	4,987	4,964	4,987
Boss Industries, LLC - Term Loan	12/27/2030	Independent Power and Renewable Electricity Producers	9.30%	SOFR+500	4,987	4,915	4,987
Burgess Point Purchaser Corporation	7/25/2029	Automotive	9.65%	SOFR+535	439	416	373
By Light Professional IT Services, LLC	11/16/2026	High Tech Industries	10.79%	SOFR+647	12,562	12,549	12,562
C5MI Holdco, LLC	7/31/2029	IT Services	10.30%	SOFR+600	14,888	14,701	14,888
Carisk Buyer, Inc - Amendment No.1 Term Loan	12/1/2029	Healthcare Technology	9.30%	SOFR+500	9,950	9,885	9,950
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	9.83%	SOFR+550	15,128	14,932	14,977
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.32%	SOFR+600	9,465	9,377	9,465
Case Works, LLC	10/1/2029	Professional Services	9.55%	SOFR+525	14,925	14,818	14,582
CF512, Inc.	8/20/2026	Media	10.74%	SOFR+644	6,500	6,458	6,435
Commercial Fire Protection Holdings, LLC	9/23/2030	Commercial Services & Supplies	8.80%	SOFR+450	14,888	14,794	14,888
Confluent Health, LLC	11/30/2028	Healthcare and Pharmaceuticals	8.44%	SOFR+400	6,655	6,487	6,322
Connatix Buyer, Inc.	7/13/2027	Media	9.97%	SOFR+561	3,745	3,715	3,745
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.69%	SOFR+536	2,052	2,038	2,036
Dr. Squatch, LLC	8/31/2027	Personal Products	9.65%	SOFR+535	14,450	14,314	14,450
DRI Holding Inc.	12/21/2028	Media	9.68%	SOFR+535	2,580	2,426	2,543
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	9.58%	SOFR+525	4,639	4,636	4,606
Duggal Acquisition, LLC	9/30/2030	Marketing Services	9.05%	SOFR+475	4,963	4,921	4,963
Dynata, LLC - First Out Term Loan (5)	7/17/2028	Diversified Consumer Services	9.59%	SOFR+526	1,350	1,271	1,341
Dynata, LLC - Last Out Term Loan	10/16/2028	Diversified Consumer Services	10.09%	SOFR+576	8,376	8,376	7,367
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.05%	SOFR+575	8,798	8,712	8,820
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	9.80%	SOFR+550	5,955	5,924	5,955
Exigo Intermediate II, LLC	3/15/2027	Software	10.68%	SOFR+635	12,449	12,358	12,449
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	9.58%	SOFR+525	12,155	11,970	12,155
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.08%	SOFR+575	9,022	8,899	9,022
GGG MIDCO, LLC	9/27/2030	Diversified Consumer Services	9.30%	SOFR+500	9,925	9,841	9,925
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	9.92%	SOFR+560	3,514	3,510	3,374
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.93%	SOFR+560	3,694	3,667	3,620
Halo Buyer, INC	8/7/2029	Consumer Products	10.33%	SOFR+600	6,484	6,356	6,289
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.90%	SOFR+560	2,112	2,098	2,102
Harris & Co. LLC	8/9/2030	Professional Services	9.33%	SOFR+500	19,850	19,699	19,850
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.72%	SOFR+550	3,663	3,626	3,663
Hills Distribution, Inc	11/8/2029	Business Services	10.32%	SOFR+600	8,890	8,780	8,890
HW Holdco, LLC	5/10/2026	Media	10.20%	SOFR+590	3,441	3,426	3,441

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Imagine Acquisitionco, LLC	11/15/2027	Software	9.42%	SOFR+510	9,084	8,977	9,061
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	10.30%	SOFR+600	5,983	5,900	5,983
Inovex Information Systems Incorporated	12/17/2030	Software	9.55%	SOFR+525	8,164	8,107	8,164
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	11.94%	SOFR+761	8,102	8,062	8,102
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.45%	SOFR+615	13,492	13,332	12,817
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+785	15,308	15,184	15,002
			(PIK 5.10%)
LAV Gear Holdings, Inc. (4)(5)	10/31/2025	Capital Equipment	0.00%		15,789	15,466	11,826
LAV Gear Holdings, Inc. - Incremental TL	10/31/2025	Capital Equipment	10.00%		1,018	970	1,272
Lightspeed Buyer Inc.	2/3/2027	Healthcare Providers and Services	9.05%	SOFR+475	11,273	11,230	11,273
LJ Avalon Holdings, LLC	2/1/2030	Environmental Industries	9.07%	SOFR+475	2,540	2,502	2,540
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	9.80%	SOFR+550	7,354	7,257	7,317
Lucky Bucks, LLC - First-Out Term Loan (5)	10/2/2028	Hotel, Gaming and Leisure	11.96%	SOFR+765	257	257	257
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	11.96%	SOFR+765	525	525	439
MAG DS Corp	4/1/2027	Aerospace and Defense	9.90%	SOFR+560	2,199	2,146	2,111
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	11.29%	SOFR+701	357	357	298
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	11.54%	SOFR+726	467	467	215
			(PIK 6.25%)
Magenta Buyer, LLC - Third-Out Term Loan (7)	7/31/2028	Software	6.04%		1,742	1,742	404
Marketplace Events Acquisitions, LLC	12/19/2030	Media	9.47%	SOFR+525	16,958	16,809	16,958
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	9.35%	SOFR+510	8,266	8,202	8,266
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	9.05%	SOFR+475	6,268	6,193	6,205
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.95%	SOFR+565	2,330	2,306	2,295
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.57%	SOFR+625	18,833	18,600	18,880
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.80%	SOFR+550	15,553	15,358	14,356
MOREGroup Holdings, Inc	1/16/2030	Business Services	9.57%	SOFR+525	12,968	12,815	12,968
Municipal Emergency Services, Inc.	10/1/2027	Distributors	9.45%	SOFR+515	3,369	3,338	3,369
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	9.92%	SOFR+560	10,379	10,320	10,379
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.65%	SOFR+635	21,113	20,797	20,954
Omnia Exterior Solutions, LLC - Second Amendment Term Loan	12/29/2029	Healthcare Providers and Services	9.55%	SOFR+525	12,904	12,808	12,775
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.69%	SOFR+636	15,525	15,386	15,525
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	13.70%	SOFR+940	2,220	2,207	1,998
			(PIK 7.50%)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.07%	SOFR+575	9,925	9,796	9,766
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	12.71%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	10.96%	SOFR+668	1,667	1,667	1,667
Pacific Purchaser, LLC	10/2/2028	Business Services	10.42%	SOFR+625	11,848	11,689	11,717
PAR Excellence Holdings, Inc	9/3/2030	Healthcare Technology	9.32%	SOFR+500	10,960	10,860	10,850
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.05%	SOFR+575	3,842	3,795	3,861
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.50%	SOFR+725	8,213	8,174	5,092
			(PIK 7.00%)
Pragmatic Institute, LLC	7/6/2028	Education	9.80%	SOFR+550	4,108	4,108	3,646
Project Granite Buyer,Inc	12/31/2030	Professional Services	10.05%	SOFR+575	6,484	6,389	6,549
Rancho Health MSO, Inc.	6/20/2029	Healthcare Providers and Services	9.55%	SOFR+525	18,845	18,780	18,845
Recteq, LLC	1/29/2026	Leisure Products	10.72%	SOFR+640	4,788	4,776	4,764
Ro Health, LLC	1/17/2031	Healthcare Providers and Services	9.30%	SOFR+500	11,300	11,224	11,300
RRA Corporate, LLC	8/15/2029	Diversified Consumer Services	9.55%	SOFR+525	4,963	4,922	4,922
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.07%	SOFR+575	9,900	9,777	9,726
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	9.92%	SOFR+575	4,303	4,242	4,194
Sabel Systems Technology Solutions, LLC	10/31/2030	Construction and Building	10.07%	SOFR+575	5,970	5,919	5,970
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.57%	SOFR+525	9,892	9,768	9,891
Sales Benchmark Index LLC	7/7/2026	Professional Services	10.50%	SOFR+620	9,213	9,197	9,213
Sath Industries, LLC	12/17/2029	Event Services	9.80%	SOFR+550	10,332	10,236	10,332
Schlesinger Global, Inc.	7/21/2025	Business Services	9.80%	SOFR+575	12,828	12,827	12,186
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.47%	SOFR+615	4,863	4,812	4,583
Sigma Defense Systems, LLC	12/20/2027	Aerospace and Defense	11.47%	SOFR+715	18,161	17,892	18,160
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.43%	SOFR+610	12,202	12,193	10,445
			(PIK 1.50%)
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	9.45%	SOFR+515	4,039	3,996	4,039
SV-Aero Holdings, LLC	11/1/2030	Aerospace and Defense	9.30%	SOFR+525	14,813	14,750	14,813
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.92%	SOFR+475	14,475	14,374	14,359
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/3/2029	Air Freight and Logistics	12.67%	SOFR+835	1,924	1,830	1,616
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans (7)	10/3/2029	Air Freight and Logistics	5.42%		4,458	2,562	1,337
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	10.82%	SOFR+650	19,478	19,213	19,477
Team Services Group, LLC	12/20/2027	Healthcare and Pharmaceuticals	9.43%	SOFR+515	5,328	5,123	5,296
Teneo Holdings, LLC	3/13/2031	Business Services	9.08%	SOFR+475	5,431	5,379	5,479
The Bluebird Group LLC	7/28/2026	Professional Services	10.20%	SOFR+590	8,431	8,375	8,431
The Vertex Companies, LLC	8/31/2028	Construction and Engineering	9.43%	SOFR+510	17,527	17,337	17,492
TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.20%	SOFR+590	16,397	16,357	16,381
Transgo, LLC	12/29/2028	Automotive	10.07%	SOFR+575	16,548	16,345	16,631

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Tyto Athene, LLC	4/1/2028	IT Services	9.19%	SOFR+490	14,604	14,530	14,253
Urology Management Holdings, Inc.	6/15/2027	Healthcare and Pharmaceuticals	9.80%	SOFR+550	6,771	6,723	6,744
VRS Buyer, Inc	11/22/2030	Road and Rail	9.08%	SOFR+475	6,454	6,413	6,422
Walker Edison Furniture Company LLC (4)(5)	3/1/2029	Wholesale	0.00%		6,105	5,069	-
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(5)	3/1/2029	Wholesale	0.00%		1,667	1,667	167
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	10.30%	SOFR+600	12,097	11,936	12,085
Wash & Wax Systems LLC	3/31/2028	Automobiles	9.78%	SOFR+550	5,720	5,827	5,834
Total First Lien Secured Debt						1,060,592	1,039,849

Subordinate Debt
Integrative Nutrition, LLC	04/15/30	Diversified Consumer Services	0.00%		1,877	1,615	1,605
Integrative Nutrition, LLC	04/15/33	Diversified Consumer Services	0.00%		4,275	1,977	1,977
Wash & Wax Systems LLC	07/30/28	Automobiles	12.00%		3,815	3,815	3,815
Total Subordinate Debt						7,407	7,397

Equity Securities - 13.6%
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	2,031	2,027
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	334
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,372
Pragmatic Holdco, Inc.	—	Education	—	—	134	—	—
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36,458	3,440	—
Wash & Wax Systems LLC - Class A Common Equity	—	Automobiles	—	—	2,493	4,449	4,573
Total Equity Securities						12,994	8,306
Total Investments - 1,733.20% (6)						1,080,993	1,055,552
Cash and Cash Equivalents - 75.1%
BlackRock Federal FD Institutional 81			4.19%			18,771	18,771
Blackrock Liquidity Fed Fund Inst			4.24%			2,693	2,693
JP Morgan USD Liquidity Inst			4.28%			6,051	6,051
JP Morgan US Government Fund			4.09%			2,997	2,997
Goldman Sachs Financial Square Government Fund			4.18%			6,178	6,178
Non-Money Market Cash						9,038	9,038
Total Cash and Cash Equivalents						45,728	45,728
Total Investments and Cash Equivalents —1,808.0%						$1,126,721	$1,101,280
Liabilities in Excess of Other Assets — (1,708.0)%							(1,040,378)
Members' Equity—100.0%							$60,902

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
(4)
Non-accrual security.
(5)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2037-R Asset-Backed Debt and held through PennantPark CLO VI, LLC, or, 3) securing the 2036 Asset-Backed Debt and held through PennantPark CLO II, Ltd. or, 4) securing the 2037 Asset-Backed Debt held through PennantPark CLO 12, LLC.
(6)
All investments are in U.S. companies unless noted otherwise.
(7)
Partial PIK non-accrual security

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	0.00%		564	-	-
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	07/27/26	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	08/31/27	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/28	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	06/16/25	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	04/01/28	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	06/15/26	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	03/01/29	Wholesale	0.00%		5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	03/01/29	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	03/01/29	Wholesale	0.00%		83	-	(76)
Watchtower Buyer, LLC	12/03/29	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	02/27/27	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/24	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)
Total First Lien Secured Debt						920,485	906,532

Equity Securities - 10.5%
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	$2,031	$2,031
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	904

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	-	2,710
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,104
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36,458	3,393	-
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0%						928,983	913,281
Cash and Cash Equivalents - 106.0%
BlackRock Federal FD Institutional 30						68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0%						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)%							(917,163)
Members' Equity—100.0%							$64,547

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Below are the Consolidated Statements of Assets and Liabilities for PSSL ($ in thousands):

	June 30, 2025
	(Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,080,993 and $928,983, respectively)	$1,055,552	$913,281
Cash and cash equivalents (cost—$45,728 and $68,429, respectively)	45,728	68,429
Interest receivable	4,483	4,722
Due from affiliate	93	48
Prepaid expenses and other assets	2,517	1,642
Total assets	1,108,373	988,122
Liabilities
Credit facility payable	27,000	146,100
2035 Asset-backed debt, net (par—$0 and $246,000, respectively) (unamortized deferred financing costs of $0 and $2,066, respectively)	—	243,934
2036 Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $1,413 and $1,628, respectively)	244,587	244,372
2037 Asset-backed debt, net (par—$246,000 and $0, respectively) (unamortized deferred financing costs of $1,990 and $0, respectively)	244,010	—
2037-R Asset-backed debt, net (par—$246,000 and $0, respectively) (unamortized deferred financing costs of $2,629 and $0, respectively)	243,371	—
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	8,968	9,281
Payable for investments purchased	—	86
Interest payable on notes to members	6,665	7,315
Accrued expenses	1,198	822
Due to affiliate	72	65
Total liabilities	1,047,471	923,575
Members' equity	60,902	64,547
Total liabilities and members' equity	$1,108,373	$988,122

(1)
As of June 30, 2025 and September 30, 2024, PSSL had unfunded commitments to fund investments of zero and $0.6 million, respectively.

Below are the Consolidated Statements of Operations for PSSL ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest	$28,212	$27,614	$84,989	$80,578
Other income	357	356	1,145	921
Total investment income	28,569	27,970	86,134	81,499
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	14,381	13,685	42,198	40,866
Interest expense on notes to members	8,427	8,646	25,674	24,962
Administration fees	1,001	602	2,386	1,737
General and administrative expenses	110	506	1,016	999
Expenses before debt issuance costs	23,919	23,439	71,274	68,564
Debt issuance costs	200	—	200	—
Total expenses	24,119	23,439	71,474	68,564
Net investment income	4,450	4,531	14,660	12,935
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(10,974)	—	(17,429)	(6,510)
Realized loss on debt extinguishment	(1,637)	(1,622)	(1,637)	(1,622)
Net change in unrealized appreciation (depreciation) on investments	5,403	(5,034)	(9,739)	3,871
Net realized and unrealized gain (loss) on investments	(7,208)	(6,656)	(28,805)	(4,261)
Net increase (decrease) in members' equity resulting from operations	$(2,758)	$(2,125)	$(14,145)	$8,674

(1) No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Consolidated Statement of Operations.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at June 30, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$89,907	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	2,037,892	Market Comparable	Market yield	8.2% - 20.6% (10.2%)
First lien	19,460	Enterprise Market Value	EBITDA multiple	7.0x - 8.5x (7.5x)
First lien	3,342	Market Comparable	Revenue multiple	0.9x
Subordinated debt	11,933	Market Comparable	Market yield	6.3% - 23.3% (17.2%)
Subordinated debt	573	Enterprise Market Value	EBITDA multiple	14.8x
Equity	178,722	Enterprise Market Value	EBITDA multiple	1.5x - 16.3x (11.1x)
Total Level 3 investments	$2,341,829
Long-Term Credit Facility	$298,865	Market Comparable	Market yield	5.4%

____________________________________________

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$132,197	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,589,437	Market Comparable	Market Yield	7.9% - 21.1% (9.1%)
First lien	25,063	Enterprise Market Value	EBITDA multiple	0.8x - 9.8x (3.4x)
Subordinated debt	2,688	Market Comparable	Market Yield	11.8% - 16.5% (14.0%)
Subordinated debt	4	Enterprise Market Value	EBITDA multiple	5x
Equity	168,450	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (11.0x)
Total Level 3 investments	$1,917,839
Long-Term Credit Facility	$443,880	Market Comparable	Market Yield	5.4%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, 2026 Notes, 2031 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt, and 2037 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at June 30, 2025
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$2,150,601	$—	$—	$2,150,601	$—
Subordinate debt	12,506	—	—	12,506	—
Equity	240,408	—	—	178,722	61,686
Total investments	2,403,515	—	—	2,341,829	61,686
Cash and cash equivalents	102,730	102,730	—	—	—
Total investments and cash and cash equivalents	$2,506,245	$102,730	$—	$2,341,829	$61,686
Long Term Credit Facility payable	$298,865	$—	$—	$298,865	$—
2026 Notes payable(2)	184,415	—	184,415	—	—
2036 Asset-Backed Debt(2)	284,492	—	—	284,492	—
2036-R Asset-Backed Debt(2)	265,333	—	—	265,333	—
2037 Asset-Backed Debt (2)	358,207	—	—	358,207	—
Total debt	$1,391,312	$—	$184,415	$1,206,897	$—

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

JUNE 30, 2025

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

($ in thousands):

	Nine Months Ended June 30, 2025
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$1,746,697	$171,142	$1,917,839
Net realized gain (loss)	(12,997)	21,352	8,355
Net change in unrealized appreciation (depreciation)	(4,757)	(9,246)	(14,003)
Purchases, PIK interest, net discount accretion and non-cash exchanges	1,077,943	21,151	1,099,094
Sales, repayments and non-cash exchanges	(656,285)	(13,171)	(669,456)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$2,150,601	$191,228	$2,341,829
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(3,778)	$10,025	$6,247

	Nine Months Ended June 30, 2024
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning balance	$906,166	$100,782	$1,006,948
Net realized gain (loss)	(5,273)	5,841	568
Net change in unrealized appreciation (depreciation)	4,009	9,150	13,159
Purchases, PIK interest, net discount accretion and non-cash exchanges	888,171	70,237	958,408
Sales, repayments and non-cash exchanges	(343,867)	(45,115)	(388,982)
Transfers in and/or out of Level 3	—	—	—
Ending balance	$1,449,206	$140,895	$1,590,101
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date.	$(2,997)	$11,500	$8,503

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3)($ in thousands):

	Nine months ended June 30,
Long-Term Credit Facility and 2023 Notes	2025	2024
Beginning balance (cost – $443,855 and $85,619, respectively)	$443,880	$85,619
Net change in unrealized (depreciation) appreciation included in earnings	(15)	7
Borrowings	260,000	381,455
Repayments	(405,000)	(248,219)
Ending balance (cost – $298,855 and $218,855 respectively)	$298,865	$218,862

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

As of June 30, 2025, we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S. dollar borrowings as of June 30, 2025 (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,466	7/1/25	(11)

As of September 30, 2024 we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S dollar borrowings (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Unrealized appreciation (depreciation)
Canadian Dollar	CAD 2,000	$1,455	$1,481	10/1/2024	(26)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $2.9 million and $3.3 million of expenses relating to amendment costs on the Credit Facility for the three and nine months ended June 30, 2025 and we incurred less than $0.1 million of expenses relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, 2031 Asset-Backed Debt, 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, and the 2037 Asset-Backed Debt.

For the three and nine months ended June 30, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.1) million and less than $0.1 million, respectively. For the three and nine months ended June 30, 2024, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and ($0.1) million, respectively. As of June 30, 2025 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately less than $(0.1) million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2025 and 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income	Dividend/ Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC**	$57,107	$4,214	$(36,984)	$(24,337)	$—	5,062	$306	$22,811
PennantPark Senior Secured Loan Fund I LLC *	294,128	21,875	—	(25,064)	290,939	22,464	12,688	—
Total Controlled Affiliates	$351,235	$26,089	$(36,984)	$(49,401)	$290,939	$27,526	$12,994	$22,811

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

JUNE 30, 2025

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations

($ in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator for net increase in net assets resulting from operations	$19,298	$16,920	$48,852	$70,499
Denominator for basic and diluted weighted average shares	99,217,896	68,481,874	90,291,815	62,774,693
Basic and diluted net increase in net assets per share resulting from operations	$0.19	$0.25	$0.54	$1.12

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2025, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $39.2 million and $63.5 million. As of September 30, 2024, cash and cash equivalents consisted of money market funds and non-money market fund in the amounts of $22.2 million and $89.8 million at fair value, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except per share data):

	Nine Months Ended June 30,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$11.31	$11.13
Net investment income (1)	0.88	0.95
Net change in realized and unrealized gain (loss) (1)	(0.34)	0.17
Net increase (decrease) in net assets resulting from operations (1)	0.54	1.12
Distributions to stockholders (1), (2)	(0.92)	(0.92)
Accretive effect of common stock issuance	0.03	0.01
Net asset value, end of period	$10.96	$11.34
Per share market value, end of period	$10.33	$11.54
Total return *(3)	-2.77%	17.45%
Shares outstanding at end of period	99,217,896	71,998,138
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets** (4)	5.56%	5.83%
Ratio of debt related expenses to average net assets** (5)	9.23%	7.50%
Ratio of total expenses to average net assets** (5)	14.79%	13.34%
Ratio of net investment income to average net assets** (5)	10.62%	11.23%
Net assets at end of period	$1,087,513	$816,726
Weighted average debt outstanding	$1,350,703	$730,296
Weighted average debt per share (1)	$14.96	$11.63
Asset coverage per unit (6)	$1,778	$1,900
Portfolio turnover rate*	25.09%	24.48%

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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2025 and 2024, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.9% and 7.3%, respectively.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2025 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 177% and 174%, respectively.

Credit Facility

As of June 30, 2025, the Credit Facility has commitments $718.0 million (decreased from $736.0 million in April 2025) has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. As of June 30, 2025 and September 30, 2024, Funding I had $298.9 million and $443.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 6.3% and 7.5%, exclusive of the fee on undrawn commitments as of June 30, 2025 and September 30, 2024, respectively. As of June 30, 2025 and September 30, 2024, Funding I had $419.1 million and $192.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Credit Facility is subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC.

In April 2025, the Credit Facility was amended. The terms of the amendment decreased the aggregate commitment amounts of the lenders party to the Credit Facility from $736.0 million to $718.0 million, decreased pricing under the Credit Facility to SOFR plus 200 basis points from SOFR plus 225 basis points, extended the reinvestment period one year to August 2028 from August 2027, extended the maturity date of the Credit Facility by one year to August 2030 from August 2029, and increased the maximum first lien advance rate to 72.5% from 70.0%.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2025, we were in compliance with the covenants relating to the Credit Facility.

We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as collateral manager to Funding I under the Credit Facility.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

2026 Notes

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of $185.0 million of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate is 4.15%. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all of our existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

The obligations of the Issuers under the replacement are non-recourse to the Company. The Company will retain the Class D-R Notes and the Subordinated Notes through a consolidated subsidiary. As of June 30, 2025 and September 30, 2024, the Company had $266.0 million, respectively, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.2% and 7.2%, respectively. As of June 30, 2025 and September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.7 million and $0.8 million, respectively.

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

JUNE 30, 2025

(Unaudited)

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of June 30, 2025 and September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 8.1%, respectively. As of June 30, 2025, and September 30, 2024 the unamortized fees on the 2036 Asset-Backed Debt were $2.5 million and $2.9 million, respectively.

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

The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation. The Company will continue to retain the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Asset-Backed Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029. As of June 30, 2025 and September 30, 2024, the Company had $361.0 million and zero of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.9% and zero, respectively. As of June 30, 2025 and September 30, 2024, the unamortized fees on the 2037 Asset-Backed Debt were $2.8 million and zero, respectively.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2025 and September 30, 2024, we had $568.5 million and $632.2 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of $65.6 million and zero to PSSL as of June 30, 2025 and September 30, 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Floating Rate Capital, Ltd. and its subsidiaries (the Company), including the consolidated schedule of investments, as of June 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and nine month periods ended June 30, 2025 and 2024, and cash flows for the nine month periods ended June 30, 2025 and 2024, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 11, 2025

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Floating Rate Capital Ltd. and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Floating Rate Capital Ltd. and its Subsidiaries for the periods ended June 30, 2025 and 2024, as indicated in our report dated August 11, 2025; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, is incorporated by reference in Registration Statement No.333-279726 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 11, 2025

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

•
U.S. trade policy developments, tariffs and other trade restrictions;

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

PORTFOLIO AND INVESTMENT ACTIVITY

PennantPark Floating Rate Capital Ltd.

As of June 30, 2025, our portfolio totaled $2,403.5 million, and consisted of $2,150.6 million of first lien secured debt (including $237.7 million in PSSL), $12.5 million of subordinated debt and $240.4 million of preferred and common equity (including $53.3 million in PSSL). Our debt portfolio consisted of approximately 99% variable-rate investments. As of June 30, 2025, we had two portfolio companies on non-accrual, representing 1.0% and 0.5% of our overall portfolio on a cost and fair value basis, respectively. As of June 30, 2025, the portfolio had net unrealized depreciation of $51.3 million. Our overall portfolio consisted of 155 companies with an average investment size of $15.5 million and had a weighted average yield on debt investments of 10.4%, and was invested 89% in first lien secured debt (including 10% in PSSL), less than 1% in second lien and subordinate debt and 10% in preferred and common equity (including 2% in PSSL). As of June 30, 2025, approximately 99% of the investments held by PSSL were first lien secured debt.

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

For the three months ended June 30, 2025, we invested $208.1 million in four new and 17 existing portfolio companies at a weighted average yield on debt investments of 10.1%. For the three months ended June 30, 2025, sales and repayments of investments totaled $145.8 million, including $51.8 million of sales to PSSL. For the nine months ended June 30, 2025, we invested $1,108.3 million in 18 new and 112 existing portfolio companies at a weighted average yield on debt investments of 10.2%. For the nine months ended June 30, 2025, sales and repayments of investments totaled $669.5 million, including $292.4 million of sales to PSSL.

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

PennantPark Senior Secured Loan Fund I LLC

As of June 30, 2025, PSSL’s portfolio totaled $1,055.6 million and consisted of 117 companies with an average investment size of $9.0 million and at a weighted average yield on debt investments of 10.4%. As of September 30, 2024, PSSL’s portfolio totaled $913.3 million, consisted of 109 companies with an average investment size of $8.4 million and at a weighted average yield on debt investments of 11.4%.

For the three months ended June 30, 2025, PSSL invested $52.3 million (including $51.8 million purchased from the Company) in seven new and two existing portfolio companies at a weighted average yield on debt investments of 10.8%. Sales and repayments of investments for the three months ended June 30, 2025 totaled $53.8 million. For the nine months ended June 30, 2025, PSSL invested $337.2 million (including $292.4 million purchased from the Company) in 28 new and 13 existing portfolio companies at a weighted average yield on debt investments of 10.3%. PSSL's sales and repayments for the same period totaled $177.2 million.

For the three months ended June 30, 2024, PSSL invested $84.5 million (including $69.1 million purchased from the Company) in five new and 11 existing portfolio companies at a weighted average yield on debt investments of 11.6%. For the three months ended June 30, 2024, sales and repayments of investments totaled $47.0 million. For the nine months ended June 30, 2024, PSSL invested $240.4 million (including $209.0 million purchased from the Company) in 15 new and 20 existing portfolio companies at a weighted average yield on debt investments of 11.8%. Sales and repayments of investments for the nine months ended June 30, 2024 totaled $124.2 million.

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

During the three and nine months ended June 30, 2025 we issued 2,800,000 shares and 21,638,000 shares of our common stock through the 2024 ATM Program, respectively at an average price of $11.31 per share and $11.34 per share raising $31.6 million and $244.8 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2024, we issued 8,770,000 shares and 13,263,436 shares of common stock through the 2022 ATM Program at an average price of $11.41 per share and $11.39 per share, raising $100.1 million and $150.6 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2025, in connection with the share issuance, we incurred $0.1 million and $0.3 million of deferred offering costs incurred related to establishing the 2024 ATM Program to additional paid in capital, respectively. During the three and nine months ended June 30, 2024, we incurred zero and $0.5 million of deferred offering costs related to establishing the 2022 ATM Program to additional paid in capital, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the nine months from those disclosed in our 2024 Annual Report on Form 10-K.

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

On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards of directors can satisfy their valuation obligations and requires, among other things, the boards of directors to periodically assess material valuation risks and take steps to manage those risks. The rule also permits boards of directors, subject to board oversight and certain other conditions, to designate the fund’s investment adviser to perform fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. We came into compliance with Rule 2a-5 under the 1940 Act before the compliance date. While our board of directors has not elected to designate the Investment Adviser as the valuation designee as of the date of this report, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 under the 1940 Act.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $2.9 million and $3.3 million of expenses relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2025 and we incurred less than $0.1 million of expenses relating to amendment costs on the Credit Facility during the three and nine months ended, June 30, 2024. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, the 2031 Asset-Backed Debt, the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt, and the 2037 Asset-Backed Debt.

For the three and nine months ended June 30, 2025, the Credit Facility had a net change in unrealized appreciation (depreciation) of (0.1) million and less than $0.1 million, respectively . For the three and nine months ended June 30, 2024, the Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $(0.1) million, respectively. As of June 30, 2025 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately less than $(0.1) million and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments. Our 2023 Notes traded on the TASE and were fully paid off during in December 2023.

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

For the three and nine months ended June 30, 2025, we recorded a provision for taxes on net investment income of $0.2 million and $0.7 million, respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2024, we recorded a provision for taxes on net investment income of $0.2 million and $0.9 million, respectively, pertaining to federal excise tax.

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

For the three and nine months ended June 30, 2025, the Company recorded a provision for taxes of $(0.3) million and $0.8 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2024, the Company recorded a provision for taxes of zero and $0.2 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation (depreciation) on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of June 30, 2025, and September 30, 2024, $0.9 million and $1.7 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2025, the Company recorded a provision for taxes of less than $0.1 million and $(0.1) million relating to realized gain (loss) on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2024, the Company did not record a provision for taxes relating to realized gain on investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2025, the Company paid $0.1 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2024, the Company paid zero in taxes on realized gains on the sale of investments held by the Taxable Subsidiary.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2025 and 2024.

Investment Income

For the three and nine months ended June 30, 2025, investment income was $63.5 million and $192.4 million, respectively, which was attributable to $57.9 million and $175.1 million from first lien secured debt and $5.6 million and $17.3 million from other investments, respectively. For the three and nine months ended June 30, 2024, investment income was $48.5 million and $130.8 million, respectively, which was attributable to $42.7 million and $114.9 million from first lien secured debt and $5.8 million and $15.9 million from other investments, respectively. The increase in investment income for the three and nine months ended June 30, 2025, was primarily due to the increase in the size of our debt portfolio.

Expenses

For the three and nine months ended June 30, 2025, expenses totaled $38.9 million and $112.8 million, respectively and were comprised of: $22.5 million and $67.4 million of debt related interest and expenses, $5.9 million and $16.8 million of base management fees, $5.4 million and $19.1 million of performance-based incentive fees, and $2.0 million and $5.5 million of general and administrative expenses, $0.2 million and $0.7 million of taxes and $2.9 million and $3.3 million in Credit Facility amendment costs. For the three and nine months ended June 30, 2024, expenses totaled $27.3 million and $71.1 million, respectively and were comprised of; $16.3 million and $39.9 million of debt related interest and expenses, $3.9 million and $10.3 million of base management fee, $5.3 million and $14.9 million of performance-based incentive fee, $1.5 million and $5.0 million of general and administrative expenses, $0.2 million and $0.9 million of taxes, and $0.1 million and $0.1 million of Credit Facility amendment costs. The increase in expenses for the three and nine months ended June 30, 2025, was primarily due to the increase in interest expense from increased borrowings and an increase in base management fee and incentive fee as a result of the increase in our investment portfolio.

Net Investment Income

For the three and nine months ended June 30, 2025, net investment income totaled $24.6 million or $0.25 per share, and $79.6 million or $0.88 per share, respectively. For the three and nine months ended June 30, 2024, net investment income totaled $21.2 million or $0.31 per share, and $59.7 million or $0.95 per share, respectively. The increase in net investment income for the three and nine months ended June 30, 2025, was primarily due to an increase in investment income partially offset by an increase in expenses.

Net Realized Gains or Losses

For the three and nine months ended June 30, 2025, net realized gains (losses) totaled $(14.8) million and $8.4 million, respectively. For the three and nine months ended June 30, 2024, net realized gains (losses) totaled $(0.4) million and $0.6 million, respectively. The change in net realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2025, we reported net change in unrealized appreciation (depreciation) on investments of $9.9 million and $(39.9) million, respectively. For the three and nine months ended June 30, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $(4.0) million and $10.0 million, respectively. As of June 30, 2025 and September 30, 2024, our net unrealized appreciation (depreciation) on investments totaled $(51.3) million and $(11.4) million, respectively. The net change in unrealized appreciation (depreciation) on our investments was primarily due to the operating performance of the portfolio companies within our portfolio, changes in the capital market conditions of our investments and realization of investments.

For the three and nine months ended June 30, 2025, our Credit Facility had a net change in unrealized appreciation (depreciation) of $(0.1) million and less than $0.1 million, respectively. For the three and nine months ended June 30, 2024, our Credit Facility had a net change in unrealized appreciation (depreciation) of less than $0.1 million and less than $(0.1) million. As of June 30, 2025 and September 30, 2024, the net unrealized appreciation (depreciation) on the Credit Facility totaled approximately less than $(0.1) million and zero, respectively. The net change in net unrealized (appreciation) or depreciation was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2025, net increase (decrease) in net assets resulting from operations totaled $19.3 million or $0.19 per share and $48.9 million or $0.54 per share, respectively. For the three and nine months ended June 30, 2024, net increase (decrease) in net assets resulting from operations totaled $16.9 million or $0.25 per share and $70.5 million, or $1.12 per share, respectively. The net increase or (decrease) from operations for the three and nine months ended June 30, 2025, was primarily due to operating performance of our portfolio and changes in capital market conditions of our investments along with change in size and cost yield of our debt portfolio and costs of financing.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including income earned, proceeds from investment sales and repayments, and proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of June 30, 2025 and September 30, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 177% and 174%, respectively.

For the nine months ended June 30, 2025 and 2024, the annualized weighted average cost of debt, inclusive of the fee on the undrawn commitment on the Credit Facility, amendment costs and debt issuance costs, was 6.9% and 7.3%, respectively. As of June 30, 2025 and September 30, 2024, we had $419.1 million and $192.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

In April 2025, the Credit Facility was amended. The terms of the amendment decreased the aggregate commitment amounts of the lenders party to the Credit Facility from $736.0 million to $718.0 million, decreased pricing under the Credit Facility to SOFR plus 200 basis points from SOFR plus 225 basis points, extended the reinvestment period one year to August 2028 from August 2027, extended the maturity date one year to August 2030 from August 2029, and increased the maximum first lien advance rate to 72.5% from 70.0%.

The Credit Facility contains covenants, including but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of June 30, 2025, we were in compliance with the covenants relating to our Credit Facility.

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

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021. The effective interest rate is 4.15%. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bear interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bear interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bear interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bear interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt is scheduled to mature on October 15, 2031. As of June 30, 2025 and September 30, 2024, the Company had zero of 2031 Asset-Backed Debt outstanding.

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

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. As of June 30, 2025 and September 30, 2024, the Company had $266.0 million, respectively, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.2% and 7.2%, respectively. As of June 30, 2025 and September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.7 million and $0.8 million, respectively.

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Preferred Shares of the 2036-Securitization Issuer were eliminated in consolidation. As of June 30, 2025 and September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 8.1%, respectively .As of June 30, 2025, and September 30, 2024 the unamortized fees on the 2036 Asset-Backed Debt were $2.5 million and $2.9 million, respectively.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

In February 2025, we completed the $474.6 million term debt securitization (the “2037 Debt Securitization”). The notes offered in the 2037 Debt Securitization were issued by the 2037 Securitization Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the 2037 Securitization Issuer. The Company retained $113.6 million of the debt securitization issued by the 2037 Securitization Issuer. The transaction was executed through (A) a private placement of $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 1.49% (the “2037 Class A-1 Notes”), (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60% (the “2037 Class A-2 Notes”), (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75% (the “2037 Class B Notes”), (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20% (the “2037 Class C Notes”), (v) $28.5 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 3.60%, (the “2037 Class D Notes” and, collectively with the 2037 Class A-2 Notes, the 2037 Class B Notes and the 2037 Class D Notes, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (the “2037 Subordinated Notes”) and (B) the borrowing by 2037 Securitization Issuer of $10.0 million under AAA(sf) Class A-1L-A floating rate loans (the “2037 Class A-1L-A Loans”) and $45.0 million under AAA(sf) Class A-1L-B floating rate loans ( the “2037 Class A-1L-B Loans” and, together with the 2037 Class A-1L-A Loans, the “2037 Asset-Backed Loans,” and collectively with the 2037 Notes, the “2037 Asset-Backed Debt”), which bear interest at three-month SOFR plus 1.49%. The 2037 Class A-1 Loans and the 2037 Secured Notes are secured by the middle market loans, participation interests in middle market loans and other assets of the 2037 Securitization Issuer. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation. The Company will continue to retain the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Class A-1 Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029. As of June 30, 2025 and September 30, 2024, the Company had $361.0 million and zero of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.9% and zero, respectively. As of June 30, 2025 and September 30, 2024, the unamortized fees on the 2037 Asset-Backed Debt were $2.8 million and zero, respectively.

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

During the three and nine months ended June 30, 2025 we issued 2,800,000 shares and 21,638,000 shares of our common stock through the 2024 ATM Program, respectively at an average price of $11.31 per share and $11.34 per share raising $31.6 million and $244.8 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2024, we issued 8,770,000 shares and 13,263,436 shares of common stock through the 2022 ATM Program at an average price of $11.41 per share and $11.39 per share, raising $100.1 million and $150.6 million of net proceeds after commissions to the Sales Agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV, respectively. During the three and nine months ended June 30, 2025, in connection with the share issuance, we incurred $0.1 million and $0.3 million of deferred offering costs incurred related to establishing the 2024 ATM Program to additional paid in capital, respectively. During the three and nine months ended June 30, 2024, we incurred zero and $0.5 million of deferred offering costs related to establishing the 2022 ATM Program to additional paid in capital, respectively.

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

As of June 30, 2025 and September 30, 2024, we had cash and cash equivalents of $102.7 million and $112.1 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the nine months ended June 30, 2025, our operating activities used cash of $386.1 million and our financing activities provided cash of $376.7 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to proceeds from the 2037 Asset-Backed debt and proceeds from public offerings under our 2024 ATM Program partially offset by repayments of our Credit Facility.

For the nine months ended June 30, 2024, our operating activities used cash of $509.6 million and our financing activities provided cash of $493.7 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under our Credit Facility, proceeds from the public offering under our ATM program and proceeds from the 2036 Asset-Backed Debt partially offset by the repayment of the 2023 Notes.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of June 30, 2025 and September 30, 2024, PSSL had total assets of $1,108.4 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 117 and 109 portfolio companies, respectively. As of June 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $21.0 million and the five largest investments totaled $98.0 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of June 30, 2025 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $123.7 million ($65.6 million remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

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

In May 2025, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO VI, LLC closed the refinancing of the 2035 Asset-Backed Debt through a four year reinvestment period, twelve-year final maturity $315.8 million debt securitization or the "2037-R Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $228.0 million of Class A-R Loans, which bears interest at three-month SOFR plus 1.85%, (ii) $18.0 million of Class B-R Loans, which bears interest at three-month SOFR plus 4.50%, (iii) $18.0 million of Class C-R Loans and (iv) $51.8 million of subordinated notes. PSSL will continue to retain all of the subordinated notes and Class C-R Loans through a consolidated subsidiary. The maturity of the replacement debt and existing subordinated notes is now extended to April 2037.

In April 2025, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four-year reinvestment period, twelve-year final maturity $301 million debt securitization in the form of a collateralized loan obligation or the "2037 Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi) $18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of subordinated notes. PSSL will continue to retain all of the subordinated notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2029 and the debt is scheduled to mature in April 2037. The proceeds from the debt repaid a portion of PSSL's $325 million secured credit facility.

Below is a summary of PSSL’s portfolio at fair value:

($ in thousands)	June 30, 2025	September 30, 2024
Total investments	$1,055,552	$913,281
Weighted average cost yield on income producing investments	10.4%	11.4%
Number of portfolio companies in PSSL	117	109
Largest portfolio company investment	$20,954	$21,274
Total of five largest portfolio company investments	$98,008	$97,292

Below is a listing of PSSL’s individual investments as of June 30, 2025 (Par and $ in thousands):

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,707.4%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	8.83%	SOFR+450	2,881	$2,841	$2,881
ACP Avenu Buyer, LLC	10/2/2029	Business Services	9.05%	SOFR+475	9,850	9,718	9,752
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	9.80%	SOFR+550	18,620	18,339	18,806
Ad.net Acquisition, LLC	5/7/2026	Media	10.56%	SOFR+626	8,640	8,613	8,640
Aechelon Technology, Inc	8/16/2029	Aerospace and Defense	10.83%	SOFR+650	11,760	11,760	11,760
AFC Dell Holding Corp	4/9/2027	Distributors	9.83%	SOFR+550	7,615	7,581	7,577
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	10.48%	SOFR+610	13,154	12,991	9,208
			(PIK 7.92%)
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.20%	SOFR+590	4,505	4,404	4,505
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.20%	SOFR+590	4,438	4,415	4,438
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	9.28%	SOFR+500	5,970	5,961	5,940
Archer Lewis, LLC	8/28/2029	Commercial Services & Supplies	10.05%	SOFR+575	9,925	9,844	9,925
ARGANO, LLC	9/13/2029	Business Services	10.07%	SOFR+575	9,925	9,842	9,836
Azureon, LLC	6/26/2029	Diversified Consumer Services	10.05%	SOFR+575	4,987	4,873	4,873
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.80%	SOFR+550	12,780	12,624	12,652
Best Practice Associates, LLC	11/8/2029	Aerospace and Defense	11.05%	SOFR+675	9,950	9,878	9,826
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.05%	SOFR+575	4,863	4,803	4,753
Big Top Holdings, LLC	3/1/2030	Business Services	9.80%	SOFR+550	14,710	14,488	14,710
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	10.82%	SOFR+650	8,820	8,747	8,710
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	9.70%	SOFR+540	14,855	14,721	14,670
BLC Holding Company, Inc	11/20/2030	Business Services	8.80%	SOFR+450	4,987	4,964	4,987
Boss Industries, LLC - Term Loan	12/27/2030	Independent Power and Renewable Electricity Producers	9.30%	SOFR+500	4,987	4,915	4,987
Burgess Point Purchaser Corporation	7/25/2029	Automotive	9.65%	SOFR+535	439	416	373
By Light Professional IT Services, LLC	11/16/2026	High Tech Industries	10.79%	SOFR+647	12,562	12,549	12,562
C5MI Holdco, LLC	7/31/2029	IT Services	10.30%	SOFR+600	14,888	14,701	14,888
Carisk Buyer, Inc - Amendment No.1 Term Loan	12/1/2029	Healthcare Technology	9.30%	SOFR+500	9,950	9,885	9,950
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	9.83%	SOFR+550	15,128	14,932	14,977
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.32%	SOFR+600	9,465	9,377	9,465
Case Works, LLC	10/1/2029	Professional Services	9.55%	SOFR+525	14,925	14,818	14,582
CF512, Inc.	8/20/2026	Media	10.74%	SOFR+644	6,500	6,458	6,435
Commercial Fire Protection Holdings, LLC	9/23/2030	Commercial Services & Supplies	8.80%	SOFR+450	14,888	14,794	14,888
Confluent Health, LLC	11/30/2028	Healthcare and Pharmaceuticals	8.44%	SOFR+400	6,655	6,487	6,322
Connatix Buyer, Inc.	7/13/2027	Media	9.97%	SOFR+561	3,745	3,715	3,745
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	9.69%	SOFR+536	2,052	2,038	2,036
Dr. Squatch, LLC	8/31/2027	Personal Products	9.65%	SOFR+535	14,450	14,314	14,450
DRI Holding Inc.	12/21/2028	Media	9.68%	SOFR+535	2,580	2,426	2,543
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	9.58%	SOFR+525	4,639	4,636	4,606
Duggal Acquisition, LLC	9/30/2030	Marketing Services	9.05%	SOFR+475	4,963	4,921	4,963
Dynata, LLC - First Out Term Loan (5)	7/17/2028	Diversified Consumer Services	9.59%	SOFR+526	1,350	1,271	1,341
Dynata, LLC - Last Out Term Loan	10/16/2028	Diversified Consumer Services	10.09%	SOFR+576	8,376	8,376	7,367
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.05%	SOFR+575	8,798	8,712	8,820
Emergency Care Partners, LLC	10/18/2027	Healthcare Providers and Services	9.80%	SOFR+550	5,955	5,924	5,955
Exigo Intermediate II, LLC	3/15/2027	Software	10.68%	SOFR+635	12,449	12,358	12,449
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	9.58%	SOFR+525	12,155	11,970	12,155
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.08%	SOFR+575	9,022	8,899	9,022
GGG MIDCO, LLC	9/27/2030	Diversified Consumer Services	9.30%	SOFR+500	9,925	9,841	9,925
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	9.92%	SOFR+560	3,514	3,510	3,374
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	9.93%	SOFR+560	3,694	3,667	3,620
Halo Buyer, INC	8/7/2029	Consumer Products	10.33%	SOFR+600	6,484	6,356	6,289
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.90%	SOFR+560	2,112	2,098	2,102
Harris & Co. LLC	8/9/2030	Professional Services	9.33%	SOFR+500	19,850	19,699	19,850
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.72%	SOFR+550	3,663	3,626	3,663
Hills Distribution, Inc	11/8/2029	Business Services	10.32%	SOFR+600	8,890	8,780	8,890
HW Holdco, LLC	5/10/2026	Media	10.20%	SOFR+590	3,441	3,426	3,441
Imagine Acquisitionco, LLC	11/15/2027	Software	9.42%	SOFR+510	9,084	8,977	9,061
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	10.30%	SOFR+600	5,983	5,900	5,983
Inovex Information Systems Incorporated	12/17/2030	Software	9.55%	SOFR+525	8,164	8,107	8,164
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	11.94%	SOFR+761	8,102	8,062	8,102
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.45%	SOFR+615	13,492	13,332	12,817
Lash OpCo, LLC	2/18/2027	Personal Products	12.13%	SOFR+785	15,308	15,184	15,002
			(PIK 5.10%)
LAV Gear Holdings, Inc. (4)(5)	10/31/2025	Capital Equipment	0.00%		15,789	15,466	11,826
LAV Gear Holdings, Inc. - Incremental TL	10/31/2025	Capital Equipment	10.00%		1,018	970	1,272
Lightspeed Buyer Inc.	2/3/2027	Healthcare Providers and Services	9.05%	SOFR+475	11,273	11,230	11,273
LJ Avalon Holdings, LLC	2/1/2030	Environmental Industries	9.07%	SOFR+475	2,540	2,502	2,540
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	9.80%	SOFR+550	7,354	7,257	7,317
Lucky Bucks, LLC - First-Out Term Loan (5)	10/2/2028	Hotel, Gaming and Leisure	11.96%	SOFR+765	257	257	257
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	11.96%	SOFR+765	525	525	439
MAG DS Corp	4/1/2027	Aerospace and Defense	9.90%	SOFR+560	2,199	2,146	2,111
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	11.29%	SOFR+701	357	357	298

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	11.54%	SOFR+726	467	467	215
			(PIK 6.25%)
Magenta Buyer, LLC - Third-Out Term Loan (7)	7/31/2028	Software	6.04%		1,742	1,742	404
Marketplace Events Acquisitions, LLC	12/19/2030	Media	9.47%	SOFR+525	16,958	16,809	16,958
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	9.35%	SOFR+510	8,266	8,202	8,266
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	9.05%	SOFR+475	6,268	6,193	6,205
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	9.95%	SOFR+565	2,330	2,306	2,295
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.57%	SOFR+625	18,833	18,600	18,880
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.80%	SOFR+550	15,553	15,358	14,356
MOREGroup Holdings, Inc	1/16/2030	Business Services	9.57%	SOFR+525	12,968	12,815	12,968
Municipal Emergency Services, Inc.	10/1/2027	Distributors	9.45%	SOFR+515	3,369	3,338	3,369
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	9.92%	SOFR+560	10,379	10,320	10,379
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.65%	SOFR+635	21,113	20,797	20,954
Omnia Exterior Solutions, LLC - Second Amendment Term Loan	12/29/2029	Healthcare Providers and Services	9.55%	SOFR+525	12,904	12,808	12,775
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	10.69%	SOFR+636	15,525	15,386	15,525
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	13.70%	SOFR+940	2,220	2,207	1,998
			(PIK 7.50%)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	10.07%	SOFR+575	9,925	9,796	9,766
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	12.71%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	10.96%	SOFR+668	1,667	1,667	1,667
Pacific Purchaser, LLC	10/2/2028	Business Services	10.42%	SOFR+625	11,848	11,689	11,717
PAR Excellence Holdings, Inc	9/3/2030	Healthcare Technology	9.32%	SOFR+500	10,960	10,860	10,850
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.05%	SOFR+575	3,842	3,795	3,861
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.50%	SOFR+725	8,213	8,174	5,092
			(PIK 7.00%)
Pragmatic Institute, LLC	7/6/2028	Education	9.80%	SOFR+550	4,108	4,108	3,646
Project Granite Buyer,Inc	12/31/2030	Professional Services	10.05%	SOFR+575	6,484	6,389	6,549
Rancho Health MSO, Inc.	6/20/2029	Healthcare Providers and Services	9.55%	SOFR+525	18,845	18,780	18,845
Recteq, LLC	1/29/2026	Leisure Products	10.72%	SOFR+640	4,788	4,776	4,764
Ro Health, LLC	1/17/2031	Healthcare Providers and Services	9.30%	SOFR+500	11,300	11,224	11,300
RRA Corporate, LLC	8/15/2029	Diversified Consumer Services	9.55%	SOFR+525	4,963	4,922	4,922
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.07%	SOFR+575	9,900	9,777	9,726
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	9.92%	SOFR+575	4,303	4,242	4,194
Sabel Systems Technology Solutions, LLC	10/31/2030	Construction and Building	10.07%	SOFR+575	5,970	5,919	5,970
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.57%	SOFR+525	9,892	9,768	9,891
Sales Benchmark Index LLC	7/7/2026	Professional Services	10.50%	SOFR+620	9,213	9,197	9,213
Sath Industries, LLC	12/17/2029	Event Services	9.80%	SOFR+550	10,332	10,236	10,332
Schlesinger Global, Inc.	7/21/2025	Business Services	9.80%	SOFR+575	12,828	12,827	12,186
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.47%	SOFR+615	4,863	4,812	4,583
Sigma Defense Systems, LLC	12/20/2027	Aerospace and Defense	11.47%	SOFR+715	18,161	17,892	18,160
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.43%	SOFR+610	12,202	12,193	10,445
			(PIK 1.50%)
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	9.45%	SOFR+515	4,039	3,996	4,039
SV-Aero Holdings, LLC	11/1/2030	Aerospace and Defense	9.30%	SOFR+525	14,813	14,750	14,813
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.92%	SOFR+475	14,475	14,374	14,359
STG Distribution, LLC (fka Reception Purchaser) - First Out New Money Term Loans	10/3/2029	Air Freight and Logistics	12.67%	SOFR+835	1,924	1,830	1,616
			(PIK 7.25%)
STG Distribution, LLC (fka Reception Purchaser) - Second Out Term Loans (7)	10/3/2029	Air Freight and Logistics	5.42%		4,458	2,562	1,337
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	10.82%	SOFR+650	19,478	19,213	19,477
Team Services Group, LLC	12/20/2027	Healthcare and Pharmaceuticals	9.43%	SOFR+515	5,328	5,123	5,296
Teneo Holdings, LLC	3/13/2031	Business Services	9.08%	SOFR+475	5,431	5,379	5,479
The Bluebird Group LLC	7/28/2026	Professional Services	10.20%	SOFR+590	8,431	8,375	8,431
The Vertex Companies, LLC	8/31/2028	Construction and Engineering	9.43%	SOFR+510	17,527	17,337	17,492
TPC US Parent, LLC	11/24/2025	Consumer Goods: Non-Durable	10.20%	SOFR+590	16,397	16,357	16,381
Transgo, LLC	12/29/2028	Automotive	10.07%	SOFR+575	16,548	16,345	16,631
Tyto Athene, LLC	4/1/2028	IT Services	9.19%	SOFR+490	14,604	14,530	14,253
Urology Management Holdings, Inc.	6/15/2027	Healthcare and Pharmaceuticals	9.80%	SOFR+550	6,771	6,723	6,744
VRS Buyer, Inc	11/22/2030	Road and Rail	9.08%	SOFR+475	6,454	6,413	6,422
Walker Edison Furniture Company LLC (4)(5)	3/1/2029	Wholesale	0.00%		6,105	5,069	-
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(5)	3/1/2029	Wholesale	0.00%		1,667	1,667	167
Watchtower Buyer, LLC	12/3/2029	Diversified Consumer Services	10.30%	SOFR+600	12,097	11,936	12,085
Wash & Wax Systems LLC	3/31/2028	Automobiles	9.78%	SOFR+550	5,720	5,827	5,834
Total First Lien Secured Debt						1,060,592	1,039,849

Subordinate Debt
Integrative Nutrition, LLC	04/15/30	Diversified Consumer Services	0.00%		1,877	1,615	1,605
Integrative Nutrition, LLC	04/15/33	Diversified Consumer Services	0.00%		4,275	1,977	1,977
Wash & Wax Systems LLC	07/30/28	Automobiles	12.00%		3,815	3,815	3,815
Total Subordinate Debt						7,407	7,397

Equity Securities - 13.6%
48Forty Intermediate Holdings, Inc.- Common Equity	—	Containers and Packaging	—	—	1,722	—	—

Issuer Name (6)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	2,031	2,027
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	334
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,372
Pragmatic Holdco, Inc.	—	Education	—	—	134	—	—
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36,458	3,440	—
Wash & Wax Systems LLC - Class A Common Equity	—	Automobiles	—	—	2,493	4,449	4,573
Total Equity Securities						12,994	8,306
Total Investments - 1,733.20% (6)						1,080,993	1,055,552
Cash and Cash Equivalents - 75.1%
BlackRock Federal FD Institutional 81			4.19%			18,771	18,771
Blackrock Liquidity Fed Fund Inst			4.24%			2,693	2,693
JP Morgan USD Liquidity Inst			4.28%			6,051	6,051
JP Morgan US Government Fund			4.09%			2,997	2,997
Goldman Sachs Financial Square Government Fund			4.18%			6,178	6,178
Non-Money Market Cash						9,038	9,038
Total Cash and Cash Equivalents						45,728	45,728
Total Investments and Cash Equivalents —1,808.0%						$1,126,721	$1,101,280
Liabilities in Excess of Other Assets — (1,708.0)%							(1,040,378)
Members' Equity—100.0%							$60,902

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
(4)
Non-accrual security.
(5)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2037-R Asset-Backed Debt and held through PennantPark CLO VI, LLC, or, 3) securing the 2036 Asset-Backed Debt and held through PennantPark CLO II, Ltd. or, 4) securing the 2037 Asset-Backed Debt held through PennantPark CLO 12, LLC.
(6)
All investments are in U.S. companies unless noted otherwise.
(7)
Partial PIK non-accrual security

Below is a listing of PSSL’s individual investments as of September 30, 2024 (Par and $ in thousands):

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
First Lien Secured Debt - 1,404.5%
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	SOFR+610	2,903	$2,855	$2,903
ACP Avenu Buyer, LLC	10/2/2029	Business Services	10.58%	SOFR+525	9,925	9,771	9,602
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.83%	SOFR+550	18,762	18,434	18,837
Ad.net Acquisition, LLC	5/7/2026	Media	11.28%	SOFR+626	8,708	8,658	8,708
Aeronix, Inc	12/18/2028	Aerospace and Defense	9.85%	SOFR+525	15,880	15,665	15,880
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.30%	SOFR+610	12,722	12,481	12,213
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,717	4,613	4,717
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,625	4,584	4,625
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	SOFR+590	11,155	11,058	10,988
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.56%	SOFR+625	11,115	10,967	11,059
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.85%	SOFR+525	9,975	9,836	9,825
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.35%	SOFR+575	4,900	4,828	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	11.18%	SOFR+625	15,423	15,167	15,423
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.70%	SOFR+650	8,888	8,797	8,776
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.00%	SOFR+640	14,974	14,779	14,718
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	SOFR+600	5,546	5,523	5,435
Broder Bros., Co.	12/4/2025	Consumer Products	10.97%	SOFR+611	2,274	2,274	2,274
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.20%	SOFR+535	442	417	416
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.18%	SOFR+698	13,084	13,059	13,084
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.60%	SOFR+550	15,243	15,025	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.35%	SOFR+575	9,539	9,431	9,539
CF512, Inc.	8/20/2026	Media	11.21%	SOFR+619	6,751	6,682	6,649
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.96%	SOFR+400	6,708	6,506	6,540
Connatix Buyer, Inc.	7/13/2027	Media	10.53%	SOFR+561	3,775	3,734	3,775
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.71%	SOFR+586	2,068	2,051	2,052
Dr. Squatch, LLC	8/31/2027	Personal Products	9.95%	SOFR+535	14,562	14,398	14,562
DRI Holding Inc.	12/21/2028	Media	10.20%	SOFR+535	2,600	2,420	2,509
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.20%	SOFR+635	13,805	13,788	13,694
Dynata, LLC - First Out Term Loan (6)	7/15/2028	Diversified Consumer Services	10.38%	SOFR+526	1,360	1,264	1,358
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.88%	SOFR+576	8,439	8,439	7,769
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	8.85%	SOFR+400	4,963	4,894	4,973
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.35%	SOFR+575	8,865	8,763	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.20%	SOFR+635	12,546	12,418	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.56%	SOFR+650	12,249	12,032	12,249
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.60%	SOFR+575	9,268	9,132	9,176
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.65%	SOFR+450	10,117	10,071	10,128
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.43%	SOFR+615	3,696	3,689	3,511
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.45%	SOFR+560	3,723	3,686	3,685
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	SOFR+560	2,153	2,131	2,110
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,691	3,648	3,665
Hills Distribution, Inc	11/8/2029	Business Services	11.11%	SOFR+600	8,957	8,835	8,868
HW Holdco, LLC	5/10/2026	Media	11.18%	SOFR+590	3,486	3,475	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	10.20%	SOFR+510	9,154	9,018	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.45%	SOFR+685	6,029	5,932	6,089
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,287	11,274	9,707
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.46%	SOFR+761	8,164	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+565	3,900	3,855	3,900
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	SOFR+615	13,492	13,289	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.94%	SOFR+785	14,731	14,539	14,584
			(PIK 5.10%)
LAV Gear Holdings, Inc. (6)	10/31/2025	Capital Equipment	11.42%	SOFR+643	12,125	12,102	11,907
LAV Gear Holdings, Inc. - Term Loan Incremental	10/31/2025	Capital Equipment	11.64%	SOFR+640	2,861	2,856	2,810
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.15%	SOFR+535	11,330	11,258	11,330
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	10.48%	SOFR+525	2,559	2,516	2,559
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	11.10%	SOFR+650	7,407	7,288	7,296
Lucky Bucks, LLC - First-Out Term Loan (6)	10/2/2028	Hotel, Gaming and Leisure	12.77%	SOFR+765	259	259	259
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.77%	SOFR+765	518	518	518
MAG DS Corp	4/1/2027	Aerospace and Defense	10.20%	SOFR+550	2,218	2,143	2,085
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	12.13%	SOFR+701	357	357	337
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.38%	SOFR+801	452	452	310
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.63%	SOFR+726	1,675	1,675	490
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	9/30/2025	Media: Diversified and Production	10.38%	SOFR+540	1,845	1,845	1,845
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	0.00%		564	-	-
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819

Issuer Name (7)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	07/27/26	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	08/31/27	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/28	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	06/16/25	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	04/01/28	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	06/15/26	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	03/01/29	Wholesale	0.00%		5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	03/01/29	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	03/01/29	Wholesale	0.00%		83	-	(76)
Watchtower Buyer, LLC	12/03/29	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	02/27/27	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/24	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)
Total First Lien Secured Debt						920,485	906,532

Equity Securities - 10.5%
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	$2,031	$2,031
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	904
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	-	2,710
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,104
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36,458	3,393	-
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0%						928,983	913,281
Cash and Cash Equivalents - 106.0%
BlackRock Federal FD Institutional 30						68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0%						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)%							(917,163)
Members' Equity—100.0%							$64,547

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
(7)
All investments are in U.S. companies unless noted otherwise.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	June 30, 2025
	(Unaudited)	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,080,993 and $928,983, respectively)	$1,055,552	$913,281
Cash and cash equivalents (cost—$45,728 and $68,429, respectively)	45,728	68,429
Interest receivable	4,483	4,722
Due from affiliate	93	48
Prepaid expenses and other assets	2,517	1,642
Total assets	1,108,373	988,122
Liabilities
Credit facility payable	27,000	146,100
2035 Asset-backed debt, net (par—$0 and $246,000, respectively) (unamortized deferred financing costs of $0 and $2,066, respectively)	—	243,934
2036 Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $1,413 and $1,628, respectively)	244,587	244,372
2037 Asset-backed debt, net (par—$246,000 and $0, respectively) (unamortized deferred financing costs of $1,990 and $0, respectively)	244,010	—
2037-R Asset-backed debt, net (par—$246,000 and $0, respectively) (unamortized deferred financing costs of $2,629 and $0, respectively)	243,371	—
Notes payable to members	271,600	271,600
Interest payable on credit facility and asset backed debt	8,968	9,281
Payable for investments purchased	—	86
Interest payable on notes to members	6,665	7,315
Accrued expenses	1,198	822
Due to affiliate	72	65
Total liabilities	1,047,471	923,575
Members' equity	60,902	64,547
Total liabilities and members' equity	$1,108,373	$988,122

(1) As of June 30, 2025 and September 30, 2024, PSSL had unfunded commitments to fund investments of zero and $0.6 million, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest	$28,212	$27,614	$84,989	$80,578
Other income	357	356	1,145	921
Total investment income	28,569	27,970	86,134	81,499
Expenses:(1)
Interest and expense on credit facility and asset-backed debt	14,381	13,685	42,198	40,866
Interest expense on notes to members	8,427	8,646	25,674	24,962
Administration fees	1,001	602	2,386	1,737
General and administrative expenses	110	506	1,016	999
Expenses before debt issuance costs	23,919	23,439	71,274	68,564
Debt issuance costs	200	—	200	—
Total expenses	24,119	23,439	71,474	68,564
Net investment income	4,450	4,531	14,660	12,935
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(10,974)	—	(17,429)	(6,510)
Realized loss on debt extinguishment	(1,637)	(1,622)	(1,637)	(1,622)
Net change in unrealized appreciation (depreciation) on investments	5,403	(5,034)	(9,739)	3,871
Net realized and unrealized gain (loss) on investments	(7,208)	(6,656)	(28,805)	(4,261)
Net increase (decrease) in members' equity resulting from operations	$(2,758)	$(2,125)	$(14,145)	$8,674
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

During the three and nine months ended June 30, 2025, we declared distributions of $0.3075 and $0.9225 per share for total distributions of $30.5 million and $83.4 million, respectively. During the three and nine months ended June 30, 2024, we declared distributions of $0.3075 and $0.9225 per share for total distributions of $21.0 million and $57.9 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended June 30, 2025, the effect of which was not material to the Consolidated Financial Statements and the notes thereto.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, our debt portfolio consisted of approximately 99% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(9,453)	$(0.10)
Up 1%	9,453	0.10
Up 2%	18,905	0.19
Up 3%	28,358	0.29
Up 4%	37,827	0.38

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

Item 4. Controls and Procedures

As of the period ended June 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to risks associated with cybersecurity and cyber incidents.

Our internal computer systems and infrastructure and those of our Investment Adviser, strategic collaborators, vendors, contractors, consultants or regulators with whom we share confidential, protected or sensitive data or information, or upon which our business relies, are vulnerable to damage from computer viruses, unauthorized access, misuse, natural disasters, terrorism, cybersecurity threats, war and telecommunication and electrical failures, as well as security compromises or breaches, which may compromise our systems, infrastructure, data or that of those with whom we share such data or information or upon which our business relies, or lead to data compromise, misuse, misappropriation or leakage. We may experience, and from time to time have experienced, cyber attacks on our information technology systems and infrastructure by threat actors of all types (including nation states, criminal enterprises, individual actors or advanced persistent threat groups, among others). In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, digital extortion, business email compromises and denial-of-service attacks, social engineering (including phishing attacks) and other means to affect server reliability and threaten the confidentiality, integrity and availability of information, systems or infrastructure.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and other third-parties. We, along with our Investment Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber-attacks, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber attack, may be ineffective and do not guarantee that a cyber attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an attack. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity attack or breach.

Furthermore, cybersecurity continues to be a priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals and/or regulators of data security breaches involving certain types of personal information. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

10.1

Fourth Amendment to Revolving Credit and Security Agreement, dated April 16, 2025, by and among PennantPark Floating Rate Funding I, LLC as borrower, PennantPark Investment Advisers, LLC as collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent for the secured parties and swingline lender, Fifth Third Bank, National Association as Documentation Agent and U.S Bank Trust Company, National Association, as collateral agent, collateral administrator and back-up collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00891). filed on April 22, 2025).

10.2*

Fifth Amendment to Revolving Credit and Security Agreement, dated August 04, 2025, by and among PennantPark Floating Rate Funding I, LLC as borrower, PennantPark Investment Advisers, LLC as collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent for the secured parties and swingline lender, Fifth Third Bank, National Association as Documentation Agent and U.S Bank Trust Company, National Association, as collateral agent, collateral administrator and back-up collateral administrator.

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

PENNANTPARK FLOATING RATE CAPITAL LTD.

Date: August 11, 2025	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)