Form 10-K
period 2025-09-30
PennantPark Floating Rate Capital Ltd.
filed 2025-11-24
CIK 1504619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2025 based on the closing price on that date of $11.19 on The New York Stock Exchange was approximately $1,069.5 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 99,217,896 shares of the Registrant’s common stock outstanding as of November 24, 2025.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

2

PENNANTPARK FLOATING RATE CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Floating Rate Capital Ltd. and its wholly-owned consolidated subsidiaries; “1940 Act” refers to the Investment Company Act of 1940, as amended; “2023 Notes” refers to our 4.3% Series A notes due 2023; “2026 Notes” refers to our 4.25% Notes due 2026; “2031 Asset-Backed Debt” refers to (i) the issuance of the Class A-1 Senior Secured Floating Rate Notes due 2031, the Class A-2 Senior Secured Fixed Rate Notes due 2031, the Class B-1 Senior Secured Floating Rate Notes due 2031, the Class B-2 Senior Secured Fixed Rate Notes due 2031, the Class C-1 Secured Deferrable Floating Rate Notes due 2031, the Class C-2 Notes Secured Deferrable Fixed Rate Notes due 2031, and the Class D Secured Deferrable Floating Notes due 2031 and (ii) the borrowing of the Class A‑1 Senior Secured Floating Rate Notes due 2031 by the Securitization Issuers in connection with the Debt Securitization; "2036 Asset-Backed Debt" refers to the issuance of the AAA(sf) Class A-1 Notes, AAA(sf) Class A-2 Notes, AA(sf) Class B Notes, A(sf) Class C Notes, BBB-(sf) Class D Notes, and the borrowing issuance of AAA(sf) Class A-1 floating rate loans, or the "Class A-1 Loans" with the 2036-Secured Notes; “2036-R Asset-Backed Debt” refers to the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant the 2036-R Indenture (i) $203 million of A-1-R Notes, which bear interest at the three-month secured overnight financing rate (“SOFR”) plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30% (collectively, the “Secured Notes”), (B) the issuance by a 2036-R Securitization Issuer of $64 million of subordinated notes pursuant to the 2036-R Indenture (the “Subordinated Notes”) and (C) the borrowing by the Securitization Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05% (the “Class B-R Loans”; 2036 Debt Securitization" refers to the $350.6 million term debt securitization completed by the "2036 Securitization Issuers"; "2037 Debt Securitization" refers to the $474.6 million term debt securitization completed by 2037 Securitization Issuer, "2037 Credit Agreement" refers to the certain credit agreement, dated February 20, 2025 by and between 2037 Securitization Issuer and Western Alliance Trust Company, National Association; "2037 Asset-Backed Debt' refers to (A) the issuance by 2037 Securitization Issuer of the following classes of notes pursuant to the 2037 Indenture: (i) $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at three-month SOFR plus 1.49%, (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60%, (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75%, (iv) $38.0 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20%, (v) $28.5 million of BBB-(sf) Class D Notes (the “2037 Class D Notes”), which bear interest at three-month SOFR plus 3.60%, (collectively, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (“2037 Subordinated Notes” and, together with the 2037 Secured Notes, the “2037 Notes”) and (B) the borrowing by the Issuers of $10.0 million under AAA(sf) Class A-1LA floating rate loans and $45.0 million under AAA(sf) Class A-1L-B floating rate loans (together, the “2037 Asset-Backed Loans”), which bear interest at three-month SOFR plus 1.49%. References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. “2036 Indenture” refers to that certain indenture, dated as of February 22, 2024, by and 2036 Securitization Issuer and Wilmington Trust, National Association, as trustee and as collateral agent; “2036-R Indenture” refers to that certain Second Supplemental Indenture, dated July 25, 2024, by and between the Securitization Issuer, PennantPark CLO I, LLC and U.S. Bank Trust Company, National Association;“2036 Financing Subsidiary” refers to PennantParkFloating Rate Funding I, LLC, a wholly-owned subsidiary of the Company; "PennantParkFloating Rate Funding II” refers to PennantParkFloating Rate Funding II, LLC, a wholly-owned subsidiary of the Company; "2036 Securitization Issuer" refers to PennantPark CLO VIII, LLC; “2036-R Securitization” refers to the $351.0 million term debt securitization completed by the 2036-R Securitization Issuers; “2036-R Securitization Issuers” refer to PennantPark CLO I, Ltd., our wholly-owned and consolidated subsidiary, and PennantPark CLO I LLC, a wholly-owned subsidiary of PennantPark CLO I LLC;“CLO III” refers to PennantPark CLO III, Ltd., our wholly-owned and consolidated subsidiary, and PennantPark CLO III LLC, a wholly-owned subsidiary of PennantPark CLO III LLC; “BDC” refers to a business development company under the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended from time to time, with Truist Bank and other lenders, or the “Lenders,” entered into on August 12, 2021; “Depositor” refers to PennantPark CLO I Depositor, LLC;“Depositor III” refers to PennantPark CLO III Depositor, Ltd.; “Debt Securitization” refers to the $301.4 million term debt securitization completed by the Securitization Issuers; “Funding I” refers to PennantPark Floating Rate Funding I, LLC; “PSSL” refers to PennantPark Senior Secured Loan Fund I LLC, an unconsolidated joint venture; “PTSF” refers to PennantPark-TSO Senior Loan Fund, LP, a consolidated limited partnership;“PTSF's GP” refers to PennantPark-TSO Senior Loan Fund GP, LLC, a wholly-owned subsidiary; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; "2037 Securitization Issuer" refers to PennantPark CLO 11, LLC, a consolidated Delaware limited liability company, “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “Prior Credit Facility” refers to our multi-currency senior secured revolving credit facility, as amended and restated, with Truist Bank (formerly SunTrust Bank) and other lenders, originally entered into on June 23, 2011 and terminated on August 12, 2021; “RIC” refers to a regulated investment company under the Code; “SBCAA” refers to the Small Business Credit Availability Act; “Securitization Issuer” refers to PennantPark CLO I, Ltd.; “Securitization Issuers” refers to the Securitization Issuer and PennantPark CLO I, LLC; “Taxable Subsidiary” refers, collectively, to our consolidated subsidiaries PFLT Investment Holdings II, LLC and PFLT Investment Holdings, LLC. “PSSL II” refers to PennantPark Senior Secured Loan Fund II LLC, an unconsolidated joint venture; References to our portfolio, our investments, our multi-currency, senior secured revolving credit facility, as amended and restated, or the Credit Facility, and our business include investments we make through our subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

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

•
the use of leverage to fund our investments, including the indebtedness resulting from the Credit Facility, 2026 Notes, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt and 2037 Asset-Backed Debt, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

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

•
our interests in connection with the debt securitizations and the offering of the 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt, and 2037 Asset-Backed Debt by the securitization issuers;

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $27.2 billion in 738 companies with more than 250 different financial sponsors through its managed funds, which includes investments by the Company totalling $8.4 billion in 539 companies.

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
•
We believe there is substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and, from time to time, the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with a lack of demand offers an attractive risk-reward to investors.

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

Leverage

As of September 30, 2025, the Credit Facility has commitments of $718.0 million (decreased from $736.0 million in April 2025) has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. The Credit Facility is secured by all of the assets held by Funding I, under which we had $683.9 million outstanding as of September 30, 2025. The Credit Facility had a weighted average interest rate of 6.3%, exclusive of the fee on undrawn commitments as of September 30, 2025. The Credit Facility had a weighted average interest rate of

7.5%, exclusive of the fee on undrawn commitments as of September 30, 2024. As of September 30, 2025 and 2024, we had $34.1 million and $192.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 140% and 160% of our net assets, or approximately 60% to 65% of our managed assets. We cannot assure investors that our leverage will remain within the range. The amount of leverage that we employ will depend on our assessment of the market and other factors at the time of any proposed borrowing.

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

In March 2021, and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. As of September 30, 2025 and 2024, we had $185.0 million and $185.0 million in aggregate principal amount of 2026 Notes outstanding, respectively. The 2026 Notes were issued pursuant to the base Indenture, dated March 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC (the “Trustee”), as supplemented by the First Supplemental Indenture, dated March 23, 2021, between the Company and the Trustee. The 2026 Notes are due on April 1, 2026 and may be redeemed in whole or in part at the Company’s option. The 2026 Notes bear interest at a rate of 4.25% per year payable semi-annually on April 1 and October 1 of each year. The effective interest rate is 4.15%.The 2026 Notes are the Company’s direct unsecured obligations and rank pari passu in right of payment with the Company’s current and future unsecured unsubordinated indebtedness, senior to any of the Company’s future indebtedness that expressly states it is subordinated in right of payment to the 2026 Notes, effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured, but to which the Company subsequently grant security) to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt was secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The 2031 Asset-Backed Debt was scheduled to mature on October 15, 2031. On the closing date of the Debt Securitization, in consideration of our transfer to the Securitization Issuer of the initial closing date loan portfolio, which included loans distributed to us by certain of our wholly owned subsidiaries, the Securitization Issuer transferred to us 100% of the Preferred Shares of the Securitization Issuer, 100% of the Class D Secured Deferrable Floating Rate Notes issued by the Securitization Issuer and a portion of the net cash proceeds received from the sale of the 2031 Asset-Backed Debt. As of both September 30, 2025 and 2024, the Company had zero of the 2031 Asset-Backed Debt outstanding with a weighted average interest rate of zero, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of the 2036-R Asset-Backed Debt. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. As of September 30, 2025 and September 30, 2024, the Company had $266.0 million, respectively, 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.2% and 7.2%, respectively. As of September 30, 2025 and September 30, 2024 the unamortized fees on the 2036-R Asset-Backed Debt were $0.6 million and $0.8 million, respectively.

In February 2024, the 2036 Asset-Backed Debt was issued by the 2036 Securitization Issuer. The 2036 Asset-Backed Debt is secured by the middle market loans, participation interests in middle market loans and other assets of the 2036 Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $139.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”) plus 2.30%, (ii) $14 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 2.70%, (iii) $24.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 2.90%, (iv) $28 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 3.90%, (v) $21 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 5.90%, (together, the “Secured Notes”), and (vi) $63.6 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing of $60.0 million AAA(sf) Class A-1 Senior Secured Floating Rate Loans, which bear interest at three-month SOFR plus 2.30%, under a credit agreement by and among the 2036 Securitization Issuer, as borrower, various financial institutions, as lenders, and Wilmington Trust, National Association, as collateral agent and as loan agent. The annualized interest on the 2036 Asset-Backed Debt will be paid, to the extent of funds available. The Debt is scheduled to mature on April 18, 2036. The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of September 30, 2025 and September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 8.1%, respectively. As of September 30, 2025 and September 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $2.4 million and $2.9 million, respectively.

In February 2025, the Company completed the 2037 Debt Securitization. The 2037 Notes were issued by the 2037 Securitization Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the 2037 Securitization Issuer. The transaction was executed through (A) a private placement of $220.5 million of the 2037 Class A-1 Notes, (ii) $19.0 million of the 2037 Class A-2 Notes, (iii) $28.5 million of the 2037 Class B Notes, (iv) $38.0 million of the 2037 Class C Notes, (v) $28.5 million of BBB the 2037 Class D Notes, and (vi) $85.1 million of the 2037 Subordinated Notes, and (B) the borrowing by the 2037 Securitization Issuer of $10.0 million of the 2037 Class A-1L-ALoans”) and $45.0 million of the “2037 Class A-1L-B Loans” and, which bear interest at three-month SOFR plus 1.49%. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. As of September 30, 2025, the Company had $361.0 million of Asset-Backed Debt outstanding with a weighted average interest rate of 5.9%. As of September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.7 million.

In April 2021, we formed PTSF, an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of September 30, 2025, our capital commitment of $15.3 million was fully funded and we held 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

In August 2025, in connection with the winding down of PTSF, an unconsolidated limited partnership, the Company acquired a portfolio of approximately $250 million of assets, including from TSO Puma SPV, LLC, an affiliate of Towerbrook Capital Partners. This portfolio includes assets with which the Company's Investment Adviser is familiar. The average spread and credit statistics are generally in-line with PFLT's existing portfolio. The Company acquired these assets at their most recent fair market value as of the date of the transaction. As of August 27, 2025, PFLT was the only remaining partner in PTSF, and as a result the entity became a wholly-owned consolidated subsidiary as of that date.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2025 and 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 160% and 174%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2025 (1)	Portfolio Company	2024 (1)
Harris & Co. LLC	3%	By Light Professional IT Services, LLC	4%
Marketplace Events Acquisition, LLC	2	Marketplace Events LLC	3
Best Practice Associates, LLC	2	Loving Tan Intermediate II, Inc.	3
Loving Tan Intermediate II, Inc.	2	C5MI Holdco, LLC	3
By Light Professional IT Services, LLC	2	RTIC Parent Holdings, LLC	3
North American Rail Solutions, LLC	2	NFS - CFP Holdings LLC	2
RTIC Parent Holdings, LLC	2	ARGANO, LLC	2
Argano, LLC	2	Big Top Holdings, LLC	2
Systems Planning And Analysis, Inc.	2	Aeronix, Inc.	2
ACP Avenu Buyer, LLC	2	Carnegie Dartlet, LLC	2

Industry	2025 (1)	Industry	2024 (1)
Professional Services	10%	Professional Services	8%
Aerospace and Defense	10	Aerospace and Defense	7
Healthcare Providers and Services	8	Healthcare Providers and Services	6
Business Services	7	IT Services	6
Media	7	Personal Products	6
IT Services	5	Diversified Consumer Services	5
Diversified Consumer Services	5	Healthcare Technology	5
Construction & Engineering	4	Media	5
Healthcare Technology	4	Leisure Products	4
Personal Products	4	Construction & Engineering	4

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2025, 2024, and 2023, the Company recorded earned a base management expense of $23.3 million, $14.9 million and $11.4 million, respectively.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2025, 2024, and 2023, the Investment Adviser earned $26.0 million, $18.1 million and $16.9 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2025, 2024, and 2023, we accrued an incentive fee on capital gains of zero, respectively, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for under GAAP on our unrealized and realized capital gains for the years ended September 30, 2025, 2024, and 2023 was zero, respectively.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2025. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through May 2026. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2025, 2024 and 2023, we recorded administrative expenses of approximately $2.1 million, $1.5 million and $0.6 million, respectively.

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

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2025. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through May 2026. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2025 and September 30, 2024, PSSL had total assets of $1,153.7 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 117 and 109 portfolio companies, respectively. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2025 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $123.7 million ($65.6 million remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

PennantPark Senior Secured Loan Fund II LLC

In August 2025, we and Hamilton Lane ("HL") formed PSSL II, an unconsolidated joint venture. PSSL II will invest primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. PSSL II will invest in portfolio companies in the same industries in which we may directly invest. As of September 30, 2025, PSSL II had not commenced operations.

We and HL have committed to invest up to $200 million in the aggregate in the PSSL II, with the Company committing to invest up to $150 million and HL committing to invest up to $50 million. Investments by each of the Company and HL will be made in the form of membership interests and secured notes. The Company's commitment will consist of $105 million in secured notes and $45 million in membership interests. HL's commitment will consist of $35 million in secured notes and $15 million in membership interests. All material decisions regarding PSSL II must be submitted to its board of managers, which is comprised of an equal number of representatives from each of the Company and HL. Further, all portfolio and other material decisions require the affirmative vote of at least one board member designated by the Company and one board member from HL.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are subject to various covenants under Funding I’s Credit Facility which, if not complied with, could result in reduced availability and/or mandatory prepayments under Funding I’s Credit Facility, our 2026 Notes, our 2036-R Asset-Backed Debt, our 2036 Asset-Backed Debt, and our 2037 Asset-Backed Debt.

In addition to the asset coverage ratio requirements, the Credit Facility contains various covenants applicable to Funding I, which restricts our ability to borrow funds, and, the indenture governing our 2026 Notes, the indenture governing our 2036-R Asset-Backed Debt, the indenture governing our 2036 Asset-Backed Debt, and the indenture governing our 2037 Asset-Backed Debt contain various covenants which, if not complied with, could accelerate repayment of the 2026 Notes, the 2036-R Asset-Backed Debt, the 2036 Asset-Backed Debt, and 2037 Asset-Backed Debt, respectively. For example, the Credit Facility’s income coverage covenant, or test, requires us to maintain a ratio whereby the aggregate amount of interest received on the portfolio loans must equal at least 125% of the interest payable in respect to the Lenders and other parties. Failure to satisfy the various covenants under the Credit Facility could accelerate repayment under the Credit Facility or otherwise prevent us from receiving distributions under the payment waterfall. This could materially and adversely affect our liquidity, financial condition and results of operations. Funding I’s borrowings under the Credit Facility are collateralized by the assets in Funding I’s investment portfolio. The agreements governing the Credit Facility require Funding I to comply with certain financial and operational covenants. These covenants include:

•
A requirement to retain our status as a RIC;
•
A requirement to maintain a minimum amount of stockholders’ equity; and
•
A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity in Funding I or to result in the ability of the trustee and our note holders to accelerate amounts due under the indenture governing our 2026 Notes or the indenture governing our 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt, or 2037 Asset-Backed Debt. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies, material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. We have identified material weaknesses in our internal controls over financial reporting and may identify other material weaknesses or significant deficiencies in the future. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have identified material weaknesses in our internal controls over financial reporting. If we fail to remediate these material weaknesses, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.

We have identified material weaknesses in our internal controls over financial reporting, and management has determined that, as of September 30, 2025, we do not maintain effective internal control over financial reporting. These material weaknesses and our remediation efforts are described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 62 of this Form 10-K. We cannot assure you that we will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

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

Our current debt is governed by the terms of the Credit Facility, the indenture governing our 2026 Notes, the indenture governing the 2036-R Asset-Backed Debt, the indenture governing the 2036 Asset-Backed Debt, the indenture governing the 2037 Asset-Backed Debt, and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to the Credit Facility, 2026 Notes, the 2036-R Asset-Backed Debt, the 2036 Asset-Backed Debt, and the 2037 Asset-Backed Debt, and expect in the future to borrow additional amounts under the Credit Facility or otherwise, subject to market availability, and, may increase the size of the Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in Funding I’s assets in connection with the Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to the Credit Facility. In addition, borrowings or debt issuances, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2025 and 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 160% and 174%, respectively. Since our leverage was 166% and 135% of our net assets as of September 30, 2025 and 2024, respectively, we would have to receive an annual return of at least 3.8% and 4.0%, respectively, to cover annual interest payments.

As of September 30, 2025, we had outstanding borrowings of $683.9 million under the Credit Facility, $185.0 million outstanding under our 2026 Notes, $266.0 million outstanding under the 2036-R Asset-Backed Debt, $287.0 million outstanding under the 2036 Asset-Backed Debt, and $361.0 million outstanding under the 2037 Asset-Backed Debt. Our consolidated debt outstanding was $1,782.9 million and had a weighted average annual interest rate at the time of 6.1%, exclusive of the fees on the undrawn commitment on the Credit Facility. This example is for illustrative purposes only, and actual interest rates on the Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2025 of 61.0% of total assets (including such borrowed funds), at the current interest rate at the time of 6.1%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	0%	5.0%	10.0%
Corresponding return to common stockholders (2)	(37.3)%	(23.7)%	(10.2)%	3.4%	17.0%

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

As a result of any issuance of debt securities and borrowings under the Credit Facility, the 2026 Notes, the 2036-R Asset-Backed Debt, the 2036 Asset-Backed Debt, and the 2037 Asset-Backed Debt, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

Our Credit Facility expires in August 2030. We utilize proceeds from the Credit Facility to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under the Credit Facility. This means that we will have to extend the maturity of the Credit Facility or refinance our indebtedness under the Credit Facility in order to avoid selling investments at maturity of the Credit Facility, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance the Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under the Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The New York Stock Exchange at $8.89 and $11.57 on September 30, 2025 and 2024, respectively. Our NAV per share was $10.83 and $11.31 as of the same dates, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

The 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of September 30, 2025, we had $683.9 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Funding I, and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2026 Notes to the extent of the value of such assets.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of PennantPark Floating Rate Capital Ltd. and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the Credit Facility is held through Funding I, and our secured indebtedness with respect to the 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt and 2037 Asset-Backed Debt (collectively, the "Asset-Backed Debt") is held through the 2036 Securitization Issuer, the 2036-R Securitization Issuers and the 2037 Securitization Issuers, respectively. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes.

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

RISKS RELATING TO OUR DEBT SECURITIZATION

We are subject to certain risks as a result of our interests in connection with the 2036-R Securitization, the 2036 Securitization and the 2037 Securitization and our equity interests in the 2036-R Securitization Issuers, the 2036 Securitization Issuer and the 2037 Securitization Issuer.

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

As a result of the 2037 Securitization, we hold, indirectly through the 2037 Financing Subsidiary, 100% of the equity interests in the 2037 Securitization Issuer. As a result, we consolidate the financial statements of the 2037 Financing Subsidiary and the 2037 Securitization Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because each of the 2037 Financing Subsidiary and the 2037 Securitization Issuer is disregarded as an entity separate from its owners for U.S. federal income tax purposes, the sale or contribution by us to the 2037 Financing Subsidiary, did not constitute a taxable event for U.S. federal income tax purposes. If the IRS were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the 2036-R Securitization or the 2036 Securitization or the 2037 Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the 2036-R Securitization, the 2036 Securitization or the 2037 Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.We may not receive cash distributions in respect of our indirect ownership interests in the 2036 Securitization Issuer, 2036-R Securitization Issuers or the 2037 Securitization Issuer .

Apart from fees payable to us in connection with our role as servicer of the Securitization Loans and the reimbursement of related amounts under the documents governing the 2036 Securitization, 2036-R Securitization and the 2037 Securitization we receive cash in connection with the 2036 Securitization, 2036-R Securitization and the 2037 Securitization only to the extent that the Depositor receives payments in respect of its equity interests in the Securitization Issuers. The respective holders of the equity interests in the 2036 Securitization Issuer, 2036-R Securitization Issuers and the 2037 Securitization Issuers are the residual claimants on distributions, if any, made by the 2036 Securitization Issuer, 2036-R Securitization Issuers and the 2037 Securitization Issuers as applicable, after the holders of the 2036 Asset-Backed Debt (the “2036 Securitization Debtholders”), the holders of the 2036-R Asset-Backed Debt (the “2036-R Securitization Debtholders”), and the holders of the 2037 Asset-Backed

Debt as applicable, and other claimants have been paid in full on each payment date or upon maturity of the 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt and 2037 Asset-Backed Debt as applicable, subject to the priority of payments under the documents governing the 2036 Securitization, the 2036-R Securitization and the 2037 Securitization as applicable. To the extent that the value of the 2036 Securitization Issuer’s, 2036-R Securitization Issuer’s and the 2037 Securitization Issuer’s portfolio of loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the loans, or for any other reason, the ability of the 2036 Securitization Issuer, the 2036-R Securitization Issuers and the 2037 Securitization Issuers to make cash distributions in respect of the 2036 Financing Subsidiary’s, the R-Depositor's equity interests or the 2037 Financing Subsidiary's as applicable, would be negatively affected and consequently, the value of the equity interests in the 2036 Securitization Issuer, the 2036-R Securitization Issuers or the 2037 Securitization Issuer as applicable, would also be reduced. In the event that we fail to receive cash indirectly from the 2036 Securitization Issuer, the 2036-R Securitization Issuers or the 2037 Securitization Issuers, we could be unable to make distributions, if at all, in amounts sufficient to maintain our ability to be subject to tax as a RIC.

The interests of the 2036 Securitization Debtholders, the 2036-R Securitization Debtholders and the 2037 Securitization Debtholders may not be aligned with our interests.

The 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt and the 2037 Asset-Backed Debt constitute debt obligations ranking senior in right of payment to the rights of the holders of the equity interests in the 2036 Securitization Issuer, the 2036-R Securitization Issuers and the 2037 Securitization Issuers, as residual claimants in respect of distributions, if any, made by the 2036 Securitization Issuer, the 2036-R Securitization Issuers and the 2037 Securitization Issuer. As such, there are circumstances in which the interests of the 2036 Securitization Debtholders, the 2036-R Securitization Debtholders and the 2037 Securitization Debt holders may not be aligned with the interests of holders of the equity interests in the 2036 Securitization Issuer or the 2036-R Securitization Issuers or the 2037 Securitization Issuers as applicable. For example, under the terms of the documents governing the 2036 Securitization, 2036-R Securitization, 2037 Securitization, the 2036 Securitization Debtholders, the 2036-R Securitization Debtholders and the 2037 Securitization Debtholders, as applicable, have the right to receive payments of principal and interest prior to holders of the equity interests.

For as long as the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt or the 2037 Asset Backed Debt remain outstanding, the respective 2036 Securitization Debtholders, 2036-R Securitization Debtholders and 2037 Securitization Debtholders as applicable, have the right to act in certain circumstances with respect to the applicable securitization loans in ways that may benefit their interests but not the interests of the respective holders of the equity interests in the 2036 Securitization Issuer, the 2036-R Securitization Issuers or 2037 Securitization Issuers as applicable, including by exercising remedies under the documents governing the 2036 Securitization, the 2036-R Securitization or 2037 Securitization.

If an event of default occurs, the 2036 Securitization Debtholders, the 2036-R Securitization Debtholders or the 2037 Securitization Debtholders as applicable, will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the 2036 Securitization, the 2036-R Securitization and the 2037 Securitization as applicable. For example, upon the occurrence of an event of default with respect to the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt or the 2037 Asset-Backed Debt as applicable, the applicable trustee may and will at the direction of the holders of a majority of the applicable 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt or 2037 Asset-Backed Debt as applicable, declare the principal, together with any accrued interest, of the debt to be immediately due and payable. This would have the effect of accelerating the principal on such debt, triggering a repayment obligation on the part of the 2036 Securitization Issuer, the 2036-R Securitization Issuers or 2037 Securitization Issuer as applicable. The 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt or the 2037 Asset-Backed Debt then outstanding will be paid in full before any further payment or distribution on the equity interest is made. There can be no assurance that there will be sufficient funds through collections on the applicable securitization loans or through the proceeds of the sale of the applicable securitization loans in the event of a bankruptcy or insolvency to repay in full the obligations under the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt or the 2037 Asset-Backed Debt or to make any distribution to holders of the equity interests in the 2036 Securitization Issuer, the 2036-R Securitization Issuers or the 2037 Securitization Issuer.

Remedies pursued by the 2036 Securitization Debtholders, the 2036-R Securitization Debtholders or the 2037 Securitization Debtholders could be adverse to our interests as the indirect holder of the equity interests in the 2036 Securitization Issuer, the 2036-R Securitization Issuers and the 2037 Securitization Issuers, as applicable. The 2036 Securitization Debtholders, the 2036-R Securitization Debtholders and the 2037 Securitization Debtholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the 2036 Securitization Debtholders, the 2036-R Securitization Debtholders or the 2036-R Securitization Debtholders will be consistent with our best interests, or that we will receive, indirectly through the 2036 Financing Subsidiary, the R-Depositor or the 2037 Financing Subsidiary any payments or distributions upon an acceleration of the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt or the 2037 Asset-Backed Debt, as applicable. Any failure of the 2036 Securitization Issuer or 2037 Securitization Issuer to make distributions in respect of the equity interests that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt or the 2037 Asset Backed Debt, as applicable, or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our ability to be subject to tax as a RIC.

We have certain repurchase obligations with respect to the securitization loans transferred in connection with the 2036 Securitization, the 2036-R Securitization and the 2037 Securitization.

As part of each of the 2036 Securitization, the 2036-R Securitization and the 2037 Securitization, we entered into master loan agreements under which we would be required to repurchase any of the securitization loans (or participation interest therein) which were sold to the 2036 Securitization Issuer, the 2036-R Securitization Issuers or the Securitization Issuers, as applicable, in breach of certain customary representations and warranties made by us, the 2036 Financing Subsidiary, the R-Depositor or the 2037-Financing Subsidiary with respect to such securitization loans or the legal structure of the 2036 Securitization, the 2036-R Securitization or the 2037 Securitization, as applicable. To the extent that there is a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the applicable securitization trustee may, on behalf of the 2036 Securitization Issuer, the 2036-R Securitization Issuers or the 2037 Securitization, as applicable, bring an action against us to enforce these repurchase obligations.

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

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Trump Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Changes to U.S tariff and import/export regulations may have a negative effect on our portfolio companies

There have been significant changes to U.S trade policies, treaties and tariffs, and in the future there may be additional significant changes. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could adversely affect their results of operations. We cannot predict whether, or so what extent, any tariff or other trade protections may affect our portfolio companies or our business, financial condition or results of operations.

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

We are subject to risks related to artificial intelligence

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, "AI"), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While we and our Investment Adviser do not use AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to our business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Investment Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of our Investment Adviser and us. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Investment Adviser and us.

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

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Financial Officer (“CFO”) and CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CFO and CCO of the Company oversee the Company’s oversight function generally and rely on Information Technology staff of, and consultants to, the Adviser to manage the assessment and management of material risks from cybersecurity threats. The CFO has been responsible for his oversight function as CFO to the Company for three years and has worked in the financial services industry for more than 30 years, during which time the CFO has gained expertise in assessing and managing risk applicable to the Company. The CCO has been responsible for oversight functions for the Company for three years. The current CCO has been serving since April 2025 and has worked in the financial services industry for more than 35 years, during which time the CCO has gained expertise in assessing and managing risks applicable to the Company.

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

Item 2. Properties

As of September 30, 2025, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Global Stock Market effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PFLT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for each full quarterly period within the fiscal years ended September 30, 2025 and 2024.

				Premium /	Premium /
				(Discount)	(Discount)
		Closing Sale Prices		of High Sale	of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2025
Fourth quarter	$10.83	$10.82	$8.89	(0)%	(18)%	$0.308
Third quarter	10.96	11.13	9.18	2	(16)	0.308
Second quarter	11.07	11.42	10.91	3	(1)	0.308
First quarter	11.34	11.89	10.67	5	(6)	0.308
Year Ended September 30, 2024
Fourth quarter	$11.31	$11.94	$10.49	6%	(7)%	$0.308
Third quarter	11.34	11.61	11.09	2	(2)	0.308
Second quarter	11.40	12.61	11.09	11	(3)	0.308
First quarter	11.20	12.24	9.71	9	(13)	0.308

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the New York Stock Exchange at $8.89 and $11.57 on September 30, 2025 and 2024, respectively. Our NAV per share was $10.83 and $11.31 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2025, we had 32 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended September 30, 2025.

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

In January 2026, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, for our fiscal and taxable years ended September 30, 2025 and 2024 from ordinary income (including short-term gains), if any, totaled $113.9 million, or $1.23 per share, and $80.6 million, or $1.23 per share, respectively, based on the weighted average shares outstanding for the respective periods. Additionally, for both years ended September 30, 2025 and 2024, we did not pay any distributions from long-term capital gains.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index (the "S&P Index") and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2020, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

PFLT
S&P 500
Russell 2000
$220
$190
$160
$130
$100
$70
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is being provided to update, as of September 30, 2025, certain information in our registration statement on Form N-2 (File No. 333-279726), most recently declared effective by the SEC on July 17, 2024. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Total stockholder expenses (as a percentage of offering price)	—%
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(3)
Management fees	2.27%	(4)
Incentive fees	2.53%	(5)
Interest on borrowed funds	9.39%	(6)
Acquired fund fees and expenses	8.40%	(7)
Other expenses	0.81%	(8)
Total estimated annual expenses	23.40%	(9)

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
(3)
Net assets attributable to common shares equals average net assets for the fiscal year ended September 30, 2025.
(4)
The contractual management fee is calculated at an annual rate of 1.00% of our average adjusted gross assets on September 30, 2025.
(5)
The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2025. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2025. For more detailed information about the incentive fee, please see “Item 1. Business—Investment Management Agreement” and “Item 1. Business—Investment Advisory Fees”.
(6)
As of September 30, 2025, we had $683.9 million in borrowings outstanding under the Credit Facility, $185.0 million outstanding under of 2026 Notes, $266.0 million outstanding under the 2036-R Asset-Backed Debt, $287.0 million outstanding under the 2036 Asset-Backed Debt, and $361.0 million outstanding under the 2037 Asset-Backed Debt. We may use proceeds of an offering of securities under any applicable registration statement to repay outstanding obligations under the Credit Facility. After completing any such offering, we may continue to borrow under the Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense, amendment costs incurred on the Credit Facility, and debt issuance costs, if any, for the fiscal year ended September 30, 2025 and we caution you that our actual interest expense in the future will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the amount provided in this table.
(7)
Our stockholders indirectly bear 87.5% of the expenses of our investment in PSSL. No management fee is charged by PennantPark Investment Advisers in connection with PSSL. PSSL pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSSL fees and operating expenses are based on our share of the actual fees and operating expenses of PSSL for the fiscal year ended September 30, 2025. Expenses for PSSL may fluctuate over time and may be substantially higher or lower in the future.
Our stockholders indirectly bear 23.08% of the expenses of our investment in PTSF. A management fee equal to 0.50% per annum of the gross assets of PTSF and its subsidiaries is charged by PennantPark Investment Advisers in connection with PTSF, and the entity is subject to an incentive fee of 20% of residual income proceeds after the internal rate of return on the equity has reached at least 12%. For this chart, PTSF fees and operating expenses are based on our share of the actual fees and operating expenses of PTSF for the fiscal year ended September 30, 2025. Expenses for PTSF may fluctuate over time and may be substantially higher or lower in the future.
(8)
“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement. Such expenses are based on estimated amounts for the current fiscal year.
(9)
“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of average net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 9.71% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.0% sales load (underwriting discounts and commissions) and offering expenses totaling 0.50%, (2) total net estimated annual expenses of 20.87% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$220	$508	$711	$996
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$228	$522	$726	$1,000

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

At-the-Market Offering

On August 20, 2021, we entered into equity distribution agreements (the "2021 Equity Distribution Agreements") with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $75 million under an at-the-market offering. The 2021 Equity Distribution Agreements provided that we may offer and sell shares of our common stock from time to time through a sales agent in amounts and at times to be determined by us. On May 5, 2022, we amended the 2021 Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the Sales Agents were represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the 2021 Equity Distribution Agreements and entered into new equity distribution agreements with Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. ( the "2023 Equity Distribution Agreements"), as sales agents (each as "Sales Agent," and collectively, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market program (the "2023 ATM Program"). On August 11, 2023, we amended the 2023 Equity Distribution Agreements with each of the Sales Agents to increase the aggregate offering price to up to $250 million. On July 17, 2024 we terminated the 2023 Equity Distribution Agreement and entered into new equity distribution agreements with the Sales Agents (collectively, the " 2024 Equity Distribution Agreements") in connection with the sale of our shares of common stock with an aggregate offering price of up to $500 million under an ATM Program (the "2024 ATM Program"). The 2024 Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the 2024 Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2025, our portfolio totaled $2,773.3 million and consisted of $2,513.6 million of first lien secured debt (including $237.7 million in PSSL), $19.0 million of second lien secured debt and subordinated debt and $240.7 million of preferred and common equity (including $44.3 million in PSSL). Our debt portfolio consisted of approximately 99% variable-rate investments. As of September 30, 2025, we had three portfolio companies on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $46.1 million. Our overall portfolio consisted of 164 companies with an average investment size of $16.9 million, had a weighted average yield on debt investments of 10.2%, and was invested 90% in first lien secured debt (including 9% in PSSL), 1% in second lien secured debt and subordinated debt and 9% in preferred and common equity (including 2% in PSSL). As of September 30, 2025, over 98% of the investments held by PSSL were first lien secured debt.

As of September 30, 2024, our portfolio totaled $1,983.5 million and consisted of $1,746.7 million of first lien secured debt (including $237.7 million in PSSL), $2.7 million of second lien secured debt and $234.1 million of preferred and common equity (including $56.5 million in PSSL). Our debt portfolio consisted of approximately 100% variable-rate investments. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $11.4 million. Our overall portfolio consisted of 158 companies with an average investment size of $12.6 million, had a weighted average yield on debt investments of 11.5%, and was invested 88% in first lien secured debt (including 12% in PSSL), less than 1% in second lien secured debt and subordinated debt and 12% in preferred and common equity (including 3% in PSSL). As of September 30, 2024, over 99% of the investments held by PSSL were first lien secured debt.

For the year ended September 30, 2025, we invested $1,741.3 million in 29 new and 205 existing portfolio companies with a weighted average yield on debt investments of 10.3%. Sales and repayments of investments for the same period totaled $925.7 million.

For the year ended September 30, 2024, we invested $1,407.5 million in 43 new and 91 existing portfolio companies with a weighted average yield on debt investments of 11.4%. Sales and repayments of investments for the same period totaled $514.1 million.

PennantPark Senior Secured Loan Fund I LLC

As of September 30, 2025, PSSL’s portfolio totaled $1,084.6 million, consisted of 117 companies with an average investment size of $9.3 million and had a weighted average yield on debt investments of 10.1%. As of September 30, 2024, PSSL’s portfolio totaled $913.3 million, consisted of 109 companies with an average investment size of $8.4 million and had a weighted average yield on debt investments of 11.4%.

For the year ended September 30, 2025, PSSL invested $425.9 million (of which $379.7 million was purchased from the Company) in 28 new and 26 existing portfolio companies with a weighted average yield on debt investments of 10.2%. PSSL’s sales and repayments of investments for the same period totaled $228.2 million.

For the year ended September 30, 2024, PSSL invested $286.2 million (of which $253.6 million was purchased from the Company) in 24 new and 36 existing portfolio companies with a weighted average yield on debt investments of 11.7%. PSSL’s sales and repayments of investments for the same period totaled $160.1 million.

PennantPark Senior Secured Loan Fund II LLC

On August 8, 2025, the Company, and a fund managed by HL entered into an amended and restated limited liability company agreement (the "HL LLC Agreement") to co-manage a newly-formed joint venture, PennantPark Senior Secured Loan Fund II LLC. PSSL II is expected to invest primarily in middle market loans and other corporate debt securities.

The Company and HL have committed to invest up to $200.0 million in the aggregate in PSSL II, with the Company committing to invest up to $150.0 million and HL committing to invest up to $50.0 million. Investments by each of the Company and HL will be made in the form of membership interests and secured notes. All portfolio and other material decisions regarding PSSL II must be submitted to its board of managers, which is comprised of an equal number of representatives from each of the Company and HL. Further, all portfolio and other material decisions require the affirmative vote of at least one board member designated by the Company and one board member from HL.

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
(4)
The audit committee of our board of directors reviews the valuations of our Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and
(5)
Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2037 Asset-Backed Debt and the Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2036-R Asset-Backed Debt, our 2036 Asset-Backed Debt, our 2037 Asset-Backed Debt and the Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $3.3 million and $6.5 million relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2025 and 2024, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt and the 2037 Asset-Backed Debt.

For the years September 30, 2025 and 2024, the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized appreciation (depreciation) of approximately zero and zero, respectively. As of September 30, 2025 and 2024, the net unrealized depreciation on the Credit Facility and the 2023 Notes totaled approximately zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility and 2023 Notes in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

For the years ended September 30, 2025, 2024 and 2023, the Company recorded a provision for taxes on net investment income of $0.9 million, $1.1 million, and $1.0 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the years ended September 30, 2025, 2024 and 2023, the Company recognized a provision for taxes of $(0.2) million, $0.1 million and $2.8 million, respectively, on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of September 30, 2025 and 2024, $1.9 million and $1.7 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of September 30, 2025 and 2024, of $0.1 million and $0.1 million, respectively, the Company recognized a provision for taxes on realized gain on investments held by the Taxable Subsidiary.

During the year ended September 30, 2025, 2024 and 2023 the Company paid zero, zero, and zero million, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of zero as of September 30, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2025 and 2024. For information regarding results of operations for the year ended September 30, 2023, see the Company's Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on November 26, 2024.

Investment Income

Investment income for the year ended September 30, 2025 was $261.4 million and was attributable to $238.7 million from first lien secured debt and $22.7 million from other investments. The increase in investment income compared to the same periods in the prior year was primarily due to an increase in the size of the debt portfolio.

Investment income for the year ended September 30, 2024 was $186.4 million and was attributable to $164.3 million from first lien secured debt and $22.1 million from other investments.

Expenses

Expenses for the year ended September 30, 2025 totaled $154.3 million base management fee totaled $23.3 million, incentive fee totaled $26.0 million, debt related interest and expenses totaled $96.5 million, general and administrative expenses totaled $7.5 million and provision for taxes totaled $0.9 million. The increase in expenses compared to the prior year was primarily due to an increase in debt related interest and expenses and incentive and management fees.

Expenses for the year ended September 30, 2024 totaled $108.6 million. Base management fee totaled $14.9 million, incentive fee totaled $18.1 million, debt related interest and expenses totaled $67.9 million, general and administrative expenses totaled $6.7 million and provision for taxes totaled $1.1 million.

Net Investment Income

Net investment income totaled $107.2 million, or $1.16 per share, and $77.7 million, or $1.18 per share, for the years ended September 30, 2025 and 2024, respectively. The increase in net investment income compared to the prior year was primarily due to an increase in the size of our debt portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2025 and 2024 totaled $925.7 million and $514.1 million, respectively. Net realized gain (losses) on investments totaled ($5.9) million and $0.2 million for the same periods, respectively. The change in realized gains (losses) was primarily due to changes in market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under “Forward-Looking Statements”.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2023 Notes

For the years ended September 30, 2025 and 2024, we reported net change in unrealized appreciation (depreciation) on investments of $(34.6) million and $14.3 million, respectively. As of September 30, 2025 and 2024, our net unrealized appreciation (depreciation) on investments totaled $(46.1) million and $(11.4) million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2025 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under the “Forward-Looking Statements" section above.

For the year ended September 30, 2025 and 2024, the Credit Facility or Prior Credit Facility, as applicable, and the 2023 Notes had a net change in unrealized Debt (appreciation) depreciation of less than $0.1 million and less than $(0.1) million, respectively. As of September 30, 2025 and 2024, our net unrealized (appreciation) depreciation on the Credit Facility and the 2023 Notes totaled zero and zero, respectively. The net change in unrealized depreciation for the year ended September 30, 2025 compared to the prior year was primarily due to changes in the capital markets, with the economic instability negatively affecting the value, as further discussed above under “Forward-Looking Statements”.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $66.4 million, or $0.72 per share, and $91.8 million, or $1.40 per share, for the years ended September 30, 2025 and 2024, respectively. The decrease in net assets from operations for the year ended September 30, 2025 compared to the prior year was primarily due to greater depreciation of the portfolio primarily driven by changes in market conditions of our investments, as discussed above under “Forward-Looking Statements” as well as higher investment income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing. For information regarding liquidity and capital resources for the year ended September 30, 2023, see the Company's Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on November 26, 2024.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2025 and 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 160% and 174%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2025 and 2024, inclusive of the fee on the undrawn commitment on the Credit Facility or Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 6.8% and 8.5%, respectively. As of September 30, 2025 and 2024, we had $34.1 million and $192.1 million of unused borrowing capacity under the Credit Facility, subject to leverage and borrowing base restrictions.

The Company's multi-currency Credit Facility with the Lenders has commitments of $718.0 million as of September 30, 2025, subject to satisfaction of certain conditions and regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. As of September 30, 2025 and 2024, Funding I had $683.9 million and $443.9 million of outstanding borrowings under the Credit Facility or the Prior Credit Facility, as applicable, respectively. The Credit Facility had a weighted average interest rate of 6.3% and 7.5%, exclusive of the fee on undrawn commitments, as of September 30, 2025 and 2024, respectively.

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, currency types and amounts, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2025, we were in compliance with the covenants relating to the Credit Facility.

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

In March 2021 and in October 2021, we issued $100.0 million and $85.0 million, respectively, in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4% and 101.5%, respectively. Interest on the 2026 Notes is paid semi-annually on April 1 and October 1 of each year, at a rate of 4.25% per year, commencing October 1, 2021 The effective interest rate is 4.15%. The 2026 Notes mature on April 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

In September 2019, the Securitization Issuers completed the Debt Securitization. The 2031 Asset-Backed Debt was secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Notes maturing 2031, which bore interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bore interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bore interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bore interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Loans due 2031, which bore interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The 2031 Asset-Backed Debt was scheduled to mature on October 15, 2031. As of September 30, 2025 and 2024, the Company had zero, respectively, of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of zero respectively.

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

The 2031 Asset-Backed Debt constituted secured obligations of the Securitization Issuers, and the indenture governing the 2031 Asset-Backed Debt included customary covenants and events of default.

In July 2024, the 2031 Asset-Backed Debt was refinanced through a $351.0 million debt securitization in the form of a collateralized loan obligation, or the "2036-R Asset-Backed Debt". The Company retained $85.0 million of the debt securitization. The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the 2036-R Securitization Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the 2036-R Securitization Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by one of the 2036-R Securitization Issuers of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, by and among the 2036-R Securitization Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The 2036-R Asset-Backed Debt matures in July 2036. As of September 30, 2025 and September 30, 2024, the Company had $266.0 million of 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.2% and 7.2%, respectively. As of September 30, 2025 and September 30, 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.6 million and $0.8 million, respectively.

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of September 30, 2025 and September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 8.1%, respectively. As of September 30, 2025 and September 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $2.4 million and $2.9 million, respectively.

In February 2025, the Company completed the 2037 Debt Securitization. The 2037 Notes were issued by the 2037 Securitization Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the 2037Securitization Issuer. The transaction was executed through (A) a private placement of $220.5 million of 2037 Class A-1 Notes, (ii) $19.0 million of 2037 Class A-2 Notes, (iii) $28.5 million of 2037 Class B Notes, (iv) $38.0 million of 2037 Class C Notes, (v) $28.5 million 2037 Class D Notes, and (vi) $85.1 million of 2037 Subordinated Notes and (B) the borrowing by the 2037 Securitization Issuer of $10.0 million of 2037 Class A-1L-ALoans and $45.0 million of 2037 Class A-1L-B Loans, which bear interest at three-month SOFR plus 1.49%. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation. The Company will continue to retain the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Asset-Backed Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029. As of September 30, 2025, the Company had $361.0 million of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.9%. As of September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.7 million.

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

On August 20, 2021, we entered into equity distribution agreements (the 2021 Equity Distribution Agreements") with each of JMP Securities LLC and Raymond James & Associates, Inc., as the sales agents, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $75 million under an at-the-market offering. On May 5, 2022, we amended the 2021 Equity Distribution Agreements to update references from NASDAQ to NYSE and reflect that the agents are now represented by Kirkland & Ellis LLP. On March 27, 2023 we terminated the 2021 Equity Distribution Agreements and entered into new equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. (as amended and restated, the "2022 Equity Distribution Agreements"), as sales agents (each as "Sales Agent," and collectively, the "Sales Agents") in connection with the sale of shares of our common stock, with an aggregate offering price of up to $100 million under an at-the-market program (the "2022 ATM Program"). On August 11, 2023, we amended and restated the 2022 Equity Distribution Agreements with each of the Sales Agents to increase the aggregate offering price to up to $250 million. On July 17, 2024 we terminated the 2022 Equity Distribution Agreements and entered into new equity distribution agreements with the Sales Agents (collectively, the "2024 Equity Distribution Agreements") in connection with the sale of our shares of common stock with an aggregate offering price of up to $500 million under an at-the-market program (the "2024 ATM Program".) The 2024 Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through a Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. Our Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the 2024 Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the offerings made hereunder will not be less than our current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us.

During the years ended September 30, 2025, and 2024 we issued 21,638,000 shares and 18,845,194 shares of our Common Stock, respectively, under the 2024 ATM Program and 2022 ATM Program (together the "ATM Programs") at an average price of $11.34 and $11.35 per share, respectively, raising $244.8 million and $213.3 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $0.3 million and $0.8 million, respectively, of deferred offering costs incurred related to establishing the ATM Programs. As of September 30, 2025, and 2024, we had $192.2 million and $437.3 million available under the ATM Programs.

Since inception of the ATM Programs through September 30, 2025, we issued 49,486,081 shares of our Common Stock under the ATM Programs at a weighted-average price of $11.27, raising $557.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $1.5 million of legal and other offering costs associated with establishing the ATM Programs.

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

As of September 30, 2025 and 2024, we had cash equivalents of $122.7 million and $112.1 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

For the year ended September 30, 2025, our operating activities used cash of $720.6 million and our financing activities provided cash of $731.2 million. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from proceeds from ATM program, borrowing under our Credit Facility and issuances of asset-backed debt.

For the year ended September 30, 2024, our operating activities used cash of $801.4 million and our financing activities provided cash of $812.9 million. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from proceeds from ATM program, borrowing under our Credit Facility and issuances of asset-backed debt.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2025, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Average Market Value Per Unit (3)
Credit Facility
Fiscal 2025	$683,855	$1,603	N/A
Fiscal 2024	443,855	1,742	N/A
Fiscal 2023	9,400	2,304	N/A
Fiscal 2022	168,830	1,784	N/A
Fiscal 2021	219,400	1,746	N/A
Fiscal 2020	308,599	1,677	N/A
Fiscal 2019	265,308	1,786	N/A
Fiscal 2018	333,728	2,122	N/A
Fiscal 2017	253,783	2,780	N/A
Fiscal 2016	232,908	2,601	N/A
2023 Notes
Fiscal 2025	$—	$—	N/A
Fiscal 2024	—	—	N/A
Fiscal 2023	76,219	2,304	N/A
Fiscal 2022	97,006	1,784	N/A
Fiscal 2021	117,793	1,746	N/A
Fiscal 2020	138,580	1,677	N/A
Fiscal 2019	138,580	1,786	N/A
Fiscal 2018	138,580	2,122	N/A
2026 Notes
Fiscal 2025	$185,000	$1,603	N/A
Fiscal 2024	185,000	1,742	N/A
Fiscal 2023	185,000	2,304	N/A
Fiscal 2022	185,000	1,784	N/A
Fiscal 2021	100,000	1,746	N/A
2031 Asset-Backed Debt
Fiscal 2025	$—	$—	N/A
Fiscal 2024	—	—	N/A
Fiscal 2023	228,000	2,304	N/A
Fiscal 2022	228,000	1,784	N/A
Fiscal 2021	228,000	1,746	N/A
Fiscal 2020	228,000	1,677	N/A
Fiscal 2019	228,000	1,786	N/A
2036 Asset-Backed Debt
Fiscal 2025	$287,000	$1,603	N/A
Fiscal 2024	287,000	1,742	N/A
2036-R Asset-Backed Debt
Fiscal 2025	$266,000	$1,603	N/A
Fiscal 2024	266,000	1,742	N/A
2037 Asset-Backed Debt
Fiscal 2025	$361,000	$1,603	N/A

(1)	Total cost of each class of senior securities outstanding at the end of the period presented in thousands (000s).

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

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2025 and September 30, 2024, PSSL had total assets of $1,153.7 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 117 and 109 portfolio companies, respectively. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2025 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $123.7 million ($65.6 million remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

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

In April 2025, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four year reinvestment period, twelve-year final maturity $301 million debt securitization in the form of a collateralized loan obligation or the "2037 Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes, which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi)$18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of subordinated notes. PSSL will continue to retain all of the subordinated notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2029 and the debt is scheduled to mature in April 2037. The proceeds from the debt repaid a portion of PSSL's secured revolving credit facility.

Below is a summary of PSSL’s portfolio at fair value ($ in thousands):

	September 30, 2025	September 30, 2024
Total investments	$1,084,649	$913,281
Weighted average cost yield on income producing investments	10.1%	11.4%
Number of portfolio companies in PSSL	117	109
Largest portfolio company investment	$20,901	$21,274
Total of five largest portfolio company investments	$99,270	$97,292

Below is a listing of PSSL’s individual investments as of September 30, 2025 (par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 2,106.3% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	9.29%	SOFR+500	14,825	$14,649	$14,677
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.79%	SOFR+550	18,573	18,304	18,759
Ad.net Acquisition, LLC	5/24/2021	5/7/2026	Media	10.26%	SOFR+626	11,610	11,566	11,610
Aechelon Technology, Inc.	4/10/2025	8/16/2029	Aerospace and Defense	9.91%	SOFR+575	11,640	11,640	11,640
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	9.83%	SOFR+550	7,608	7,576	7,570
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.91%	SOFR+475	9,000	8,951	8,955
Alpine Acquisition Corp II (4)	10/11/2022	11/30/2026	Containers and Packaging	—	—	13,154	13,012	6,840
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	6/30/2026	Media: Advertising, Printing & Publishing	9.90%	SOFR+575	4,434	4,357	4,434
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	4/11/2023	6/30/2026	Media: Advertising, Printing & Publishing	9.90%	SOFR+575	4,375	4,360	4,375
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	9.31%	SOFR+500	5,955	5,946	5,925
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.75%	SOFR+575	9,900	9,821	9,900
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.89%	SOFR+575	9,900	9,819	9,752
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.75%	SOFR+575	4,975	4,865	4,831
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.50%	SOFR+550	17,748	17,549	17,748
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.91%	SOFR+675	14,925	14,792	14,813
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.75%	SOFR+575	4,850	4,794	4,802
Big Top Holdings, LLC	6/26/2024	3/1/2030	Business Services	9.25%	SOFR+525	14,671	14,458	14,671
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.77%	SOFR+650	8,798	8,730	8,688
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.40%	SOFR+540	14,816	14,714	14,557
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.50%	SOFR+450	4,975	4,952	4,975
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	9.00%	SOFR+500	4,975	4,904	4,975
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.51%	SOFR+535	438	416	378
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.66%	SOFR+550	5,000	5,000	4,963
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	10.00%	SOFR+600	14,850	14,670	14,850
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.89%	SOFR+590	4,263	4,236	4,220
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	9.00%	SOFR+500	9,925	9,863	9,925
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.66%	SOFR+550	15,090	14,897	14,939
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	10.00%	SOFR+600	9,441	9,359	9,441
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	9.25%	SOFR+525	14,887	14,783	14,218
CF512, Inc.	12/27/2021	8/20/2026	Media	10.36%	SOFR+619	6,483	6,447	6,418
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.50%	SOFR+450	19,837	19,746	19,837
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	11.66%	SOFR+750	6,637	6,479	6,206
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	10.08%	SOFR+576	3,735	3,708	3,735
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	10.03%	SOFR+586	2,046	2,034	2,031
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.51%	SOFR+535	2,574	2,429	2,522
DRS Holdings III, Inc.	1/27/2021	11/3/2025	Consumer Goods: Durable	9.41%	SOFR+525	4,487	4,487	4,532
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.75%	SOFR+475	4,950	4,909	4,950
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	9.46%	SOFR+526	1,347	1,273	1,341
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.96%	SOFR+576	8,354	8,354	6,802
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.75%	SOFR+475	8,776	8,694	8,797
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	9.00%	SOFR+500	5,940	5,911	5,940
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	10.51%	SOFR+635	12,416	12,335	12,416
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	9.16%	SOFR+500	12,124	11,950	12,124
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.91%	SOFR+575	8,822	8,704	8,822
GGG MIDCO, LLC	4/10/2025	9/27/2030	Diversified Consumer Services	9.00%	SOFR+500	19,573	19,491	19,573
Global Holdings InterCo, LLC	6/8/2021	3/16/2026	Diversified Financial Services	9.74%	SOFR+560	3,505	3,503	3,505
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.80%	SOFR+560	3,685	3,660	3,611
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	10.16%	SOFR+600	6,468	6,344	6,468
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.60%	SOFR+550	2,112	2,100	2,091
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	9.16%	SOFR+500	19,800	19,650	19,627
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.87%	SOFR+500	3,606	3,572	3,606
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	10.32%	SOFR+600	8,867	8,761	8,867
HW Holdco, LLC	4/11/2023	5/11/2026	Media	9.90%	SOFR+590	3,441	3,431	3,441
Imagine Acquisitionco, Inc.	3/15/2022	11/15/2027	Software	9.29%	SOFR+510	9,060	8,961	9,060
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	10.16%	SOFR+600	5,968	5,891	5,968
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	9.25%	SOFR+525	8,143	8,087	8,143
Inventus Power, Inc.	7/11/2023	1/15/2026	Consumer Goods: Durable	11.78%	SOFR+761	8,081	8,062	8,081
Kinetic Purchaser, LLC	11/30/2021	11/10/2027	Personal Products	10.15%	SOFR+615	13,492	13,344	11,468
Lash OpCo, LLC	10/14/2021	2/18/2027	Personal Products	12.16%	SOFR+785	15,508	15,400	15,120
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Capital Equipment	10.10%	SOFR+594	7,612	7,612	7,612
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Capital Equipment	10.10%	SOFR+594	2,409	2,381	2,967
Lightspeed Buyer, Inc.	1/27/2021	2/3/2027	Healthcare Providers and Services	8.75%	SOFR+475	16,232	16,187	16,232
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.77%	SOFR+450	2,533	2,497	2,533
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	9.00%	SOFR+500	12,279	12,164	12,279
Lucky Bucks, LLC - First-Out Term Loan (5)	12/1/2023	10/2/2028	Hotel, Gaming and Leisure	11.66%	SOFR+765	256	256	238
Lucky Bucks, LLC - Last-Out Term Loan	5/20/2024	10/2/2029	Hotel, Gaming and Leisure	11.66%	SOFR+765	529	529	426
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.60%	SOFR+560	2,193	2,146	2,184
Marketplace Events Acquisition, LLC	1/13/2025	12/19/2030	Media	9.12%	SOFR+525	16,915	16,769	16,915
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	9.30%	SOFR+510	8,244	8,186	8,244
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.95%	SOFR+475	6,251	6,181	6,251
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.65%	SOFR+565	2,323	2,303	2,323
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	10.25%	SOFR+625	18,833	18,613	18,927
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	9.25%	SOFR+525	15,514	15,338	14,769
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	9.25%	SOFR+525	12,935	12,788	12,935
Municipal Emergency Services, Inc.	4/11/2023	10/1/2027	Distributors	9.15%	SOFR+515	3,360	3,332	3,360
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	10.12%	SOFR+585	10,352	10,304	10,352
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.35%	SOFR+635	21,059	20,761	20,901
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	9.26%	SOFR+525	16,958	16,824	16,619

Below is a listing of PSSL’s individual investments as of September 30, 2025 (continued):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.53%	SOFR+636	15,484	$15,358	$15,484
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.70%	SOFR+940	2,231	2,220	1,975
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.76%	SOFR+575	14,900	14,695	14,691
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.71%	SOFR+843	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.96%	SOFR+668	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.75%	SOFR+575	3,833	3,787	3,833
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	10.42%	SOFR+625	11,818	11,669	11,770
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	9.17%	SOFR+500	10,933	10,836	10,741
Paving Lessor Corp. First Lien -Term Loan	8/28/2025	7/1/2031	Business Services	9.25%	SOFR+525	9,963	9,896	9,888
Penta Group Holdings, Inc.	9/8/2025	7/31/2031	Professional Services	8.81%	SOFR+450	5,000	4,979	4,975
Pink Lily Holdco, LLC (5),(7)	11/30/2021	11/9/2027	Textiles, Apparel and Luxury Goods	4.35%	—	8,359	8,323	3,343
Pragmatic Institute, LLC	3/28/2025	3/28/2030	Education	9.50%	SOFR+550	4,200	4,200	3,045
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.75%	SOFR+575	6,467	6,375	6,532
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	9.29%	SOFR+500	18,781	18,717	18,781
Recteq, LLC	2/24/2021	1/29/2026	Leisure Products	10.40%	SOFR+640	4,775	4,768	4,763
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.50%	SOFR+450	10,518	10,449	10,518
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	9.25%	SOFR+525	7,700	7,639	7,654
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.75%	SOFR+575	9,875	9,758	9,776
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	9.92%	SOFR+575	4,303	4,245	3,873
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.91%	SOFR+575	5,955	5,905	5,955
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.50%	SOFR+550	9,864	9,747	9,815
Sales Benchmark Index, LLC	1/27/2021	7/7/2026	Professional Services	10.20%	SOFR+620	9,186	9,172	9,186
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.66%	SOFR+550	10,306	10,213	10,306
Schlesinger Global, Inc. (6)	9/30/2021	10/24/2025	Business Services	12.76%	SOFR+860	6,647	6,647	6,315
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	10.15%	SOFR+615	4,850	4,802	4,523
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.31%	SOFR+615	18,078	17,812	18,078
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	10.10%	SOFR+610	12,294	12,212	10,609
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	9.15%	SOFR+515	4,029	3,989	4,029
STG Distribution, LLC - First Out New Money Term Loans (5)	10/24/2024	10/3/2029	Air Freight and Logistics	12.57%	SOFR+835	1,961	1,871	1,745
STG Distribution, LLC - Second Out Term Loans (5),(7)	5/22/2025	10/3/2029	Air Freight and Logistics	5.32%	—	4,535	2,562	363
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	9.00%	SOFR+500	14,719	14,656	14,719
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.92%	SOFR+475	14,438	14,345	14,322
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.66%	SOFR+450	2,873	2,835	2,873
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.52%	SOFR+650	19,429	19,179	19,332
Team Services Group, LLC	10/4/2022	12/20/2027	Healthcare and Pharmaceuticals	9.56%	SOFR+525	5,327	5,141	5,305
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.90%	SOFR+590	7,985	7,943	7,985
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.93%	SOFR+475	17,482	17,309	17,395
TPC US Parent, LLC	4/11/2023	11/24/2025	Consumer Goods: Non-Durable	10.19%	SOFR+590	16,355	16,341	16,224
Transgo, LLC	1/19/2024	12/29/2028	Automotive	9.91%	SOFR+575	15,880	15,694	16,005
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	9.19%	SOFR+490	14,604	14,530	14,238
Urology Management Holdings, Inc.	4/11/2023	6/15/2027	Healthcare and Pharmaceuticals	9.66%	SOFR+550	6,753	6,718	6,753
Walker Edison Furniture Company, LLC - Unfunded Term Loan (3),(5)	8/29/2025	3/1/2029	Wholesale	—		353	-	12
Walker Edison Furniture Company, LLC - New Money DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%		134	134.0	136
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	10.00%	SOFR+600	12,066	11,914	11,946
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.81%	SOFR+550	5,847	5,947	5,964
Total First Lien Secured Debt							1,083,891	1,066,863

Subordinated Debt - 14.8% of Net Assets
Integrative Nutrition, LLC	4/17/2025	4/15/2030	Diversified Consumer Services	—		1,877	1,628	1,605
Integrative Nutrition, LLC	4/17/2025	4/15/2033	Diversified Consumer Services	—		4,275	1,977	1,977
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%		3,932	3,932	3,932
Total Subordinate Debt							7,537	7,514

Equity Securities - 20.3% of Net Assets
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	1,722	-	-
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,740
Lucky Bucks, LLC - Common Equity	12/1/2023	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	392
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012.0	1,037.0
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	-	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	4,593
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Automobiles	—	—	35,834	2,734	2,510
Total Equity Securities							12,288	10,272
Total Investments - 2,141.5% of Net Assets (3)(6)							1,103,716	1,084,649

Cash and Cash Equivalents - 121.5% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			12,475	12,475
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				4.02%			4,265	4,265
JP Morgan USD Liquidity Inst (Money Market Fund)				4.10%			14,682	14,682
JP Morgan US Government Fund (Money Market Fund)				4.02%			10,539	10,539
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.10%			5,909	5,909
Non-Money Market Cash							13,690	13,690
Total Cash and Cash Equivalents							61,560	61,560
Total Investments and Cash Equivalents —2,263.0% of Net Assets							$1,165,276	$1,146,209
Liabilities in Excess of Other Assets — (2,163.0)% of Net Assets								(1,095,559)
Members' Equity—100.0%								$50,650

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
(6)
As of September 30, 2025, all investments are in U.S companies. Total cost, fair value, and percentage of Net Assets for the U.S Companies were $1,103.7 million, $1,084.6 million and 2,141.5%.
(7)
Partial PIK non-accrual security
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below is a listing of PSSL’s individual investments as of September 30, 2024 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 1,404.5% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	SOFR+610	2,903	$2,855	$2,903
ACP Avenu Buyer, LLC	10/2/2029	Business Services	10.58%	SOFR+525	9,925	9,771	9,602
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.83%	SOFR+550	18,762	18,434	18,837
Ad.net Acquisition, LLC	5/7/2026	Media	11.28%	SOFR+626	8,708	8,658	8,708
Aeronix, Inc	12/18/2028	Aerospace and Defense	9.85%	SOFR+525	15,880	15,665	15,880
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.30%	SOFR+610	12,722	12,481	12,213
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,717	4,613	4,717
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,625	4,584	4,625
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	SOFR+590	11,155	11,058	10,988
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.56%	SOFR+625	11,115	10,967	11,059
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.85%	SOFR+525	9,975	9,836	9,825
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.35%	SOFR+575	4,900	4,828	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	11.18%	SOFR+625	15,423	15,167	15,423
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.70%	SOFR+650	8,888	8,797	8,776
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.00%	SOFR+640	14,974	14,779	14,718
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	SOFR+600	5,546	5,523	5,435
Broder Bros., Co.	12/4/2025	Consumer Products	10.97%	SOFR+611	2,274	2,274	2,274
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.20%	SOFR+535	442	417	416
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.18%	SOFR+698	13,084	13,059	13,084
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.60%	SOFR+550	15,243	15,025	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.35%	SOFR+575	9,539	9,431	9,539
CF512, Inc.	8/20/2026	Media	11.21%	SOFR+619	6,751	6,682	6,649
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.96%	SOFR+400	6,708	6,506	6,540
Connatix Buyer, Inc.	7/13/2027	Media	10.53%	SOFR+561	3,775	3,734	3,775
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.71%	SOFR+586	2,068	2,051	2,052
Dr. Squatch, LLC	8/31/2027	Personal Products	9.95%	SOFR+535	14,562	14,398	14,562
DRI Holding Inc.	12/21/2028	Media	10.20%	SOFR+535	2,600	2,420	2,509
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.20%	SOFR+635	13,805	13,788	13,694
Dynata, LLC - First Out Term Loan (6)	7/15/2028	Diversified Consumer Services	10.38%	SOFR+526	1,360	1,264	1,358
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.88%	SOFR+576	8,439	8,439	7,769
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	8.85%	SOFR+400	4,963	4,894	4,973
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.35%	SOFR+575	8,865	8,763	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.20%	SOFR+635	12,546	12,418	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.56%	SOFR+650	12,249	12,032	12,249
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.60%	SOFR+575	9,268	9,132	9,176
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.65%	SOFR+450	10,117	10,071	10,128
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.43%	SOFR+615	3,696	3,689	3,511
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.45%	SOFR+560	3,723	3,686	3,685
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	SOFR+560	2,153	2,131	2,110
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,691	3,648	3,665
Hills Distribution, Inc	11/8/2029	Business Services	11.11%	SOFR+600	8,957	8,835	8,868
HW Holdco, LLC	5/10/2026	Media	11.18%	SOFR+590	3,486	3,475	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	10.20%	SOFR+510	9,154	9,018	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.45%	SOFR+685	6,029	5,932	6,089
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,287	11,274	9,707
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.46%	SOFR+761	8,164	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+565	3,900	3,855	3,900
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	SOFR+615	13,492	13,289	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.94%	SOFR+785	14,731	14,539	14,584
			(PIK 5.10%)
LAV Gear Holdings, Inc. (6)	10/31/2025	Capital Equipment	11.42%	SOFR+643	12,125	12,102	11,907
LAV Gear Holdings, Inc. - Term Loan Incremental	10/31/2025	Capital Equipment	11.64%	SOFR+640	2,861	2,856	2,810
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.15%	SOFR+535	11,330	11,258	11,330
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	10.48%	SOFR+525	2,559	2,516	2,559
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	11.10%	SOFR+650	7,407	7,288	7,296
Lucky Bucks, LLC - First-Out Term Loan (6)	10/2/2028	Hotel, Gaming and Leisure	12.77%	SOFR+765	259	259	259
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.77%	SOFR+765	518	518	518
MAG DS Corp	4/1/2027	Aerospace and Defense	10.20%	SOFR+550	2,218	2,143	2,085
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	12.13%	SOFR+701	357	357	337
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.38%	SOFR+801	452	452	310
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.63%	SOFR+726	1,675	1,675	490
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	9/30/2025	Media: Diversified and Production	10.38%	SOFR+540	1,845	1,845	1,845
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	0.00%		564	-	-
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289

Below is a listing of PSSL’s individual investments as of September 30, 2024 (continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	07/27/26	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	08/31/27	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/28	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	06/16/25	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	04/01/28	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	06/15/26	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	03/01/29	Wholesale	0.00%		5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	03/01/29	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	03/01/29	Wholesale	0.00%		83	-	(76)
Watchtower Buyer, LLC	12/03/29	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	02/27/27	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/24	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)
Total First Lien Secured Debt						920,485	906,532

Equity Securities - 10.5% of Net Assets
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	$2,031	$2,031
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	904
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	-	2,710
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,104
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36,458	3,393	-
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0% of Net Assets (7)(8)						928,983	913,281
Cash and Cash Equivalents - 106.0% of Net Assets
BlackRock Federal FD Institutional 30 (Money Market Fund)						68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0% of Net Assets						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)% of Net Assets							(917,163)
Members' Equity—100.0%							$64,547

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
Partial PIK non-accrual security
(6)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VI, LLC, or, 3) securing the 2036 Asset-Backed Debt and held through PennantPark CLO II, Ltd.
(7)
As of September 30, 2024, all investments are in U.S companies. Total cost, fair value, and percentage of Net Assets for the U.S Companies were $929.0 million, $913.3 million and 1,415.0%.
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below are the consolidated statements of assets and liabilities for PSSL ($ in thousands):

	September 30, 2025	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,103,716 and $928,983, respectively)	$1,084,649	$913,281
Cash and cash equivalents (cost—$61,560 and $68,429, respectively)	61,560	68,429
Interest receivable	4,138	4,722
Receivable for investments sold	838	—
Due from affiliate	208	48
Prepaid expenses and other assets	2,296	1,642
Total assets	1,153,689	988,122
Liabilities
Credit facility payable	74,500	146,100
2035 Asset-backed debt, net (par—$0 and $246,000, respectively) (unamortized deferred financing costs of $0 and $2,066, respectively)	—	243,934
2036 Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $1,341 and $1,628, respectively)	244,659	244,372
2037 Asset-backed debt, net (par—$246,000 and $0, respectively) (unamortized deferred financing costs of $1,904 and $0, respectively)	244,096	—
2037-R Asset-backed debt, net (par—$246,000 and $0, respectively) (unamortized deferred financing costs of $2,518 and $0, respectively)	243,481	—
Notes payable to members	271,600	271,600
Interest payable on Credit facility and asset backed debt	16,868	9,281
Payable for investments purchased	—	86
Interest payable on notes to members	6,788	7,315
Accrued expenses	997	822
Due to affiliate	50	65
Total liabilities	1,103,039	923,575
Members' equity	50,650	64,547
Total liabilities and members' equity	$1,153,689	$988,122
(1)
As of both September 30, 2025 and 2024, PSSL had $0.4 million and $0.6 million unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSSL ($ in thousands):

	Year Ended September 30, 2025	Year Ended September 30, 2024
Investment income:
Interest	$112,801	$109,094
Other income	1,540	1,191
Total investment income	114,341	110,285
Expenses:
Interest and expenses on credit facility and asset-backed debt	56,117	54,814
Interest expense on notes to members	34,221	34,186
Administration services expenses	2,819	2,354
Other General and administrative expenses (1)	1,556	1,464
Expenses before debt issuance costs	94,713	92,818
Debt issuance costs	200	999
Total expenses	94,913	93,817
Net investment income	19,428	16,468
Realized and unrealized (loss) gain on investments and debt:
Net realized (loss) gain on investments	(34,323)	(8,914)
Realized loss on debt extinguishment	(1,637)	(705)
Net change in unrealized (depreciation) appreciation on investments	(3,365)	3,048
Net realized and unrealized gain (loss) on investments and debt	(39,325)	(6,571)
Net increase (decrease) in members' equity resulting from operations	$(19,897)	$9,897
(1)
No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

Recent Developments

Subsequent to September 30, 2025, PSSL II commenced operations and the Company sold $191 million of assets to PSSL II. Additionally, subsequent to September 30, 2025 the Company sold $118 million of assets to PSSL.

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

During the years ended September 30, 2025 and 2024, we declared distributions of $1.23 per share and $1.23 per share, respectively, for total distributions of $113.9 million and $80.6 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company adopted ASU 2020-04, the effect of which was not material to the consolidated financial statements and the notes the

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted the new accounting standard, the effect of which was not material to the consolidated financial statements and the notes thereto.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, our debt portfolio consisted of approximately 99% variable-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months, after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 3%	$(28,028)	$(0.28)
Down 2%	(18,686)	(0.19)
Down 1%	(9,343)	(0.09)
Up 1%	9,343	0.09
Up 2%	18,686	0.19
Up 3%	28,028	0.28

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

Item 8. Consolidated Financial Statements and Supplementary Data

Page

Management’s Report on Internal Control Over Financial Reporting	63

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	64

Report of Independent Registered Public Accounting Firm (PCAOB ID - 49)

Consolidated Statements of Assets and Liabilities as of September 30, 2025 and 2024	67

Consolidated Statements of Operations for the years ended September 30, 2025, 2024 and 2023	68

Consolidated Statements of Changes in Net Assets for the years ended September 30, 2025, 2024 and 2023	69

Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023	70

Consolidated Schedules of Investments as of September 30, 2025 and 2024	69

Notes to the Consolidated Financial Statements	87

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Floating Rate Capital Ltd. (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Floating” refer to PennantPark Floating Rate Capital Ltd. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2025. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Floating’s internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on such assessment management has determined that, as of September 30, 2025, we do not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness was identified in the operations of control related to our quarterly equity valuation review with respect to the allocation of the portfolio company’s enterprise value to our holdings. Although this material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of its operations, changes in net assets and cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. We have begun the process of, and we are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate this material weakness. Our internal control remediation efforts include the following:

•
Enhance existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to our holdings to ensure allocations are consistent with the relevant and respective source document; and
•
Enhancing policies and procedures to demonstrate commitment to improving our overall control environment.

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

PennantPark Floating's independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2025. This report appears on page 63.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Floating Rate Capital Ltd. and Subsidiaries (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 24, 2025, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness was identified in the operation of controls related to the Company’s quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated November 24, 2025 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Floating Rate Capital Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Floating Rate Capital Ltd. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated November 24, 2025, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2025 and 2024, by correspondence with the custodians, underlying fund advisors, and by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below is a matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $2,729.0 million as of September 30, 2025. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $683.8 million as of September 30, 2025. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

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

•
We tested both the source information used to determine the unobservable input and the mathematical accuracy of the calculation used to compute the unobservable input for a sample of investments.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 24, 2025

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2025	September 30, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost— $2,458,018 and $1,622,669, respectively)	$2,491,360	$1,632,269
Controlled, affiliated investments (amortized cost— $361,375 and $372,271, respectively)	281,968	351,235
Total investments (amortized cost— $2,819,393 and $1,994,940, respectively)	2,773,328	1,983,504
Cash and cash equivalents (cost— $122,684 and $112,046, respectively)	122,688	112,050
Interest receivable	13,832	12,167
Receivable for investments sold	1,369	—
Distributions receivable	—	635
Due from affiliate	321	291
Prepaid expenses and other assets	2,143	198
Total assets	2,913,681	2,108,845
Liabilities
Credit Facility payable, at fair value (cost— $683,855 and $443,855, respectively)	683,837	443,880
2026 Notes payable, net (par—$185,000) (unamortized deferred financing costs of $391 and $1,168, respectively)	184,609	183,832
2036 Asset-Backed Debt, net (par—$287,000) (unamortized deferred financing costs of $2,373 and $2,914, respectively)	284,627	284,086
2036-R Asset-Backed Debt, net (par— $266,000) (unamortized deferred financing costs of $634 and $765, respectively)	265,366	265,235
2037 Asset-Backed Debt, net (par— $361,000 and $0) (unamortized deferred financing costs of $2,669 and $0, respectively)	358,331	—
Payable for investments purchased	14,852	20,363
Interest payable on debt	19,172	14,645
Distributions payable	10,170	7,834
Base management fee payable	6,549	4,588
Incentive fee payable	6,883	3,189
Accounts payable and accrued expenses	2,166	2,187
Deferred tax liability	1,864	1,712
Due to affiliate	739	—
Total liabilities	1,839,165	1,231,551
Commitments and contingencies (See Note 12)
Net assets
Common stock, 99,217,896 and 77,579,896 shares issued and outstanding, respectively Par value $0.001 per share and 200,000,000 shares authorized	99	78
Paid-in capital in excess of par value	1,219,502	976,744
Accumulated deficit	(145,085)	(99,528)
Total net assets	$1,074,516	$877,294
Total liabilities and net assets	$2,913,681	$2,108,845
Net asset value per share	$10.83	$11.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2025	2024	2023
Investment income:
From non-controlled, non-affiliated investments:
Interest	$203,853	$128,397	$88,649
Dividend	1,595	2,354	6,279
Other income	4,042	5,506	1,899
From controlled, affiliated investments:
Interest	35,005	35,093	31,047
Dividend	16,626	14,875	11,463
Other income	306	130	—
Total investment income	261,427	186,355	139,337
Expenses:
Interest and expenses on debt	93,226	59,221	38,166
Performance-based incentive fee	26,029	18,125	16,873
Base management fee	23,346	14,871	11,402
General and administrative expenses	4,700	4,493	3,422
Administrative services expenses	2,800	2,161	999
Expenses before amendment costs, debt issuance costs and provision for taxes	150,101	98,871	70,862
Provision for taxes on net investment income	875	1,120	984
Credit Facility amendment costs and debt issuance	3,297	8,643	—
Total expenses	154,273	108,634	71,846
Net investment income	107,154	77,721	67,491
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(28,752)	222	(15,892)
Non-controlled and controlled, affiliated investments	22,811	—	—
Debt extinguishment	—	(383)	—
Provision for taxes on realized gain on investments	(105)	(45)	(263)
Net realized gain (loss) on investments and debt	(6,046)	(206)	(16,155)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	23,738	5,662	(6,707)
Controlled and non-controlled, affiliated investments	(58,372)	8,606	(5,858)
Provision for taxes on unrealized appreciation (depreciation) on investments	(152)	82	2,774
Debt (appreciation) depreciation	43	(26)	(2,284)
Net change in unrealized appreciation (depreciation) on investments and debt	(34,743)	14,324	(12,075)
Net realized and unrealized gain (loss) from investments and debt	(40,789)	14,118	(28,230)
Net increase in net assets resulting from operations	$66,365	$91,839	$39,261
Net increase in net assets resulting from operations per common share	$0.72	$1.40	$0.77
Net investment income per common share	$1.16	$1.18	$1.33

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share issue data)

	Years Ended September 30,
	2025	2024	2023
Net increase in net assets from operations:
Net investment income	$107,154	$77,721	$67,491
Net realized gain (loss) on investments	(5,941)	222	(15,892)
Net realized loss on debt extinguishment	—	(383)	—
Net change in unrealized appreciation (depreciation) on investments	(34,634)	14,268	(12,565)
Net change in provision for taxes on realized and unrealized appreciation (depreciation) on investments	(257)	37	2,511
Net change in unrealized appreciation (depreciation) on debt	43	(26)	(2,284)
Net increase in net assets resulting from operations	66,365	91,839	39,261
Distributions to stockholders:
Distribution of net investment income	(113,897)	(80,627)	(60,451)
Total distributions to stockholders	(113,897)	(80,627)	(60,451)
Capital transactions
Public offering	245,479	213,910	148,408
Offering costs	(725)	(1,433)	(705)
Net increase in net assets resulting from capital transactions	244,754	212,477	147,703
Net increase (decrease) in net assets	197,222	223,689	126,513
Net assets:
Beginning of year	877,294	653,605	527,092
End of year	$1,074,516	$877,294	$653,605
Capital share activity:
Shares issued from public offering	21,638,000	18,845,194	13,389,064

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$66,365	$91,839	$39,261
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	34,634	(14,268)	12,565
Net change in unrealized appreciation (depreciation) on debt	(43)	26	2,284
Debt extinguishment realized loss	—	383	—
Net realized (gain) loss on investments	5,941	(222)	15,892
Net accretion of discount and amortization of premium	(9,487)	(4,828)	(5,200)
Purchases of investments	(1,733,734)	(1,407,529)	(324,546)
Payment-in-kind interest	(5,291)	(3,634)	(1,296)
Proceeds from dispositions of investments	918,116	514,147	399,085
Amortization of deferred financing costs	1,751	1,987	1,408
(Increase) decrease in:
Interest receivable	(1,665)	(1,744)	(2,880)
Receivable from investments sold	(1,369)	—	3,441
Distribution receivable	635	(70)	(565)
Prepaid expenses and other assets	(1,945)	696	(146)
Due from affiliate	(30)	(291)	—
Increase (decrease) in:
Payable for investments purchased	(5,511)	15,458	4,905
Interest payable on debt	4,527	6,030	452
Base management fee payable	1,961	1,829	(268)
Incentive fee payable	3,694	(1,439)	1,464
Deferred tax liability	152	(82)	(2,774)
Due to affiliates	739	(566)	(3,042)
Account payable and accrued expenses	(21)	900	522
Net cash provided by (used in) operating activities	(720,581)	(801,378)	140,562
Cash flows from financing activities:
Proceeds from public offering	245,479	213,910	148,408
Offering costs	(725)	(1,433)	(705)
Issuance of 2036 Asset-Backed Debt	—	287,000	—
Issuance of 2036-R Asset-Backed Debt	—	266,000	—
Issuance of 2037 Asset-Backed Debt	361,000	—	—
Capitalized borrowing costs	(2,971)	(4,031)	—
Distributions paid to stockholders	(111,562)	(78,813)	(58,739)
Repayment of 2023 notes payable	—	(76,219)	(20,787)
Repayment of 2031 Asset-Backed Debt	—	(228,000)	—
Borrowings under Credit Facility	645,000	606,455	65,000
Repayments under Credit Facility	(405,000)	(172,000)	(224,709)
Net cash provided by (used in) financing activities	731,221	812,869	(91,532)
Net increase (decrease) in cash and cash equivalents	10,640	11,491	49,030
Effect of exchange rate changes on cash	(2)	4	37
Cash and cash equivalents, beginning of year	112,050	100,555	51,488
Cash and cash equivalents, end of year	$122,688	$112,050	$100,555
Supplemental disclosures:
Interest paid	$86,948	$51,204	$36,306
Taxes paid	$975	$1,060	$530
Non-cash exchanges and conversions	$27,170	$20,091	$3,393
Non-cash purchases and disposition of investments	$7,570	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 231.9% (3), (4)
First Lien Secured Debt - 211.8% of Net Assets
ACP Avenu Buyer, LLC	10/2/2023	10/02/2029	IT Services	9.29%	3M SOFR+ 500	42,247	41,879	41,824
ACP Avenu Buyer, LLC - Unfunded Term Loan (8)	10/2/2023	04/21/2027	IT Services	—	—	10,872	—	(54)
ACP Avenu Buyer, LLC - Unfunded Revolver (6), (8)	10/2/2023	10/02/2029	IT Services	—	—	7,612	—	(76)
ACP Falcon Buyer, Inc.	8/27/2025	08/01/2029	Professional Services	9.79%	3M SOFR+ 550	818	827	827
ACP Falcon Buyer, LLC - Unfunded Revolver (6), (8)	7/26/2023	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	5/4/2021	05/07/2026	Media	10.26%	3M SOFR+ 626	6,583	6,570	6,583
Ad.net Acquisition, LLC - Funded Revolver	5/4/2021	05/07/2026	Media	10.26%	3M SOFR+ 626	818	818	818
Ad.net Acquisition, LLC - Unfunded Revolver (6), (8)	5/4/2021	05/07/2026	Media	—	—	426	—	—
Aechelon Technology, Inc.	8/16/2024	08/16/2029	Aerospace and Defense	9.91%	1M SOFR+ 575	13,440	13,331	13,440
Aechelon Technology, Inc. - Funded Revolver	8/16/2024	08/16/2029	Aerospace and Defense	10.66%	1M SOFR+ 650	1,666	1,666	1,666
Aechelon Technology, Inc. - Unfunded Revolver (8)	8/16/2024	08/16/2029	Aerospace and Defense	—	—	3,054	—	—
AFC-Dell Holding Corp.	2/22/2024	04/09/2027	Distributors	9.70%	3M SOFR+ 550	19,768	19,739	19,669
AFC-Dell Holding Corp. - Unfunded Term Loan (8)	2/22/2024	04/09/2027	Distributors	—	—	7,460	—	(37)
Alpine Acquisition Corp II (10)	8/27/2025		Containers and Packaging	—	—	4,044	2,903	2,103
Amsive Holdings Corporation	3/2/2020	12/10/2026	Media	10.35%	3M SOFR+ 625	19,273	19,166	19,080
Aphix Buyer, Inc.	7/17/2025	07/17/2031	Business Services	8.91%	3M SOFR+ 475	9,639	9,579	9,591
Aphix Buyer, Inc. - Unfunded Term Loan (8)	7/17/2025	07/16/2027	Business Services	—		15,341	—	19
Aphix Buyer, Inc. - Unfunded Revolver (8)	7/17/2025	07/17/2031	Business Services	—		3,995	—	(20)
APT OPCO, LLC	9/29/2025	09/30/2031	Healthcare Providers and Services	9.00%	3M SOFR+ 500	17,500	17,391	17,391
APT OPCO, LLC - Unfunded Term Loan (8)	9/29/2025	09/30/2027	Healthcare Providers and Services	—		2,729	—	—
APT OPCO, LLC - Unfunded Revolver (8)	9/29/2025	09/30/2031	Healthcare Providers and Services	—		2,729	—	—
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/21/2019	06/30/2026	Media	9.90%	3M SOFR+ 590	14,707	14,644	14,707
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	5/21/2019	06/30/2026	Media	9.90%	3M SOFR+ 590	1,985	1,979	1,985
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver (6)	5/21/2019	06/30/2026	Media	9.90%	3M SOFR+ 590	410	410	410
Anteriad, LLC (f/k/a MeritDirect, LLC) - Unfunded Revolver (8)	5/21/2019	06/30/2026	Media	—	—	2,460	—	—
Arcfield Acquisition Corp.	10/28/2024	10/28/2031	Aerospace and Defense	9.31%	3M SOFR+ 500	19,393	19,374	19,296
Arcfield Acquisition Corp. - Unfunded Revolver (6), (8)	10/28/2024	10/28/2031	Aerospace and Defense	—	—	2,874	—	(14)
Archer Lewis, LLC	8/28/2024	08/28/2029	Healthcare Technology	9.75%	3M SOFR+ 575	32,675	32,401	32,675
Archer Lewis, LLC - Unfunded Term Loan (8)	8/28/2024	08/28/2026	Healthcare Technology	—	—	13,292	—	133
Archer Lewis, LLC - Unfunded Revolver (8)	8/28/2024	08/28/2029	Healthcare Technology	—	—	3,252	—	—
Argano, LLC	9/13/2024	09/13/2029	Business Services	9.89%	3M SOFR+ 575	50,851	50,401	50,088
Argano, LLC - Unfunded Term Loan (8)	9/13/2024	10/02/2026	Business Services	—		7,449	—	(37)
Argano, LLC – Unfunded Revolver (8)	9/13/2024	09/13/2029	Business Services	—	—	1,421	—	(21)
Azureon, LLC (F/K/A Tpcn Midco, LLC)	6/26/2024	06/26/2029	Diversified Consumer Services	9.75%	3M SOFR+ 575	16,854	16,673	16,365
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Funded Revolver	6/26/2024	06/26/2029	Diversified Consumer Services	9.75%	3M SOFR+ 575	1,032	1,032	1,002
Azureon, LLC (F/K/A Tpcn Midco, LLC) - Unfunded Revolver (8)	6/26/2024	06/26/2029	Diversified Consumer Services	—	—	1,548	—	(45)
Beacon Behavioral Support Services, LLC	6/21/2024	06/21/2029	Healthcare Providers and Services	9.50%	3M SOFR+ 550	31,929	31,585	31,929
Beacon Behavioral Support Services, LLC - Unfunded Term Loan (8)	6/21/2024	12/22/2025	Healthcare Providers and Services	—	—	7,749	—	77
Beacon Behavioral Support Services, LLC - Unfunded Term Loan - 3rd Amendment (8)	6/21/2024	06/21/2027	Healthcare Providers and Services	—	—	23,451	—	235
Beacon Behavioral Support Services, LLC - Unfunded Revolver (8)	6/21/2024	06/21/2029	Healthcare Providers and Services	—	—	2,104	—	—
Best Practice Associates, LLC	11/7/2024	11/08/2029	Aerospace and Defense	10.91%	3M SOFR+ 675	58,796	58,047	58,355
Best Practice Associates, LLC - Unfunded Revolver (8)	11/7/2024	11/08/2029	Aerospace and Defense	—	—	5,732	—	(43)
Beta Plus Technologies, Inc.	2/29/2024	07/02/2029	Internet Software and Services	9.75%	1M SOFR+ 575	32,742	32,027	32,415
Big Top Holdings, LLC	2/29/2024	03/01/2030	Construction & Engineering	9.50%	3M SOFR+ 550	34,812	34,384	34,812
Big Top Holdings, LLC - Unfunded Revolver (8)	2/29/2024	02/28/2030	Construction & Engineering	—	—	4,479	—	—
Bioderm, Inc.	8/27/2025	01/31/2028	Healthcare Equipment and Supplies	10.77%	1M SOFR+ 650	992	981	980
Bioderm, Inc. - Funded Revolver	1/30/2023	01/31/2028	Healthcare Equipment and Supplies	10.77%	1M SOFR+ 650	1,071	1,071	1,058
Blackhawk Industrial Distribution, Inc.	6/27/2022	09/17/2026	Distributors	9.40%	3M SOFR+ 540	8,126	8,095	7,984
Blackhawk Industrial Distribution, Inc. - Funded Revolver (6)	6/27/2022	09/17/2026	Distributors	9.40%	3M SOFR+ 540	1,747	1,747	1,717
Blackhawk Industrial Distribution, Inc. - Unfunded Revolver (8)	6/27/2022	09/17/2026	Distributors	—	—	2,135	—	(37)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
BLC Holding Company, Inc.	11/20/2024	11/20/2030	Business Services	8.50%	3M SOFR+ 450	23,155	23,007	23,155
BLC Holding Company, Inc. - Unfunded Term Loan (8)	11/20/2024	11/20/2026	Business Services	—	—	10,994	—	82
BLC Holding Company, Inc. - Funded Revolver	11/20/2024	11/20/2030	Business Services	8.50%	3M SOFR+ 450	484	484	484
BLC Holding Company, Inc. - Unfunded Revolver (8)	11/20/2024	11/20/2030	Business Services	—	—	3,914	—	—
Blue Cloud Pediatric Surgery Centers LLC	8/12/2025	01/21/2031	Healthcare Providers and Services	9.48%	3M SOFR+ 525	4,988	4,938	4,938
Blue Cloud Pediatric Surgery Centers LLC - Unfunded Term Loan (8)	8/12/2025	07/30/2027	Healthcare Providers and Services	—	—	5,517	—	—
Boss Industries, LLC	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	9.00%	3M SOFR+ 500	17,952	17,833	17,952
Boss Industries, LLC - Unfunded Revolver (8)	12/27/2024	12/27/2030	Independent Power and Renewable Electricity Producers	—	—	2,744	—	—
Burgess Point Purchaser Corporation	8/12/2024	07/25/2029	Auto Components	9.51%	3M SOFR+ 535	18,722	17,573	16,184
By Light Professional IT Services, LLC	7/15/2025	07/15/2031	High Tech Industries	9.66%	1M SOFR+ 550	41,446	41,135	41,135
By Light Professional IT Services, LLC - Unfunded Revolver (6), (8)	7/15/2025	07/15/2031	High Tech Industries	—	—	3,671	—	(28)
Capital Construction, LLC	6/30/2025	10/22/2026	Consumer Services	10.20%	—	8,000	7,950	7,920
Capital Construction, LLC - Unfunded Term Loan (8)	6/30/2025	12/30/2025	Consumer Services	—	—	14,459	—	(36)
Carisk Buyer, Inc.	11/27/2023	12/03/2029	Healthcare Technology	9.00%	3M SOFR+ 500	11,309	11,234	11,309
Carisk Buyer, Inc. - Unfunded Term Loan (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	7,868	—	71
Carisk Buyer, Inc. - Unfunded Revolver (6), (8)	11/27/2023	12/03/2029	Healthcare Technology	—	—	1,750	—	—
Carnegie Dartlet, LLC	2/7/2024	02/07/2030	Professional Services	9.66%	3M SOFR+ 550	33,807	33,385	33,469
Carnegie Dartlet, LLC - Unfunded Term Loan (8)	2/7/2024	02/09/2026	Professional Services	—	—	12,430	—	—
Carnegie Dartlet, LLC - Unfunded Revolver (8)	2/7/2024	02/07/2030	Professional Services	—	—	5,405	—	(54)
Cartessa Aesthetics, LLC	6/1/2022	06/14/2028	Distributors	10.00%	3M SOFR+ 600	15,721	15,614	15,721
Cartessa Aesthetics, LLC - Funded Revolver (6)	6/1/2022	06/14/2028	Distributors	10.00%	3M SOFR+ 600	511	511	511
Cartessa Aesthetics, LLC - Unfunded Revolver (6), (8)	6/1/2022	06/14/2028	Distributors	—	—	927	—	—
Case Works, LLC	10/1/2024	10/01/2029	Professional Services	9.25%	3M SOFR+ 525	20,486	20,336	19,564
Case Works, LLC - Funded Revolver	10/1/2024	10/01/2029	Professional Services	9.25%	3M SOFR+ 525	3,903	3,903	3,727
Case Works, LLC - Unfunded Revolver (8)	10/1/2024	10/01/2029	Professional Services	—	—	205	—	(9)
Cf512, Inc.	8/17/2021	08/20/2026	Media	10.19%	3M SOFR+ 619	10,300	10,240	10,197
Cf512, Inc. - Funded Revolver	8/17/2021	08/20/2026	Media	10.18%	3M SOFR+ 602	86	86	85
Cf512, Inc. - Unfunded Revolver (6), (8)	8/17/2021	08/20/2026	Media	—	—	869	—	(9)
CJX Borrower, LLC	7/8/2021	07/13/2027	Media	10.08%	3M SOFR+ 576	8,201	8,135	8,201
CJX Borrower, LLC - Unfunded Term Loan (8)	7/8/2021	07/13/2027	Media	—	—	446	—	82
CJX Borrower, LLC - Funded Revolver	7/8/2021	07/13/2027	Media	10.07%	3M SOFR+ 576	593	593	593
CJX Borrower, LLC - Unfunded Revolver (8)	7/8/2021	07/13/2027	Media	—	—	642	—	—
Coolsys, Inc.	8/27/2025	08/11/2028	Commercial Services & Supplies	9.34%	3M SOFR+ 501	2,251	1,920	1,984
Commercial Fire Protection Holdings, LLC	9/23/2024	09/23/2030	Commercial Services & Supplies	8.50%	3M SOFR+ 450	38,329	38,070	38,329
Commercial Fire Protection Holdings, LLC - Unfunded Term Loan (8)	9/23/2024	09/23/2026	Commercial Services & Supplies	—	—	13,370	—	100
Commercial Fire Protection Holdings, LLC - Unfunded Revolver (8)	9/23/2024	09/23/2030	Commercial Services & Supplies	—	—	5,014	—	—
Compex Legal Services, Inc.	1/27/2020	02/07/2026	Professional Services	9.55%	3M SOFR+ 555	10,720	10,716	10,720
Compex Legal Services, Inc. - Funded Revolver	1/27/2020	02/07/2026	Professional Services	9.51%	3M SOFR+ 555	984	984	984
Compex Legal Services, Inc. - Unfunded Revolver (6), (8)	1/27/2020	02/07/2026	Professional Services	—	—	422	—	—
Confluent Health, LLC	3/25/2024	11/30/2028	Healthcare Providers and Services	8.28%	1M SOFR+ 400	11,703	11,165	11,391
Cornerstone Advisors of Arizona, LLC	5/13/2025	05/13/2032	Consulting Services	8.75%	3M SOFR+ 475	12,833	12,769	12,769
Cornerstone Advisors of Arizona, LLC - Unfunded Revolver (8)	5/13/2025	05/13/2032	Consulting Services	—		1,705	—	(9)
Crane 1 Services, Inc.	8/11/2021	08/16/2027	Commercial Services & Supplies	10.03%	3M SOFR+ 575	6,756	6,703	6,705
Crane 1 Services, Inc. - Unfunded Revolver (6), (8)	8/11/2021	08/16/2027	Commercial Services & Supplies	—	—	502	—	(4)
C5MI Acquisition, LLC	7/31/2024	07/31/2029	IT Services	10.00%	3M SOFR+ 600	28,710	28,357	28,710
C5MI Acquisition, LLC - Unfunded Revolver (8)	7/31/2024	07/31/2029	IT Services	—	—	9,093	—	—
DRI Holding Inc.	5/23/2024	12/21/2028	Media	9.51%	1M SOFR+ 535	13,168	12,931	12,905
DRS Holdings III, Inc.	10/29/2019	11/03/2025	Chemicals, Plastics and Rubber	9.41%	3M SOFR+ 525	6,714	6,707	6,781
DRS Holdings III, Inc. - Unfunded Revolver (6), (8)	10/29/2019	11/03/2025	Personal Products	—	—	487	—	—
Duggal Acquisition, LLC	9/30/2024	09/30/2030	Marketing Services	8.75%	3M SOFR+ 475	10,218	10,130	10,218
Duggal Acquisition, LLC - Unfunded Term Loan (8)	9/30/2024	09/30/2026	Marketing Services	—	—	4,470	—	45
Duggal Acquisition, LLC - Unfunded Revolver (8)	9/30/2024	09/30/2030	Marketing Services	—	—	5,605	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Dynata, LLC - First Out Term Loan	7/15/2024	07/17/2028	Business Services	9.46%	3M SOFR+ 526	2,365	2,261	2,354
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Business Services	9.96%	3M SOFR+ 576	14,672	14,131	11,946
Emergency Care Partners, LLC	10/18/2024	10/18/2027	Healthcare Providers and Services	9.00%	3M SOFR+ 500	15,484	15,412	15,484
Emergency Care Partners, LLC - Unfunded Term Loan (8)	10/18/2024	10/19/2026	Healthcare Providers and Services	—	—	4,320	—	—
Emergency Care Partners, LLC - Unfunded Revolver (8)	10/18/2024	10/18/2027	Healthcare Providers and Services	—	—	1,810	—	—
EDS Buyer, LLC	12/19/2022	01/10/2029	Electronic Equipment, Instruments, and Components	8.75%	3M SOFR+ 475	12,545	12,449	12,577
EDS Buyer, LLC. - Unfunded Revolver (6), (8)	12/19/2022	01/10/2029	Electronic Equipment, Instruments, and Components	—	—	2,298	—	6
Efficient Collaborative Retail Marketing Company, LLC	10/23/2018	09/30/2026	Media: Diversified and Production	11.01%	3M SOFR+ 675	8,357	8,379	6,686
				(PIK 3.75%)
ETE Intermediate II, LLC	5/24/2023	05/29/2029	Diversified Consumer Services	9.16%	3M SOFR+ 500	2,633	2,623	2,633
ETE Intermediate II, LLC - Funded Revolver	5/24/2023	05/25/2029	Diversified Consumer Services	9.17%	3M SOFR+ 500	166	166	166
ETE Intermediate II, LLC - Unfunded Revolver (8)	5/24/2023	05/25/2029	Diversified Consumer Services	—	—	2,264	—	—
Eval Home Care Solutions Intermediate, LLC	5/10/2024	05/10/2030	Healthcare, Education and Childcare	9.91%	1M SOFR+ 575	17,758	17,568	17,758
Eval Home Care Solutions Intermediate, LLC - Unfunded Revolver (8)	5/10/2024	05/10/2030	Healthcare, Education and Childcare	—	—	2,640	—	—
Exigo Intermediate II, LLC	8/27/2025	03/15/2027	Software	10.51%	1M SOFR+ 635	4,787	4,787	4,787
Exigo Intermediate II, LLC - Unfunded Revolver (8)	3/10/2022	03/15/2027	Software	—	—	689	—	—
Express Wash Acquisition Company, LLC	4/10/2025	04/10/2031	Automobiles	10.58%	3M SOFR+ 625	35,023	34,852	34,183
Express Wash Acquisition Company, LLC - Unfunded Revolver (8)	4/10/2025	04/10/2031	Automobiles	—	—	2,139	—	(51)
First Medical MSO, LLC	6/13/2025	06/13/2031	Healthcare Providers and Services	9.75%	—	7,481	7,408	7,406
First Medical MSO, LLC - Unfunded Term Loan (8)	6/13/2025	06/13/2027	Healthcare Providers and Services	—	—	5,000	—	—
First Medical MSO, LLC - Unfunded Revolver (6) (8)	6/13/2025	06/13/2031	Healthcare Providers and Services	—	—	1,000	—	(10)
Five Star Buyer, Inc.	2/21/2023	02/23/2028	Hotels, Restaurants and Leisure	11.46%	3M SOFR+ 715	5,214	5,155	5,110
				(PIK 1.00%)
Five Star Buyer, Inc. - Unfunded Revolver (8)	2/21/2023	02/23/2028	Hotels, Restaurants and Leisure	—	—	370	—	(7)
Gauge ETE Blocker, LLC	5/24/2023	05/21/2029	Diversified Consumer Services	12.56%	—	285	285	285
GGG Midco, LLC	9/27/2024	09/27/2030	Diversified Consumer Services	9.00%	3M SOFR+ 500	36,984	36,653	36,984
GGG Midco, LLC - Unfunded Term Loan (8)	9/27/2024	09/27/2026	Diversified Consumer Services	—	—	5,830	—	58
GGG Midco, LLC – Unfunded Revolver (8)	9/27/2024	09/27/2030	Diversified Consumer Services	—	—	1,311	—	—
Global Holdings InterCo, LLC	3/11/2021	03/16/2026	Diversified Financial Services	9.74%	1M SOFR+ 560	9,134	8,967	9,134
Graffiti Buyer, Inc.	8/9/2021	08/10/2027	Trading Companies & Distributors	9.66%	3M SOFR+ 560	5,518	5,431	5,407
Graffiti Buyer, Inc. - Unfunded Term Loan (8)	8/9/2021	08/10/2027	Trading Companies & Distributors	—	—	984	—	(12)
Graffiti Buyer, Inc. - Funded Revolver	8/9/2021	08/10/2027	Trading Companies & Distributors	9.85%	—	36	36	35
Graffiti Buyer, Inc. - Unfunded Revolver (6), (8)	8/9/2021	08/10/2027	Trading Companies & Distributors	—	—	829	—	(17)
Hancock Roofing and Construction, LLC	12/23/2020	12/31/2026	Insurance	9.90%	3M SOFR+ 560	3,916	3,891	3,877
Hancock Roofing and Construction, LLC - Funded Revolver (6)	12/23/2020	12/31/2026	Insurance	9.76%	3M SOFR+ 560	750	750	743
Halo Buyer, Inc.	2/7/2025	08/07/2029	Consumer products	10.16%	1M SOFR+ 600	10,599	10,502	10,599
Halo Buyer, Inc. - Funded Revolver	2/7/2025	08/07/2029	Consumer products	10.16%	1M SOFR+ 600	522	522	522
Halo Buyer, Inc. - Unfunded Revolver (8)	2/7/2025	08/07/2029	Consumer products	—	—	2,200	—	—
Harris & Co. LLC	8/9/2024	08/09/2030	Professional Services	9.16%	3M SOFR+ 500	80,066	79,412	79,365
Harris & Co. LLC. - Unfunded Term Loan B (8)	8/9/2024	02/09/2026	Professional Services	—	—	16,832	—	—
Harris & Co. LLC - Unfunded Term Loan C (8)	8/9/2024	08/18/2027	Professional Services	—	—	4,192	—	—
Harris & Co. LLC - Funded Revolver	8/9/2024	08/09/2030	Professional Services	9.16%	1M SOFR+ 500	1,683	1,683	1,669
Harris & Co. LLC - Unfunded Revolver (8)	8/9/2024	08/09/2030	Professional Services	—	—	7,936	—	(69)
HEC Purchaser Corp.	6/17/2024	06/17/2029	Healthcare, Education and Childcare	8.87%	3M SOFR+ 500	17,457	17,326	17,457
Help/Systems Holdings, Inc.	8/27/2025	11/30/2026	Software	8.41%	3M SOFR+ 410	1,953	1,839	1,839
Hills Distribution, Inc.	11/2/2023	11/08/2029	Distributors	10.32%	1M SOFR+ 600	18,294	18,121	18,294
Hills Distribution, Inc. - Unfunded Term Loan (8)	11/2/2023	11/07/2025	Distributors	—	—	1,514	—	15
HW Holdco, LLC	1/9/2019	05/11/2026	Media	9.90%	3M SOFR+ 590	12,283	12,265	12,283

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
HW Holdco, LLC - Unfunded Revolver (6), (8)	1/9/2019	05/11/2026	Media	—	—	1,452	—	—
IG Investments Holdings, LLC (6)	11/23/2021	09/22/2028	Professional Services	9.31%	3M SOFR+ 500	9,557	9,477	9,509
IG Investments Holdings, LLC - Unfunded Revolver (6), (8)	11/23/2021	09/22/2028	Professional Services	—	—	722	—	(4)
Imagine Acquisitionco, Inc. - Unfunded Revolver (8)	11/4/2021	11/16/2027	Software	—	—	1,193	—	—
Impact Advisors, LLC	3/21/2025	03/19/2032	Business Services	8.50%	3M SOFR+ 450	16,517	16,436	16,517
Impact Advisors, LLC - Unfunded Term Loan (8)	3/21/2025	03/21/2027	Business Services	—	—	9,723	—	49
Impact Advisors, LLC - Unfunded Revolver (8)	3/21/2025	03/19/2032	Business Services	—	—	1,945	—	—
Infinity Home Services Holdco, Inc.	12/21/2022	12/28/2028	Commercial Services & Supplies	10.00%	3M SOFR+ 600	14,855	14,770	14,825
Infinity Home Services Holdco, Inc. (CAD)	12/21/2022	12/28/2028	Commercial Services & Supplies	10.00%	3M SOFR+ 600	CAD 1,704	1,231	1,225
Infinity Home Services Holdco, Inc. - Unfunded Term Loan (8)	12/21/2022	10/30/2026	Commercial Services & Supplies	—	—	7,069	—	—
Infinity Home Services Holdco, Inc. - Funded Revolver	12/21/2022	12/28/2028	Commercial Services & Supplies	12.25%	—	161	161	161
Infinity Home Services Holdco, Inc. - Unfunded Revolver (8)	12/21/2022	12/28/2028	Commercial Services & Supplies	—	—	1,130	—	—
Inovex Information Systems Incorporated	12/17/2024	12/17/2030	Software	9.25%	3M SOFR+ 525	7,940	7,885	7,940
Inovex Information Systems Incorporated - Unfunded Term Loan (8)	12/17/2024	12/17/2026	Software	—	—	2,800	—	—
Inovex Information Systems Incorporated - Unfunded Revolver (8)	12/17/2024	12/17/2030	Software	—	—	3,499	—	—
Infolinks Media Buyco, LLC	2/22/2024	11/02/2026	Media	9.50%	3M SOFR+ 550	10,155	10,125	10,104
Inventus Power, Inc.	6/29/2023	01/15/2026	Electronic Equipment, Instruments, and Components	11.78%	3M SOFR+ 761	4,888	4,880	4,888
Inventus Power, Inc. - Funded Revolver	6/29/2023	01/15/2026	Electronic Equipment, Instruments, and Components	11.76%	3M SOFR+ 761	403	403	403
Inventus Power, Inc. - Unfunded Revolver (8)	6/29/2023	01/15/2026	Electronic Equipment, Instruments, and Components	—	—	1,325	—	—
Keel Platform, LLC	1/26/2024	01/20/2031	Metals and Mining	8.75%	3M SOFR+ 475	14,601	14,437	14,455
Keel Platform, LLC - Unfunded Term Loan (8)	1/26/2024	01/20/2031	Metals and Mining	—	—	3,260	—	(8)
Kinetic Purchaser, LLC	11/8/2021	11/10/2027	Personal Products	10.19%	3M SOFR+ 615	17,955	17,641	15,262
Kinetic Purchaser, LLC - Funded Revolver	11/8/2021	11/10/2026	Personal Products	10.15%	3M SOFR+ 615	2,172	2,172	1,846
Kinetic Purchaser, LLC - Unfunded Revolver (6), (8)	11/8/2021	11/10/2026	Personal Products	—	—	1,262	—	(189)
Lash OpCo, LLC	8/16/2021	02/18/2027	Personal Products	12.16%	1M SOFR+ 785	16,168	16,026	15,763
				(PIK 5.10%)	—
Lash OpCo, LLC - Funded Revolver (6)	8/16/2021	08/16/2026	Personal Products	12.16%	1M SOFR+ 785	969	969	945
				(PIK 5.10%)
Lash OpCo, LLC - Unfunded Revolver (6) (8)	8/16/2021	08/16/2026	Personal Products	—		2,026	—	(51)
LAV Gear Holdings, Inc.	7/31/2025	07/31/2029	Capital Equipment	10.10%	—	9,581	9,592	9,930
				(PIK 3.44%)
LAV Gear Holdings, Inc. - Incremental TL	7/31/2025	07/31/2029	Capital Equipment	10.10%	—	1,098	1,067	1,353
				(PIK 3.44%)
LAV Gear Holdings, Inc. - Unfunded Revolver (6) (8)	7/31/2025	07/31/2029	Capital Equipment	—	—	703	—	—
Ledge Lounger, Inc.	2/7/2022	11/09/2026	Leisure Products	11.65%	3M SOFR+ 765	7,605	7,380	5,932
				(PIK 1.00%)
Ledge Lounger, Inc. - Funded Revolver	2/7/2022	11/09/2026	Leisure Products	11.65%	3M SOFR+ 765	663	663	518
				(PIK 1.00%)
Lightspeed Buyer, Inc.	1/21/2020	02/03/2027	Healthcare Technology	8.75%	3M SOFR+ 475	22,918	22,824	22,918
Lightspeed Buyer, Inc. - Unfunded Revolver (6), (8)	1/21/2020	02/03/2027	Healthcare Technology	—	—	2,499	—	—
LJ Avalon Holdings, LLC	1/18/2023	02/01/2030	Construction & Engineering	8.67%	3M SOFR+ 450	11,815	11,770	11,815
LJ Avalon Holdings, LLC - Unfunded Term Loan (8)	1/18/2023	02/08/2027	Construction & Engineering	—	—	4,873	—	24
LJ Avalon Holdings, LLC - Unfunded Revolver (6), (8)	1/18/2023	02/01/2029	Construction & Engineering	—	—	2,883	—	—
Loving Tan Intermediate II, Inc.	5/24/2023	05/31/2028	Personal Products	9.00%	3M SOFR+ 500	53,637	53,066	53,637
Loving Tan Intermediate II, Inc. - Unfunded Term Loan (8)	5/24/2023	07/12/2026	Personal Products	—	—	10,823	—	108
Loving Tan Intermediate II, Inc. - Funded Revolver	5/24/2023	05/31/2028	Personal Products	9.00%	3M SOFR+ 500	3,559	3,559	3,559
Loving Tan Intermediate II, Inc. - Unfunded Revolver (8)	5/24/2023	05/31/2028	Personal Products	—	—	1,780	—	—
Lucky Bucks, LLC - First-Out Term Loan	11/2/2023	10/02/2028	Hotels, Restaurants and Leisure	12.01%	1M SOFR+ 765	256	256	238
Lucky Bucks, LLC - Last-Out Term Loan	11/2/2023	10/02/2029	Hotels, Restaurants and Leisure	12.01%	1M SOFR+ 765	529	529	426
MAG DS Corp.	9/21/2020	04/01/2027	Aerospace and Defense	9.60%	3M SOFR+ 560	12,205	11,985	12,155
Marketplace Events Acquisition, LLC	12/19/2024	12/19/2030	Media	9.25%	3M SOFR+ 525	56,198	55,699	56,198
Marketplace Events Acquisition, LLC - Unfunded Term Loan (8)	12/19/2024	06/19/2026	Media	—	—	8,717	—	87
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Marketplace Events Acquisition, LLC - Funded Revolver	12/19/2024	12/19/2030	Media	9.25%	—	610	610	610
Marketplace Events Acquisition, LLC - Unfunded Revolver (8)	12/19/2024	12/19/2030	Media	—	—	5,486	—	—
MBS Holdings, Inc.	4/7/2025	04/16/2027	Internet Software and Services	9.30%	3M SOFR+ 510	5,632	5,630	5,632
MBS Holdings, Inc. - Unfunded Revolver (6), (8)	4/14/2021	04/16/2027	Internet Software and Services	—	—	1,157	—	—
MDI Buyer, Inc.	3/16/2023	07/25/2028	Commodity Chemicals	8.75%	3M SOFR+ 475	5,066	5,021	5,066
MDI Buyer, Inc. - Unfunded Term Loan (8)	3/16/2023	07/25/2028	Commodity Chemicals	—	—	4,416	—	33
MDI Buyer, Inc. - Funded Revolver	7/19/2022	07/25/2028	Commodity Chemicals	11.50%	3M SOFR+ 375	1,524	1,524	1,524
MDI Buyer, Inc. - Unfunded Revolver (6), (8)	7/19/2022	07/25/2028	Commodity Chemicals	—	—	353	—	—
Meadowlark Acquirer, LLC	12/9/2021	12/10/2027	Professional Services	9.65%	3M SOFR+ 565	4,344	4,295	4,344
Meadowlark Acquirer, LLC - Funded Revolver	12/9/2021	12/10/2027	Professional Services	9.65%	3M SOFR+ 565	339	339	339
Meadowlark Acquirer, LLC - Unfunded Revolver (8)	12/9/2021	12/10/2027	Professional Services	—	—	1,354	—	—
Medina Health, LLC	10/16/2023	10/20/2028	Healthcare Providers and Services	10.31%	3M SOFR+ 625	20,795	20,600	20,899
Medina Health, LLC - Unfunded Revolver (8)	10/16/2023	10/20/2028	Healthcare Providers and Services	—	—	5,187	—	26
Megawatt Acquisitionco, Inc.	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	9.50%	3M SOFR+ 550	9,850	9,545	9,377
Megawatt Acquisitionco, Inc. - Funded Revolver	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	9.67%	3M SOFR+ 550	406	406	387
Megawatt Acquisitionco, Inc. - Unfunded Revolver (8)	3/1/2024	03/01/2030	Electronic Equipment, Instruments, and Components	—	—	2,844	—	(137)
MOREgroup Holdings, Inc.	1/9/2024	01/16/2030	Construction & Engineering	9.31%	3M SOFR+ 525	32,013	31,653	32,013
MOREgroup Holdings, Inc. - Unfunded Term Loan (8)	1/9/2024	01/16/2026	Construction & Engineering	—	—	11,056	—	111
MOREgroup Holdings, Inc. - Unfunded Revolver (8)	1/9/2024	01/16/2030	Construction & Engineering	—	—	6,634	—	—
Municipal Emergency Services, Inc.	9/23/2021	10/01/2027	Distributors	9.15%	3M SOFR+ 515	9,998	9,959	9,998
Municipal Emergency Services, Inc. - Unfunded Term Loan (8)	9/23/2021	01/15/2026	Distributors	—	—	1,574	—	8
Municipal Emergency Services, Inc. - Unfunded Revolver (6), (8)	9/23/2021	10/01/2027	Distributors	—	—	947	—	—
NBH Group, LLC	8/29/2025	08/19/2026	Healthcare Equipment and Supplies	10.12%	1M SOFR+ 585	2,571	2,571	2,571
NBH Group, LLC - Unfunded Revolver (6), (8)	8/16/2021	08/19/2026	Healthcare Equipment and Supplies	—	—	1,677	—	—
NORA Acquisition, LLC	8/22/2023	08/31/2029	Healthcare Providers and Services	10.41%	3M SOFR+ 635	20,743	20,443	20,588
NORA Acquisition, LLC - Funded Revolver	8/22/2023	08/31/2029	Healthcare Providers and Services	10.35%	3M SOFR+ 635	2,466	2,466	2,447
NORA Acquisition, LLC - Unfunded Revolver (6), (8)	8/22/2023	08/31/2029	Healthcare Providers and Services	—	—	3,013	—	(23)
North American Rail Solutions, LLC	8/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+ 475	55,000	54,725	54,725
North American Rail Solutions, LLC - Unfunded Term Loan (8)	8/29/2025	08/29/2027	Manufacturing/Basic Industry	—	—	4,231	—	—
North American Rail Solutions, LLC - Funded Revolver	8/29/2025	08/29/2031	Manufacturing/Basic Industry	8.75%	3M SOFR+ 475	1,467	1,467	1,467
North American Rail Solutions, LLC - Unfunded Revolver (8)	8/29/2025	08/29/2031	Manufacturing/Basic Industry	—	—	4,456	—	—
Omnia Exterior Solutions, LLC	12/29/2023	12/31/2029	Diversified Consumer Services	9.25%	3M SOFR+ 525	23,484	23,315	23,014
Omnia Exterior Solutions, LLC - Unfunded Term Loan (8)	12/29/2023	09/30/2026	Diversified Consumer Services	—	—	8,705	—	(98)
Omnia Exterior Solutions, LLC - Funded Revolver	12/29/2023	12/31/2029	Diversified Consumer Services	9.25%	1M SOFR+ 525	2,520	2,520	2,470
Omnia Exterior Solutions, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/31/2029	Diversified Consumer Services	—	—	1,680	—	(34)
One Stop Mailing, LLC	5/26/2021	05/07/2027	Air Freight and Logistics	10.53%	3M SOFR+ 636	12,941	12,881	12,941
ORL Acquisition, Inc. (6)	9/1/2021	09/03/2027	Consumer Finance	13.70%	3M SOFR+ 940	7,710	7,406	6,823
				(PIK 7.50%)
ORL Acquisition, Inc. - Unfunded Revolver (6), (8)	9/1/2021	09/03/2027	Consumer Finance	—	—	215	—	(25)
OSP Embedded Purchaser, LLC	12/11/2023	12/17/2029	Aerospace and Defense	9.77%	3M SOFR+ 575	36,810	36,445	36,294
OSP Embedded Purchaser, LLC - Unfunded Revolver (8)	12/11/2023	12/17/2029	Aerospace and Defense	—	—	2,932	—	(41)
Output Services Group, Inc. - First-out Term Loan	11/30/2023	11/30/2028	Business Services	12.71%	3M SOFR+ 843	828	828	828
Output Services Group, Inc. - Last-out Term Loan	11/30/2023	05/30/2028	Business Services	10.96%	3M SOFR+ 668	1,681	1,681	1,681
Pacific Purchaser, LLC	10/2/2023	10/02/2028	Professional Services	10.42%	3M SOFR+ 625	7,123	7,034	7,095
Pacific Purchaser, LLC - Unfunded Revolver (8)	10/2/2023	10/02/2028	Professional Services	—	—	1,799	—	(7)
PAR Excellence Holdings, Inc.	9/3/2024	09/03/2030	Healthcare Technology	9.32%	3M SOFR+ 500	27,431	27,186	26,951
PAR Excellence Holdings, Inc. - Unfunded Revolver (8)	9/3/2024	09/03/2030	Healthcare Technology	—	—	4,692	—	(82)
Paving Lessor Corp.	7/1/2025	07/01/2031	Business Services	9.25%	—	21,390	21,231	21,230
Paving Lessor Corp. - Unfunded Term Loan (8)	7/1/2025	07/01/2027	Business Services	—	—	8,632	—	—
Paving Lessor Corp. - Unfunded Revolver (8)	7/1/2025	07/01/2031	Business Services	—	—	5,755	—	(43)
Peninsula Pacific Entertainment, LLC	8/15/2025	08/22/2032	Gaming	9.02%	3M SOFR+ 475	15,002	14,852	14,965
Peninsula Pacific Entertainment, LLC - Unfunded Term Loan (8)	8/15/2025	08/25/2027	Gaming	—	—	3,516	—	9
Penta Group Holdings, Inc.	7/31/2025	07/31/2031	Professional Services	8.50%	—	15,000	14,925	14,925
Penta Group Holdings, Inc. - Unfunded Term Loan (8)	7/31/2025	07/31/2027	Professional Services	—	—	6,056	—	—
Penta Group Holdings, Inc. - Funded Revolver	7/31/2025	07/31/2031	Professional Services	8.50%	—	492	492	490

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Penta Group Holdings, Inc. - Unfunded Revolver (8)	7/31/2025	07/31/2031	Professional Services	—	—	1,022	—	(5)
PCS MIDCO, Inc.	3/1/2024	03/01/2030	Professional Services	9.75%	3M SOFR+ 575	11,843	11,755	11,843
PCS MIDCO, Inc. - Unfunded Term Loan (8)	3/1/2024	03/02/2026	Professional Services	—	—	2,087	—	21
PCS MIDCO, Inc. - Unfunded Revolver (8)	3/1/2024	03/01/2030	Professional Services	—	—	1,770	—	—
PL Acquisitionco, LLC (12)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	4.35%	—	9,780	8,422	3,912
PL Acquisitionco, LLC - Funded Revolver (12)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	4.27%	—	611	611	244
PL Acquisitionco, LLC - Unfunded Revolver (8) (12)	11/5/2021	11/09/2027	Textiles, Apparel and Luxury Goods	—	—	534	—	(321)
PlayPower, Inc.	8/28/2024	08/28/2030	Leisure Products	9.25%	1M SOFR+ 525	32,086	31,893	32,086
PlayPower, Inc. - Unfunded Revolver (8)	8/28/2024	08/28/2030	Leisure Products	—	—	3,981	—	—
Podean Buyer, LLC	8/4/2025	08/04/2031	Marketing Services	10.00%	3M SOFR+ 600	8,000	7,920	7,920
Podean Buyer, LLC - Unfunded Revolver (8)	8/4/2025	08/04/2031	Marketing Services	—	—	1,579	—	(16)
Project Granite Buyer, Inc.	12/31/2024	12/31/2030	Professional Services	9.75%	3M SOFR+ 575	11,894	11,790	12,013
Project Granite Buyer, Inc. - Unfunded Term Loan (8)	12/31/2024	12/31/2026	Professional Services	—	—	1,708	—	34
Project Granite Buyer, Inc. - Unfunded Revolver (8)	12/31/2024	12/31/2030	Professional Services	—	—	2,846	—	28
Pragmatic Institute, LLC	7/5/2022	03/28/2030	Professional Services	9.50%	—	575	575	417
Rancho Health MSO, Inc.	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	9.29%	3M SOFR+ 500	9,310	9,291	9,310
Rancho Health MSO, Inc. - Unfunded Term Loan (8)	12/20/2024	06/30/2026	Healthcare Equipment and Supplies	—	—	3,034	—	28
Rancho Health MSO, Inc. - Funded Revolver (6)	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	9.29%	3M SOFR+ 500	2,420	2,420	2,420
Rancho Health MSO, Inc. - Unfunded Revolver (6), (8)	12/20/2024	06/20/2029	Healthcare Equipment and Supplies	—	—	880	—	—
Recteq, LLC	1/27/2021	01/29/2026	Leisure Products	10.40%	3M SOFR+ 640	3,820	3,809	3,810
Recteq, LLC - Funded Revolver	1/27/2021	01/29/2026	Leisure Products	10.46%	3M SOFR+ 625	360	360	359
Recteq, LLC - Unfunded Revolver (6), (8)	1/27/2021	01/29/2026	Leisure Products	—	—	936	—	(2)
Rosco Parent, LLC	9/9/2025	09/12/2031	Business Services	8.81%	—	22,000	21,835	21,835
Rosco Parent, LLC - Unfunded Revolver (8)	9/9/2025	09/12/2031	Business Services	—	—	2,883	—	—
Riverpoint Medical, LLC	6/19/2019	06/21/2027	Healthcare Equipment and Supplies	8.75%	3M SOFR+ 475	9,728	9,682	9,728
Riverpoint Medical, LLC - Unfunded Revolver (6), (8)	6/19/2019	06/21/2027	Healthcare Equipment and Supplies	—	—	909	—	—
Ro Health, LLC	1/16/2025	01/17/2031	Healthcare Providers and Services	8.50%	3M SOFR+ 450	15,337	15,235	15,337
Ro Health, LLC - Funded Revolver	1/16/2025	01/17/2031	Healthcare Providers and Services	9.00%	3M SOFR+ 500	2,329	2,329	2,329
Ro Health, LLC - Unfunded Revolver (8)	1/16/2025	01/17/2031	Healthcare Providers and Services	—	—	5,435	—	—
RRA Corporate, LLC	8/15/2024	08/15/2029	Diversified Consumer Services	9.00%	3M SOFR+ 500	17,699	17,546	17,593
RRA Corporate, LLC - Unfunded Term Loan (8)	8/15/2024	08/17/2026	Diversified Consumer Services	—	—	15,312	—	61
RRA Corporate, LLC - Funded Revolver	8/15/2024	08/15/2029	Diversified Consumer Services	9.27%	3M SOFR+ 525	3,090	3,090	3,071
RRA Corporate, LLC - Unfunded Revolver (8)	8/15/2024	08/15/2029	Diversified Consumer Services	—	—	3,627	—	(22)
RTIC Subsidiary Holdings, LLC	5/3/2024	05/03/2029	Leisure Products	9.75%	3M SOFR+ 575	47,340	46,734	46,867
RTIC Subsidiary Holdings, LLC - Funded Revolver	5/3/2024	05/03/2029	Leisure Products	9.75%	3M SOFR+ 575	3,296	3,296	3,263
RTIC Subsidiary Holdings, LLC - Unfunded Revolver (8)	5/3/2024	05/03/2029	Leisure Products	—	—	6,121	—	(61)
Rural Sourcing Holdings, Inc.	6/8/2023	06/15/2029	Professional Services	9.75%	3M SOFR+ 575	2,201	2,161	1,981
Rural Sourcing Holdings, Inc. - Funded Revolver	6/8/2023	06/15/2029	Professional Services	9.75%	3M SOFR+ 575	487	487	438
Rural Sourcing Holdings, Inc. - Unfunded Revolver (6), (8)	6/8/2023	06/15/2029	Professional Services	—	—	373	—	(37)
Sabel Systems Technology Solutions, LLC	10/31/2024	10/31/2030	Government Services	9.77%	3M SOFR+ 575	26,649	26,417	26,649
Sabel Systems Technology Solutions, LLC - Funded Revolver	10/31/2024	10/31/2030	Government Services	12.75%	3M SOFR+ 525	182	182	182
Sabel Systems Technology Solutions, LLC - Unfunded Revolver (8)	10/31/2024	10/31/2030	Government Services	—	—	3,452	—	—
Safe Haven Defense US, LLC	5/23/2024	05/23/2029	Building Products	9.50%	3M SOFR+ 525	19,845	19,681	19,746
Safe Haven Defense US, LLC - Unfunded Revolver (8)	5/23/2024	05/23/2029	Building Products	—	—	2,920	—	(15)
Sales Benchmark Index, LLC	12/23/2019	07/07/2026	Professional Services	10.20%	3M SOFR+ 600	2,504	2,501	2,504
Sales Benchmark Index, LLC - Funded Revolver	12/23/2019	07/07/2026	Professional Services	9.20%	3M SOFR+ 520	431	431	431
Sales Benchmark Index, LLC - Unfunded Revolver (6), (8)	12/23/2019	07/07/2026	Professional Services	—	—	646	—	—
Sath Industries, LLC	12/17/2024	12/17/2029	Event Services	9.54%	3M SOFR+ 550	11,295	11,198	11,295
Sath Industries, LLC - Unfunded Revolver (8)	12/17/2024	12/17/2029	Event Services	—	—	2,466	—	—
Schlesinger Global, Inc.	10/24/2019	10/24/2025	Professional Services	12.76%	3M SOFR+ 860	8,169	8,169	7,761
				(PIK 5.85%)
Schlesinger Global, Inc. - Funded Revolver	10/24/2019	10/24/2025	Professional Services	12.76%	3M SOFR+ 860	1,674	1,674	1,591

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
				(PIK 5.85%)
Schlesinger Global, Inc. - Unfunded Revolver (6), (8)	10/24/2019	10/24/2025	Professional Services	—	—	401	—	(20)
Seacoast Service Partners NA, LLC	12/20/2024	12/20/2029	Diversified Consumer Services	9.01%	3M SOFR+ 500	10,596	10,515	10,162
Seacoast Service Partners NA, LLC - Unfunded Term Loan (8)	12/20/2024	12/21/2026	Diversified Consumer Services	—	—	5,653	—	(182)
Seacoast Service Partners NA, LLC - Funded Revolver	12/20/2024	12/20/2029	Diversified Consumer Services	9.00%	3M SOFR+ 500	892	892	855
Seacoast Service Partners NA, LLC - Unfunded Revolver (8)	12/20/2024	12/20/2029	Diversified Consumer Services	—	—	1,231	—	(50)
Seaway Buyer, LLC	7/25/2024	06/13/2029	Chemicals, Plastics and Rubber	10.17%	3M SOFR+ 615	1,882	1,864	1,755
Sigma Defense Systems, LLC	11/30/2021	12/20/2027	IT Services	10.15%	3M SOFR+ 615	26,344	26,096	26,344
Sigma Defense Systems, LLC - Funded Revolver	11/30/2021	12/20/2027	IT Services	10.90%	3M SOFR+ 690	764	764	764
Sigma Defense Systems, LLC - Unfunded Revolver (6), (8)	11/30/2021	12/20/2027	IT Services	—	—	2,548	—	—
Smartronix, LLC	2/6/2025	02/06/2032	Aerospace and Defense	8.66%	1M SOFR+ 450	5,970	5,914	5,992
Smile Brands, Inc.	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+ 610	4,609	4,323	3,978
				(PIK 1.50%)
Smile Brands, Inc. - Funded Revolver	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	10.43%	1M SOFR+ 610	1,047	1,047	903
Smile Brands, Inc. - Unfunded Revolver (6), (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	531	—	(73)
Smile Brands, Inc. - Unfunded Revolver - LC (6) (8)	10/4/2018	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(14)
Spendmend Holdings, LLC	3/1/2022	03/01/2028	Healthcare Technology	9.15%	3M SOFR+ 515	2,949	2,929	2,949
Spendmend Holdings, LLC - Unfunded Term Loan (8)	3/1/2022	11/25/2026	Healthcare Technology	—	—	2,922	—	15
Spendmend Holdings, LLC - Funded Revolver	3/1/2022	03/01/2028	Healthcare Technology	9.15%	3M SOFR+ 515	149	149	149
Spendmend Holdings, LLC - Unfunded Revolver (8)	3/1/2022	03/01/2028	Healthcare Technology	—	—	743	—	—
STG Distribution, LLC - First Out New Money Term Loans	8/27/2025	10/03/2029	Air Freight and Logistics	12.57%	1M SOFR+ 835	784	700	698
STG Distribution, LLC - Second Out Term Loans (12)	8/27/2025	10/03/2029	Air Freight and Logistics	5.32%		1,814	541	145
SV-Aero Holdings, LLC	10/31/2024	11/01/2030	Aerospace and Defense	9.00%	3M SOFR+ 500	15,275	15,211	15,275
SV-Aero Holdings, LLC - Unfunded Term Loan (8)	10/31/2024	11/02/2026	Aerospace and Defense	—	—	7,259	—	36
Symplr Software, Inc.	8/27/2025	12/20/2027	Software	8.91%	3M SOFR+ 460	680	622	610
Systems Planning And Analysis, Inc.	10/12/2021	08/16/2027	Aerospace and Defense	8.75%	3M SOFR+ 475	46,315	46,011	45,944
Systems Planning And Analysis, Inc. - Funded Revolver	10/12/2021	08/16/2027	Aerospace and Defense	8.90%	3M SOFR+ 475	774	774	768
Systems Planning And Analysis, Inc. - Unfunded Term Loan (8)	10/12/2021	06/12/2027	Aerospace and Defense	—	—	2,131	—	(6)
Systems Planning And Analysis, Inc. - Unfunded Revolver (8)	10/12/2021	08/16/2027	Aerospace and Defense	—	—	7,590	—	(61)
TCG 3.0 Jogger Acquisitionco, Inc.	1/23/2024	01/23/2029	Media	10.52%	3M SOFR+ 650	9,345	9,259	9,298
TCG 3.0 Jogger Acquisitionco, Inc. - Funded Revolver	1/23/2024	01/23/2029	Media	12.75%	3M SOFR+ 550	437	437	435
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (8)	1/23/2024	01/23/2029	Media	—	—	1,990	—	(10)
Team Services Group, LLC	2/23/2024	12/20/2027	Healthcare Providers and Services	9.56%	3M SOFR+ 525	15,753	15,590	15,687
The Bluebird Group, LLC	7/22/2021	07/28/2026	Professional Services	9.90%	3M SOFR+ 590	13,608	13,569	13,608
The Bluebird Group, LLC - Unfunded Revolver (6), (8)	7/22/2021	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (6)	8/25/2021	08/31/2028	Construction & Engineering	9.01%	1M SOFR+ 495	22,561	22,428	22,448
The Vertex Companies, LLC - Funded Revolver	8/25/2021	08/31/2028	Construction & Engineering	8.99%	1M SOFR+ 495	2,007	2,007	1,996
The Vertex Companies, LLC - Unfunded Revolver (6), (8)	8/25/2021	08/31/2028	Construction & Engineering	—	—	3,466	—	(17)
TMII Enterprises, LLC	12/19/2022	12/22/2028	Commercial Services & Supplies	8.66%	3M SOFR+ 450	3,543	3,527	3,543
TMII Enterprises, LLC - Unfunded Revolver (6), (8)	12/19/2022	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
TPC US Parent, LLC	11/15/2019	11/24/2025	Food Products	10.19%	3M SOFR+ 590	12,259	12,251	12,161
TransGo, LLC	12/29/2023	12/29/2028	Auto Components	9.91%	3M SOFR+ 575	10,904	10,785	10,985
TransGo, LLC - Unfunded Revolver (6), (8)	12/29/2023	12/29/2028	Auto Components	—	—	4,440	—	33
Tyto Athene, LLC	3/26/2021	04/03/2028	IT Services	9.19%	3M SOFR+ 490	16,500	16,304	16,088
US Fertility Enterprises, LLC	10/7/2024	10/11/2031	Healthcare Providers and Services	8.80%	1M SOFR+ 450	2,039	2,040	2,039
Urology Management Holdings, Inc.	9/3/2024	06/15/2027	Healthcare Providers and Services	9.66%	1M SOFR+ 550	5,550	5,530	5,550
Urology Management Holdings, Inc. - Unfunded Term Loan (8)	9/3/2024	09/03/2026	Healthcare Providers and Services	—	—	2,400	—	12
Walker Edison Furniture Company, LLC - New Money DIP	3/1/2023	03/01/2029	Wholesale	10.00%	—	223	223	228
Walker Edison Furniture Company, LLC - Unfunded Term Loan (8)	3/1/2023	03/01/2029	Wholesale	—	—	590	—	21
Watchtower Buyer, LLC	11/29/2023	12/03/2029	Electronic Equipment, Instruments, and Components	10.00%	3M SOFR+ 600	12,772	12,643	12,644
Watchtower Buyer, LLC - Unfunded Revolver (8)	11/29/2023	12/03/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	(63)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Wash & Wax Systems, LLC	4/30/2025	04/30/2028	Consumer Services	9.81%	3M SOFR+ 550	6,446	6,559	6,568
Wash & Wax Systems, LLC - Funded Revolver	4/30/2025	04/30/2028	Consumer Services	9.81%	3M SOFR+ 550	17	17	17
Wash & Wax Systems, LLC - Unfunded Revolver (6) (8)	4/30/2025	04/30/2028	Consumer Services	—		830	—	—
Total First Lien Secured Debt							$2,289,071	$2,275,982
Second Lien Secured Debt - 0.1% of Net Assets
Team Services Group, LLC - 2nd Lien	2/23/2024	12/18/2028	Healthcare Providers and Services	13.57%	3M SOFR+ 926	1,000	$995	$995
Total Second Lien Secured Debt							$995	$995
Subordinate Debt - 1.7% of Net Assets
Beacon Behavioral Holdings, LLC	6/21/2024	06/21/2030	Healthcare Providers and Services	15.00%	—	5,229	5,176	5,229
Integrative Nutrition, LLC - Promissory Note #1	4/17/2025	04/15/2030	Consumer Services	—	—	2,623	2,276	2,243
Integrative Nutrition, LLC - Promissory Note #2	4/17/2025	04/15/2033	Consumer Services	—	—	5,975	2,763	2,763
ORL Holdco, Inc. - Convertible Notes	8/2/2024	03/08/2028	Consumer Finance	18.00%	—	13	13	—
ORL Holdco, Inc. - Unfunded Convertible Notes (8)	8/2/2024	03/08/2028	Consumer Finance	—	—	13	—	(13)
OSP Embedded Purchaser, LP - Convertible Note	11/6/2024	05/08/2030	Aerospace and Defense	12.00%	—	47	471	547
Schlesinger Global, LLC - Promissory Note	2/21/2024	01/08/2026	Professional Services	12.76%	3M SOFR+ 860	66	66	136
StoicLane, Inc. - Convertible Notes	8/15/2024	08/16/2027	Healthcare Technology	12.00%	—	2,288	2,288	2,632
StoicLane, Inc. - Unfunded Convertible Notes (8)	8/15/2024	08/16/2027	Healthcare Technology	—	—	763	—	115
Wash & Wax Systems, LLC - Subordinate Debt	4/30/2025	07/30/2028	Consumer Services	12.00%	—	4,334	4,334	4,334
Total Subordinate Debt							$17,387	$17,986
Preferred Equity - 1.9% of Net Assets(5)
Accounting Platform Holdings, Inc. - Preferred Equity - Series A	8/9/2024		Professional Services	—	—	1,075,900	1,076	1,076
Ad.Net Holdings, Inc. - Preferred Equity	5/4/2021		Media	—	—	6,720	672	602
AFC Acquisitions, Inc. Preferred Equity - Series F-2 (7)	12/7/2023		Distributors	—	—	825	1,262	1,380
AFC Acquisitions, Inc. Preferred Equity - Series G-2 (7)	12/7/2023		Distributors	—	—	18	31	33
AFC Acquisitions, Inc. Preferred Equity - Series H-2 (7)	12/7/2023		Distributors	—	—	10	20	21
AFC Acquisitions, Inc. Preferred Equity - Series I-2 (7)	12/7/2023		Distributors	—	—	9	19	19
AFC Acquisitions, Inc. Preferred Equity - Series J-2 (7)	12/7/2023		Distributors	—	—	17	34	33
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) - Preferred Equity (6), (7)	5/21/2019		Media	—	—	2,018	2,018	1,990
BioDerm Holdings, LP - Preferred Equity	1/30/2023		Healthcare Equipment and Supplies	—	—	1,313	1,313	1,308
Cartessa Aesthetics, LLC - Preferred Equity (7)	6/1/2022		Distributors	—	—	1,437,500	1,438	3,263
Connatix Parent, LLC	7/8/2021		Media	—	—	5,311	5	5
Consello Pacific Aggregator, LLC - Preferred Equity (7)	10/2/2023		Professional Services	—	—	1,025,476	973	790
C5MI Holdco, LLC - Preferred Equity (7)	7/31/2024		IT Services	—	—	228,900	223	238
EvAL Home Health Solutions, LLC (7)	5/10/2024		Healthcare, Education and Childcare	—	—	876,386	1,455	1,315
Five Star Parent Holdings, LLC - Preferred (Class P)	2/21/2023		Hotels, Restaurants and Leisure	—	—	384	38	164
Gauge Schlesinger Coinvest, LLC - Preferred Equity	4/22/2020		Professional Services	—	—	64	64	—
Hancock Claims Consultants Investors, LLC - Preferred Equity (7)	12/23/2020		Insurance	—	—	116,588	76	134
HPA SPQ Aggregator, LP - Preferred Equity	6/8/2023		Professional Services	—	—	52,353	52	52
Imagine Topco. LP - Preferred Equity	11/4/2021		Software	8.00%	—	1,236,027	1,236	1,689
Magnolia Topco, LP - Preferred Equity - Class A (7)	7/25/2023		Automobiles	—	—	47	47	43
Magnolia Topco, LP - Preferred Equity - Class A-1 (7)	7/25/2023		Automobiles	—	—	16	16	32
Magnolia Topco, LP - Preferred Equity - Class B (7)	7/25/2023		Automobiles	—	—	31	20	—
Megawatt Acquisition Partners, LLC - Preferred Equity - Class A	6/28/2024		Electronic Equipment, Instruments, and Components	—	—	9,360	936	731
NXOF Holdings, Inc. - Preferred Equity	9/25/2018		IT Services	—	—	1,935	1,935	2,021
ORL Holdco, Inc. - Preferred Equity	9/1/2021		Consumer Finance	—	—	1,327	133	1
Pink Lily Holdco, LLC - Preferred Equity - Class A-1 (7)	11/5/2021		Textiles, Apparel and Luxury Goods	—	—	122	122	—
RTIC Parent Holdings, LLC - Preferred Equity - Class A (7)	5/3/2024		Leisure Products	—	—	9	9	—
RTIC Parent Holdings, LLC - Preferred Equity - Class C (7)	5/3/2024		Leisure Products	—	—	18,450	1,215	2,246
RTIC Parent Holdings, LLC - Preferred Equity - Class D (7)	5/3/2024		Leisure Products	—	—	19,584	196	264
SP L2 Holdings, LLC - Preferred Equity	11/4/2021		Leisure Products	—	—	135,240	33	—
SP L2 Holdings, LLC - Unfunded Preferred Equity (8)	11/4/2021		Leisure Products	—	—	77,280	—	(19)
TPC Holding Company, LP - Preferred Equity	12/4/2019		Food Products	—	—	409	409	441
TWD Parent Holdings, LLC - Preferred Equity	8/25/2021		Construction & Engineering	—	—	41	39	58
UniTek Global Services, Inc. - Super Senior Preferred Equity	1/13/2015		Telecommunications	20.00%	—	320,711	322	722
UniTek Global Services, Inc. - Senior Preferred Equity	1/13/2015		Telecommunications	19.00%	—	448,851	449	—
UniTek Global Services, Inc. - Preferred Equity	1/13/2015		Telecommunications	13.50%	—	1,047,317	670	—
Total Preferred Equity							$18,556	$20,652
Common Equity/Warrants - 16.4% of Net Assets(5)
A1 Garage Equity, LLC - Common Equity (7)	12/19/2022		Commercial Services & Supplies	—	—	647,943	648	1,150
48Forty Intermediate Holdings, Inc. - Common Equity	8/27/2025		Business Services	—	—	529	—	—
ACP Big Top Holdings, LP - Common Equity	2/29/2024		Construction & Engineering	—	—	3,000,500	2,883	4,398
Ad.Net Holdings, Inc. - Common Equity	5/4/2021		Media	—	—	7,467	75	—
Aechelon InvestCo, LP	8/16/2024		Aerospace and Defense	—	—	29,917	2,992	11,379
Aechelon InvestCo, LP - Unfunded Common Equity (8)	8/16/2024		Aerospace and Defense	—	—	33,433	—	—
Aftermarket Drivetrain Products Holdings, LLC - Common Equity	12/29/2023		Auto Components	—	—	2,632	2,632	4,899
AG Investco - Common Equity (6), (7)	11/5/2018		Software	—	—	8,052	805	75
AG Investco - Unfunded Common Equity (7), (8)	11/5/2018		Software	—	—	1,948	—	(177)
Altamira Parent Holdings, LLC - Common Equity	7/23/2019		IT Services	—	—	1,437,500	1,438	1,335
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) - Common Equity (7)	5/21/2019		Media	—	—	2,018	—	—
Athletico Holdings, LLC - Common Equity (7)	2/4/2022		Healthcare Providers and Services	—	—	4,678	5,000	3,449

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Aphix Topco, Inc. - Common Equity	7/17/2025		Business Services	—	—	819,190	819	868
APT Holdings, LLC - Common Equity (7)	9/29/2025		Healthcare Providers and Services	—	—	855,110	1,152	1,152
Azureon Holdings, LLC (7)	6/26/2024		Diversified Consumer Services	—	—	1,130,707	1,131	961
BioDerm Holdings, LP - Common Equity	1/30/2023		Healthcare Equipment and Supplies	—	—	1,313	—	—
Burgess Point Holdings, LP - Common Equity	7/21/2022		Auto Components	—	—	112	114	121
By Light Investco LP - Common Equity (7)	5/15/2017		High Tech Industries	—	—	22,789	—	15,662
Carisk Parent, LP - Common Equity	11/27/2023		Healthcare Technology	—	—	239,680	240	276
Carnegie HoldCo, LLC (7)	2/7/2024		Professional Services	—	—	2,719,600	2,599	2,040
Connatix Parent, LLC - Common Equity	7/8/2021		Media	—	—	182,141	421	210
Crane 1 Acquisition Parent Holdings, LP - Common Equity	8/11/2021		Commercial Services & Supplies	—	—	130	120	254
C5MI Holdco, LLC - Common Equity (7)	7/31/2024		IT Services	—	—	1,659,050	1,659	1,526
Delta InvestCo, LP - Common Equity (7)	12/16/2020		IT Services	—	—	804,615	763	1,557
Delta InvestCo, LP - Unfunded Common Equity (7), (8)	12/16/2020		IT Services	—	—	200,255	—	—
Duggal Equity, LP - Common Equity	9/30/2024		Marketing Services	—	—	686	686	629
EDS Topco, LP - Common Equity	12/19/2022		Electronic Equipment, Instruments, and Components	—	—	1,125,000	1,125	2,322
Events TopCo, LP - Common Equity	12/17/2024		Event Services	—	—	1,016,800	1,017	1,297
Exigo, LLC - Common Equity	3/10/2022		Software	—	—	541,667	542	575
FedHC InvestCo, LP - Common Equity (7)	8/26/2021		Aerospace and Defense	—	—	22,671	810	3,006
FedHC InvestCo, LP - Unfunded Common Equity (7), (8)	8/26/2021		Aerospace and Defense	—	—	3,721	—	—
First Medical Holdings, LLC - Common Equity	6/13/2025		Healthcare Providers and Services	—	—	75,000	750	773
Five Star Parent Holdings, LLC - Common Equity	2/21/2023		Hotels, Restaurants and Leisure	—	—	655,714	656	—
Gauge ETE Blocker, LLC - Common Equity	5/24/2023		Diversified Consumer Services	—	—	374,444	374	288
Gauge Lash Coinvest, LLC - Common Equity	12/4/2019		Personal Products	—	—	2,057,387	1,588	4,059
Gauge Loving Tan, LP - Common Equity	5/25/2023		Personal Products	—	—	2,914,701	2,915	3,755
Gauge Schlesinger Coinvest, LLC - Common Equity	4/22/2020		Professional Services	—	—	465	476	3
GCP Boss Holdco, LLC	12/27/2024		Independent Power and Renewable Electricity Producers	—	—	2,194,800	2,195	3,182
GCOM InvestCo, LP - Common Equity	6/22/2021		IT Services	—	—	19,184	3,342	5,115
GGG Topco, LLC (7)	9/27/2024		Diversified Consumer Services	—	—	2,759,800	2,760	3,586
GMP Hills, LP - Common Equity	11/2/2023		Distributors	—	—	4,430,843	4,431	5,494
Hancock Claims Consultants Investors, LLC - Common Equity (7)	12/23/2020		Insurance	—	—	450,000	448	194
HPA SPQ Aggregator, LP - Common Equity	6/8/2023		Professional Services	—	—	750,399	750	46
HV Watterson Holdings, LLC - Common Equity	6/13/2022		Professional Services	—	—	100,000	100	—
Icon Partners V C, LP - Common Equity	12/20/2021		Internet Software and Services	—	—	2,002,138	2,002	1,973
Icon Partners V C, LP - Unfunded Common Equity (8)	12/20/2021		Internet Software and Services	—	—	497,862	—	(7)
Imagine Topco. LP - Common Equity	11/4/2021		Software	—	—	1,236,027	—	114
IHS Parent Holdings, LP - Common Equity	12/21/2022		Commercial Services & Supplies	—	—	1,218,045	1,218	1,717
Ironclad Holdco, LLC - Common Equity	12/23/2020		Commercial Services & Supplies	—	—	6,355	668	1,450
ITC Infusion Co-invest, LP - Common Equity (7)	2/16/2022		Healthcare Equipment and Supplies	—	—	116,032	1,195	3,156
Kinetic Purchaser, LLC - Common Equity - Class A	11/8/2021		Personal Products	—	—	1,734,775	1,735	15
Kinetic Purchaser, LLC - Common Equity - Class AA	11/8/2021		Personal Products	—	—	153,339	179	359
KL Stockton Co-Invest, LP - Common Equity (7)	7/16/2021		Energy Equipment and Services	—	—	382,353	385	638
Lightspeed Investment Holdco, LLC - Common Equity (6)	1/21/2020		Healthcare Technology	—	—	585,587	586	2,129
LJ Avalon, LP - Common Equity	1/18/2023		Construction & Engineering	—	—	1,638,043	1,638	2,621
Lucky Bucks Holdco, LLC - Common Equity	10/2/2023		Hotels, Restaurants and Leisure	—	—	73,870	2,062	392
Marketplace Events Acquisition, LLC - Common Equity	12/19/2024		Media: Diversified and Production	—	—	40,990	4,099	4,848
Magnolia Topco, LP - Common Equity - Class A (7)	7/25/2023		Automobiles	—	—	46,974	—	—
Magnolia Topco, LP - Common Equity - Class B (7)	7/25/2023		Automobiles	—	—	30,926	—	—
MDI Aggregator, LP - Common Equity	7/19/2022		Commodity Chemicals	—	—	11,078	1,122	1,054
Meadowlark Title, LLC - Common Equity (7)	12/9/2021		Professional Services	—	—	819,231	806	385
Megawatt Acquisition Partners, LLC - Common Equity - Class A	6/28/2024		Electronic Equipment, Instruments, and Components	—	—	1,040	104	—
Municipal Emergency Services, Inc. - Common Equity	9/28/2021		Distributors	—	—	1,973,370	2,005	4,105
NEPRT Parent Holdings, LLC - Common Equity (7)	1/27/2021		Leisure Products	—	—	1,494	1,438	236
New Insight Holdings, Inc. (6)	7/15/2024		Business Services	—	—	203,819	3,565	3,055
New Medina Health, LLC - Common Equity (7)	10/16/2023		Healthcare Providers and Services	—	—	2,672,646	2,673	4,161
NFS - CFP Holdings LLC - Common Equity	9/13/2024		Commercial Services & Supplies	—	—	1,337,017	1,337	1,622
NORA Parent Holdings, LLC - Common Equity (7)	8/22/2023		Healthcare Providers and Services	—	—	2,544	2,525	1,238
North Haven Saints Equity Holdings, LP - Common Equity (7)	2/25/2022		Healthcare Technology	—	—	223,602	224	226
NXOF Holdings, Inc. - Common Equity	9/25/2018		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP - Common Equity (7)	3/28/2024		Aerospace and Defense	—	—	211,940	2,119	2,643
OES Co-Invest, LP - Common Equity - Class A	5/31/2024		Diversified Consumer Services	—	—	1,560	1,580	1,326
OHCP V BC COI, LP - Common Equity	12/13/2021		Distributors	—	—	1,166,407	1,166	642
OHCP V BC COI, LP - Unfunded Common Equity (8)	12/13/2021		Distributors	—	—	83,593	—	(38)
ORL Holdco, Inc. - Common Equity	9/1/2021		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP - Common Equity	12/11/2023		Aerospace and Defense	—	—	1,728	1,728	2,007
Output Services Group, Inc. - Common Equity (6)	11/30/2023		Business Services	—	—	127,369	1,155	1,046
OSP PAR Aggregator, LP - Common Equity	9/3/2024		Healthcare Technology	—	—	3,160	3,171	3,037
Paving Parent, LLC - Common Equity	7/1/2025		Business Services	—	—	3,057	3,057	2,863
Penta Group Holdings, Inc. - Common Equity	7/31/2025		Professional Services	—	—	1,901,412	1,901	1,901
PCS Parent, LP	3/1/2024		Professional Services	—	—	423,247	423	423
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(continued)

September 30, 2025

(in thousands, except share data)

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Pink Lily Holdco, LLC - Common Equity (7)	11/5/2021		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Podean Intermediate II, LLC - Common Equity	8/4/2025		Marketing Services	—	—	570	570	570
Pragmatic Holdco, Inc. - Common Equity	3/28/2025		Professional Services	—	—	18	—	—
Project Granite Holdings, LLC	12/31/2024		Professional Services	—	—	1,139	1,139	1,191
Quad (U.S.) Co-Invest, LP - Common Equity	10/3/2022		Professional Services	—	—	235,194	235	364
QuantiTech InvestCo, LP - Common Equity (7)	5/1/2020		Aerospace and Defense	—	—	700	—	96
QuantiTech InvestCo, LP - Unfunded Common Equity (7) (8)	5/1/2020		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II, LP - Common Equity (7)	5/1/2020		Aerospace and Defense	—	—	40	12	7
RFMG Parent, LP - Common Equity	12/16/2020		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,292
Ro Health Holdings, Inc. - Common Equity	1/16/2025		Healthcare Providers and Services	—	—	536,400	536	807
Rosco Topco, LLC - Common Equity	9/9/2025		Business Services	—	—	1,517,241	1,517	1,517
Safe Haven Defense Holdco, LLC - Common Equity (7)	5/23/2024		Building Products	—	—	641	641	233
SBI Holdings Investments, LLC - Common Equity	12/23/2019		Professional Services	—	—	64,634	646	724
Sabel InvestCo, LP. - Common Equity (7)	10/31/2024		Government Services	—	—	89,712	2,271	3,007
Sabel InvestCo, LP. - Unfunded Common Equity (7), (8)	10/31/2024		Government Services	—	—	131,286	—	—
Seaway Topco, LP - Common Equity	6/8/2022		Chemicals, Plastics and Rubber	—	—	296	296	66
Seacoast Service Partners, LLC - Common Equity	12/20/2024		Diversified Consumer Services	—	—	429	549	413
SP L2 Holdings, LLC - Common Equity	11/4/2021		Leisure Products	—	—	360,103	360	—
SSC Dominion Holdings, LLC - Common Equity - Class B (US Dominion, Inc.) (6)	7/11/2018		Capital Equipment	—	—	12	12	1,159
StellPen Holdings, LLC (CF512, Inc.) - Common Equity	8/17/2021		Media	—	—	161,538	162	120
SV-Aero Holdings, LLC - Common Equity (7)	12/6/2023		Aerospace and Defense	—	—	61	513	1,504
TAC Lifeport Holdings, LLC - Common Equity (7)	2/24/2021		Aerospace and Defense	—	—	533,833	502	1,260
TCG 3.0 Jogger Co-Invest, LP - Common Equity	1/22/2024		Media	—	—	9,108	1,760	1,182
Tower Arch Infolinks Media, LP - Common Equity (7)	10/27/2021		Media	—	—	223,849	103	263
Tower Arch Infolinks Media, LP - Unfunded Common Equity (7) (8)	10/27/2021		Media	—	—	141,758	—	—
TPC Holding Company, LP - Common Equity	12/4/2019		Food Products	—	—	21,527	22	—
TWD Parent Holdings, LLC - Common Equity	8/25/2021		Construction & Engineering	—	—	824	4	21
Tinicum Space Coast Co-Invest, LLC (7)	10/29/2024		Aerospace and Defense	—	—	466	4,702	5,196
UniTek Global Services, Inc. - Common Equity	1/13/2015		Telecommunications	—	—	213,739	—	—
UniVista Insurance - Common Equity (7)	6/14/2021		Insurance	—	—	400	—	113
Urology Partners Co., LP - Common Equity	1/20/2023		Healthcare Providers and Services	—	—	694,444	694	2,910
Wash & Wax Group, LP - Common Equity (7)	4/30/2025		Consumer Services	—	—	2,747	4,941	5,062
Watchtower Holdings, LLC - Common Equity (7)	11/29/2023		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,107
WCP Ivyrehab Coinvestment, LP - Common Equity - Incremental (7)	6/27/2022		Healthcare Providers and Services	—	—	208	208	268
WCP Ivyrehab Coinvestment, LP - Common Equity (7)	6/27/2022		Healthcare Providers and Services	—	—	3,754	3,853	4,841
WCP Ivyrehab Coinvestment, LP - Unfunded Common Equity (7) (8)	6/27/2022		Healthcare Providers and Services	—	—	246	—	—
White Tiger Newco, LLC - Common Equity (6)	7/31/2025		Capital Equipment	—	—	38,019	2,901	2,663
Unitek Global Services, Inc. - Warrants	1/13/2015		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC - Warrants (7)	4/16/2019		Hotels, Restaurants and Leisure	—	—	87,345	—	993
Total Common Equity/Warrants							$132,009	$175,745
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							$2,458,018	$2,491,360
Investments in Controlled, Affiliated Portfolio Companies - 26.2% of Net Assets (3), (4)
First Lien Secured Debt - 22.1% of Net Assets
PennantPark Senior Secured Loan Fund I, LLC (6), (9)	8/10/2020	05/07/2029	Financial Services	12.29%	3M SOFR+ 800	237,650	237,650	237,650
Total First Lien Secured Debt							$237,650	$237,650
Equity Interests - 4.1% of Net Assets
PennantPark Senior Secured Loan Fund I LLC - Common Equity (6), (9)	6/16/2017		Financial Services	—	—	123,725	123,725	44,318
Total Equity Interests							$123,725	$44,318
Total Investments in Controlled, Affiliated Portfolio Companies							361,375	281,968
Total Investments - 258.1% of Net Assets (11), (13)							$2,819,393	$2,773,328
Cash and Cash Equivalents - 11.4% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market Fund)				4.11%			13,478	13,478
Blackrock Liq Fedfund Gov CL Inst (Money Market Fund)				4.02%			4,907	4,907
JPMorgan US Dollar Liquidity Inst (Money Market Fund)				4.10%			5,651	5,651
JPMorgan U.S. Government (Money Market Fund)				4.02%			6,132	6,132
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.18%			10,561	10,561
Non-Money Market Cash							81,955	81,959
Total Cash and Cash Equivalents							$122,684	$122,688
Total Investments and Cash Equivalents - 269.5% of Net Assets							$2,942,077	$2,896,016
Liabilities in Excess of Other Assets - (169.5)% of Net Assets								(1,821,500)
Net Assets - 100%								$1,074,516

d)d

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

September 30, 2025

(in thousands, except share data)

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
(9)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2025, qualifying assets represent 90% of our total assets and non-qualifying assets represent 10% of our total assets.
(10)
Non-accrual security
(11)
As of September 30, 2025, all investments are in U.S companies. Total cost, fair value, and percentage of Net Assets for the U.S. Companies were $2,819.4 million, $2,773.3 million, and 258.1%
(12)
Partial PIK non-accrual security
(13)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 186.1% (3), (4)
First Lien Secured Debt - 167.8% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	3M SOFR+610	1,579	1,559	1,579
A1 Garage Merger Sub, LLC - Unfunded Term Loan (9)	12/22/2028	Commercial Services & Supplies	—	—	453	—	7
A1 Garage Merger Sub, LLC (Revolver) (7), (9)	12/22/2028	Commercial Services & Supplies	—	—	748	—	—
ACP Avenu Buyer, LLC	10/02/2029	IT Services	10.58%	3M SOFR+525	14,121	13,905	13,662
ACP Avenu Buyer, LLC - Unfunded Term Loan (9)	04/02/2025	IT Services	—	—	5,621	—	(105)
ACP Avenu Buyer, LLC - Funded Revolver	10/02/2029	IT Services	9.85%	3M SOFR+525	847	847	819
ACP Avenu Buyer, LLC (Revolver) (7), (9)	10/02/2029	IT Services	—	—	2,960	—	(96)
ACP Falcon Buyer, LLC (Revolver) (7), (9)	08/01/2029	Professional Services	—	—	3,096	—	—
Ad.net Acquisition, LLC	05/07/2026	Media	10.93%	3M SOFR+626	4,838	4,808	4,838
Ad.net Acquisition, LLC - Funded Revolver	05/07/2026	Media	10.93%	3M SOFR+626	498	498	498
Ad.net Acquisition, LLC (Revolver) (7), (9)	05/07/2026	Media	—	—	747	—	—
Aechelon Technology, Inc.	08/16/2029	Aerospace and Defense	12.35%	3M SOFR+750	14,000	13,862	13,719
Aechelon Technology, Inc. - Unfunded Revolver (9)	08/16/2029	Aerospace and Defense	—	—	3,104	—	(62)
Aeronix, Inc.	12/18/2028	Aerospace and Defense	9.85%	3M SOFR+525	32,753	32,332	32,753
Aeronix, Inc. - (Revolver) (9)	12/18/2028	Aerospace and Defense	—	—	6,099	—	—
AFC Dell Holding Corp.	04/09/2027	Distributors	10.49%	3M SOFR+550	28,494	28,420	28,209
AFC Dell Holding Corp. - Unfunded Term Loan (9)	04/09/2027	Distributors	—	—	7,460	—	(75)
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/2025	Media	10.75%	3M SOFR+650	13,813	13,765	13,675
Anteriad, LLC (f/k/a MeritDirect, LLC)	06/30/2026	Media	10.50%	3M SOFR+590	13,005	12,845	13,005
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	06/30/2026	Media	10.50%	3M SOFR+590	2,098	2,085	2,097
Anteriad, LLC (f/k/a MeritDirect, LLC) - (Revolver) (9)	06/30/2026	Media	—	—	2,869	—	—
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	3M SOFR+590	12,597	12,486	12,408
Applied Technical Services, LLC - Unfunded Term Loan (9)	07/17/2025	Commercial Services & Supplies	—	—	3,990	—	(20)
Applied Technical Services, LLC (Revolver)	12/29/2026	Commercial Services & Supplies	12.75%	3M SOFR+475	1,441	1,441	1,420
Applied Technical Services, LLC (Revolver) (7),(9)	12/29/2026	Commercial Services & Supplies	—	—	852	—	(13)
Arcfield Acquisition Corp. (Revolver)	08/03/2029	Aerospace and Defense	11.56%	1M SOFR+625	5,951	5,869	5,921
Arcfield Acquisition Corp. (Revolver) (7),(9)	08/04/2028	Aerospace and Defense	—	—	1,379	—	(7)
Archer Lewis, LLC	08/28/2029	Healthcare Technology	10.83%	3M SOFR+575	21,700	21,485	21,266
Archer Lewis, LLC - Unfunded Term Loan A (9)	08/28/2025	Healthcare Technology	—	—	13,280	—	(133)
Archer Lewis, LLC - Unfunded Term Loan B (9)	08/28/2026	Healthcare Technology	—	—	21,267	—	(213)
Archer Lewis, LLC - Unfunded Revolver (9)	08/28/2029	Healthcare Technology	—	—	3,252	—	(65)
ARGANO, LLC	09/13/2029	Business Services	10.85%	3M SOFR+575	35,768	35,411	35,409
ARGANO, LLC - Unfunded Term Loan (9)	03/13/2025	Business Services	—	—	8,907	—	—
ARGANO, LLC – Unfunded Revolver (9)	09/13/2029	Business Services	—	—	1,421	—	—
Beacon Behavioral Support Service, LLC	06/21/2029	Healthcare Providers and Services	10.10%	3M SOFR+525	25,067	24,725	24,691
			(PIK 15.00%)
Beacon Behavioral Support Service, LLC - Unfunded Term Loan (9)	12/21/2025	Healthcare Providers and Services	—	—	7,565	—	(38)
Beacon Behavioral Support Service, LLC - Unfunded Revolver (9)	06/21/2029	Healthcare Providers and Services	—	—	2,434	—	(37)
Beta Plus Technologies, Inc.	07/01/2029	Internet Software and Services	10.35%	3M SOFR+575	19,806	19,212	19,212
Big Top Holdings, LLC	02/28/2030	Construction & Engineering	11.10%	1M SOFR+625	30,873	30,358	30,873
Big Top Holdings, LLC - (Revolver) (9)	02/28/2030	Construction & Engineering	—	—	4,479	—	—
BioDerm, Inc. (Revolver)	01/31/2028	Healthcare Equipment and Supplies	11.70%	1M SOFR+650	589	589	582
BioDerm, Inc. (Revolver) (7), (9)	01/31/2028	Healthcare Equipment and Supplies	—	—	482	—	(6)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distributors	10.90%	3M SOFR+640	8,206	8,143	8,064
Blackhawk Industrial Distribution, Inc. - Unfunded Term Loan (9)	09/17/2026	Distributors	—	—	1,893	—	(14)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distributors	11.04%	3M SOFR+640	874	874	859
Blackhawk Industrial Distribution, Inc. (9)	09/17/2026	Distributors	—	—	3,009	—	(51)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	3M SOFR+600	6,462	6,422	6,332
Broder Bros., Co.	12/04/2025	Textiles, Apparel and Luxury Goods	10.97%	3M SOFR+611	3,218	3,218	3,218
Burgess Point Purchaser Corporation	07/25/2029	Auto Components	10.20%	3M SOFR+535	14,962	14,219	14,075
By Light Professional IT Services, LLC	05/16/2025	High Tech Industries	12.18%	3M SOFR+698	46,992	46,893	46,992
By Light Professional IT Services, LLC (Revolver) (7), (9)	05/16/2025	High Tech Industries	—	—	5,831	—	—
Carisk Buyer, Inc.	12/01/2029	Healthcare Technology	10.35%	3M SOFR+575	5,473	5,397	5,390
Carisk Buyer, Inc. - Unfunded Term Loan (9)	12/01/2029	Healthcare Technology	—	—	4,813	—	(24)
Carisk Buyer, Inc. (Revolver) (7), (9)	12/01/2029	Healthcare Technology	—	—	1,750	—	(26)
Carnegie Dartlet, LLC	02/07/2030	Professional Services	10.35%	3M SOFR+550	29,850	29,410	29,402
Carnegie Dartlet, LLC - Unfunded Term Loan (9)	02/07/2026	Professional Services	—	—	16,214	—	(81)
Carnegie Dartlet, LLC - (Revolver) (9)	02/07/2030	Professional Services	—	—	5,405	—	(81)
Cartessa Aesthetics, LLC	06/14/2028	Distributors	10.35%	3M SOFR+575	12,944	12,802	12,943
Cartessa Aesthetics, LLC (Revolver) (7)	06/14/2028	Distributors	10.35%	1M SOFR+575	511	511	511
Cartessa Aesthetics, LLC (Revolver) (7), (9)	06/14/2028	Distributors	—	—	927	—	—
CF512, Inc.	08/20/2026	Media	11.21%	3M SOFR+619	5,919	5,888	5,830
CF512, Inc.(Revolver) (7), (9)	08/20/2026	Media	—	—	955	—	(14)
Compex Legal Services, Inc.	02/09/2026	Professional Services	10.88%	3M SOFR+555	8,833	8,814	8,833
Compex Legal Services, Inc. (Revolver)	02/07/2025	Professional Services	10.80%	3M SOFR+555	703	703	703
Compex Legal Services, Inc. (Revolver) (7), (9)	02/07/2025	Professional Services	—	—	703	—	—

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Smile Brands Inc.	10/12/2027	Healthcare and Pharmaceuticals	10.20%	1M SOFR+550	2,422	2,422	2,143
			(PIK 1.50%)
Smile Brands Inc. (Revolver)	10/12/2027	Healthcare and Pharmaceuticals	10.20%	1M SOFR+550	866	866	766
			(PIK 1.50%)
Smile Brands Inc. (Revolver) (7), (9)	10/12/2027	Healthcare and Pharmaceuticals	—	—	678	—	(78)
Smile Brands Inc. LC (Revolver) (7), (9)	10/12/2027	Healthcare and Pharmaceuticals	—	—	100	—	(12)
Solutionreach, Inc.	07/17/2025	Healthcare Technology	12.40%	3M SOFR+715	4,657	4,637	4,657
Solutionreach, Inc. (Revolver) (7), (9)	07/17/2025	Healthcare Technology	—	—	833	—	—
Spendmend Holdings LLC	03/01/2028	Healthcare Technology	10.78%	3M SOFR+565	2,253	2,232	2,253
Spendmend Holdings LLC - Unfunded Term Loan (9)	03/03/2025	Healthcare Technology	—	—	1,493	—	11
Spendmend Holdings LLC (Revolver)	03/01/2028	Healthcare Technology	10.25%	3M SOFR+565	357	357	357
Spendmend Holdings LLC (Revolver) (9)	03/01/2028	Healthcare Technology	—	—	535	—	—
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare Providers and Services	9.31%	1M SOFR+425	1,990	1,975	1,851
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	10.26%	3M SOFR+500	20,461	20,238	20,421
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC) (Revolver) (9)	08/16/2027	Aerospace and Defense	—	—	12,537	—	69
System Planning and Analysis, Inc. - Funded Revolver	08/16/2027	Aerospace and Defense	9.59%	3M SOFR+515	1,633	1,633	1,630
System Planning and Analysis, Inc. - (Revolver) (9)	08/16/2027	Aerospace and Defense	—	—	6,732	—	(13)
S101 Holdings, Inc.	12/29/2026	Electronic Equipment, Instruments, and Components	11.48%	3M SOFR+615	12,439	12,301	12,315
S101 Holdings, Inc. - Unfunded Term Loan 2 (9)	12/15/2024	Electronic Equipment, Instruments, and Components	—	—	9,036	—	—
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.83%	3M SOFR+650	6,965	6,857	6,895
TCG 3.0 Jogger Acquisitionco, Inc. - (Revolver) (9)	01/26/2029	Media	—	—	2,426	—	(24)
Team Services Group, LLC	12/20/2027	Healthcare Providers and Services	10.51%	3M SOFR+526	15,412	15,173	15,217
Teneo Holdings, LLC - Initial Term Loans	03/13/2031	Diversified Financial Services	9.60%	3M SOFR+475	6,965	6,895	6,987
The Bluebird Group LLC	07/28/2026	Professional Services	11.25%	3M SOFR+665	2,566	2,538	2,566
The Bluebird Group LLC (Revolver) (7), (9)	07/28/2026	Professional Services	—	—	862	—	—
The Vertex Companies, LLC (7)	08/30/2027	Construction & Engineering	10.95%	1M SOFR+610	3,377	3,333	3,356
The Vertex Companies, LLC (Revolver)	08/30/2027	Construction & Engineering	10.95%	1M SOFR+610	376	376	376
The Vertex Companies, LLC (Revolver) (7), (9)	08/30/2027	Construction & Engineering	—	—	535	—	(1)
TPC US Parent, LLC	11/24/2025	Food Products	10.98%	3M SOFR+565	11,888	11,808	11,888
TPCN Midco, LLC	06/26/2029	Diversified Consumer Services	10.35%	3M SOFR+575	8,878	8,749	8,665
TPCN Midco, LLC - Unfunded Term Loan (9)	06/26/2026	Diversified Consumer Services	—	—	13,113	—	(184)
TPCN Midco, LLC - Unfunded Revolver (9)	06/26/2029	Diversified Consumer Services	—	—	2,580	—	(62)
TransGo, LLC	12/29/2028	Auto Components	10.60%	3M SOFR+575	12,034	11,869	12,034
TransGo, LLC (Revolver) (7), (9)	12/29/2028	Auto Components	—	—	4,440	—	—
TWS Acquisition Corporation	06/16/2025	Diversified Consumer Services	11.33%	1M SOFR+640	2,508	2,502	2,508
TWS Acquisition Corporation (Revolver) (7), (9)	06/16/2025	Diversified Consumer Services	—	—	2,628	—	—
Tyto Athene, LLC	04/01/2028	IT Services	10.23%	1M SOFR+490	11,928	11,826	11,690
Urology Management Holdings, Inc.	06/15/2027	Healthcare Providers and Services	10.52%	3M SOFR+550	1,200	1,194	1,188
Urology Management Holdings, Inc. - Unfunded Term Loan (9)	09/03/2026	Healthcare Providers and Services	—	—	4,800	—	(24)
Walker Edison Furniture, LLC - Term Loan (11)	03/01/2029	Wholesale	—	—	5,441	5,026	490
Walker Edison Furniture Company, LLC - Unfunded Term Loan (11)	03/01/2029	Wholesale	—	—	83	—	(76)
Walker Edison Furniture Company, LLC - Funded Junior Revolver (11)	03/01/2029	Wholesale	—	—	1,667	1,667	1,667
Watchtower Intermediate, LLC	12/01/2029	Electronic Equipment, Instruments, and Components	10.60%	3M SOFR+600	9,055	8,929	8,964
Watchtower Intermediate, LLC - Unfunded Term Loan (9)	12/01/2025	Electronic Equipment, Instruments, and Components	—	—	2,100	—	3
Watchtower Intermediate, LLC (Revolver) (9)	12/01/2029	Electronic Equipment, Instruments, and Components	—	—	6,300	—	(63)
Wildcat Buyerco, Inc.	02/26/2027	Electronic Equipment, Instruments, and Components	10.60%	3M SOFR+575	12,592	12,498	12,592
Wildcat Buyerco, Inc. - Unfunded Term Loan (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	3,281	—	33
Wildcat Buyerco, Inc. (Revolver) (7), (9)	02/26/2027	Electronic Equipment, Instruments, and Components	—	—	534	—	—
Wrench Group, LLC	10/30/2028	Commercial Services & Supplies	8.87%	3M SOFR+426	3,483	3,475	3,480
Zips Car Wash, LLC	12/31/2024	Automobiles	12.46%	3M SOFR+740	13,252	13,227	12,656
Total First Lien Secured Debt						$1,488,717	$1,472,064
Subordinate Debt - 0.3% of Net Assets
Beacon Behavioral Holdings LLC	06/21/2030	Healthcare Providers and Services	15.00%	—	1,042	1,027	1,026
			(PIK 15.00%)
ORL Holdco, Inc. - Convertible Notes	03/08/2028	Consumer Finance	18.00%	—	13	13	9
ORL Holdco, Inc. - Unfunded Convertible Notes (9)	03/08/2028	Consumer Finance	—	—	13	—	(4)
Schlesinger Global, LLC - Promissory Note	01/08/2026	Professional Services	12.31%	3M SOFR+700	66	66	136
StoicLane, Inc. - Convertible Notes	08/15/2027	Healthcare Technology	12.00%	—	1,526	1,526	1,526
StoicLane, Inc. - Unfunded Convertible Notes (9)	08/15/2027	Healthcare Technology	—	—	1,526	—	—
Total Subordinate Debt						$2,632	$2,693
Preferred Equity - 2.1% of Net Assets (6)
Accounting Platform Blocker, Inc -. Preferred Equity		Professional Services	—	—	1,075,900	1,076	1,076
Ad.net Holdings, Inc.		Media	—	—	6,720	672	852
AFC Acquisitions, Inc. (Preferred) (8)		Distributors	—	—	854	1,314	1,400
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (7), (8)		Media	—	—	2,018	2,018	2,298
Cartessa Aesthetics, LLC (Preferred) (8)		Distributors	—	—	1,437,500	1,438	2,560
C5MI Holdco, LLC. - Preferred Equity (8)		IT Services	—	—	228,900	223	233

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
Common Equity/Warrants - 15.9% of Net Assets (6)
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Meadowlark Title, LLC (8)		Professional Services	—	—	819,231	806	—
Megawatt Acquisition Partners, LLC - Common A Equity		Electronic Equipment, Instruments, and Components	—	—	1,040	104	83
Municipal Emergency Services, Inc. (7)		Distributors	—	—	1,973,370	2,005	3,157
NEPRT Parent Holdings, LLC (Recteq, LLC) (7), (8)		Leisure Products	—	—	1,494	1,438	100
New Insight Holdings, Inc. - Common Equity		Business Services	—	—	158,348	2,771	2,771
New Medina Health, LLC (8)		Healthcare Providers and Services	—	—	2,672,646	2,673	4,171
NFS - CFP Holdings LLC		Commercial Services & Supplies	—	—	1,337,017	1,337	1,337
NORA Parent Holdings, LLC (8)		Healthcare Providers and Services	—	—	2,544	2,525	2,256
North Haven Saints Equity Holdings, LP (8)		Healthcare Technology	—	—	223,602	224	241
NXOF Holdings, Inc. (Tyto Athene, LLC) (7)		IT Services	—	—	37,561	496	—
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (7), (8)		Aerospace and Defense	—	—	173,638	1,736	1,761
OES Co-Invest, LP - Class A Common Equity		Diversified Consumer Services	—	—	1,560	1,574	1,739
OHCP V BC COI, L.P.		Distributors	—	—	1,158,239	1,158	738
OHCP V BC COI, L.P. (9)		Distributors	—	—	91,761	—	(33)
ORL Holdco, Inc		Consumer Finance	—	—	1,474	15	—
OSP Embedded Aggregator, LP		Aerospace and Defense	—	—	1,727,679	1,728	1,098
Output Services Group, Inc.		Business Services	—	—	80,170	642	701
PAR Excellence Holdings, Inc. - Common Equity		Healthcare Technology	—	—	1,902,200	1,902	1,902
PCS Parent, LP - Common Equity		Professional Services	—	—	423,247	423	444
PennantPark-TSO Senior Loan Fund, LP (7) (10)		Financial Services	—	—	11,167,847	11,168	9,186
Pink Lily Holdco, LLC (8)		Textiles, Apparel and Luxury Goods	—	—	1,735	1,735	—
Pragmatic Institute, LLC		Professional Services	—	—	610,583	611	—
Quad (U.S.) Co-Invest, L.P.		Professional Services	—	—	266,864	267	341
QuantiTech InvestCo LP (7), (8)		Aerospace and Defense	—	—	700	0	172
QuantiTech InvestCo LP (7), (8), (9)		Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (7), (8)		Aerospace and Defense	—	—	40	14	12
RFMG Parent, LP (Rancho Health MSO, Inc.) (7)		Healthcare Equipment and Supplies	—	—	1,050,000	1,050	1,309
Safe Haven Defense MidCo, LLC - Common Equity (8)		Building Products	—	—	596	596	648.00
SBI Holdings Investments LLC (Sales Benchmark Index LLC) (7)		Professional Services	—	—	64,634	646	716
Seaway Topco, LP		Chemicals, Plastics and Rubber	—	—	296	296	199
SP L2 Holdings, LLC (Ledge Lounger, Inc.)		Leisure Products	—	—	360,103	360	14
SSC Dominion Holdings, LLC - Class B (US Dominion, Inc.) (7)		Capital Equipment	—	—	12	12	1,385
StellPen Holdings, LLC (CF512, Inc.) (7)		Media	—	—	161,538	162	141
SV Aero Holdings, LLC (8)		Aerospace and Defense	—	—	61	535	1,157
TAC LifePort Holdings, LLC (7), (8)		Aerospace and Defense	—	—	533,833	502	815
TCG 3.0 Jogger Co-Invest, LP		Media	—	—	9,108	1,760	1,357
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8)		Media	—	—	221,296	103	335
Tower Arch Infolinks Media, LP (Infolinks Media Buyco, LLC) (8), (9)		Media	—	—	144,310	0	—
TPC Holding Company, LP (7)		Food Products	—	—	21,527	22	113
TPCN Holdings, LLC - Common Equity (8)		Diversified Consumer Services	—	—	1,053,200	1,053	864.00
TWD Parent Holdings, LLC (The Vertex Companies, LLC) (7)		Construction & Engineering	—	—	749	1	8
UniTek Global Services, Inc.(C)		Telecommunications	—	—	213,739	—	—
UniVista Insurance (7), (8)		Insurance	—	—	400	334	844
Urology Partners Co., L.P.		Healthcare Providers and Services	—	—	694,444	694	740
Walker Edison Holdco LLC		Healthcare Providers and Services	—	—	36,458	3,393	—
Watchtower Holdings, LLC (8)		Electronic Equipment, Instruments, and Components	—	—	12,419	1,242	1,292
WCP IvyRehab Coinvestment, LP (8)		Healthcare Providers and Services	—	—	208	208	221
WCP IvyRehab QP CF Feeder, LP (8)		Healthcare Providers and Services	—	—	3,754	3,793	3,987
WCP Ivyrehab QP CF Feeder, LP. - Unfunded (8), (9)		Healthcare Providers and Services	—	—	246	—	—
Wildcat Parent, LP (Wildcat Buyerco, Inc.) (7)		Electronic Equipment, Instruments, and Components	—	—	2,240	95	816
UniTek Global Services, Inc.(W)		Telecommunications	—	—	23,889	—	—
Kentucky Racing Holdco, LLC (Warrants) (8)		Hotels, Restaurants and Leisure	—	—	87,345	—	927
Total Common Equity/Warrants						$115,289	$139,207
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$1,622,669	$1,632,269
Investments in Controlled, Affiliated Portfolio Companies - 40.0% of Net Assets (3), (4)
First Lien Secured Debt - 31.3% of Net Assets
Marketplace Events, LLC - Super Priority First Lien Term Loan (7)	09/30/2025	Media: Diversified and Production	10.26%	3M SOFR+540	10,213	10,213	10,213
Marketplace Events, LLC - Super Priority First Lien (7)	09/30/2025	Media: Diversified and Production	—	—	3,122	—	—
Marketplace Events, LLC	09/30/2026	Media: Diversified and Production	10.26%	3M SOFR+540	26,771	22,558	26,771
PennantPark Senior Secured Loan Fund I LLC (7), (10)	05/06/2029	Financial Services	13.28%	3M SOFR+800	237,650	237,650	237,650
Total First Lien Secured Debt						$270,421	$274,634
Equity Interests - 8.7% of Net Assets
New MPE Holdings, LLC - Common Equity (8)		Media: Diversified and Production	—	—	349	—	20,123
PennantPark Senior Secured Loan Fund I LLC (7), (10)		Financial Services	—	—	101,850	101,850	56,478
Total Equity Interests						$101,850	$76,601
Total Investments in Controlled, Affiliated Portfolio Companies						372,271	351,235
Total Investments - 226.1% of Net Assets (12), (13)						$1,994,940	$1,983,504
Cash and Cash Equivalents - 12.8% of Net Assets
BlackRock Federal FD Institutional 81 (Money Market)			5.03%			22,211	22,211
Non-Money Market Cash						89,835	89,839
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2024

(in thousands, except share data)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par / Shares	Cost	Fair Value (2)
Total Cash and Cash Equivalents						112,046	112,050
Total Investments and Cash Equivalents - 238.9% of Net Assets						$2,106,986	$2,095,554
Liabilities in Excess of Other Assets - (138.9)% of Net Assets							(1,218,260)
Net Assets - 100%							$877,294

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
(2)
Valued based on our accounting policy (See Note 2). The value of all securities was determined using significant unobservable inputs. (See Note 5)
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
(5)
Partial non-accrual PIK securities
(6)
Non-income producing securities.
(7)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or 2) securing the 2036-R Asset-Backed Debt and held through PennantPark CLO I, Ltd.; or 3) 2036 Asset-Backed Debt and held through PennantPark CLO VIII, Ltd
(8)
Investment is held through our Taxable Subsidiary.
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
(11)
Non-accrual security
(12)
All investments are in US Companies unless noted otherwise. Total cost, fair value, and percentage of Net Assets for the U.S. Companies were $1,994.9 million, $1,983.5 million, and 226.1%
(13)
All of our investments are not registered under the 1933Act and have restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Funding I, our wholly-owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in May 2011. We formed Funding I in order to establish the Credit Facility. The Investment Adviser serves as the collateral manager to Funding I and has irrevocably directed that the management fee owed with respect to such services is to be paid to us so long as the Investment Adviser remains the collateral manager. This arrangement does not increase our consolidated management fee. The Credit Facility allows Funding I to borrow up to $718 million at SOFR (or an alternative risk-free floating interest rate index) plus 200 basis points during the revolving period. The Credit Facility is secured by all of the assets held by Funding I. See Note 11.

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

In February 2025, the 2037 Securitization Issuer completed a $474.6 million term debt securitization (the "2037 Debt Securitization"). The Company retained $85.1 million of subordinated notes and $28.5 million of BBB-(sf) Class D Notes of the debt securitization issued by the 2037 Securitization Issuer. The 2037 Asset-Backed Debt is secured by a diversified portfolio of the 2037-Securitization Issuer consisting primarily of middle market loans and participation interests in middle market loans. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037. See Note 11.

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

SEPTEMBER 30, 2025

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

In April 2021, we formed PennantPark-TSO Senior Loan Fund LP, ("PTSF") , an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $81.4 million in investments to a wholly-owned subsidiary of PTSF in exchange for cash in the amount of $69.5 million and an $11.9 million equity interest in PTSF representing 23.08% of the total outstanding Class A Units of PTSF. We recognized $0.4 million of realized gain upon the formation of PTSF. As of September 30, 2021, our capital commitment of $15.3 million was fully funded and we held 23.08% of the total outstanding Class A Units of PTSF and a 4.99% voting interest in the general partner which manages PTSF.

In August 2025, in connection with the winding down of PTSF, an unconsolidated limited partnership, the Company acquired a portfolio of approximately $250 million of assets, including from TSO Puma SPV, LLC, an affiliate of Towerbrook Capital Partners. This portfolio includes assets with which the Company's Investment Adviser is familiar. The average spread and credit statistics are generally in-line with PFLT's existing portfolio. The Company acquired these assets at their most recent fair market value. As of August 27, 2025, PFLT was the only remaining partner in PTSF, and as a result the entity became a wholly-owned consolidated subsidiary as of that date.

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

On August 8, 2025, we and a fund managed by Hamilton Lane ("HL") formed PennantPark Senior Secured Loan Fund II LLC ("PSSL II") an unconsolidated joint venture. PSSL II is expected to invest primarily in middle market loans and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. See Note 4.

In July 2024, the Company established a $500.0 million ATM Program and terminated the existing $250.0 million ATM Program, each an at the market offering program, or "ATM Program", and together "ATM Programs".

During the years ended September 30, 2025, and 2024 we issued 21,638,000 shares and 18,845,194 shares of our Common Stock, respectively, under ATM Programs at a weighted-average price of $11.34 and $11.35 per share, respectively, raising $244.8 million and $213.3 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $0.3 million and $0.8 million, respectively, of legal and other offering costs associated with establishing the ATM Programs. As of September 30, 2025, and 2024, we had $192.2 million and $437.3 million available under the respective ATM Programs.

Since inception of the ATM Programs through September 30, 2025, we issued 49,486,081 shares of our Common Stock under the ATM Programs at a weighted-average price of $11.27, raising $557.6 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $1.5 million of legal and other offering costs associated with establishing the ATM Programs.

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

SEPTEMBER 30, 2025

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
(4)
The audit committee of our board of directors reviews the valuations of our Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and
(5)
Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2025, we had three portfolio companies on non-accrual, representing 0.4% and 0.2% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2024, we had two portfolio companies on non-accrual, representing 0.4% and 0.2% percent of our overall portfolio on a cost and fair value basis, respectively.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a federal tax, or we may incur taxes through our taxable subsidiaries, including the Taxable Subsidiary. For the years ended September 30, 2025, 2024 ,and 2023, we recorded a provision for taxes on net investment income of $0.9 million, $1.1 million and $1.0 million, respectively, pertaining to federal excise tax.

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

For the year ended September 30, 2025, the Company recognized a provision for taxes of $(0.2) million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. For the year ended September 30, 2024, the Company recognized a provision for taxes of $0.1 million on unrealized appreciation (depreciation) on investments by the Taxable Subsidiary. The provision for taxes on unrealized appreciation on investments is the result of netting (i) the expected tax liability on gains from sales of investments and (ii) the expected tax benefit from the use of losses in the current year. As of September 30, 2025 and 2024, $1.9 million and $1.7 million, respectively, was accrued as a deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gain on investments held by the Taxable Subsidiary. As of September 30, 2025 and 2024, the Company recognized a provision for taxes on realized gain on investments held by the Taxable Subsidiary of $0.1 million and $0.1 million, respectively.

During the year ended September 30, 2025, 2024 and 2023 the Company paid zero, zero, and zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of zero as of September 30, 2025 is included under accrued other expenses in the consolidated statement of assets and liabilities.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements of assets and liabilities to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

On July 17, 2024, we entered into the 2024 Equity Distribution Agreements with Citizens JMP Securities, LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. as the sales agents (collectively the "Sales Agents" and each a "Sales Agent") in connection with the sale of our shares of common stock, with an aggregate offering price of up to $500 million under an at-the-market offering program the 2024 ATM Program. The 2024 Equity Distribution Agreements provide that we may offer and sell shares of our common stock from time to time through the Sales Agents in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. The Investment Adviser may, from time to time, in its sole discretion, pay some or all of the commissions payable under the 2024 Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of our common stock in connection with all of the 2024 ATM Program offerings, net of any commissions of the Sale Agents, will not be less than our then current NAV per share. Any such payments made by the Investment Adviser will not be subject to reimbursement by us. In connection with the entry into the 2024 Equity Distribution Agreements, the Company terminated the equity distribution agreements with each of Citizens JMP Securities LLC, Raymond James & Associates, Inc. and Truist Securities, Inc. in connection with the prior ATM Program.

During the years ended September 30, 2025, and 2024 we issued 21,638,000 shares and 18,845,194 shares of our Common Stock, respectively, under ATM Programs at a weighted-average price of $11.34 and $11.35 per share, respectively, raising $244.8 million and $213.3 million of net proceeds after commissions to the sales agents and inclusive of proceeds from the Investment Adviser to ensure that all shares were sold at or above NAV. We incurred $0.3 million and $0.8 million, respectively, of legal and other offering costs associated with establishing the ATM Programs. As of September 30, 2025, and 2024, we had $192.2 million and $437.3 million available under the respective ATM Programs.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Floating Rate Capital Ltd. will generally not consolidate its investment in a company other than an investment company wholly-owned subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our taxable subsidiaries, including the Taxable Subsidiary, Funding I, 2036 Securitization Issuer, 2036-R Securitization Issuers, 2037 Securitization Issuer, PTSF and PTSF's GP (effective August 27, 2025; see Note 1) in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSSL, PTSF (prior to August 27, 2025) or PTSF's GP (prior to August 27, 2025). See further description of our investment in PSSL in Note 4.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

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

(h) Segment Reporting

In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 14 for additional information on the Company’s segment accounting policies.

(i) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company adopted ASU 2020-04, the effect of which was not material to the consolidated financial statements and the notes thereto. re

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has adopted the new accounting standard, the effect of which was not material to the consolidated financial statements and the notes thereto.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities' segment disclosure by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosure of a reportable segment's profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning December 15, 2024, and should be applied on a retrospective basis to all periods presented, noting early adoption is permitted. The Company has adopted ASU 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See Note 14 for more information on the effects of the adoption of ASU 2023-07.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2025, 2024, and 2023, the Company recorded a base management fee expense of $23.3 million, $14.9 million, and $11.4 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.9167% in any calendar quarter (11.67% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.9167% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2025, 2024, and 2023, the Company recorded incentive fees on net investment income of earned $26.0 million, $18.1 million, and $16.9 million, respectively.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2025, 2024, and 2023, the Company did not record an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. The incentive fee accrued for but, not payable, under GAAP on our unrealized and realized capital gains for the years ended September 30, 2025, 2024, and 2023 was zero, respectively.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of the directors who are not interested persons of us, in May 2025. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2025, 2024, and 2023, we recorded administrative expenses of $2.1 million, $1.5 million, and $0.6 million, respectively, which are included in administrative services expenses on the consolidated statements of operations. For the years ended September 30, 2025 and 2024 we had a balance of $0.3 million and $0.6 related to administration services included in Accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

Under the Administration Agreement the Administrator may be reimbursed by the Company for the costs and expenses to be borne by the Company set forth above to include the costs and expenses allocable with respect to the provision of in-house legal, tax, or other professional advice and/or services to the Company,including performing due diligence on its prospective portfolio companies as deemed appropriate by the Administrator, where such in-house personnel perform services that would be paid by the Company if outside service providers provided the same services, subject to the Board's oversight.

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

During the years ended September 30, 2025, 2024, and 2023, the Company made no purchases from and sold no investments to an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Net realized losses on those sales for the same periods amounted to zero, zero, and zero, respectively.

For the years ended September 30, 2025, 2024, and 2023, we sold $379.7 million, $253.6 million, and $158.2 million of investments, respectively, in investments to PSSL at fair value and recognized $(0.2) million, less than $0.1 million, and $(0.2) million of net realized gains (loss) for the same periods, respectively.

For the year ended September 30, 2025 the Company acquired a portfolio of approximately $250 million of assets, including from TSO Puma SPV, LLC, an affiliate of Towerbrook Capital Partners in connection with the winding down of PTSF, an unconsolidated limited partnership. The Company acquired these assets at their most recent fair market value. As of August 27, 2025, PFLT was the only remaining partner in PTSF, and as a result the entity became a wholly-owned consolidated subsidiary as of that date. For the year ended 2025 and 2024, we sold no investments to PTSF.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

As of September 30, 2025 and 2024, the Company had payable to PSSL and the Investment Adviser of $0.7 million and zero, respectively, presented as a Due to Affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSSL and the Investment Adviser from the Company in connection with trades between the funds and wind down of PTSF.

As of September 30, 2025 and 2024, the Company had a receivable from the Administrator of $0.3 million and $0.3 million, respectively, presented as Due from affiliate on the consolidated statements of assets and liabilities. This amount relates to agency fees collected on behalf of the Company.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2025, 2024, and 2023 totaled $1,746.6 million, $1,411.2 million, and $325.8 million, respectively. Sales and repayments of investments for the same years totaled $925.7 million, $514.1 million, and $399.1 million, respectively.

Investments and cash and cash equivalents consisted of the following (in thousands):

	September 30, 2025		September 30, 2024
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$2,289,071	$2,275,982	$1,521,496	$1,509,048
First lien in PSSL	237,650	237,650	237,650	237,650
Second Lien	995	995	—	—
Subordinated Debt	17,387	17,986	2,632	2,693
Equity	150,565	196,397	131,312	177,635
Equity interests in PSSL	123,725	44,318	101,850	56,478
Total investments	2,819,393	2,773,328	1,994,940	1,983,504
Cash and cash equivalents	122,684	122,688	112,046	112,050
Total investments and cash and cash equivalents	$2,942,077	$2,896,016	$2,106,986	$2,095,554

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2025 (1)				September 30, 2024 (1)
	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage	Cost	Fair Value	Fair Value Percentage	Net asset value Percentage
Professional Services	$252,226	$248,621	10%	23%	$141,651	$138,183	8%	16%
Aerospace and Defense	222,607	236,703	10%	22%	122,683	124,433	7%	14%
Healthcare Providers and Services	195,695	199,549	8%	19%	110,125	107,683	6%	12%
Business Services	171,987	169,086	7%	16%	54,229	53,510	3%	6%
Media	169,182	169,013	7%	16%	77,787	77,895	5%	9%
IT Services	123,257	125,392	5%	12%	101,336	102,781	6%	12%
Diversified Consumer Services	121,706	120,861	5%	11%	86,409	85,526	5%	10%
Construction & Engineering	106,806	110,299	4%	10%	72,925	74,294	4%	8%
Healthcare Technology	103,230	105,500	4%	10%	78,061	79,142	5%	9%
Personal Products	99,851	99,069	4%	9%	96,231	100,812	6%	11%
Leisure Products	97,385	95,499	4%	9%	76,093	74,296	4%	8%
Distributors	84,194	88,795	4%	8%	71,230	72,818	4%	8%
Commercial Services & Supplies	70,373	73,060	3%	7%	67,197	68,146	4%	8%
All Other	73,604	62,335	0%	6%	130,475	119,515	8%	14%
High Tech Industries	41,135	56,769	2%	5%	47,696	65,780	4%	7%
Manufacturing/Basic Industry	56,192	56,192	2%	5%	—	—	0%	0%
Electronic Equipment, Instruments, and Components	43,733	44,241	2%	4%	71,102	71,428	4%	8%
Internet Software and Services	39,660	40,012	2%	4%	21,222	21,223	1%	2%
Healthcare, Education and Childcare	36,349	36,530	1%	3%	25,265	25,534	2%	3%
Automobiles	34,935	34,207	1%	3%	13,293	12,704	1%	1%
Auto Components	31,104	32,224	1%	3%	28,834	29,915	2%	3%
Healthcare Equipment and Supplies	29,575	31,850	1%	3%	14,266	14,972	1%	2%
Government Services	28,870	29,837	1%	3%	—	—	0%	0%
Consumer Services	28,840	28,878	1%	3%	16,747	13,567	1%	2%
Independent Power and Renewable Electricity Producers	20,028	21,134	1%	2%	—	—	0%	0%
Building Products	20,322	19,964	1%	2%	13,959	14,046	1%	2%
Marketing Services	19,307	19,365	1%	2%	15,854	15,854	1%	2%
Software	17,716	17,453	1%	2%	2,583	3,016	0%	0%
Capital Equipment	13,571	15,106	1%	1%	17,839	18,959	1%	2%
Gaming	14,852	14,974	1%	2%	—	—	0%	0%
Metals and Mining	14,437	14,447	1%	1%	11,388	11,492	1%	1%
Air Freight and Logistics	14,122	13,785	1%	1%	8,333	8,426	0%	1%
Consulting Services	12,769	12,761	1%	1%	—	—	0%	0%
Food Products	12,681	12,602	1%	1%	12,239	12,663	1%	1%
Event Services	12,215	12,592	1%	1%	—	—	0%	0%
Media: Diversified and Production	12,478	11,534	0%	1%	40,987	63,417	4%	7%
Consumer products	11,024	11,121	0%	1%	7,401	7,346	0%	1%
Total	$2,458,018	$2,491,360	100%	232%	$1,655,440	$1,689,376	100%	190%

(1)
Excludes investments in PSSL.

PennantPark Senior Secured Loan Fund I LLC

In May 2017, we and Kemper formed PSSL, an unconsolidated joint venture. PSSL invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL was formed as a Delaware limited liability company. As of September 30, 2025 and September 30, 2024, PSSL had total assets of $1,153.7 million and $988.1 million, respectively, and its investment portfolio consisted of investments in 117 and 109 portfolio companies, respectively. As of September 30, 2025, at fair value, the largest investment in a single portfolio company in PSSL was $20.9 million and the five largest investments totaled $99.3 million. As of September 30, 2024, at fair value, the largest investment in a single portfolio company in PSSL was $21.3 million and the five largest investments totaled $97.3 million. PSSL invests in portfolio companies in the same industries in which we may directly invest.

We and Kemper provide capital to PSSL in the form of first lien secured debt and equity interests. As of September 30, 2025 and September 30, 2024, we and Kemper owned 87.5% and 12.5%, respectively, of each of the outstanding first lien secured debt and equity interests. As of the same dates, our investment in PSSL consisted of first lien secured debt of $237.7 million (zero remaining unfunded) and $237.7 million (zero remaining unfunded), respectively, and equity interests of $123.7 million ($65.6 million remaining unfunded) and $101.9 million (zero remaining unfunded), respectively.

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

SEPTEMBER 30, 2025

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

In April 2025, PSSL through its wholly-owned and consolidated subsidiary, PennantPark CLO 12, LLC closed a four year reinvestment period, twelve-year final maturity $301 million debt securitization in the form of a collateralized loan obligation or the "2037 Asset-Backed Debt." The debt in this securitization is structured in the following manner: (i) $30.0 million of Class A-1 Loans, which bear interest at three-month SOFR plus 1.45%, (ii) $141.0 million of Class A-1 Notes,which bear interest at three-month SOFR plus 1.45%, (iii) $12.0 million of Class A-2 Notes, which bear interest at a three-month SOFR plus 1.60%, (iv) $21.0 million of Class B notes, which bears interest at three-month SOFR plus 1.85%, (v) $24.0 million of Class C notes, which bears interest at three-month SOFR plus 2.30%, (vi)$18.0 million Class D notes, which bears interest at three-month SOFR plus 3.30%, (vii) $55.0 million of subordinated notes. PSSL will continue to retain all of the subordinated notes through a consolidated subsidiary. The reinvestment period for the term debt securitization ends in April 2029 and the debt is scheduled to mature in April 2037. The proceeds from the debt repaid a portion of PSSL's secured revolving credit facility.

Below is a summary of PSSL’s portfolio at fair value ($ in thousands):

	September 30, 2025	September 30, 2024
Total investments	$1,084,649	$913,281
Weighted average cost yield on income producing investments	10.1%	11.4%
Number of portfolio companies in PSSL	117	109
Largest portfolio company investment	$20,901	$21,274
Total of five largest portfolio company investments	$99,270	$97,292

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Below is a listing of PSSL’s individual investments as of September 30, 2025 (par and $ in thousands):

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 2,106.3% of Net Assets
ACP Avenu Buyer, LLC	10/6/2023	10/2/2029	Business Services	9.29%	SOFR+500	14,825	$14,649	$14,677
ACP Falcon Buyer, Inc.	8/22/2023	8/1/2029	Business Services	9.79%	SOFR+550	18,573	18,304	18,759
Ad.net Acquisition, LLC	5/24/2021	5/7/2026	Media	10.26%	SOFR+626	11,610	11,566	11,610
Aechelon Technology, Inc.	4/10/2025	8/16/2029	Aerospace and Defense	9.91%	SOFR+575	11,640	11,640	11,640
AFC-Dell Holding Corp.	12/23/2024	4/9/2027	Distributors	9.83%	SOFR+550	7,608	7,576	7,570
Aphix Buyer, Inc.	9/3/2025	7/17/2031	Business Services	8.91%	SOFR+475	9,000	8,951	8,955
Alpine Acquisition Corp II (4)	10/11/2022	11/30/2026	Containers and Packaging			13,154	13,012	6,840
Anteriad, LLC (f/k/a MeritDirect, LLC)	4/10/2025	6/30/2026	Media: Advertising, Printing & Publishing	9.90%	SOFR+575	4,434	4,357	4,434
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	4/11/2023	6/30/2026	Media: Advertising, Printing & Publishing	9.90%	SOFR+575	4,375	4,360	4,375
Arcfield Acquisition Corp.	11/11/2024	10/28/2031	Aerospace and Defense	9.31%	SOFR+500	5,955	5,946	5,925
Archer Lewis, LLC	11/22/2024	8/28/2029	Commercial Services & Supplies	9.75%	SOFR+575	9,900	9,821	9,900
Argano, LLC	1/9/2025	9/13/2029	Business Services	9.89%	SOFR+575	9,900	9,819	9,752
Azureon, LLC (F/K/A Tpcn Midco, LLC)	4/10/2025	6/26/2029	Diversified Consumer Services	9.75%	SOFR+575	4,975	4,865	4,831
Beacon Behavioral Support Services, LLC	10/9/2024	6/21/2029	Healthcare and Pharmaceuticals	9.50%	SOFR+550	17,748	17,549	17,748
Best Practice Associates, LLC	4/10/2025	11/8/2029	Aerospace and Defense	10.91%	SOFR+675	14,925	14,792	14,813
Beta Plus Technologies, Inc.	7/21/2022	7/2/2029	Business Services	9.75%	SOFR+575	4,850	4,794	4,802
Big Top Holdings, LLC	6/26/2024	3/1/2030	Business Services	9.25%	SOFR+525	14,671	14,458	14,671
BioDerm, Inc.	2/28/2023	1/31/2028	Healthcare and Pharmaceuticals	10.77%	SOFR+650	8,798	8,730	8,688
Blackhawk Industrial Distribution, Inc.	6/30/2022	9/17/2026	Distributors	9.40%	SOFR+540	14,816	14,714	14,557
BLC Holding Company, Inc.	4/10/2025	11/20/2030	Business Services	8.50%	SOFR+450	4,975	4,952	4,975
Boss Industries, LLC	4/10/2025	12/27/2030	Independent Power and Renewable Electricity Producers	9.00%	SOFR+500	4,975	4,904	4,975
Burgess Point Purchaser Corporation	10/3/2022	7/25/2029	Automotive	9.51%	SOFR+535	438	416	378
By Light Professional IT Services, LLC	8/28/2025	7/15/2031	High Tech Industries	9.66%	SOFR+550	5,000	5,000	4,963
C5MI Acquisition, LLC	3/7/2025	7/31/2029	IT Services	10.00%	SOFR+600	14,850	14,670	14,850
Capital Construction, LLC	8/28/2025	10/22/2026	Consumer Services	9.89%	SOFR+590	4,263	4,236	4,220
Carisk Buyer, Inc.	10/16/2024	12/3/2029	Healthcare Technology	9.00%	SOFR+500	9,925	9,863	9,925
Carnegie Dartlet, LLC	4/11/2025	2/7/2030	Media: Advertising, Printing & Publishing	9.66%	SOFR+550	15,090	14,897	14,939
Cartessa Aesthetics, LLC	4/11/2023	6/14/2028	Distributors	10.00%	SOFR+600	9,441	9,359	9,441
Case Works, LLC	4/10/2025	10/1/2029	Professional Services	9.25%	SOFR+525	14,887	14,783	14,218
CF512, Inc.	12/27/2021	8/20/2026	Media	10.36%	SOFR+619	6,483	6,447	6,418
Commercial Fire Protection Holdings, LLC	11/26/2024	9/23/2030	Commercial Services & Supplies	8.50%	SOFR+450	19,837	19,746	19,837
Confluent Health, LLC	1/12/2024	11/30/2028	Healthcare and Pharmaceuticals	11.66%	SOFR+750	6,637	6,479	6,206
CJX Borrower, LLC	7/29/2021	7/13/2027	Media	10.08%	SOFR+576	3,735	3,708	3,735
Crane 1 Services, Inc.	4/11/2023	8/16/2027	Commercial Services & Supplies	10.03%	SOFR+586	2,046	2,034	2,031
DRI Holding Inc.	9/15/2022	12/21/2028	Media	9.51%	SOFR+535	2,574	2,429	2,522
DRS Holdings III, Inc.	1/27/2021	11/3/2025	Consumer Goods: Durable	9.41%	SOFR+525	4,487	4,487	4,532
Duggal Acquisition, LLC	4/10/2025	9/30/2030	Marketing Services	8.75%	SOFR+475	4,950	4,909	4,950
Dynata, LLC - First Out Term Loan (5)	7/15/2024	7/17/2028	Diversified Consumer Services	9.46%	SOFR+526	1,347	1,273	1,341
Dynata, LLC - Last Out Term Loan	7/15/2024	10/16/2028	Diversified Consumer Services	9.96%	SOFR+576	8,354	8,354	6,802
EDS Buyer, LLC	4/11/2023	1/10/2029	Electronic Equipment, Instruments, and Components	8.75%	SOFR+475	8,776	8,694	8,797
Emergency Care Partners, LLC	11/11/2024	10/18/2027	Healthcare Providers and Services	9.00%	SOFR+500	5,940	5,911	5,940
Exigo Intermediate II, LLC	11/21/2022	3/15/2027	Software	10.51%	SOFR+635	12,416	12,335	12,416
ETE Intermediate II, LLC	6/12/2023	5/29/2029	Diversified Consumer Services	9.16%	SOFR+500	12,124	11,950	12,124
EvAL Home Care Solutions Intermediate, LLC	7/10/2024	5/10/2030	Healthcare and Pharmaceuticals	9.91%	SOFR+575	8,822	8,704	8,822
GGG MIDCO, LLC	4/10/2025	9/27/2030	Diversified Consumer Services	9.00%	SOFR+500	19,573	19,491	19,573
Global Holdings InterCo, LLC	6/8/2021	3/16/2026	Diversified Financial Services	9.74%	SOFR+560	3,505	3,503	3,505
Graffiti Buyer, Inc.	3/15/2022	8/10/2027	Trading Companies & Distributors	9.80%	SOFR+560	3,685	3,660	3,611
Halo Buyer, Inc.	5/22/2025	8/7/2029	Consumer Products	10.16%	SOFR+600	6,468	6,344	6,468
Hancock Roofing And Construction, LLC	1/27/2021	12/31/2026	Insurance	9.60%	SOFR+550	2,112	2,100	2,091
Harris & Co, LLC	11/26/2024	8/9/2030	Professional Services	9.16%	SOFR+500	19,800	19,650	19,627
HEC Purchaser Corp.	4/10/2025	6/17/2029	Healthcare and Pharmaceuticals	8.87%	SOFR+500	3,606	3,572	3,606
Hills Distribution, Inc.	5/3/2024	11/8/2029	Business Services	10.32%	SOFR+600	8,867	8,761	8,867
HW Holdco, LLC	4/11/2023	5/11/2026	Media	9.90%	SOFR+590	3,441	3,431	3,441
Imagine Acquisitionco, Inc.	3/15/2022	11/15/2027	Software	9.29%	SOFR+510	9,060	8,961	9,060
Infinity Home Services Holdco, Inc.	4/11/2023	12/28/2028	Commercial Services & Supplies	10.16%	SOFR+600	5,968	5,891	5,968
Inovex Information Systems Incorporated	3/3/2025	12/17/2030	Software	9.25%	SOFR+525	8,143	8,087	8,143
Inventus Power, Inc.	7/11/2023	1/15/2026	Consumer Goods: Durable	11.78%	SOFR+761	8,081	8,062	8,081
Kinetic Purchaser, LLC	11/30/2021	11/10/2027	Personal Products	10.15%	SOFR+615	13,492	13,344	11,468
Lash OpCo, LLC	10/14/2021	2/18/2027	Personal Products	12.16%	SOFR+785	15,508	15,400	15,120
LAV Gear Holdings, Inc. - Takeback TL (5)	7/31/2025	7/31/2029	Capital Equipment	10.10%	SOFR+594	7,612	7,612	7,612
LAV Gear Holdings, Inc. - Priority TL (5)	7/31/2025	7/31/2029	Capital Equipment	10.10%	SOFR+594	2,409	2,381	2,967
Lightspeed Buyer, Inc.	1/27/2021	2/3/2027	Healthcare Providers and Services	8.75%	SOFR+475	16,232	16,187	16,232
LJ Avalon Holdings, LLC	4/11/2023	2/1/2030	Environmental Industries	8.77%	SOFR+450	2,533	2,497	2,533
Loving Tan Intermediate II, Inc.	10/25/2023	5/31/2028	Personal Products	9.00%	SOFR+500	12,279	12,164	12,279
Lucky Bucks, LLC - First-Out Term Loan (5)	12/1/2023	10/2/2028	Hotel, Gaming and Leisure	11.66%	SOFR+765	256	256	238
Lucky Bucks, LLC - Last-Out Term Loan	5/20/2024	10/2/2029	Hotel, Gaming and Leisure	11.66%	SOFR+765	529	529	426
MAG DS Corp.	9/27/2023	4/1/2027	Aerospace and Defense	9.60%	SOFR+560	2,193	2,146	2,184
Marketplace Events Acquisition, LLC	1/13/2025	12/19/2030	Media	9.12%	SOFR+525	16,915	16,769	16,915
MBS Holdings, Inc.	6/8/2021	4/16/2027	Internet Software and Services	9.30%	SOFR+510	8,244	8,186	8,244
MDI Buyer, Inc.	4/11/2023	7/25/2028	Chemicals, Plastics and Rubber	8.95%	SOFR+475	6,251	6,181	6,251
Meadowlark Acquirer, LLC	1/29/2022	12/10/2027	Professional Services	9.65%	SOFR+565	2,323	2,303	2,323
Medina Health, LLC	11/6/2023	10/20/2028	Healthcare and Pharmaceuticals	10.25%	SOFR+625	18,833	18,613	18,927

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
Megawatt Acquisitionco, Inc.	4/29/2024	3/1/2030	Electronic Equipment, Instruments, and Components	9.25%	SOFR+525	15,514	15,338	14,769
MOREgroup Holdings, Inc.	3/22/2024	1/16/2030	Business Services	9.25%	SOFR+525	12,935	12,788	12,935
Municipal Emergency Services, Inc.	4/11/2023	10/1/2027	Distributors	9.15%	SOFR+515	3,360	3,332	3,360
NBH Group, LLC	8/25/2021	8/19/2026	Healthcare, Education & Childcare	10.12%	SOFR+585	10,352	10,304	10,352
NORA Acquisition, LLC	10/2/2023	8/31/2029	Healthcare Providers and Services	10.35%	SOFR+635	21,059	20,761	20,901
Omnia Exterior Solutions, LLC	11/1/2024	12/31/2029	Diversified Consumer Services	9.26%	SOFR+525	16,958	16,824	16,619
One Stop Mailing, LLC	7/8/2021	5/7/2027	Air Freight and Logistics	10.53%	SOFR+636	15,484	15,358	15,484
ORL Acquisition, Inc. (5)	5/22/2025	9/3/2027	Consumer Finance	13.70%	SOFR+940	2,231	2,220	1,975
OSP Embedded Purchaser, LLC	11/19/2024	12/17/2029	Aerospace and Defense	9.76%	SOFR+575	14,900	14,695	14,691
Output Services Group, Inc. - First-Out Term Loan	12/1/2023	11/30/2028	Business Services	12.71%	SOFR+843	821	821	821
Output Services Group, Inc. - Last-Out Term Loan	12/1/2023	5/30/2028	Business Services	10.96%	SOFR+668	1,667	1,667	1,667
PCS MIDCO, Inc.	4/10/2025	3/1/2030	Diversified Consumer Services	9.75%	SOFR+575	3,833	3,787	3,833
Pacific Purchaser, LLC	1/12/2024	10/2/2028	Business Services	10.42%	SOFR+625	11,818	11,669	11,770
PAR Excellence Holdings, Inc.	10/16/24	9/3/2030	Healthcare Technology	9.17%	SOFR+500	10,933	10,836	10,741
Paving Lessor Corp. First Lien -Term Loan	8/28/2025	7/1/2031	Business Services	9.25%	SOFR+525	9,963	9,896	9,888
Penta Group Holdings, Inc.	9/8/2025	7/31/2031	Professional Services	8.81%	SOFR+450	5,000	4,979	4,975
Pink Lily Holdco, LLC (5),(7)	11/30/2021	11/9/2027	Textiles, Apparel and Luxury Goods	4.35%	—	8,359	8,323	3,343
Pragmatic Institute, LLC	3/28/2025	3/28/2030	Education	9.50%	SOFR+550	4,200	4,200	3,045
Project Granite Buyer, Inc.	5/22/2025	12/31/2030	Professional Services	9.75%	SOFR+575	6,467	6,375	6,532
Rancho Health MSO, Inc.	4/11/2023	6/20/2029	Healthcare Providers and Services	9.29%	SOFR+500	18,781	18,717	18,781
Recteq, LLC	2/24/2021	1/29/2026	Leisure Products	10.40%	SOFR+640	4,775	4,768	4,763
Ro Health, LLC	3/3/2025	1/17/2031	Healthcare Providers and Services	8.50%	SOFR+450	10,518	10,449	10,518
RRA Corporate, LLC	4/10/2025	8/15/2029	Diversified Consumer Services	9.25%	SOFR+525	7,700	7,639	7,654
RTIC Subsidiary Holdings, LLC	11/1/2024	5/3/2029	Leisure Products	9.75%	SOFR+575	9,875	9,758	9,776
Rural Sourcing Holdings, Inc.	9/6/2023	6/15/2029	High Tech Industries	9.92%	SOFR+575	4,303	4,245	3,873
Sabel Systems Technology Solutions, LLC	11/11/2024	10/31/2030	Government Services	9.91%	SOFR+575	5,955	5,905	5,955
Safe Haven Defense US, LLC	9/19/2024	5/23/2029	Construction and Building	9.50%	SOFR+550	9,864	9,747	9,815
Sales Benchmark Index, LLC	1/27/2021	7/7/2026	Professional Services	10.20%	SOFR+620	9,186	9,172	9,186
Sath Industries, LLC	4/10/2025	12/17/2029	Event Services	9.66%	SOFR+550	10,306	10,213	10,306
Schlesinger Global, Inc. (6)	9/30/2021	10/24/2025	Business Services	12.76%	SOFR+860	6,647	6,647	6,315
Seaway Buyer, LLC	4/11/2023	6/13/2029	Chemicals, Plastics and Rubber	10.15%	SOFR+615	4,850	4,802	4,523
Sigma Defense Systems, LLC	12/27/2021	12/20/2027	Aerospace and Defense	10.31%	SOFR+615	18,078	17,812	18,078
Smile Brands, Inc.	1/27/2021	10/12/2027	Healthcare and Pharmaceuticals	10.10%	SOFR+610	12,294	12,212	10,609
Spendmend Holdings, LLC	4/11/2023	3/1/2028	Healthcare Technology	9.15%	SOFR+515	4,029	3,989	4,029
STG Distribution, LLC - First Out New Money Term Loans (5)	10/24/2024	10/3/2029	Air Freight and Logistics	12.57%	SOFR+835	1,961	1,871	1,745
STG Distribution, LLC - Second Out Term Loans (5),(7)	5/22/2025	10/3/2029	Air Freight and Logistics	5.32%	—	4,535	2,562	363
SV-Aero Holdings, LLC	10/31/2024	11/1/2030	Aerospace and Defense	9.00%	SOFR+500	14,719	14,656	14,719
Systems Planning And Analysis, Inc.	3/15/2022	8/16/2027	Aerospace and Defense	8.92%	SOFR+475	14,438	14,345	14,322
TMII Enterprises, LLC	4/11/2023	12/22/2028	Commercial Services & Supplies	8.66%	SOFR+450	2,873	2,835	2,873
TCG 3.0 Jogger Acquisitionco, Inc.	4/26/2024	1/23/2029	Media	10.52%	SOFR+650	19,429	19,179	19,332
Team Services Group, LLC	10/4/2022	12/20/2027	Healthcare and Pharmaceuticals	9.56%	SOFR+525	5,327	5,141	5,305
The Bluebird Group, LLC	8/9/2021	7/28/2026	Professional Services	9.90%	SOFR+590	7,985	7,943	7,985
The Vertex Companies, LLC	4/11/2023	8/31/2028	Construction and Engineering	8.93%	SOFR+475	17,482	17,309	17,395
TPC US Parent, LLC	4/11/2023	11/24/2025	Consumer Goods: Non-Durable	10.19%	SOFR+590	16,355	16,341	16,224
Transgo, LLC	1/19/2024	12/29/2028	Automotive	9.91%	SOFR+575	15,880	15,694	16,005
Tyto Athene, LLC	5/5/2021	4/3/2028	IT Services	9.19%	SOFR+490	14,604	14,530	14,238
Urology Management Holdings, Inc.	4/11/2023	6/15/2027	Healthcare and Pharmaceuticals	9.66%	SOFR+550	6,753	6,718	6,753
Walker Edison Furniture Company, LLC - Unfunded Term Loan (3),(5)	8/29/2025	3/1/2029	Wholesale	—	—	353	—	12
Walker Edison Furniture Company, LLC - New Money DIP (5)	8/29/2025	3/1/2029	Wholesale	10.00%	—	134	134	136
Watchtower Buyer, LLC	5/20/2024	12/3/2029	Diversified Consumer Services	10.00%	SOFR+600	12,066	11,914	11,946
Wash & Wax Systems LLC (5)	4/30/2025	4/30/2028	Automobiles	9.81%	SOFR+550	5,847	5,947	5,964
Total First Lien Secured Debt							1,083,891	1,066,863
Subordinate Debt - 14.8% of Net Assets
Integrative Nutrition, LLC	4/17/2025	4/15/2030	Diversified Consumer Services	—	—	1,877	1,628	1,605
Integrative Nutrition, LLC	4/17/2025	4/15/2033	Diversified Consumer Services	—	—	4,275	1,977	1,977
Wash & Wax Systems LLC	4/30/2025	7/30/2028	Automobiles	12.00%	—	3,932	3,932	3,932
Total Subordinate Debt							7,537	7,514
Equity Securities - 20.3% of Net Assets
48Forty Intermediate Holdings, Inc. - Common Equity	11/5/2024	—	Containers and Packaging	—	—	1,722	—	—
New Insight Holdings, Inc. - Common Equity	7/15/2024	—	Diversified Consumer Services	—	—	116,055	2,031	1,740
Lucky Bucks, LLC - Common Equity	12/1/2023	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	392
Output Services Group, Inc. - Common Equity	12/1/2023	—	Business Services	—	—	126,324	1,012	1,037
Pragmatic Holdco, Inc. - Common Equity	3/28/2025	—	Education	—	—	134	—	—
Wash & Wax Group, LP - Common Equity	4/30/2025	—	Automobiles	—	—	2,493	4,449	4,593
White Tiger Newco, LLC - Common Equity (5)	7/31/2025	—	Automobiles	—	—	35,834	2,734	2,510
Total Equity Securities							12,288	10,272
Total Investments - 2,141.5% of Net Assets (6)(8)							1,103,716	1,084,649

Cash and Cash Equivalents - 121.5% of Net Assets
BlackRock Federal FD Institutional 81 ( Money Market Fund)				4.11%			12,475	12,475
Blackrock Liquidity Fed Fund Inst (Money Market Fund)				4.02%			4,265	4,265
JP Morgan USD Liquidity Inst (Money Market Fund)				4.10%			14,682	14,682

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Issuer Name	Acquisition	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
JP Morgan US Government Fund (Money Market Fund)				4.02%			10,539	10,539
Goldman Sachs Financial Square Government Fund (Money Market Fund)				4.10%			5,909	5,909
Non-Money Market Cash							13,690	13,690
Total Cash and Cash Equivalents							61,560	61,560
Total Investments and Cash Equivalents —2,263.0% of Net Assets							$1,165,276	$1,146,209
Liabilities in Excess of Other Assets — (2,163.0)% of Net Assets								(1,095,559)
Members' Equity—100.0%								$50,650

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
(6)
As of September 30, 2025, all investments are in U.S companies. Total cost, fair value, percentage of Net Assets for the U.S Companies were $1,103.7 million, $1,084.6 million and 2,141.5%.
(7)
Partial PIK non-accrual security
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Below is a listing of PSSL’s individual investments as of September 30, 2024 (Par and $ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value (2)
First Lien Secured Debt - 1,404.5% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Commercial Services & Supplies	10.95%	SOFR+610	2,903	$2,855	$2,903
ACP Avenu Buyer, LLC	10/2/2029	Business Services	10.58%	SOFR+525	9,925	9,771	9,602
ACP Falcon Buyer, Inc.	8/1/2029	Business Services	10.83%	SOFR+550	18,762	18,434	18,837
Ad.net Acquisition, LLC	5/7/2026	Media	11.28%	SOFR+626	8,708	8,658	8,708
Aeronix, Inc	12/18/2028	Aerospace and Defense	9.85%	SOFR+525	15,880	15,665	15,880
Alpine Acquisition Corp II	11/30/2026	Containers and Packaging	11.30%	SOFR+610	12,722	12,481	12,213
Anteriad, LLC (f/k/a MeritDirect, LLC)	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,717	4,613	4,717
Anteriad, LLC (f/k/a MeritDirect, LLC) - Incremental Term Loan	6/30/2026	Media: Advertising, Printing & Publishing	10.50%	SOFR+590	4,625	4,584	4,625
Applied Technical Services, LLC	12/29/2026	Commercial Services & Supplies	10.50%	SOFR+590	11,155	11,058	10,988
Arcfield Acquisition Corp.	8/3/2029	Aerospace and Defense	11.56%	SOFR+625	11,115	10,967	11,059
Beacon Behavioral Services, LLC	6/21/2029	Healthcare and Pharmaceuticals	9.85%	SOFR+525	9,975	9,836	9,825
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.35%	SOFR+575	4,900	4,828	4,753
Big Top Holdings, LLC	2/28/2030	Business Services	11.18%	SOFR+625	15,423	15,167	15,423
BioDerm, Inc.	1/31/2028	Healthcare and Pharmaceuticals	11.70%	SOFR+650	8,888	8,797	8,776
Blackhawk Industrial Distribution, Inc.	9/17/2026	Distributors	11.00%	SOFR+640	14,974	14,779	14,718
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	10.60%	SOFR+600	5,546	5,523	5,435
Broder Bros., Co.	12/4/2025	Consumer Products	10.97%	SOFR+611	2,274	2,274	2,274
Burgess Point Purchaser Corporation	9/26/2029	Automotive	10.20%	SOFR+535	442	417	416
By Light Professional IT Services, LLC	5/16/2025	High Tech Industries	12.18%	SOFR+698	13,084	13,059	13,084
Carnegie Dartlet, LLC	2/7/2030	Media: Advertising, Printing & Publishing	10.60%	SOFR+550	15,243	15,025	15,015
Cartessa Aesthetics, LLC	6/14/2028	Distributors	10.35%	SOFR+575	9,539	9,431	9,539
CF512, Inc.	8/20/2026	Media	11.21%	SOFR+619	6,751	6,682	6,649
Confluent Health, LLC	10/28/2028	Healthcare and Pharmaceuticals	8.96%	SOFR+400	6,708	6,506	6,540
Connatix Buyer, Inc.	7/13/2027	Media	10.53%	SOFR+561	3,775	3,734	3,775
Crane 1 Services, Inc.	8/16/2027	Commercial Services & Supplies	10.71%	SOFR+586	2,068	2,051	2,052
Dr. Squatch, LLC	8/31/2027	Personal Products	9.95%	SOFR+535	14,562	14,398	14,562
DRI Holding Inc.	12/21/2028	Media	10.20%	SOFR+535	2,600	2,420	2,509
DRS Holdings III, Inc.	11/3/2025	Consumer Goods: Durable	11.20%	SOFR+635	13,805	13,788	13,694
Dynata, LLC - First Out Term Loan (6)	7/15/2028	Diversified Consumer Services	10.38%	SOFR+526	1,360	1,264	1,358
Dynata, LLC - Last Out Term Loan	10/15/2028	Diversified Consumer Services	10.88%	SOFR+576	8,439	8,439	7,769
ECL Entertainment, LLC	8/31/2030	Hotel, Gaming and Leisure	8.85%	SOFR+400	4,963	4,894	4,973
EDS Buyer, LLC	1/10/2029	Electronic Equipment, Instruments, and Components	10.35%	SOFR+575	8,865	8,763	8,732
Exigo Intermediate II, LLC	3/15/2027	Software	11.20%	SOFR+635	12,546	12,418	12,484
ETE Intermediate II, LLC	5/29/2029	Diversified Consumer Services	11.56%	SOFR+650	12,249	12,032	12,249
Eval Home Solutions Intermediate, LLC	5/10/2030	Healthcare and Pharmaceuticals	10.60%	SOFR+575	9,268	9,132	9,176
Fairbanks More Defense	6/17/2028	Aerospace and Defense	9.65%	SOFR+450	10,117	10,071	10,128
Global Holdings InterCo LLC	3/16/2026	Diversified Financial Services	11.43%	SOFR+615	3,696	3,689	3,511
Graffiti Buyer, Inc.	8/10/2027	Trading Companies & Distributors	10.45%	SOFR+560	3,723	3,686	3,685
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.20%	SOFR+560	2,153	2,131	2,110
HEC Purchaser Corp	6/17/2029	Healthcare and Pharmaceuticals	9.75%	SOFR+550	3,691	3,648	3,665
Hills Distribution, Inc	11/8/2029	Business Services	11.11%	SOFR+600	8,957	8,835	8,868
HW Holdco, LLC	5/10/2026	Media	11.18%	SOFR+590	3,486	3,475	3,486
Imagine Acquisitionco, LLC	11/15/2027	Software	10.20%	SOFR+510	9,154	9,018	9,108
Infinity Home Services Holdco, Inc.	12/28/2028	Commercial Services & Supplies	11.45%	SOFR+685	6,029	5,932	6,089
Integrative Nutrition, LLC	1/31/2025	Diversified Consumer Services	11.75%	SOFR+715	11,287	11,274	9,707
			(PIK 2.25%)
Inventus Power, Inc.	6/30/2025	Consumer Goods: Durable	12.46%	SOFR+761	8,164	8,094	8,041
ITI Holdings, Inc.	3/3/2028	IT Services	10.58%	SOFR+565	3,900	3,855	3,900
Kinetic Purchaser, LLC	11/10/2027	Personal Products	10.75%	SOFR+615	13,492	13,289	13,492
Lash OpCo, LLC	2/18/2027	Personal Products	12.94%	SOFR+785	14,731	14,539	14,584
			(PIK 5.10%)
LAV Gear Holdings, Inc. (6)	10/31/2025	Capital Equipment	11.42%	SOFR+643	12,125	12,102	11,907
LAV Gear Holdings, Inc. - Term Loan Incremental	10/31/2025	Capital Equipment	11.64%	SOFR+640	2,861	2,856	2,810
Lightspeed Buyer Inc.	2/3/2026	Healthcare Providers and Services	10.15%	SOFR+535	11,330	11,258	11,330
LJ Avalon Holdings, LLC	1/31/2030	Environmental Industries	10.48%	SOFR+525	2,559	2,516	2,559
Loving Tan Intermediate II, Inc.	5/31/2028	Consumer Products	11.10%	SOFR+650	7,407	7,288	7,296
Lucky Bucks, LLC - First-Out Term Loan (6)	10/2/2028	Hotel, Gaming and Leisure	12.77%	SOFR+765	259	259	259
Lucky Bucks, LLC - Last-Out Term Loan	10/2/2029	Hotel, Gaming and Leisure	12.77%	SOFR+765	518	518	518
MAG DS Corp	4/1/2027	Aerospace and Defense	10.20%	SOFR+550	2,218	2,143	2,085
Magenta Buyer, LLC - First-Out Term Loan	7/31/2028	Software	12.13%	SOFR+701	357	357	337
Magenta Buyer, LLC - Second-Out Term Loan	7/31/2028	Software	12.38%	SOFR+801	452	452	310
Magenta Buyer, LLC - Third-Out Term Loan	7/31/2028	Software	11.63%	SOFR+726	1,675	1,675	490
Marketplace Events, LLC - Super Priority First Lien Term Loan (6)	9/30/2025	Media: Diversified and Production	10.38%	SOFR+540	1,845	1,845	1,845
Marketplace Events, LLC - Super Priority First Lien Unfunded Term Loan (3)(6)	9/30/2025	Media: Diversified and Production	0.00%		564	-	-
Marketplace Events, LLC (6)	9/30/2026	Media: Diversified and Production	10.53%	SOFR+525	4,837	4,068	4,837
MBS Holdings, Inc.	4/16/2027	Internet Software and Services	10.59%	SOFR+585	7,256	7,183	7,256
MBS Holdings, Inc. (New Issue) - Incremental	4/16/2027	Internet Software and Services	11.34%	SOFR+660	523	514	528
MBS Holdings, Inc. (New Issue) - Second Incremental	4/16/2027	Internet Software and Services	11.09%	SOFR+635	551	543	554
MDI Buyer, Inc.	7/25/2028	Chemicals, Plastics and Rubber	10.60%	SOFR+575	4,900	4,829	4,851
MDI Buyer, Inc. - Incremental	7/25/2028	Chemicals, Plastics and Rubber	11.25%	SOFR+600	1,416	1,395	1,409
Meadowlark Acquirer, LLC	12/10/2027	Professional Services	10.50%	SOFR+590	2,348	2,319	2,289

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Below is a listing of PSSL’s individual investments as of September 30, 2024 (continued):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Medina Health, LLC	10/20/2028	Healthcare and Pharmaceuticals	10.85%	SOFR+625	19,199	18,911	19,199
Megawatt Acquisitionco, Inc	3/1/2030	Electronic Equipment, Instruments, and Components	9.85%	SOFR+525	15,671	15,453	14,794
Mission Critical Electronics, Inc.	3/31/2025	Capital Equipment	10.50%	SOFR+590	5,551	5,551	5,551
MOREGroup Holdings, Inc	1/16/2030	Business Services	10.35%	SOFR+575	13,067	12,891	12,871
Municipal Emergency Services, Inc.	9/28/2027	Distributors	9.75%	SOFR+515	3,395	3,355	3,395
NBH Group LLC	8/19/2026	Healthcare, Education & Childcare	11.05%	SOFR+585	10,602	10,504	10,284
NORA Acquisition, LLC	8/31/2029	Healthcare Providers and Services	10.95%	SOFR+635	21,274	20,913	21,274
One Stop Mailing, LLC	5/7/2027	Air Freight and Logistics	11.21%	SOFR+636	15,682	15,480	15,682
ORL Acquisitions, Inc.	9/3/2027	Consumer Finance	14.00%	SOFR+940	2,140	2,124	1,819
			(PIK 7.50%)
Output Services Group, Inc - First-Out Term Loan	11/30/2028	Business Services	13.75%	SOFR+843	821	821	821
Output Services Group, Inc - Last-Out Term Loan	5/30/2028	Business Services	12.00%	SOFR+668	1,667	1,667	1,667
Owl Acquisition, LLC	2/4/2028	Professional Services	10.20%	SOFR+535	3,893	3,842	3,825
Ox Two, LLC	5/18/2026	Construction and Building	11.12%	SOFR+651	4,307	4,282	4,307
Pacific Purchaser, LLC	9/30/2028	Business Services	11.51%	SOFR+625	11,938	11,745	11,914
PCS Midco, Inc	3/1/2030	Diversified Consumer Services	10.81%	SOFR+575	3,871	3,818	3,871
PH Beauty Holdings III, Inc.	9/29/2025	Wholesale	10.17%	SOFR+543	9,391	9,289	9,302
PL Acquisitionco, LLC	11/9/2027	Textiles, Apparel and Luxury Goods	11.99%	SOFR+725	7,816	7,733	6,253
			(PIK 4.00%)
Pragmatic Institute, LLC (5)	7/6/2028	Education	12.35%	SOFR+750	11,855	11,480	7,261
			(PIK 12.35%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.95%	SOFR+635	2,775	2,758	2,761
Rancho Health MSO, Inc.	12/18/2025	Healthcare Providers and Services	10.85%	SOFR+560	1,016	1,016	1,016
Reception Purchaser, LLC	2/28/2028	Air Freight and Logistics	10.75%	SOFR+615	4,875	4,828	3,656
Recteq, LLC	1/29/2026	Leisure Products	11.75%	SOFR+715	4,825	4,796	4,777
RTIC Subsidiary Holdings, LLC	5/3/2029	Consumer Goods: Durable	10.35%	SOFR+575	9,975	9,830	9,776
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/15/2029	High Tech Industries	10.35%	SOFR+575	4,336	4,266	4,282
Safe Haven Defense US, LLC	5/23/2029	Construction and Building	9.85%	SOFR+525	9,973	9,830	9,873
Sales Benchmark Index LLC	1/3/2025	Professional Services	10.80%	SOFR+620	9,268	9,260	9,268
Sargent & Greenleaf Inc.	12/20/2024	Wholesale	12.45%	SOFR+760	4,916	4,906	4,916
			(PIK 1.00%)
Schlesinger Global, Inc.	7/14/2025	Business Services	13.20%	SOFR+835	12,388	12,387	12,078
			(PIK 0.50%)
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.75%	SOFR+615	4,900	4,842	4,729
Sigma Defense Systems, LLC	12/18/2027	Aerospace and Defense	11.50%	SOFR+690	18,620	18,370	18,434
Simplicity Financial Marketing Group Holdings, Inc	12/2/2026	Diversified Financial Services	11.00%	SOFR+640	11,359	11,206	11,472
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.46%	SOFR+461	1,290	1,268	1,289
Smartronix, LLC	11/23/2028	Aerospace and Defense	10.35%	SOFR+610	4,863	4,800	4,863
Smile Brands Inc.	10/14/2025	Healthcare and Pharmaceuticals	10.20%	SOFR+550	11,887	11,860	10,520
			(PIK 1.50%)
Solutionreach, Inc.	7/17/2025	Healthcare and Pharmaceuticals	12.40%	SOFR+715	4,582	4,560	4,582
Spendmend Holdings LLC	3/1/2028	Healthcare Technology	10.25%	SOFR+565	4,070	4,017	4,070
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.31%	SOFR+425	1,777	1,700	1,653
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.26%	SOFR+500	14,588	14,445	14,558
TCG 3.0 Jogger Acquisitionco	1/23/2029	Media	11.10%	SOFR+650	19,626	19,312	19,430
Team Services Group, LLC	11/24/2028	Healthcare and Pharmaceuticals	9.95%	SOFR+500	343	332	338
Teneo Holdings, LLC	3/13/2031	Business Services	9.60%	SOFR+475	5,473	5,418	5,490
The Bluebird Group LLC	07/27/26	Professional Services	11.25%	SOFR+665	8,521	8,427	8,521
The Vertex Companies, LLC	08/31/27	Construction and Engineering	10.95%	SOFR+610	7,636	7,538	7,639
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Consumer Goods: Non-Durable	10.84%	SOFR+565	16,524	16,394	16,524
Transgo, LLC	12/29/28	Automotive	10.60%	SOFR+575	18,552	18,293	18,552
TWS Acquisition Corporation	06/16/25	Diversified Consumer Services	11.33%	SOFR+640	943	943	943
Tyto Athene, LLC	04/01/28	IT Services	10.23%	SOFR+490	14,670	14,585	14,376
Urology Management Holdings, Inc.	06/15/26	Healthcare and Pharmaceuticals	10.76%	SOFR+550	6,823	6,742	6,755
Walker Edison Furniture Company LLC (4)(6)	03/01/29	Wholesale	0.00%		5,441	4,986	490
Walker Edison Furniture Company LLC - Junior Revolving Credit Facility (4)(6)	03/01/29	Wholesale	0.00%		1,667	1,667	1,667
Walker Edison Furniture Company LLC - DDTL - Unfunded (3)(4)(6)	03/01/29	Wholesale	0.00%		83	-	(76)
Watchtower Buyer, LLC	12/03/29	Diversified Consumer Services	10.60%	SOFR+600	12,189	12,007	12,067
Wildcat Buyerco, Inc.	02/27/27	Electronic Equipment, Instruments, and Components	10.60%	SOFR+575	16,014	15,916	16,014
Zips Car Wash, LLC	12/31/24	Automobiles	12.46%	SOFR+740	16,736	16,722	15,983
			(PIK 1.50%)
Total First Lien Secured Debt						920,485	906,532

Equity Securities - 10.5% of Net Assets
New Insight Holdings, Inc.	—	Diversified Consumer Services	—	—	116,055	$2,031	$2,031
Lucky Bucks, LLC	—	Hotel, Gaming and Leisure	—	—	73,870	2,062	904
New MPE Holdings, LLC	—	Media: Diversified and Production	—	—	47	-	2,710
Output Services Group, Inc	—	Business Services	—	—	126,324	1,012	1,104
Walker Edison Furniture - Common Equity	—	Wholesale	—	—	36,458	3,393	-

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par or Number of Shares	Cost	Fair Value(2)
Total Equity Securities						8,498	6,749
Total Investments - 1,415.0% of Net Assets (7)(8)						928,983	913,281
Cash and Cash Equivalents - 106.0% of Net Assets
BlackRock Federal FD Institutional 30 (Money Market Fund)						68,429	68,429
Total Cash and Cash Equivalents						68,429	68,429
Total Investments and Cash Equivalents —1,521.0% of Net Assets						$997,412	$981,710
Liabilities in Excess of Other Assets — (1,421.0)% of Net Assets							(917,163)
Members' Equity—100.0%							$64,547
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
(4)
Non-accrual security
(5)
Partial PIK non-accrual security
(6)
The securities, or a portion thereof, are not 1) pledged as collateral under the Credit Facility and held through Funding I; or, 2) securing the 2036 Asset-Backed Debt and held through PennantPark CLO II, Ltd., or, 3) securing the 2035 Asset-Backed Debt and held through PennantPark CLO VI, LLC.
(7)
As of September 30, 2024, all investments are in U.S companies. Total cost, fair value, and percentage of Net Assets for the U.S Companies were $929.0 million, $913.3 million and 1,415.0%.
(8)
All of our investments are not registered under the 1933 Act and have restrictions on resale.

Below are the consolidated statements of assets and liabilities for PSSL (in thousands):

	September 30, 2025	September 30, 2024
Assets
Investments at fair value (amortized cost—$1,103,716 and $928,983, respectively)	$1,084,649	$913,281
Cash and cash equivalents (cost—$61,560 and $68,429, respectively)	61,560	68,429
Interest receivable	4,138	4,722
Receivable for investments sold	838	—
Due from affiliate	208	48
Prepaid expenses and other assets	2,296	1,642
Total assets	1,153,689	988,122
Liabilities
Credit facility payable	74,500	146,100
2035 Asset-backed debt, net (par—$0 and $246,000, respectively) (unamortized deferred financing costs of $0 and $2,066, respectively)	—	243,934
2036 Asset-backed debt, net (par—$246,000) (unamortized deferred financing costs of $1,341 and $1,628, respectively)	244,659	244,372
2037 Asset-backed debt, net (par—$246,000 and $0, respectively) (unamortized deferred financing costs of $1,904 and $0, respectively)	244,096	—
2037-R Asset-backed debt, net (par—$246,000 and $0, respectively) (unamortized deferred financing costs of $2,518 and $0, respectively)	243,481	—
Notes payable to members	271,600	271,600
Interest payable on Credit facility and asset backed debt	16,868	9,281
Payable for investments purchased	—	86
Interest payable on notes to members	6,788	7,315
Accrued expenses	997	822
Due to affiliate	50	65
Total liabilities	1,103,039	923,575
Members' equity	50,650	64,547
Total liabilities and members' equity	$1,153,689	$988,122
(1)
As of both September 30, 2025 and 2024, PSSL had $0.4 million and $0.6 million unfunded commitments to fund investments, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Below are the consolidated statements of operations for PSSL (in thousands):

	Year Ended September 30, 2025	Year Ended September 30, 2024
Investment income:
Interest	$112,801	$109,094
Other income	1,540	1,191
Total investment income	114,341	110,285
Expenses:
Interest and expenses on credit facility and asset-backed debt	56,117	54,814
Interest expense on notes to members	34,221	34,186
Administration services expenses	2,819	2,354
Other General and administrative expenses (1)	1,556	1,464
Expenses before debt issuance costs	94,713	92,818
Debt issuance costs	200	999
Total expenses	94,913	93,817
Net investment income	19,428	16,468
Realized and unrealized (loss) gain on investments and debt:
Net realized (loss) gain on investments	(34,323)	(8,914)
Realized loss on debt extinguishment	(1,637)	(705)
Net change in unrealized (depreciation) appreciation on investments	(3,365)	3,048
Net realized and unrealized gain (loss) on investments and debt	(39,325)	(6,571)
Net increase (decrease) in members' equity resulting from operations	$(19,897)	$9,897
(1)
No management or incentive fees are payable by PSSL. If any fees were to be charged, they would be separately disclosed in the Consolidated Statements of Operations.

PennantPark Senior Secured Loan Fund II LLC

In August 2025, we and Hamilton Lane ("HL") formed PSSL II, an unconsolidated joint venture. PSSL II will invest primarily in middle-market and other corporate debt securities consistent with our strategy. PSSL II was formed as a Delaware limited liability company. PSSL II will invest in portfolio companies in the same industries in which we may directly invest. As of September 30, 2025, PSSL II had not commenced operations.

We and HL have committed to invest up to $200 million in the aggregate in the PSSL II, with the Company committing to invest up to $150 million and HL committing to invest up to $50 million. Investments by each of the Company and HL will be made in the form of membership interests and secured notes. The Company's commitment will consist of $105 million in secured notes and $45 million in membership interests. HL's commitment will consist of $35 million in secured notes and $15 million in membership interests. All material decisions regarding PSSL II must be submitted to its board of managers, which is comprised of an equal number of representatives from each of the Company and HL. Further, all portfolio and other material decisions require the affirmative vote of at least one board member designated by the Company and one board member from HL.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2036 Asset-Backed Debt, 2036-R Asset-Backed Debt, 2023 Notes, 2037 Asset-Backed Debt and the Credit Facility are classified as Level 3. Our 2026 Notes are classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

SEPTEMBER 30, 2025

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

In addition to using the above inputs to value cash equivalents, investments, our 2023 Notes, our 2026 Notes,our 2031 Asset-Backed Debt, our 2036 Asset-Backed Debt, our 2036-R Asset-Backed Debt, our 2037 Asset-Backed Debt and the Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$114,625	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	2,377,201	Market Comparable	Market yield	4.0% - 24.5% (9.9%)
First lien	17,969	Enterprise Market Value	EBITDA multiple	8.3x
First lien	3,836	Market Comparable	Revenue multiple	0.6x
Second Lien	995	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt	17,439	Market Comparable	Market yield	7.0% - 25.4% (17.1%)
Subordinated debt	547	Enterprise Market Value	EBITDA multiple	14.8x
Equity	196,398	Enterprise Market Value	EBITDA multiple	0.6x - 28.3x (10.8x)
Total Level 3 investments	$2,729,010
Long-Term Credit Facility	$683,837	Market Comparable	Market Yield	4.8%

Asset Category	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$132,197	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	1,589,437	Market Comparable	Market Yield	7.9% - 21.1% (9.1%)
First lien	25,063	Enterprise Market Value	EBITDA multiple	0.8x - 9.8x (3.4x)
Subordinated debt	2,688	Market Comparable	Market Yield	11.8% - 16.5% (14.0%)
Subordinated debt	4	Enterprise Market Value	EBITDA multiple	5x
Equity	168,450	Enterprise Market Value	EBITDA multiple	0.4x - 18.8x (11.0x)
Total Level 3 investments	$1,917,839
Long-Term Credit Facility	$443,880	Market Comparable	Market Yield	5.4%

(1)
The weighted averages disclosed in the table were weighted by their relative fair value.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Our investments, cash and cash equivalents, Credit Facility, 2026 Notes, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt, and 2037 Asset-Backed Debt were categorized as follows in the fair value hierarchy for ASC 820 purposes ($ in thousands):

	Fair Value at September 30, 2025
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$2,513,631	$—	$—	$2,513,631	$—
Second Lien and Subordinated debt	18,981	—	—	18,981	—
Equity	240,716	—	—	196,398	44,318
Total investments	2,773,328	—	—	2,729,010	44,318
Cash and cash equivalents	122,688	122,688	—	—	—
Total investments and cash and cash equivalents	$2,896,016	$122,688	$—	$2,729,010	$44,318
Long Term Credit Facility payable	$683,837	$—	$—	$683,837	$—
2026 Notes payable (2)	184,609	—	184,609	—	—
2036 Asset-Backed Debt(2)	284,627	—	—	284,627	—
2036-R Asset-Backed Debt(2)	265,366	—	—	265,366	—
2037 Asset-Backed Debt (2)	358,331	—	—	358,331	—
Total debt	$1,776,770	$—	$184,609	$1,592,161	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value in accordance with the specialized accounting guidance for investment companies, and thus have not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes, the 2036 Asset-Backed Debt, the 2036-R Asset-Backed Debt, and the 2037 Asset-Backed Debt and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

	Fair Value at September 30, 2024
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First lien	$1,746,697	$—	$—	$1,746,697	$—
Second lien and Subordinated debt	2,692	—	—	2,692	—
Equity	234,115	—	—	168,450	65,665
Total investments	1,983,504	—	—	1,917,839	65,665
Cash and cash equivalents	112,050	112,050	—	—	—
Total investments and cash and cash equivalents	$2,095,554	$112,050	$—	$1,917,839	$65,665
Long Term Credit Facility payable	$443,880	$—	$—	$443,880	$—
2026 Notes payable (2)	183,832	—	183,832	—	—
2036 Asset-Backed Debt(2)	284,086	—	—	284,086	—
2036-R Asset-Backed Debt(2)	265,235	—	—	265,235	—
Total debt	$1,177,033	$—	$183,832	$993,201	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSSL and PTSF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value in accordance with the specialized accounting guidance for investment companies, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply the fair value option allowed by ASC 825-10 to the 2026 Notes, the 2036 Asset-Backed Debt and the 2036-R Asset Backed Debt thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30, 2025
Description	First Lien	Second lien, subordinated debt and equity investments	Totals
Beginning Balance	$1,746,697	$171,142	$1,917,839
Net realized losses	(13,939)	7,998	(5,941)
Net change in unrealized depreciation	(641)	(1,937)	(2,578)
Purchases, PIK interest, net discount accretion and non-cash exchanges	1,700,654	33,553	1,734,207
Sales, repayments and non-cash exchanges	(919,140)	4,623	(914,517)
Transfers in and/or out of Level 3	—	—	—
Ending Balance	$2,513,631	$215,379	$2,729,010
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(4,077)	$14,343	$10,266

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

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

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3) ($ in thousands):

	Years Ended September 30,
Long-Term Credit Facility	2025	2024
Beginning balance (cost – $443,855 and $85,619, respectively)	$443,880	$85,619
Net change in unrealized (depreciation) appreciation included in earnings	(43)	26
Borrowings	645,000	606,455
Repayments	(405,000)	(248,220)
Ending balance (cost – $683,855 and $443,855 respectively)	$683,837	$443,880

As of September 30, 2025, we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S dollar borrowings as of September 30, 2025 (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	CAD 2,000	$1,455	$1,437	10/1/2025	$(18)

As of September 30, 2024 we had outstanding non-U.S. dollar borrowings on our Credit Facility. The following table shows our non-U.S. dollar borrowings as of September 30, 2024 (CAD and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
Canadian Dollar	CAD 2,000	$1,455	$1,481	10/1/2024	$26

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to the Credit Facility and the 2023 Notes. We elected to use the fair value option for the Credit Facility and the 2023 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $3.3 million, $6.5 million, and zero relating to amendment costs on the Credit Facility and debt issuance costs on the 2023 Notes during the years ended September 30, 2025, 2024, and 2023, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2023 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including our 2026 Notes, 2036-R Asset-Backed Debt, 2036 Asset-Backed Debt, and 2037 Asset-Backed Debt.

For the years ended September 30, 2025, 2024, and 2023, the Credit Facility or our Prior Credit Facility, as applicable, the 2023 Notes had a net change in unrealized appreciation (depreciation) of approximately zero, zero, and $(2.3) million, respectively. As of September 30, 2025 and 2024 , the net unrealized appreciation (depreciation) on the Credit Facility and the 2023 Notes totaled approximately zero and zero, respectively. We use a nationally recognized independent valuation service to measure the fair value of the Credit Facility and 2023 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate generally when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2025 and 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2024	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC**	$57,107	$4,214	$(36,984)	$(24,337)	$—	$5,062	$306	$22,811
PennantPark Senior Secured Loan Fund I LLC *	$294,128	$21,875	$—	$(34,035)	$281,968	$29,943	$16,626	$—
Total Controlled Affiliates	$351,235	$26,089	$(36,984)	$(58,372)	$281,968	$35,005	$16,932	$22,811

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

**Marketplace was sold during Q1 2025 quarter.

Name of Investment	Fair Value at September 30, 2023	Gross Additions	Sale of/ Distribution from Affiliates	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Interest Income	Dividend/Other Income	Net Realized Gains (Losses)
Controlled Affiliates
Marketplace Events, LLC	$34,027	$8,258	$—	$14,822	$57,107	$5,180	$130	$—
PennantPark Senior Secured
Loan Fund I LLC *	$260,969	$39,375	$—	$(6,216)	$294,128	$29,913	$14,875	$—
Total Controlled Affiliates	$294,996	$47,633	$—	$8,606	$351,235	$35,093	$15,005	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations:

	Years Ended September 30,
	2025	2024	2023
Numerator for net increase in net assets resulting from operations	$66,365	$91,839	$39,261
Denominator for basic and diluted weighted average shares	92,541,677	65,725,197	50,832,980
Basic and diluted net increase in net assets per share resulting from operations	$0.72	$1.40	$0.77

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

As of September 30, 2025 and 2024, the cost of investments for federal income tax purposes approximates amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes (in thousands):

	Years Ended September 30,
	2025	2024	2023
Decrease in paid-in capital	$(1,976)	$(900)	$(531)
Decrease in accumulated net realized loss	4	8	(1,645)
Increase in undistributed net investment income	1,972	892	2,176

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2025	2024	2023
Net increase in net assets resulting from operations	$66,365	$91,839	$39,261
Net realized gain (loss) on investments	6,046	(177)	16,155
Net realized gain (loss) on debt	—	383	—
Net change in unrealized depreciation (appreciation) on investments and debt	34,743	(14,324)	12,075
Other book-to-tax differences	1,668	11,435	(5,081)
Other non-deductible expenses	1,929	2,220	1,924
Taxable income before dividends paid deduction	$110,751	$91,376	$64,334

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows (in thousands):

	As of September 30,
	2025	2024	2023
Undistributed ordinary income – tax basis	$25,251	$30,316	$17,158
Short-term realized loss carried forward	(28,074)	(16,286)	(16,544)
Long-term realized loss carried forward	(92,134)	(88,745)	(78,796)
Distributions payable and other book to tax differences	(1,827)	(11,639)	(5,959)
Net unrealized appreciation (depreciation) of investments and debt	(48,301)	(13,174)	(27,499)
Total accumulated deficit – book basis	$(145,085)	$(99,528)	$(111,641)

The tax characteristics of distributions declared are as follows (in thousands):

	Years Ended September 30,
	2025	2024	2023
Ordinary income (including short-term gains, if any)	$113,897	$80,627	$60,451
Long-term capital gain	—	—	—
Total distributions	$113,897	$80,627	$60,451
Total distributions per share based on weighted average shares	$1.23	$1.23	$1.19

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2025 cash and cash equivalents consisted of money market funds and non-money market funds in the amounts of $40.7 million and $82.0 million, respectively. As of September 30, 2024, cash and cash equivalents consisted of money market funds and non-money market funds in the amounts of $22.2 million and $89.8 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30 ($ in thousands, except share and per share data):

	2025	2024	2023	2022	2021
Per Share Data:
Net asset value, beginning of year	$11.31	$11.13	$11.62	$12.62	$12.31
Net investment income (1)	1.16	1.18	1.33	1.18	1.02
Net change in realized and unrealized (loss) gain (1)	(0.44)	0.22	(0.56)	(1.10)	0.44
Net increase in net assets resulting from operations (1)	0.72	1.40	0.77	0.08	1.46
Distributions to stockholders (1), (2)
Distribution of net investment income	(1.23)	(1.23)	(1.19)	(1.14)	(1.14)
Distribution of realized gains	—	—	—	—	—
Total distributions to stockholders	(1.23)	(1.23)	(1.19)	(1.14)	(1.14)
Accretive (Dilutive) effect of common stock issuance	0.03	0.01	(0.08)	0.06	—
Net asset value, end of year	$10.83	$11.31	$11.13	$11.62	$12.62
Per share market value, end of year	$8.89	$11.57	$10.66	$9.60	$12.79
Total return (3)	(13.64)%	20.99%	23.84%	(17.76)%	66.47%
Shares outstanding at end of year	99,217,896	77,579,896	58,734,702	45,345,638	38,880,728
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.62%	5.48%	5.90%	5.34%	3.77%
Ratio of debt related expenses to average net assets (5)	9.39%	9.12%	6.68%	5.85%	5.00%
Ratio of total expenses to average net assets (5)	15.01%	14.60%	12.58%	11.19%	8.77%
Ratio of net investment income to average net assets (5)	10.42%	10.44%	11.82%	9.55%	8.07%
Net assets at end of year	$1,074,516	$877,294	$653,605	$527,092	$490,611
Weighted average debt outstanding	$1,411,052	$803,084	$615,068	$698,765	$622,739
Weighted average debt per share (1)	$15.25	$12.22	$12.10	$17.06	$16.06
Asset coverage per unit (6)	$1,603	$1,742	$2,304	$1,784	$1,746
Portfolio turnover ratio	32.85%	29.66%	28.64%	45.03%	62.58%

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

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2025, 2024, and 2023, inclusive of the fee on the undrawn commitment on the Credit Facility or the Prior Credit Facility, as applicable, amendment costs and debt issuance costs, was 6.8%, 8.5% and 6.2%, respectively. As of September 30, 2025, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing.

On April 5, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA). As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), effective as of April 5, 2019, subject to compliance with certain disclosure requirements. As of September 30, 2025 and 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was 160% and 174%, respectively.

Credit Facility

Maximum borrowings under Funding I’s multi-currency Credit Facility with affiliates of Truist Bank (formerly SunTrust Bank), or the Lenders was $718.0 million (decreased from $736.0 million in April 2025) as of September 30, 2025, subject to satisfaction of certain conditions and the regulatory restrictions that the 1940 Act imposes on us as a BDC, has an interest rate spread above SOFR (or an alternative risk-free floating interest rate index) of 200 basis points, a maturity date of August 2030 and a revolving period that ends in August 2028. As of September 30, 2025 and 2024, Funding I had $683.9 million and $443.9 million of outstanding borrowings under the Credit Facility, respectively. The Credit Facility had a weighted average interest rate of 6.3% and 7.5%, exclusive of the fee on undrawn commitments as of September 30, 2025 and 2024, respectively. As of September 30, 2025 and 2024, we had $34.1 million and $192.1 million of unused borrowing capacity under the Credit Facility, respectively, subject to leverage and borrowing base restrictions.

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

The Credit Facility contains covenants, including, but not limited to, restrictions of loan size, industry requirements, average life of loans, geographic and individual portfolio concentrations, minimum portfolio yield and loan payment frequency. Additionally, the Credit Facility requires the maintenance of a minimum equity investment in Funding I and income ratio as well as restrictions on certain payments and issuance of debt. The Credit Facility compliance reporting is prepared on a basis of accounting other than GAAP. As of September 30, 2025, we were in compliance with the covenants relating to the Credit Facility.

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

SEPTEMBER 30, 2025

to the extent of the value of the assets securing such indebtedness and structurally subordinated to all of our existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

2031 Asset-Backed Debt / 2036-R Asset-Backed Debt

In September 2019, the Company completed the $301.4 million term debt securitization. Term debt securitizations, also known as CLOs, are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s asset coverage requirements. The 2031 Asset-Backed Debt was issued by the Securitization Issuer. The 2031 Asset-Backed Debt was secured by the middle market loans, participation interests in middle market loans and other assets of the Securitization Issuer. The Debt Securitization was executed through (A) a private placement of: (i) $78.5 million Class A-1 Senior Secured Floating Rate Loans maturing 2031, which bore interest at the three-month SOFR plus 1.8%, (ii) $15.0 million Class A-2 Senior Secured Fixed Rate Notes due 2031, which bore interest at 3.7%, (iii) $14.0 million Class B-1 Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 2.9%, (iv) $16.0 million Class B-2 Senior Secured Fixed Rate Notes due 2031, which bore interest at 4.3%, (v) $19.0 million Class C‑1 Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 4.0%, (vi) $8.0 million Class C-2 Secured Deferrable Fixed Rate Notes due 2031, which bore interest at 5.4%, and (vii) $18.0 million Class D Secured Deferrable Floating Rate Loans due 2031, which bore interest at the three-month SOFR plus 4.8% and (B) the borrowing of $77.5 million Class A‑1 Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 1.8%, under a credit agreement by and among the Securitization Issuers, as borrowers, various financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and as loan agent. The annualized interest on the 2031 Asset-Backed Debt will be paid, to the extent of funds available. The reinvestment period of the Debt Securitization ended on October 15, 2023 and the 2031 Asset-Backed Debt was scheduled to mature on October 15, 2031.

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

The 2031 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Class D Secured Deferrable Floating Rate Notes and the Preferred Shares of the Securitization Issuer were eliminated in consolidation. As of September 30, 2025 and 2024, the Company had zero, respectively, of 2031 Asset-Backed Debt outstanding with a weighted average interest rate of zero, respectively. As of September 30, 2025 and 2024, the unamortized fees on the 2031 Asset-Backed Debt were zero, respectively.

On July 25, 2024, the Company closed the refinancing of the 2031 Asset-Backed Debt and upsize of a four-year reinvestment period, twelve-year final maturity $351.0 million debt securitization in the form of a collateralized loan obligation (the “2036-R Asset-Backed Debt”). The 2036-R Asset-Backed Debt was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain indenture, dated September 19, 2019, by and among the Issuers and U.S. Bank Trust Company, National Association, as amended by the second supplemental indenture, dated June 25, 2024): (i) $203 million of A-1-R Notes, which bear interest at the three-month SOFR plus 1.75%, (ii) $10.5 million of A-2-R Notes, which bear interest at three-month SOFR plus 1.90%, (iii) $12 million of Class B-R Notes, which bear interest at three-month SOFR plus 2.05%, (iv) $28 million of C-R Notes, which bear interest at three-month SOFR plus 2.75% and (v) $21 million of D-R Notes, which bear interest at three-month SOFR plus 4.30%, (B) the issuance by the Issuer of $64 million of subordinated notes pursuant to the Indenture and (C) the borrowing by the Issuer of $12.5 million of Class B-R Loans, which bear interest at three-month SOFR plus 2.05%, pursuant to a credit agreement, dated the closing date, by and among the Issuers, the various financial institutions and other persons party thereto, as lenders and U.S. Bank Trust Company, National Association, as loan agent and as trustee. The Replacement Debt matures in July 2036. The Replacement Debt was 100% funded at closing.

The obligations of the Issuers under the Replacement are non-recourse to the Company. The Company retained the Class D-R Notes and the Subordinated Notes through a consolidated subsidiary. As of September 30, 2025 and 2024, the Company had $266.0 million, respectively, of 2036-R Asset-Backed Debt outstanding with a weighted average interest rate of 6.2% and 7.2%, respectively. As of September 30, 2025 and 2024, the unamortized fees on the 2036-R Asset-Backed Debt were $0.6 million and $0.8 million, respectively.

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

The 2036 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the Subordinated Notes of the 2036-Securitization Issuer were eliminated in consolidation. As of September 30, 2025 and September 30, 2024, the Company had $287.0 million of 2036 Asset-Backed Debt outstanding with a weighted average interest rate of 7.1% and 8.1%. As of September 30, 2025 and September 30, 2024, the unamortized fees on the 2036 Asset-Backed Debt were $2.4 million and $2.9 million, respectively.

PENNANTPARK FLOATING RATE CAPITAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2025

Our Investment Adviser serves as collateral manager to the 2036-Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

2037 Asset-Backed Debt

In February 2025, the Company completed the 2037 Debt Securitization. The 2037 Notes were issued by the 2037 Securitization Issuer and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the 2037 Securitization Issuer. The transaction was executed through (A) a private placement of $220.5 million of AAA(sf) Class A-1 Notes, which bear interest at the three-month SOFR plus 1.49% (the “2037 Class A-1 Notes”), (ii) $19.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month SOFR plus 1.60% (the“2037 Class A-2 Notes”), (iii) $28.5 million of AA(sf) Class B Notes, which bear interest at three-month SOFR plus 1.75% (the “2037 Class B Notes”), (iv) $38.0million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.20% (the “2037 Class C Notes”), (v) $28.5 million of BBB-(sf) Class D Notes, which bear interest at three-month SOFR plus 3.60%, (the “2037 Class D Notes” and, collectively with the 2037 Class A-2 Notes, the 2037 Class B Notes and the 2037 Class D Notes, the “2037 Secured Notes”), and (vi) $85.1 million of subordinated notes (the “2037 Subordinated Notes” and, together with the 2037 Secured Notes, the“2037 Notes”) and (B) the borrowing by the 2037 Securitization Issuer of $10.0 million under AAA(sf) Class A-1L-A floating rate loans (the “2037 Class A-1L-ALoans”) and $45.0 million under AAA(sf) Class A-1L-B floating rate loans (the “2037 Class A-1L-B Loans” and, together with the Class A-1L-A Loans, the “2037Asset-Backed Loans,” and collectively with the 2037 Secured Notes and 2037 Subordinated Notes, the “2037 Asset-Backed Debt”), which bear interest at three-month SOFR plus 1.49%. The 2037 Asset-Backed Debt is scheduled to mature on April 20, 2037.

The 2037 Asset-Backed Debt is included in the Consolidated Statement of Assets and Liabilities as debt of the Company and the 2037 Class D Notes and the 2037 Subordinated Notes of the 2037 Securitization Issuer were eliminated in consolidation. The Company retained the 2037 Class D Notes and the 2037 Subordinated Notes. A portion of the proceeds received by the 2037 Securitization Issuer from the loans securing the 2037 Asset-Backed Loans and the 2037 Secured Notes may be used to purchase additional middle market loans under the direction of the Investment Adviser through April 20, 2029. As of September 30, 2025, the Company had $361.0 million of 2037 Asset-Backed Debt outstanding with a weighted average interest rate of 5.9%. As of September 30, 2025, the unamortized fees on the 2037 Asset-Backed Debt were $2.7 million.

Our Investment Adviser serves as collateral manager to the 2037 Securitization Issuer pursuant to the Collateral Management Agreement. For so long as our Investment Adviser serves as collateral manager, it will elect to irrevocably waive any collateral management fee to which it may be entitled under the Collateral Management Agreement.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2025 and 2024, we had $603.7 million and $632.2 million, respectively, in commitments to fund investments. Additionally, as described in Note 4, the Company had unfunded commitments of up to $65.6 million and zero to PSSL as of September 30, 2025 and 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL board of directors or investment committee. Additionally, as described in Note 4, the Company had unfunded commitments of up to $150 million and zero to PSSL II as of September 30, 2025 and 2024, respectively, that may be contributed primarily for the purpose of funding new investments approved by the PSSL II board of directors or investment committee.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2025, PennantPark Senior Secured Loan Fund I LLC triggered at least one of the significance tests. Because none of the significance tests under Rule 3-09 of Regulation S-X were triggered by PennantPark Senior Secured Loan Fund I LLC, separate audited financial statements of PennantPark Senior Secured Loan Fund I LLC are not required (and instead only summarized financial information is required pursuant to Rule 4-08(g) of Regulation S-X) but nonetheless, separate audited financial statements of PennantPark Senior Secured Loan Fund I LLC for the years ended September 30, 2025, 2024, and 2023 are also being filed voluntarily herewith as Exhibit 99.3 and Exhibit 99.4 to assist investors with better understanding the financial position of PennantPark Senior Secured Loan Fund I LLC.

14. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. CODM is comprised of the Company's Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primary based on the Company's net increase (decrease) in net assets resulting from operations ("Net Income") and net investments income ("NII"). The CODM utilizes Net Income and NII as the key metrics in determining the amount of dividends to be distributed to the Company's stockholders. As the Company's operations comprise of single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as "total assets" and significant segment expenses are listed on accompanying consolidated statements of operations.

15. SUBSEQUENT EVENTS

Subsequent to September 30, 2025, PSSL II commenced operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company’s internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 62 of this Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, a material weakness was identified in the operation of controls related to our quarterly review of equity investment valuations with respect to the allocation of value of the portfolio company to the Company’s holdings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. Notwithstanding the material weakness referenced above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We have begun the process of, and are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate the material weakness noted above. Our internal control remediation efforts include the following:

•
Enhance existing review controls of equity investments related to the allocation of the portfolio company’s enterprise value to the Company’s holdings to ensure allocations are consistent with the relevant and respective source document; and
•
Enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

We believe our planned actions to enhance our processes and controls will address this material weaknesses, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal controls over financial reporting and will continue to diligently review our internal control over financial reporting.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 62 of this Form 10-K, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Report on Internal Control Over Financial Reporting, which appears on page 62 of this Form 10-K for a description of a material weakness identified by Management.

Item 9B. Other Information

On November 20, 2025, the board of directors of the Company approved an amended Joint Code of Ethics (the “Amended Code”) applicable to, among others, the Company and the Investment Adviser. The changes were designed to include coverage of PennantPark Private Income Fund, a privately traded BDC, its investment adviser, PennantPark Private Income Fund Advisers LLC and PennantPark Enhanced Income Fund, a registered closed-end interval fund.

The amendments reflected in the Amended Code did not relate to or result in any waiver, explicit or implicit, of any provision of the previous Joint Code of Ethics.

The foregoing description of the revisions reflected in the Amended Code is qualified in its entirety by reference to the full text of the Amended Code, a copy of which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. A copy of the Amended Code is also available on the Company’s website at www.pennantpark.com.

10b5-1 Disclosure

None of the officers or directors of the Company have adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)
Index to Financial Statements — Refer to Item 8 starting on page 61.
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

4.5

Indenture, dated as of February 20, 2025, by and between PennantPark CLO 11, LLC, as issuer, and Western Alliance Trust Company, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025)

4.6	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 814-00891) filed on November 20, 2019)

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

10.24

Facility Amount Increase Request, dated as of December 11, 2024, among Truist Bank, as Administrative Agent, PennantPark Floating Rate Funding, I, LLC, PennantPark Investment Advisers, LLC, Raymond James Bank, Western Alliance Bank and U.S Bank Trust Company, National Association as Collateral Administrator (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00891), filed on February 10, 2025.

10.25

Class A-1L-A Credit Agreement, dated as of February 20, 2025, by and among PennantPark CLO 11, LLC, as borrower, the various financial institutions party thereto from time to time, as lenders, and Western Alliance Trust Company, National Association, as collateral agent and as loan agent, (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025.

10.26

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

10.27

Collateral Management Agreement, dated as of February 20, 2025, by and between PennantPark CLO 11, LLC as issuer, and PennantPark Investment Advisers, LLC, as collateral manager. (Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025).

10.28

Master Loan Sale Agreement, dated as of February 20, 2025, by and between PennantPark Floating Rate Capital Ltd., as seller, and PennantPark CLO 11, LLC, as buyer (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K (File No. 814-00891), filed on February 24, 2025).

10.29

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

10.30

Fifth Amendment to Revolving Credit and Security Agreement, dated August 4, 2025, by and among PennantPark Floating Rate Funding 1, LLC as borrower, PennantPark Investment Advisers, LLC as collateral manager, the lenders from time to time party thereto, Truist Bank, as administrative agent for the secured parties and swingline lender, Fifth Third Bank, National Association as Documentation Agent and U.S Bank Trust Company, National Association, as collateral agent, collateral administrator and back-up collateral administrator.

10.31

Limited Liability Company Agreement of PennantPark Senior Secured Loan Fund II LLC, dated as of August 8, 2025, by and between PennantPark Floating Rate Capital Ltd. and HL SCOPE RIC LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00891), filed on August 13, 2025)

14.1*	Joint Code of Ethics of the Registrant

19.1	Insider Trading Policy (included in the Joint Code of Ethics of the Registrant) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00891), filed on December 8, 2023.

99.2*	Report of RSM US LLP on Senior Securities Table

99.3*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2025 and 2024.

99.4*	Audited Consolidated Financial Statements of PennantPark Senior Secured Loan Fund I LLC for the Years Ended September 30, 2024 and 2023.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00891), filed on December 8, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 24, 2025.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 24, 2025
Arthur H. Penn

/s/ RICHARD T. ALLORTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 24, 2025
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	November 24, 2025
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 24, 2025
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 24, 2025
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 24, 2025
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR.	Director	November 24, 2025
José A. Briones